Form 10-Q
period 1997-01-31
HRE PROPERTIES INC
filed 1997-03-14
CIK 1029800

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934


For Quarter Ended January 31, 1997             Commission File Number 1-6309

                      HRE PROPERTIES, INC.
       (Exact Name of Registrant as Specified in Charter)

MARYLAND                                            04-2458042 *
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

321 Railroad Avenue, Greenwich, Connecticut         06830
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report: 5,092,028

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X  No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 11 PAGES, NUMBERED
CONSECUTIVELY FROM 1 TO 11 INCLUSIVE, OF WHICH THIS PAGE IS 1.

* I.R.S. Employer Identification Number of HRE Properties, the predecessor of the Registrant prior to the Reorganization described in Registration statement No. 333-19113-01.





                              INDEX

                         HRE PROPERTIES



PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)


       Consolidated Statements of Income--Three months ended January 31, 1997 and 1996.

       Consolidated Balance Sheets--January 31, 1997 and October 31, 1996.

       Consolidated Statements of Cash Flows--Three months ended
       January 31, 1997 and 1996.

       Consolidated Statements of Shareholders' Equity--Three months ended January 31, 1997 and 1996.

       Notes to Consolidated Financial Statements.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K

SIGNATURES

 HRE PROPERTIES, INC.
 CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
                                               January 31,October 31,


                                                  1997   1996
 ASSETS

Real Estate Investments:
 Properties owned - at cost, net of accumulated
  depreciation                                   $88,216   $ 88,280
 Properties available for sale - at cost,
  net of accumulated depreciation
  and recoveries                                   20,164    32,986
Investment in unconsolidated joint venture          8,611         -
 Mortgage notes receivable                          3,687     3,706
                                                  120,678   124,972

Cash and cash equivalents                           4,683     1,819
Interest and rent receivable                        2,772     2,795
Deferred charges, net of accumulated amortization   2,191     1,592
Other assets                                          969       982

                                                 $131,293 $ 132,160

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                           $39,653   $39,798
 Accounts payable and accrued expenses              1,269       774
Deferred trustees' fees                               478       470
 Other liabilities                                  1,323     1,152
                                                   42,723    42,194

Shareholders' Equity:
 Preferred shares, without par value;
   2,000,000 shares authorized; none issued             -         -
 Common shares, without par value;
   unlimited shares authorized;
   5,584,803 and 5,565,129 issued on January 31,
   1997 and October 31, 1996, respectively        124,252   124,126
 Less 492,775 and 219,048 common shares held
   in treasury, at cost                            (7,802)   (3,492)
 Distributions in excess of accumulated net income(27,880)  (30,668)
                                                   88,570    89,966
                                                 $131,293  $132,160

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                            Three Months Ended January 31,

                                          1997   1996
Revenues:
  Operating leases                      $8,260  $5,747
  Financing leases                         119     200
  Interest                                 159     207
  Equity in income of unconsolidated
    joint venture                           18       -

                                         8,556   6,154

 Operating Expenses:
  Property expenses                      1,833   2,243
  Interest                                 831   1,329
  Depreciation and amortization            984   1,258
  General and administrative expenses      491     503
  Trustees' fees and expenses               53      44

                                         4,192   5,377

 Operating Income                        4,364     777

 Gains on Sales of Properties                -   6,252

 Net Income                            $ 4,364 $ 7,029


 Net Income Per Common Share             $  .86 $ 1.31

 Weighted Average Number of Common Shares
  Outstanding                             5,076  5,367






 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                              Three Months Ended January 31,

                                                                1997   1996
Operating Activities:
 Net income                                                    $4,364 $7,029
 Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                  984  1,258
   Recovery of investment in properties owned
         subject to financing leases                              242    257
   Equity in income of unconsolidated joint venture               (18)     -
   Gain on sale of properties                                       - (6,252)
   Decrease (Increase) in interest and rent receivable             23   (271)
   Increase (Decrease) in accounts payable and accrued expenses   495    (56)
   (Increase) Decrease in other assets and other liabilities,net  192    219

   Net Cash Provided by Operating Activities                    6,282  2,184

 Investing Activities:
  Acquisitions of properties                                    (293)      -
  Improvements to existing properties owned
    and deferred charges                                      (1,213) (2,118)
  Investment in unconsolidated joint venture                     (84)      -
  Payments received on mortgage notes receivable                  19      21
  Miscellaneous                                                 (237)     75

   Net Cash (Used in) Investing Activities                    (1,808) (2,022)

 Financing Activities:
  Proceeds from bank loan                                          -   5,250
  Proceeds from mortgage notes                                     -   6,000
  Dividends paid                                              (1,576) (1,556)
  Proceeds from sales of common shares                           126      66
  Purchases of common shares for treasury                        (15)
  Payments on mortgage notes payable                            (145)(12,387)

   Net Cash (Used in) Financing Activities                    (1,610) (2,627)

 Net Increase (Decrease) In Cash and Cash Equivalents          2,864  (2,465)
 Cash and Cash Equivalents at Beginning of Period              1,819   7,097

 Cash and Cash Equivalents at End of Period                   $4,683 $ 4,632



 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                           Common Shares
                                                                    (Distributions
                                                         Treasury   In Excess of
                                   Outstanding    Issued  Shares,   Accumulated
                                        Number    Amount  at Cost   Net Income)    Total



Balances - October 31, 1995          5,367,226  $123,844  $(2,861)  $(34,401)  $86,582
 Net income                                  -         -        -      7,029     7,029
 Cash dividends paid ($.29 per share)        -         -        -     (1,556)   (1,556)
 Sale of additional common shares under
  dividend reinvestment plan             4,847        66        -          -        66

Balances - January 31, 1996          5,372,073  $123,910  $(2,861)  $(28,928)  $92,121

Balances - October 31, 1996          5,346,081  $124,126  $(3,492)  $(30,668)  $89,966
 Net income                                  -         -        -      4,364     4,364
 Cash dividends paid ($.31 per share)        -         -        -     (1,576)   (1,576)
 Sale of additional common shares under
  dividend reinvestment plan             4,008        72        -          -        72
 Common shares issued upon exercise
  of stock options                      15,666        54        -          -        54
 Deemed purchase of common shares in
    connection with organization of
    unconsolidated joint venture      (272,727)        -   (4,295)         -    (4,295)
 Purchases of common shares held
  in treasury                           (1,000)        -      (15)         -       (15)

Balances - January 31, 1997          5,092,028  $124,252  $(7,802)  $(27,880)   $88,570





The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HRE PROPERTIES



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reorganization and Merger

This Quarterly Report on Form 10-Q is filed by and on behalf of HRE
Properties, Inc., a Maryland corporation (the "Corporation"), as the successor by merger (the"Merger") to HRE Properties, a Massachusetts business trust (the "Trust"). On March 12, 1997, the Trust was merged with and into the Corporation, the separate existence of the Trust ceased, the Corporation was the surviving entity in the Merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Corporation. Prior to the Merger, the Corporation had no assets or liabilities and conducted no operations other than those incident to its organization and the Merger. Unless otherwise noted herein, the financial information contained herein relates solely to the Trust as of, or for the period ended, January 31, 1997. All subsequent periodic and other reports to be filed under the Securities Exchange Act of 1934 and all financial information to be contained therein will relate to the Corporation.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of HRE Properties ("the Trust"), its wholly-owned subsidiary, and a joint venture in which the Trust has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Trust's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Results of operations for the three-month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31,1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report for the fiscal year ended October 31, 1996.

Mortgage Notes Payable

In February 1997, the Trust obtained a non recourse first mortgage loan in the principal amount of $2 million. The mortgage loan which bears interest at 7.99% per annum, is due in 2002 and is secured by a retail property having a book value of approximately $3.1 million. The proceeds from this financing and available cash were used to repay a mortgage loan in the unpaid principal amount of approximately $2.4 million secured by the property which matured in February 1997.

Operating Lease Income

In November 1996, the Trust settled a dispute with one of its tenants to recover, among other things, unpaid additional percentage rents totalling $3.25 million. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores in a specified radius when computing percentage rent due the Trust. The one-time settlement, has been recorded as additional operating lease income in the accompanying consolidated statement of income for the three-months ended January 31, 1997.

Investment In Unconsolidated Joint Venture

In November 1996, the Trust formed a joint venture with certain shareholders of the Trust. The purpose of the joint venture is to own, manage and redevelop the Countryside Square shopping center in Clearwater, Florida, a property owned by the Trust. The Trust, as the general partner, contributed the shopping center at its net carrying amount of $12.6 million, (which amount approximated its fair value at that time), and the limited partners, including Kimco Realty Corp. who manages the property, contributed 600,000 common shares of the Trust to the joint venture.
The partnership agreement provides for the limited partners to receive an annual cash preference from available cash of the joint venture, and upon liquidation, proceeds from sale of the joint venture assets are to be distributed to the partners as follows: first, $12 million to the limited partners, next, $25 million to the Trust and the balance to the partners in proportion to the respective joint venture interests. The property may be sold at any time after the third year of operation and the Trust has a right of first refusal on the sale of the property.

The partners are not obligated to make any additional capital contributions, however, to the extent that there is a shortfall in cash available for distributions, the general partner may elect to sell the common shares of the Trust held by the joint venture in an amount equal to the shortfall amount, or contribute such shortfall amount to the joint venture.

The Trust has accounted for its proportionate interest in the common shares of the Trust owned by the joint venture as a deemed purchase of 272,727 common shares for treasury. In this connection, the Trust reduced its investment in joint venture and shareholders' equity by $4,295,000. Additionally, the Trust's equity in earnings of the joint venture is reflected after eliminating its proportionate share of dividend income recorded by the joint venture in connection with its interest in the common shares of the Trust. The contribution of the property into the joint venture and the deemed purchase of common shares by the Trust represent noncash investing and financing activities and therefore are not included in the accompanying 1997 consolidated statement of cash flows.


Recently Issued Accounting Standard

In March 1995, the Financial Accounting Standards Board issued Statement
No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires, among other things, that assets to be disposed of be carried at the lower of cost or fair value less costs to dispose. The Trust adopted the Statement during the first quarter of 1997. Based on the provisions of the Statement, the Trust determined that no impairment provision of the carrying amount of its real estate assets or other long-lived assets was necessary.

With respect to Properties Available for Sale, it is the Trust's policy to reclassify such properties as assets to be disposed of pursuant to the Statement upon determination that such properties will be sold within one year.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Trust's liquidity and capital resources include its cash and cash equivalents, funds available from bank borrowings and long-term mortgage debt and sales of real estate investments. The Trust meets its liquidity requirements primarily by generating cash from the operations of its properties and collection of principal and interest on its mortgage notes receivable. Payments of expenses related to real estate operations, capital improvement programs, debt service, management and professional fees, and dividend requirements place demands on the Trust's liquidity.

     The Trust believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At January 31, 1997, the Trust had cash and cash equivalents of $4.7 million compared to $1.8 million at October 31, 1996. The Trust also has $15 million in unsecured lines of credit with two major commercial banks. Extensions of credit under one of the lines of credit in the amount of $10 million is subject to the bank's satisfaction of certain conditions including the intended use of proceeds.
The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes.
The credit lines expire at various periods in 1997 and outstanding borrowings, if any, may be repaid from proceeds of debt refinancings or sales of properties. At January 31, 1997, there were no outstanding borrowings under the lines of credit. It is the Trust's intent to renew these credit lines as they expire in 1997. Long-term debt consists of mortgage notes payable totalling $39.7 million, of which $679,000 in principal payments are due in fiscal 1997.

In February, 1997, the Trust repaid an 8 1/2 % mortgage note payable in the outstanding principal amount of $2,450,000, from proceeds of a $2,000,000 mortgage note and available cash. The new $2,000,000 mortgage loan bears interest at 7.99% and is due 2002.


Funds from Operations

Funds from Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains
(or losses) from debt restructuring and sales of properties, plus depreciation and amortization and the elimination of significant non-recurring charges and credits. The Trust believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance.

Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. The Trust considers recoveries of investment in properties which are subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In the three-month period ended January 31, 1997,
Funds from Operations increased 7.5% to $2,463,000 from $2,292,000 in the year ago period. The improvement is principally the result of additional leasing of space at certain of the Trust's core properties and lower interest expense.

Results of Operations

Revenues

     Total revenues increased to $8,556,000 in the first three months of fiscal 1997, from $6,154,000 a year ago. Operating lease income for the three-months ended January 31, 1997 includes $3,250,000 of additional percentage rent revenues recovered in a settlement of a dispute for unpaid rent with one of the Trust's tenants. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores within a specified radius when computing percentage rent due the Trust.

     Operating lease income for properties owned in both fiscal years 1997 and 1996 increased by $463,000 or 10.5% in the first three-months of fiscal 1997 compared to the same period last year.
However, in fiscal 1997 operating lease income reflects the effect of the sales of three properties during fiscal 1996, which properties contributed $828,000 of gross rents during the first three months of that year.

     In November 1996, the Trust contributed the Countryside Square shopping center to a limited partnership which is accounted for in the accompanying financial statements as an unconsolidated joint venture. As a result, the financial statements for the three-months ended January 31, 1997 excludes the revenues and expenses of the property. Operating lease income for the property in last year's first quarter amounted to $570,000.

Expenses

     Total expenses amounted to $4,192,000 in the Trust's first quarter of fiscal 1997 compared to $5,377,000 for the same period last year. The largest expense category is property expenses of the Trust's real estate operating properties. Property expenses totalled $1,833,000 for the first three months of fiscal 1997, compared to $2,243,000 for the same period in 1996. The decrease in property expenses in 1997 reflect the effect of the sales of three properties during fiscal 1996 and lower utility and maintenance costs this year.

     Interest expense decreased by $498,000 for the three months ended January 31, 1997 from the repayment during fiscal 1996 of $16.6 million of mortgage notes payable and the refinance of an $11.25 million mortgage at a lower interest cost.

     Depreciation and amortization expense decreased in the first quarter of fiscal 1997 from the sale of three operating properties in fiscal 1996.

                   PART II - OTHER INFORMATION



Item 6    Exhibits and Reports on Form 8-K

The Registrant filed with the Commission a Current Report on Form 8K dated November 22, 1996. Such report referred under Item 5 to the organization of a limited partnership in which the Registrant contributed certain real property as more fully discussed in the Notes to Financial Statements.





                       S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HRE PROPERTIES
                            (Registrant)



                           By:/s/______________________________
                           Charles J. Urstadt
                           Chairman and
                           Chief Executive Officer



                           By:/s/______________________________
                           James R. Moore
                           Executive Vice President/
                           Chief Financial Officer
                           (Principal Financial Officer
                            and Principal Accounting Officer)





Dated : March 13, 1997