Form 10-Q
period 1997-04-30
HRE PROPERTIES INC
filed 1997-06-16
CIK 1029800

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549



          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934



For Quarter Ended April 30, 1997          Commission File Number 1-6309

                      HRE PROPERTIES, INC.
       (Exact Name of Registrant as Specified in Charter)

MARYLAND                                       04-2458042
(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)                Identification Number)

321 Railroad Avenue, Greenwich, CT                     06830
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report:  5,156,942

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X  No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 13 PAGES, NUMBERED
CONSECUTIVELY FROM 1 TO 13 INCLUSIVE, OF WHICH THIS PAGE IS 1.


                              INDEX

                      HRE PROPERTIES, INC.



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


       Consolidated Statements of Income--Three months ended April 30, 1997 and 1996,Six months ended April 30, 1997 and 1996.

       Consolidated Balance Sheets--April 30, 1997 and October 31,1996.

       Consolidated Statements of Cash Flows--Six months ended
       April 30, 1997 and 1996.

       Consolidated Statements of Stockholders' Equity--Six months ended April 30, 1997 and 1996.

       Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

 HRE PROPERTIES, INC.

 CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)
                                                 April 30,  October31,
                                                  1997          1996
                                                (Unaudited)
  ASSETS

Real Estate Investments:
  Properties owned - at cost, net of accumulated
  depreciation                                           $ 87,764   $  88,280
  Properties available for sale - at cost, net of
  accumulated depreciation and recoveries                  20,377      32,986
  Investment in unconsolidated joint venture                8,730           -
  Mortgage notes receivable                                 3,655       3,706
                                                          120,526     124,972

Cash and cash equivalents                                   4,152       1,819
Interest and rent receivable                                2,595       2,795
Deferred charges, net of accumulated amortization           2,551       1,592
Other assets                                                1,194         982

                                                        $ 131,018   $ 132,160

LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
  Mortgage notes payable                                $  39,030   $  39,798
  Accounts payable and accrued expenses                     1,692         774
  Deferred trustees' fees                                     487         470
  Other liabilities                                         1,416       1,152
                                                           42,625      42,194
 Stockholders' Equity:
  Preferred stock, par value $.01 per share;
  20,000,000 shares authorized;none issued and outstanding      -           -
  Excess stock, par value $.01 per share; 10,000,000 shares
  authorized;none issued and outstanding                        -           -
  Common stock, par value $.01 per share; 70,000,000 shares
  authorized; 5,156,942  and 5,346,081 issued on April 30,
  1997 and October 31, 1996, respectively                 117,628     120,634
  Distributions in excess of accumulated net income       (28,152)    (30,668)
                                                           89,476      89,966
  Notes receivable from officer stockholders and
    Unearned Compensation - Restricted Stock               (1,083)          -
                                                           88,393      89,966
                                                        $ 131,018    $132,160

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                        Page 3 of 13
HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)



                                      Six Months Ended    Three Months Ended
                                          April 30             April 30
                                        1997     1996        1997    1996
Revenues:
  Operating leases                   $ 12,952 $11,361     $ 4,542   $5,614
  Financing leases                        237     342         118      142
  Interest and other                      646     528         487      321
  Equity in income of unconsolidated
  joint venture                            36       -          18        -

                                       13,871  12,231       5,165    6,077

 Operating Expenses:
  Property expenses                     3,772   4,533       1,939    2,290
  Interest                              1,659   2,606         828    1,277
  Depreciation and amortization         1,979   2,525         991    1,266
  General and administrative expenses     678     788         187      286
  Trustees' fees and expenses              93      86          40       42

                                        8,181  10,538       3,985    5,161

 Operating Income                       5,690   1,693       1,180      916

 Gains on Sales of Properties               -   6,252           -        -

 Net Income                           $ 5,690 $ 7,945     $ 1,180   $  916

 Net Income Per Common Share          $  1.12 $  1.48     $   .23   $  .17

 Weighted Average Number of Common
 Shares Outstanding                     5,098  5,370        5,097    5,372






 The accompanying notes to consolidated financial statements are an integral part of these statements.






                              Page 4 of 13


HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                Six Months Ended April 30,

                                                           1997     1996
Operating Activities:
  Net income                                            $ 5,690  $  7,945
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          1,979     2,525
   Recovery of investment in properties owned
        subject to financing leases                         496       481
   Equity in income of unconsolidated joint venture         (36)        -
   Gains on sales of properties                               -    (6,252)
   Decrease (Increase) in interest and rent receivable      200      (609)
   Increase in accounts payable and accrued expenses        935       138
   (Increase) decrease in other assets and other
        liabilities, net                                    (51)      224

   Net Cash Provided by Operating Activities              9,213     4,452

 Investing Activities:
  Acquisition of property                                  (293)        -
  Improvements to properties and deferred charges, net   (2,976)   (4,594)
  Contract deposit                                            -      (230)
  Investment in unconsolidated joint venture               (170)        -
  Payments received on mortgage notes receivable             51       186

   Net Cash (Used in) Investing Activities               (3,388)   (4,638)

 Financing Activities:
  Proceeds from bank loan                                     -     5,250
  Proceeds from mortgage note                                 -     6,000
  Dividends paid                                         (3,174)   (3,222)
  Proceeds from sales of common shares                       465      138
  Purchases of common shares                                 (15)       -
  Payments on mortgage notes payable                        (768) (12,594)

   Net Cash (Used in) Financing Activities                (3,492)  (4,428)

 Net Increase (Decrease) In Cash and Cash Equivalents      2,333   (4,614)
 Cash and Cash Equivalents at Beginning of Period          1,819    7,097

 Cash and Cash Equivalents at End of Period             $  4,152  $ 2,483



 The accompanying notes to consolidated financial statements are an integral part of these statements.


                        Page 5 of 13
HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except shares and per share data)

                                          Common Stock

                                                                           (Distributions
                                                                  Treasury   In Excess of
                                        Outstanding      Issued     Shares    Accumulated
                                             Number      Amount    at Cost    Net Income)    Total



Balances - October 31, 1995               5,367,226    $123,844   $(2,861)   $(34,401)    $86,582

 Net Income                                       -           -         -       7,945       7,945
 Cash dividends paid ($.60 per share)             -           -         -      (3,222)     (3,222)
 Sale of additional common shares under
  dividend reinvestment plan                  9,797         138         -           -         138

Balances - April 30, 1996                 5,377,023    $123,982   $(2,861)   $(29,678)    $91,443

Balances - October 31, 1996               5,346,081    $124,126   $(3,492)   $(30,668)    $89,966

 Net income                                       -           -         -       5,690       5,690
 Cash dividends paid ($.62 per share)             -           -         -     ( 3,174)     (3,174)
 Sale of additional common shares under
  dividend reinvestment plan                  8,256         144         -           -         144
 Common shares issued upon exercise
   of stock options                          27,332         321         -           -         321
 Common shares issued under Restricted
   Stock Plan                                49,000         839         -           -         839
 Reduction in Treasury Shares                     -      (3,492)    3,492           -           -
 Deemed purchase of common shares
   in connection with  organization
   of unconsolidated joint venture         (272,727)     (4,295)        -           -       (4,295)
 Purchases of common shares                  (1,000)        (15)        -           -          (15)

Balances - April 30, 1997                 5,156,942     $117,628        -    $(28,152)    $89,476




The accompanying notes to consolidated financial statements are an integral part of these statements.

                        Page 6 of 13

                         HRE PROPERTIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Business

HRE Properties, Inc. (HRE), a real estate investment trust, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Corporation's major tenants include supermarket chains and other retailers who sell basic necessities.


Reorganization and Merger

This Quarterly Report on Form 10-Q is filed by and on behalf of HRE Properties, Inc., a Maryland corporation (the "Corporation"), as the successor by merger (the"Merger") to HRE Properties, a Massachusetts business trust (the "Trust"). On March 12, 1997, the Trust was merged with and into the Corporation, the separate existence of the Trust ceased, the Corporation was the surviving entity in the Merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Corporation. This change resulted in the transfer of $3,492,000 from the treasury shares account to the common stock account at the time of the Merger. Prior to the Merger, the Corporation had no assets or liabilities and conducted no operations other than those incident to its organization and the Merger. Pursuant to the Merger, all properties, assets, liabilities and obligations of the Trust became the properties, assets, liabilities and obligations of the Corporation.


Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiary, and a joint venture in which the Corporation has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Corporation's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and six month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report for the fiscal year ended October 31, 1996.

                          Page 7 of 13
Recently Issued Accounting Standard

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires, among other things, that assets to be disposed of be carried at the lower of cost or fair value less costs to dispose. The Corporation adopted the Statement during the first quarter of 1997. Based on the provisions of the Statement, the Corporation determined that no impairment provision of the carrying amount of its real estate assets or other long-lived assets was necessary.

With respect to Properties Available for Sale, it is the Corporation's policy to reclassify such properties as assets to be disposed of pursuant to the Statement upon determination that such properties will be sold within one year.


Operating Lease Income

In November 1996, the Corporation settled a dispute with one of its tenants to recover, among other things, unpaid additional percentage rents totalling $3.25 million. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores in a specified radius when computing percentage rent due the Corporation. The one-time settlement, has been recorded as additional operating lease income in the accompanying consolidated statements of income for the six-months ended April 30, 1997.


Mortgage Notes Payable

In February 1997, the Corporation obtained a non recourse first mortgage loan in the principal amount of $2 million. The mortgage loan bears interest at 7.99% per annum, is due in 2002 and is secured by a retail property having a net book value of approximately $3.1 million. The proceeds from this financing and available cash were used to repay a mortgage loan in the unpaid principal amount of approximately $2.4 million.


Investment In Unconsolidated Joint Venture

In November 1996, the Corporation formed a joint venture with certain stockholders of the Corporation. The purpose of the joint venture is to own, manage and redevelop the Countryside Square shopping center in Clearwater, Florida, a property owned by the Corporation. The Corporation, as the general partner, contributed the shopping center at its net carrying amount of $12.6 million, (which amount approximated its fair value at that

                          Page 8 of 13

time), and the limited partners, including Kimco Realty Corp. who manages the property, contributed 600,000 common shares of the Corporation to the joint venture. The partnership agreement provides for the limited partners to receive an annual cash preference from available cash of the joint venture, and upon liquidation, proceeds from sale of the joint venture assets are to be distributed to the partners as follows: first, $12 million to the limited partners, next, $25 million to the Corporation and the balance to the partners in proportion to the respective joint venture interests. The property may be sold at any time after the third year of operation and the Corporation has a right of first refusal on the sale of the property.

The partners are not obligated to make any additional capital contributions, however, to the extent that there is a shortfall in cash available for distributions, the general partner may elect to sell the common shares of the Corporation held by the joint venture in an amount equal to the shortfall amount, or contribute such shortfall amount to the joint venture.

The Corporation has accounted for its proportionate interest in the common shares of the Corporation owned by the joint venture as a deemed purchase of 272,727 common shares for treasury. In this connection, the Corporation reduced its investment in joint venture and stockholders' equity by $4,295,000. Additionally, the Corporation's equity in earnings of the joint venture is reflected after eliminating its proportionate share of dividend income recorded by the joint venture in connection with its interest in the common shares of the Corporation. The contribution of the property into the joint venture and the deemed purchase of common shares by the Corporation represent noncash investing and financing activities and therefore are not included in the accompanying 1997 consolidated statement of cash flows.


Restricted Stock Plan and Notes Receivable from Stock Sales

In March, 1997, the stockholders of the Corporation approved a Restricted Stock Plan (Plan) providing for the grant of restricted stock awards to key employees of the Corporation. The Plan allows for restricted stock awards up to an aggregate of 250,000 common shares of the Corporation. During the second quarter of fiscal 1997, the Corporation awarded 49,000 restricted shares to certain key employees as an incentive for future services. The shares vest over five years. The market value of shares awarded has been recorded as unearned compensation - restricted stock and is shown as a separate component of stockholders equity. Unearned compensation is being amortized to expense over the five year vesting period.

During fiscal 1997 certain officers exercised stock options for notes.
The notes, in the amount of $267,000, are full recourse promissory notes bearing interest at the prime rate +1/2% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable semi-annually and the principal is due in 2002.







                          Page 9 of 13
PART I - FINANCIAL INFORMATION (continued)

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

The Corporation's liquidity and capital resources include its cash and cash equivalents, funds available from bank borrowings and long-term mortgage debt and sales of real estate investments. The Corporation meets its liquidity requirements primarily by generating cash from the operations of its properties and collection of principal and interest on its mortgage notes receivable. Payments of expenses related to real estate operations, capital improvement programs, debt service, management and professional fees, and dividend requirements place demands on the Corporation's liquidity.

The Corporation believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At April 30,1997, the Corporation had cash and cash equivalents of $4.2 million compared to $1.8 million at October 31, 1996. The Corporation also has $15 million in unsecured lines of credit with two major commercial banks. Extensions of credit under one of the lines of credit in the amount of $10 million is subject to the bank's satisfaction of certain conditions including the intended use of proceeds. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The credit lines expire at various periods in 1997 and outstanding borrowings, if any, may be repaid from proceeds of debt refinancings or sales of properties. At April 30, 1997, there were no outstanding borrowings under the lines of credit. It is the Corporation's intent to renew these credit lines as they expire. Long-term debt consists of mortgage notes payable totalling $39.0 million, of which $679,000 in principal payments are due in fiscal 1997.

In February, 1997, the Corporation repaid an 8.5 % mortgage note payable in the outstanding principal amount of $2,450,000, from proceeds of a $2,000,000 mortgage note and available cash. The mortgage loan bears interest at 7.99% and is due 2002.

Funds from Operations

Funds from Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization and the elimination of significant non-recurring charges and credits.
The Corporation believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance.

Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. The Corporation considers recoveries of investment in properties which are subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In the six-month period ended April 30, 1997, Funds from Operations increased 8.7% to $4,966,000 from $4,570,000 in the year ago period. The improvement is principally the result of additional leasing of space at certain of the Corporation's core properties last year, the effect of which is reflected this year, and lower interest expense.

                          Page 10 of 13
Results of Operations

Revenues

Operating lease revenues increased to $12,952,000 in the first six months of fiscal 1997 from $11,361,000 a year ago. For the six-months ended April 30, 1997, operating lease income includes $3,250,000 of additional percentage rent recovered in a settlement of a dispute with one of the Corporation's tenants.
In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores within a specified radius when computing percentage rent due the Corporation.

Operating lease income for properties owned in both fiscal years 1997 and 1996 increased by $703,000 and $239,000 in the six-month and three-month periods of fiscal 1997 respectively, compared to the same periods last year. The improvement is principally the result of additional leasing of space at certain of the Corporation's core properties last year, the effect of which is reflected this year.However, in fiscal 1997 operating lease income reflects the effect of the sales of three properties during fiscal 1996, which properties contributed approximately $1,463,000 and $635,000 of operating rents during the six-month and three-month periods of fiscal 1996.

In November 1996, the Corporation contributed the Countryside Square shopping center to a limited partnership which is accounted for in the accompanying financial statements as an unconsolidated joint venture. As a result, the financial statements for the six-month and three-month periods ended April 30, 1997 excludes the revenues and expenses of the property. Operating lease income for the property in the six-month and three-month periods ended April 30, 1996 amounted to $1,030,000 and $526,000, respectively.


Expenses

Total expenses amounted to $8,181,000 in the Corporation's first half of fiscal 1997 compared to $10,538,000 for the same period last year. The largest expense category is property expenses of the Corporation's real estate operating properties. Property expenses totalled $3,772,000 for the first six months of fiscal 1997, compared to $4,533,000 for the same period in 1996. The decrease in property expenses in 1997 reflect the effect of the sales of three properties during fiscal 1996, the absence of the expenses of the Countryside Square property referred to above, lower utility and maintenance costs this year.

Interest expense decreased by $947,000 and $449,000 for the six-month and three-month periods ended April 30, 1997 respectively, from the repayment during fiscal 1996 of $16.6 million of mortgage notes payable and the refinance of an $11.25 million mortgage at a lower interest cost.

Depreciation and amortization expense decreased in the first half of fiscal 1997 from the sale of three operating properties in fiscal 1996 referred to above.

                   PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a)  The date of the Annual Meeting was March 12, 1997,

     (b)  Shareholders voted on the following proposals:

          - To approve a Plan of Reorganization, which provided for the reorganization of the Trust from a Massachusetts business trust into a Maryland corporation by means of a merger (the "Merger") of the Trust with and into HRE Properties, Inc., a newly organized Maryland corporation.

             3,411,891 common shares were voted in the affirmative; 94,449 common shares were voted against; and 299,161 common shares abstained in vote.

          - To approve a Restricted Stock Award Plan providing for the grant of restricted stock awards to key management personnel of the Corporation;

             4,470,159 common shares were voted in the affirmative; 359,413 common shares were voted against; and 108,949 common shares abstained in vote.

          - To ratify the appointment of Arthur Andersen LLP as the independent auditors of the Corporation;

             4,852,022 common shares were voted in the affirmative; 37,470 common shares were voted against; and 49,029 common shares abstained in vote.


Item 6       Exhibits and Reports on Form 8-K

             The Registrant filed with the Commission a Current Report on Form 8-K dated March 12, 1997. Such report referred under Item 2 to the merger of HRE Properties, a Massachusetts business trust (Trust) into HRE Properties, Inc., a Maryland corporation (Corporation) pursuant to a Plan of Reorganization set forth as Exhibit A to a Joint Proxy Statement of the Trust and the Corporation contained in Registration Statement No. 333-19133, as amended.

             Such report also referred under Item 5, to the resignation of The First National Bank of Boston as rights agent under that certain Rights Agreement dated October 28, 1988, as amended; and to an amended and restated Rights Agreement by and between the Registrant and The Bank of New York.

                       S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HRE PROPERTIES, INC.
                            (Registrant)



                           By:_____/s/______________________
                           Charles J. Urstadt
                           Chairman and
                           Chief Executive Officer



                           By:____/s/_______________________
                           James R. Moore
                           Executive Vice President/
                           Chief Financial Officer
                           (Principal Financial Officer
                            and Principal Accounting Officer)



Dated : June 13, 1997