Form 10-Q
period 1997-07-31
HRE PROPERTIES INC
filed 1997-09-15
CIK 1029800

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549



          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934



For Quarter Ended July 31, 1997                Commission File Number 1-6309

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

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report:  5,161,123

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


       Consolidated Statements of Income--Three months ended July 31, 1997 and 1996, Nine months ended July 31, 1997 and 1996.

       Consolidated Balance Sheets--July 31, 1997 and October 31,1996.

       Consolidated Statements of Cash Flows--Nine months ended
       July 31, 1997 and 1996.

       Consolidated Statements of Stockholders' Equity--Nine months ended July 31, 1997 and 1996.

       Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

HRE PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share data)
                                                          July 31,  October 31,
                                                             1997         1996
                                                       (Unaudited)
ASSETS

Real Estate Investments:
 Properties owned - at cost, net of accumulated
  depreciation                                             $ 87,155  $  88,280
 Properties available for sale - at cost, net of
  accumulated depreciation and recoveries                    20,167     32,986
 Investment in unconsolidated joint venture                   8,854          -
 Mortgage notes receivable                                    3,630      3,706
                                                            119,806    124,972
Cash and cash equivalents                                     4,234      1,819
Interest and rent receivable                                  2,837      2,795
Deferred charges, net of accumulated amortization             2,714      1,592
Other assets                                                  1,123        982

                                                          $ 130,714  $ 132,160
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgage notes payable                                    $ 38,857   $ 39,798
 Accounts payable and accrued expenses                        1,397        774
 Deferred directors' fees                                       496        470
 Other liabilities                                            1,280      1,152
                                                             42,030     42,194
Stockholders' Equity:
 Preferred stock, par value $.01 per share; 20,000,000
 shares authorized;none issued and outstanding                    -          -
 Excess stock, par value $.01 per share; 10,000,000 shares
 authorized;none issued and outstanding                           -          -
 Common stock, par value $.01 per share; 70,000,000 shares
 authorized;5,161,123  and 5,346,081 outstanding on
 July 31, 1997 and  October 31, 1996, respectively               51         53
 Additional paid in capital                                 117,652    120,581
 Distributions in excess of accumulated net income          (27,984)   (30,668)
 Notes receivable from officer stockholders and
   Unearned Compensation - Restricted Stock                  (1,035)         -
                                                             88,684     89,966
                                                          $ 130,714   $132,160

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)



                                          Nine months Ended  Three Months Ended
                                                   July 31          July 31
                                                1997     1996     1997    1996
Revenues:
  Operating leases                          $ 18,404  $16,971  $ 5,452  $5,611
  Financing leases                               347      478      110     136
  Interest and other                             848      737      202     209
  Equity in income of unconsolidated
   joint venture                                  77        -       41       -

                                              19,676   18,186    5,805   5,956

Operating Expenses:
  Property expenses                            5,515    6,562    1,743   2,029
  Interest                                     2,500    3,783      841   1,178
  Depreciation and amortization                3,029    3,802    1,050   1,278
  General and administrative expenses            986    1,159      308     370
  Directors' fees and expenses                   135      133       42      47

                                              12,165   15,439    3,984   4,902

Operating Income                               7,511    2,747    1,821   1,054

Gains on Sales of Properties                       -    6,641        -     389

Net Income                                   $ 7,511  $ 9,388  $ 1,821  $1,443

Net Income Per Common Share                  $  1.46  $  1.74  $   .35  $  .26

Weighted Average Number of Common Shares
Outstanding                                   5,140     5,371    5,158   5,374





The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                    Nine months Ended July 31,

                                                                1997     1996
Operating Activities:
  Net income                                                $ 7,511   $  9,388
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            3,029      3,802
     Recovery of investment in properties owned
         subject to financing leases                            745        715
     Equity in income of unconsolidated joint venture           (77)         -
     Gains on sales of properties                                 -     (6,641)
     Decrease (increase) in interest and rent receivable       (158)       (96)
     Increase in accounts payable and accrued expenses          649         65
     (Increase) decrease in other assets and other
         liabilities, net                                       (48)      (196)

     Net Cash Provided by Operating Activities                11,651     7,037

Investing Activities:
 Acquisition of property                                        (293)     (881)
 Improvements to properties and deferred charges, net         (3,224)   (5,447)
 Proceeds from sale of mortgage note receivable                    -       143
 Proceeds from sales of properties                                 -    10,567
 Investment in unconsolidated joint venture                     (553)        -
 Payments received on mortgage notes receivable                   76        65

     Net Cash (Used in) Investing Activities                  (3,994)    4,447

Financing Activities:
 Proceeds from bank loan                                           -     5,250
 Proceeds from mortgage note                                       -     6,000
 Dividends paid                                               (4,827)   (4,884)
 Proceeds from sales of additional common shares                 541       210
 Purchases of common shares                                      (15)     (541)
 Payments on mortgage notes payable                             (941)  (19,532)

     Net Cash Provided by (Used in) Financing Activities      (5,242)  (13,497)

Net Increase (Decrease) In Cash and Cash Equivalents           2,415    (2,013)

Cash and Cash Equivalents at Beginning of Period               1,819     7,097

Cash and Cash Equivalents at End of Period                  $  4,234   $ 5,084



 The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

(In thousands, except shares and per share data)

                                                                                                   Notes Receivable/
                                                                                   (Distributions  Unearned
                                         Outstanding       Additional    Treasury  In Excess       Compensation
                                          Number of    Par   Paid in      Shares  of Accumulated   Restricted-
                                        Common Shares Value  Capital     at Cost   Net Income)     Stock        Total



Balances - October 31, 1995                 5,367,226       $123,844    $(2,861)    $(34,401)  $      -        $86,582

 Net Income                                         -              -          -        9,388                     9,388
 Cash dividends paid ($.91 per share)               -              -          -       (4,884)                   (4,884)
 Sale of additional common shares under
  dividend reinvestment plan                   14,761            210          -            -                       210
 Purchases of common shares                   (34,700)             -       (541)           -                      (541)

Balances - July 31, 1996                    5,347,287       $124,054    $(3,402)    $(29,897)  $       -       $90,755

Balances - October 31,1996                  5,346,081  $53  $124,073    $(3,492)    $(30,668)                  $89,966

 Net income                                         -                                  7,511                     7,511
 Cash dividends paid ($.94 per share)               -                                 (4,827)                   (4,827)
 Sale of additional common shares under
  dividend reinvestment plan                   12,437            220          -            -                       220
 Common shares issued upon exercise
   of stock options                            27,332   -        321          -            -                       321
 Common shares issued under Restricted
   Stock Plan                                  49,000   -        838          -            -                       838
 Purchases and retirement of
   common shares                               (1,000)  -          -        (15)           -                       (15)
 Reduction in Treasury Shares                       -   -     (3,507)     3,507            -                         -
 Deemed purchase of common shares
   in connection with  organization
   of unconsolidated joint venture           (272,727) (2)    (4,293)         -            -                    (4,295)
 Unamortized restricted stock
   compensation and notes
   receivable from officers from
   sales of common stock                            -   -          -          -            -    $(1,035)        ($1,035)

Balances - July 31,1997                     5,161,123 $51    $117,652         -     $(27,984)   $(1,035)        $88,684


The accompanying notes to consolidated financial statements are an integral part of these statements.


                         HRE PROPERTIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Business

HRE Properties, Inc., a real estate investment trust, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Corporation's major tenants include supermarket chains and other retailers who sell basic necessities.


Reorganization and Merger

This Quarterly Report on Form 10-Q is filed by and on behalf of HRE Properties, Inc., a Maryland corporation (the "Corporation"), as the successor by merger (the"Merger") to HRE Properties, a Massachusetts business trust (the "Trust"). On March 12, 1997, the Trust was merged with and into the Corporation, the separate existence of the Trust ceased, the Corporation was the surviving entity in the Merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Corporation. This change resulted in the transfer of $3,507,000 from the treasury shares account to the common stock account at the time of the Merger. Prior to the Merger, the Corporation had no assets or liabilities and conducted no operations other than those incident to its organization and the Merger. Pursuant to the Merger, all properties, assets, liabilities and obligations of the Trust became the properties, assets, liabilities and obligations of the Corporation.


Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiary, and a joint venture in which the Corporation has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Corporation's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and nine-month periods ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report for the fiscal year ended October 31, 1996.

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


Operating Lease Income

In November 1996, the Corporation settled a dispute with one of its tenants to recover, among other things, unpaid additional percentage rents totalling $3.25 million. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores in a specified radius when computing percentage rent due the Corporation. The one-time settlement, has been recorded as additional operating lease income in the accompanying consolidated statements of income for the nine-months ended July 31, 1997.


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

The Corporation has accounted for its proportionate interest in the common shares of the Corporation owned by the joint venture as a deemed purchase and retirement of 272,727 common shares. In this connection, the Corporation reduced its investment in joint venture and stockholders' equity by $4,295,000. Additionally, the Corporation's equity in earnings of the joint venture is reflected after eliminating its proportionate share of dividend income recorded by the joint venture in connection with its interest in the common shares of the Corporation. The contribution of the property into the joint venture and the deemed purchase of common shares by the Corporation represent noncash investing and financing activities and therefore are not included in the accompanying 1997 consolidated statement of cash flows.


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

During fiscal 1997 certain officers exercised stock options for notes. The notes, in the amount of $267,000, are full recourse promissory notes bearing interest at the prime rate plus 1/2% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable semi-annually and the principal is due in 2002.

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

The Corporation believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At July 31, 1997, the Corporation had cash and cash equivalents of $4.2 million compared to $1.8 million at October 31, 1996. The Corporation also has $15 million in unsecured lines of credit with two major commercial banks. Extensions of credit under one of the lines of credit in the amount of $10 million is subject to the bank's satisfaction of certain conditions including the intended use of proceeds. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The credit lines were renewed during the third quarter of fiscal 1997 and expire in 1998. Outstanding borrowings, if any, may be repaid from proceeds of debt refinancings or sales of properties. At July 31, 1997, there were no outstanding borrowings under either line of credit. Long-term debt consists of mortgage notes payable totalling $38.8 million, of which $10.5 million in principal payments are due in the next twelve months. The Corporation intends to refinance a $9.1 million mortgage which matures in November, 1997 with a new mortgage or repay such indebtedness from available cash sources.

In February, 1997, the Corporation repaid an 8 1/2% mortgage note payable in the outstanding principal amount of $2,450,000, from proceeds of new $2,000,000 mortgage note and available cash. The mortgage loan bears interest at 7.99% and is due 2002.

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

Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. The Corporation considers recoveries of investment in properties which are subject to financing leases to be analogous to amortization for purposes of calculating funds from operations. In the nine-month period ended July 31, 1997, funds from operations increased 8.6% to $7,570,000 from $6,970,000 in the year ago period. The improvement is principally the result of additional leasing of space at certain of the Corporation's core properties last year, the effect of which is reflected this year, and lower interest expense.

Results of Operations

Revenues

Operating lease revenues increased to $18,404,000 in the first nine months of fiscal 1997 from $16,971,000 a year ago. For the nine-months ended July 31, 1997, operating lease income includes $3,250,000 of additional percentage rent received in the first quarter of fiscal 1997 in settlement of a dispute with one of the Corporation's tenants. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores within a specified radius when computing percentage rent due the Corporation.

Operating lease income for properties owned in both fiscal years 1997 and 1996 increased by 7% in the nine-month period of fiscal 1997, compared to the same period last year. For the three-months ended July 31, 1997, operating lease income was unchanged compared to the same period in 1996. The improvement in the nine-month period is principally the result of new leasing of space at certain of the Corporation's core properties last year, the effect of which is reflected this year. Operating lease income in fiscal 1997 reflects the effect of the sales of three properties during fiscal 1996, which properties contributed approximately $1,926,000 and $463,000 of operating rents during the nine-month and three-month periods of fiscal 1996, respectively.

In November 1996, the Corporation contributed the Countryside Square shopping center to a limited partnership which is accounted for in the accompanying financial statements as an unconsolidated joint venture. As a result, the financial statements for the nine-month and three-month periods ended July 31, 1997 excludes the revenues and expenses of the property. Operating lease income for the property in the nine-month and three-month periods ended July 31, 1996 amounted to $1,472,000 and $442,000, respectively.


Expenses

Total expenses amounted to $12,165,000 in the Corporation's first nine-months of fiscal 1997 compared to $15,439,000 for the same period last year. The largest expense category is property expenses of the Corporation's real estate operating properties. Property expenses totalled $5,515,000 for the first nine months of fiscal 1997, compared to $6,562,000 for the same period in 1996. The decrease in property expenses in 1997 reflect the effect of the sales of three properties during fiscal 1996, the absence of the expenses of the Countryside Square property referred to above, lower utility and maintenance costs this year.


Interest expense decreased by $1,283,000 and $337,000 for the nine-month and three-month periods ended July 31, 1997 respectively, from the repayment during fiscal 1996 of $16.6 million of mortgage notes payable and the refinance of an $11.25 million mortgage at a lower interest cost.

Depreciation and amortization expense decreased in the first half of fiscal 1997 principally from the absence of depreciation and expense for operating properties sold during fiscal 1996.





                         Page  11 of 13
                  PART II - OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K

             No reports of Form 8-K were filed by the Registrant during the three-month period ended July 31, 1997.




                          Page 12 of 13
S I G N A T U R E S

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



Dated: September 12, 1997




                          Page 13 of 13