Form 10-K
period 1997-10-31
HRE PROPERTIES INC
filed 1998-01-23
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 1-6309
                              HRE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

               MARYLAND                                     04-2458042
        (State  of incorporation)                        (I.R.S. Employer
                                                        Identification No.)
           321 RAILROAD AVENUE
         GREENWICH, CONNECTICUT                               06830
(Address of Principal Executive Offices)                    (Zip code)

       Registrant's telephone number, including area code: (203) 863-8200

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                 on which registered

     Common Stock, par value $.01 per share              New York Stock Exchange

     Preferred Share Purchase Rights                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   [X]                          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 6, 1998: Common Shares, par value $.01 per share - $74,065,000.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 5,167,495 Common Shares, par value $.01 per share, as of January 6, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for Annual Meeting of Shareholders to be held on March 11, 1998 (certain parts as indicated herein) (Part III).

                                TABLE OF CONTENTS

                                                                       Form 10-K
Item No.                                                             Report Page
--------                                                             -----------

                                     PART I

1.  Business                                                                   3

2.  Properties                                                                 8

3.  Legal Proceedings                                                         10

4.  Submission of Matters to a Vote of Security Holders                       10


                                     PART II

5.  Market for the Registrant's Common Equity and
      Related Shareholder Matters                                             10

6.  Selected Financial Data                                                   12

7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                           13

8.  Financial Statements and Supplementary Data                               16

9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                                  16


                                    PART III

10. Directors and Executive Officers of the Registrant                        16

11. Executive Compensation                                                    17

12. Security Ownership of Certain Beneficial Owners and Management            17

13. Certain Relationships and Related Transactions                            17


                                     PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K         17

                                     PART I

ITEM I.  BUSINESS.

Organization
------------

     HRE Properties, Inc. was organized on July 7, 1969 as an unincorporated business trust under the laws of the Commonwealth of Massachusetts pursuant to a Declaration of Trust dated July 7, 1969, as amended. On March 12, 1997, the shareholders of HRE Properties ("Trust") approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into HRE Properties, Inc. (the "Company"). As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company. Prior to the merger, the Company had no assets or liabilities and conducted no operations other than those incident to its organization and the merger. Pursuant to the merger, all properties, assets, liabilities and obligations of the Trust became the properties, assets, liabilities and obligations of the Company.

     The Company has qualified and has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to such provisions of the Code, a trust which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Trust intends to continue to qualify as a real estate investment trust for federal income tax purposes.


Description of Business
-----------------------

     The Company's sole business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States. The Company's core properties consist of community shopping centers in the northeastern part of the United States. The remaining properties include office and retail buildings and industrial properties. The Company also seeks to identify desirable properties for acquisitions which it acquires in the normal course of business. In addition, the Company regularly reviews its portfolio and from time to time considers and effects the sale of certain properties.

     At October 31, 1997, the Company owned or had an equity interest in twenty properties comprised of shopping centers, single tenant retail stores, office buildings and service and distribution facilities located in twelve states throughout the United States, containing a total of 2,983,200 square feet of gross leasable area. For a description of the Company's individual investments, see Item 2.

     The Company intends to continue to invest substantially all of its assets in income producing real estate, with a primary emphasis on shopping centers, although the Company will retain the flexibility to invest in other types of real property. While the Company is not limited to any geographical location, the Company's current strategy is to invest primarily in properties located in the northeastern region of the United States.


Investment and Operating Strategy
---------------------------------

     The Company's investment objective is to increase cash flow, current income and consequently the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing properties, and (ii) the selective acquisitions of income-producing real estate properties, primarily neighborhood and community shopping centers, in the geographic regions, where the Company presently operates.

     These neighborhood and community shopping center properties are designed to attract local area customers and would typically be anchored by a supermarket, discount department store or drugstore tenant offering day-to-day necessities rather than high-priced luxury items.


Core Properties
---------------

     The Company considers those properties which are directly managed by the Company, located close to the Company's headquarters and concentrated in the community shopping center sector to be core properties. Of the twenty properties in the Company's portfolio, eleven properties are considered core properties consisting of eight community shopping centers, one mixed-use (retail/office) property and two office buildings (including the Company's executive headquarters). The properties contain in the aggregate 1,292,700 square feet of gross leasable area. The Company's core retail properties collectively had 169 tenants providing a wide range of retail products and services. Tenants include national supermarkets, discount department stores, a regional electronic store and local retailers. At October 31, 1997, the core properties were 95% leased.

     A substantial portion of the Company's operating lease income from retail tenants consists of rent received under short- and intermediate-term leases. Most of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers.


Non-Core Properties
-------------------

     In fiscal 1995, the Board of Directors expanded and refined the strategic objectives of the Company to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The Company believes that economic conditions in the real estate markets where the Company's non-core properties are located have improved and that opportunities to sell those properties have also improved. At October 31, 1997, the non-core properties, including the Company's investment in unconsolidated joint venture and undeveloped land, total nine properties, having an aggregate net book value of $31,247,000 ($32,986,000 at October 31, 1996) and comprise the Company's office (with the exception of the Company's headquarters), distribution and service facilities, and certain retail properties located outside of the northeast region of the United States. The Company expects that the ultimate sales of the non-core properties over the next several years will result in net gains to the Company.

     At October 31, 1997, the Company's non-core properties consisted of one office building, containing 212,000 square feet of gross leasable area (GLA), four retail properties totaling 557,500 square feet, four industrial properties with a total of 921,000 square feet of GLA and 4.2 acres of undeveloped land. The non-core properties were 98% leased at October 31, 1997.

     The office property has four tenants which offer a range of services, including engineering, management and administrative.

     The four service and distribution facilities are 100% occupied and consist of two automobile and truck parts distribution warehouses, one truck sales and service center and one automobile tire distribution facility. The service and distribution facilities are net leased under long-term lease arrangements whereby the tenants pay all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

     The four retail properties consist of a 231,000 square foot shopping center located in Clearwater, Florida containing 46 tenants and single tenant properties leased to Mervyn's, a division of Dayton-Hudson Corp. and Value City Stores, Inc. under long term "triple net" leases whereby the tenants pay all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

     The Clearwater, Florida property, known as the Countryside Square Shopping Center is owned by a joint venture in which the Company is the general partner. In fiscal 1997, the Company formed the joint venture with certain former shareholders of the Company to own and manage the shopping center. The Company contributed the shopping center at its net carrying amount (which amount approximated its fair value of $13 million at the date of contribution), and the limited partners, including Kimco Realty Corp. who manages the property, contributed 600,000 common shares of the Company to the limited partnership.

     At October 31, 1997, the Company also owned a portfolio of mortgage notes receivable consisting of fixed rate mortgages aggregating $3,605,000. The fixed rate mortgages are secured by retail properties sold by the Company in prior years.

     During the five year period ended October 31, 1997, the Company acquired an interest in nine properties totalling 920,900 square feet of gross leasable space at an aggregate cost of approximately $62 million. In the same period, the Company spent nearly $9.1 million to expand, renovate, improve and lease its existing properties. During the five year period ended October 31, 1997, the Company has sold or disposed of twelve properties totalling 1,566,000 square feet of gross leasable area which the Company determined no longer fit into its strategic plans.


Recent Developments
-------------------

     During fiscal 1997, the Company purchased or acquired interests in two properties totalling 185,500 square feet of gross leasable area. One of the properties acquired was an interest in the Eastchester Mall, a 68,000 square foot retail property in Eastchester, New York. The Company's interest is as the sole general partner of a newly formed partnership. The Company contributed $375,000 for its interest and the former owner contributed the property subject to a $5 million first mortgage in return for an 85% limited partner interest. The limited partner is entitled to preferential distributions of cash flow from the property and, after three years may put its interest to the Company for a combination of cash and common stock of the Company. After 10 years, the Company has the option to purchase the limited partner's interest in the partnership for certain agreed upon amounts.

In order to preserve the tax position of the limited partner, the partnership agreement places certain restrictions on the sale or refinancing of the property without the limited partner's consent.

In addition, the Company spent $4.0 million for leasing costs and capital improvements to properties it already owns. Substantially all such capital improvements were incurred in connection with the Company's leasing activities. The Company leased or renewed 364,000 square feet of gross leasable area in fiscal 1997, including a new lease for 94,000 square feet at its Southfield, Michigan office building and the renewal and extension of a lease for 86,000 square feet of space at the Tempe, Arizona retail property. The square footage leased or renewed in fiscal 1997 comprised 12% of the total gross leasable area of the Company's properties.

After the close of the Company's fiscal year, the Company sold 350,000 shares of 8.99% Series B Senior Cumulative Preferred Stock in a private placement at a price of $100 per share to institutional investors. Net proceeds of the offering of approximately $33,700,000 are expected to be used to reduce outstanding indebtedness in fiscal 1998 and make acquisitions.


Matters Relating to the Real Estate Business
--------------------------------------------

     The Company is subject to certain business risks arising in connection with owning real estate which include, among others, (1) the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants, (2) the possibility that such tenants will not renew their leases as they expire, (3) vacated anchor space affecting the entire shopping center because of the loss of the departed anchor tenant 's customer drawing power, (4) risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates, (5) potential liability for unknown or future environmental matters, and
(6) the risk of uninsured losses. Unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. The Company believes that its shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by grocery stores, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.


Compliance with Governmental Regulations
----------------------------------------

     The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. Although potential liability could exist for unknown or future environmental matters, the Company believes that its tenants are operating in accordance with current laws and regulations and has established procedures to monitor these operations.


Competition
-----------

     The real estate investment business is highly competitive. The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts and individuals. In addition, the Company's properties are subject to local competitors from the surrounding areas. The Company does not consider its real estate business to be seasonal in nature.

     The Company's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where Company retail properties are located. The Company's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the Company's office buildings are located, competition for tenants is intense. Leasing space to prospective tenants is generally determined on the basis of, among other things, rental rates, location, physical quality of the property and availability of space.

     Since the Company's industrial properties are all net leased under long-term lease arrangements which are not due to expire in the near future, the Company does not currently face any competitive pressures with respect to such properties.


Property Management
-------------------

     The Company actively manages and supervises the operations and leasing at all of its core properties. Seven of the Company's non-core properties are net leased to single tenants under long-term lease arrangements, in which case, property management is provided by the tenants. The Company's two remaining non-core properties are managed by property management companies retained by the Company. The Company closely supervises the property management firms it engages to manage its properties.


Employees
---------

     The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut. It occupies approximately 5,000 square feet in a two story office building owned by the Company.

     The Company has 15 employees, eight of whom oversee the management of the Company's real estate portfolio, or analyze potential acquisition properties and determine which properties, if any, to sell. The Company's remaining employees serve in various professional, executive and administrative capacities.

ITEM II PROPERTIES.

     Core Properties
     ---------------

     The following table sets forth information concerning each core property at October 31, 1997. Except as otherwise noted, all core properties are 100% owned by the Company.


                                                Gross
                      Year         Year        Leasable              Number of
    Location       Completed     Acquired    Square Feet    Acres     Tenants      Leased          Principal Tenant
    --------       ---------     --------    -----------    -----     -------      ------          ----------------
Meriden, Ct           1989         1993        300,000       29.2        20          96%     ShopRite Supermarket

Springfield,  MA      1970         1970        293,000       26.0        18          88%     Great Atlantic & Pacific Tea Co.

Danbury, Ct           1989         1995        193,000       19.3        22          98%     Barnes & Noble

Carmel, NY            1983         1995        126,000       19.0        12          60%     ShopRite Supermarket

Newington, NH         1975         1979        102,000       14.3        10          97%     JoAnn Fabrics

Wayne, NJ             1959         1992        102,000        9.0        46          99%     Great Atlantic & Pacific Tea Co.

Farmingdale, NY       1981         1993         70,000        5.6        13          97%     King Kullen Supermarket

Eastchester,  NY      1978         1997         68,000        4.0        10         100%     Food Emporium (Division of A&P)
(1)

Somers, NY            1989         1992         19,000        4.9        12         100%     Putnam County Savings Bank

Greenwich, CT         1983         1993         10,000         .2        3          100%     HRE Properties, Inc.

Greenwich, CT         1983         1994          9,700         .2        3           88%     Rogers & Goffigon



(1)  The Company has a general partner interest in this property.

Non-Core Properties
-------------------

     The following table sets forth information concerning each non-core property in which the Company owned an equity interest at October 31, 1997. Except as otherwise noted, non-core properties are 100% owned by the Company.


                        Year         Year       Rentable                 Number of
     Location        Completed     Acquired    Square Feet     Acres      Tenants      Leased          Principal Tenant
     --------        ---------     --------    -----------     -----      -------      ------          ----------------
Southfield, MI1         1973         1983        212,000        7.8          5          100%      Giffels Associates

Clearwater, FL1         1983         1985        231,000       21.5         46           95%      Albertson's Supermarket

Mesa, AZ                1971         1971         92,000        7.6          1          100%      Mervyn's

Tempe, AZ               1970         1970        117,000        8.6          2          100%      Mervyn's

Jonesboro, GA           1973         1997        117,500        9.0          1          100%      Value City Stores, Inc.

Albany, GA              1972         1972        476,000       51.3          1          100%      Firestone

Dallas, TX              1970         1970        253,000       14.5          1          100%      Chrysler Corporation

St. Louis, MO           1970         1970        163,000       16.0          1          100%      Chrysler Corporation

Syracuse, NY            1973         1973         29,000       10.0          1          100%      Navistar International


----------
1    The Company has a general partner interest in this property.

ITEM III LEGAL PROCEEDINGS.

         No legal proceedings are required to be reported under this Item.


ITEM IV  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1997.

         ITEM  PURSUANT  TO  INSTRUCTION  3 OF ITEM 401 (B) OF  REGULATION  S-K:
           EXECUTIVE OFFICERS OF THE COMPANY.

         For information  regarding  Executive Officers of the Company--See Item
         X.


         PART II

ITEM V   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  SHAREHOLDER
           MATTERS.

(a) Price Range of Common Shares

         The Common Shares of the Company are traded on the New York Stock Exchange under the symbol "HRE". The following table sets forth the high and low closing sales prices for the Company's Common Shares during the fiscal years ended October 31, 1997 and October 31, 1996 as reported on the New York Stock
Exchange:

                                 Fiscal Year Ended          Fiscal Year Ended
                                 October 31, 1997           October 31, 1996
                                 ----------------           ----------------
                                High          Low           High           Low
                                ----          ---           ----           ---
Fourth Quarter                $20-7/16      $17-3/4         $16          $14-1/4
Third Quarter                  18-1/4        16-1/4          16           14
Second Quarter                 18            16-1/4          15-5/8       13-1/2
First Quarter                  18-1/2        14-7/8          14-1/8       13-1/8

(b)  Approximate Number of Equity Security Holders:

         At December 31, 1997 (latest date available), there were 2,248 shareholders of record of the Company's Common Shares.

(c)  Dividends Declared on Common Shares and Tax Status

         The following table sets forth the dividends declared per Common Share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 1997 and 1996:

Fiscal Year Ended                   Gross Dividend             Ordinary Income
October 31, 1997:                   Paid Per Share              Distribution
                                    --------------              ------------

Fourth Quarter                          $ .32                       $ .32
Third Quarter                           $ .32                       $ .32
Second Quarter                          $ .31                       $ .31
First Quarter                           $ .31                       $ .31
                                        -----                       -----
                                        $1.26                       $1.26
                                        =====                       =====

                                                          Portion of Dividend Designated as:
                                                          ----------------------------------
Fiscal Year Ended               Gross Dividend          Ordinary Income               Capital Gain
October 31, 1996:               Paid Per Share            Distribution                Distribution
-----------------               --------------            ------------                ------------
Fourth Quarter                       $ .31                   $ .26                       $ .05
Third Quarter                        $ .31                   $ .26                       $ .05
Second Quarter                       $ .31                   $ .26                       $ .05
First Quarter                        $ .29                   $ .24                       $ .05
                                     -----                   -----                       -----
                                     $1.22                   $1.02                       $ .20
                                     =====                   =====                       =====

         The Company made distributions to shareholders aggregating $1.26 per Common Share during the fiscal year ended October 31, 1997. The Company has paid quarterly dividends on its Common Shares since it commenced operations as a real estate investment trust in 1969.

         Although the Company intends to continue to declare quarterly dividends on its Common Shares, no assurances can be made as to the amounts of any future dividends. The declaration of any future dividends by the Company is within the discretion of the Board of Directors, and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors. Two principal factors in determining the amounts of dividends are (i) the requirement of the Code that a real estate investment trust distribute to shareholders at least 95% of its real estate investment trust taxable income, and (ii) the amount of the Company's funds from operations.

         The Company has a Dividend Reinvestment and Share Purchase Plan which allows shareholders to acquire additional shares by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge. Approximately 14% of the Company's eligible stockholders currently participate in the Plan.

ITEM VI      SELECTED FINANCIAL DATA.
(In thousands, except per share data)



Year Ended October 31,                 1997             1996             1995              1994             1993
                                    ---------        ---------        ---------         ---------        ---------
Total Assets                        $ 137,430        $ 132,160        $ 149,099         $ 142,559        $ 119,330

Mortgage Notes Payable              $  43,687        $  39,798        $  57,212         $  46,386        $  24,227

Revenues                            $  24,827        $  24,432        $  22,853         $  18,969        $  16,162

Operating Income (Loss)             $   8,589        $   3,930        $  (3,703)        $   1,262        $  (7,293)

Gains on Sales of Properties               --        $   6,341        $   7,567         $      82        $   2,330

Net Income (Loss)                   $   8,589        $  10,271        $   3,864         $   1,344        $  (4,963)

Funds from Operations*              $  10,189        $   9,525        $   8,510         $   7,653        $   6,748




PER SHARE DATA:
Net Income (Loss)                   $    1.67        $    1.91        $     .72         $     .26        $    (.94)

Cash Dividends                      $    1.26        $    1.22        $    1.14         $    1.10        $    1.08




*Defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation, amortization, the elimination of significant non-recurring charges and credits and after adjustments for unconsolidated joint ventures.

ITEM VII. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources include its cash and cash equivalents, funds available from bank borrowings and long-term mortgage debt and sales of real estate investments. The Company meets its liquidity requirements primarily by generating cash from the operations of its properties. Payments of expenses related to real estate operations, capital improvement programs, debt service, management and professional fees, and dividend requirements place demands on the Company's liquidity.

The Company believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At October 31, 1997, the Company had cash and cash equivalents of $1.9 million compared to $1.8 million in 1996. The Company also has available $15 million in unsecured lines of credit with two major commercial banks. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The credit lines expire at various periods in 1998 and outstanding borrowings, if any, may be repaid from proceeds of debt financings or sales of properties. At October 31, 1997, there were no outstanding borrowings under existing lines of credit. It is the Company's intent to renew these credit lines as they expire in 1998. Long-term debt consists of mortgage notes payable totalling $43.7 million, of which $10.4 million in principal payments are due in fiscal 1998 (including a mortgage note of $9.1 million, which matures in March, 1998). The mortgage loans bear interest at fixed rates that range from 7.5% to 9.75%.

In January, 1998, the Company sold a $35 million, 8.99% Series B Senior Cumulative Preferred Stock issue in a private placement with institutional investors. Net proceeds of $33.7 million from the sale of the perpetual preferred stock issue are expected to be used to repay approximately $24 million of mortgage debt (including the $9.1 million mortgage referred to above) and to make acquisitions.

The Company expects to make real estate investments periodically. In addition to proceeds from the sale of the preferred stock issue, the funds for such investments may come from existing liquid assets, line of credit arrangements, proceeds from property sales, financing of acquired or existing properties or the sale of mortgage notes receivable. During the five years ended October 31, 1997, the Company utilized the proceeds of sales, available cash and long-term mortgage debt to acquire nearly $62 million of properties. The Company also invests in its existing properties and, during fiscal 1997, spent approximately $4.1 million on its properties for capital improvement and leasing costs. In fiscal 1997, the Company purchased or obtained interests in two properties and land.

In fiscal 1995, the Board of Directors expanded and refined the strategic objectives of the Company to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The non-core properties comprise all of the Company's office (except its headquarters), distribution and service facilities, and certain retail properties located outside of the Northeast region of the United States. As a result of this change in investment strategy, the Company recorded a charge of $7,000,000 in fiscal 1995, to adjust the carrying value of its non-core properties to the lower of cost or estimated net realizable value. The Company believes that economic conditions in the real estate markets where the Company's non-core properties are located have improved and that opportunities to sell those properties have also improved. The Company expects the ultimate sales of the non-core properties over a period of years to result in net gains to the Company. During fiscal 1996, the Company sold three non-core properties for aggregate sales proceeds of $20 million and realized net gains on the sales of the properties of $6,341,000. The proceeds from these sales were used principally to reduce outstanding mortgage indebtedness by approximately $19 million. There were no sales of properties in fiscal 1997. At October 31, 1997, the non-core properties, including the Company's investment in unconsolidated joint venture and undeveloped land, total nine properties having an aggregate net book value of $31,247,000.

The Company's Board of Directors have authorized a program to purchase up to one million of the Company's common shares over the next two to three years. The Company expects to finance the purchase of such common shares from available cash or proceeds from the sales of its non-core assets. The repurchase program is subject to postponement or termination at any time in light of prevailing market conditions and other factors. The Company has repurchased 41,700 shares at an aggregate cost of $646,000 from available cash since inception of the program.


FUNDS FROM OPERATIONS

Funds from Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization, and the elimination of significant non-recurring charges and credits and after adjustments for unconsolidated joint ventures. The Company believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance. Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. The Company considers recoveries of investment in properties subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In fiscal 1997, Funds from Operations increased to $10,189,000 from $9,525,000 in 1996, and $8,510,000 in 1995. The improvement in fiscal 1997 is primarily the result of new leasing at certain of the Company's properties and lower interest expense from repayment of mortgage debt in fiscal 1996.


RESULTS OF OPERATIONS

FISCAL 1997 VS. FISCAL 1996

REVENUES

Operating lease revenues amounted to $23,336,000 in fiscal 1997 compared to $22,770,000 in fiscal 1996. Fiscal 1997 revenues include a one-time negotiated settlement amount of $3,250,000 received from a tenant for, among other things, unpaid percentage rentals due the Company in accordance with the terms of the tenant's lease. In fiscal 1996, the Company sold three operating properties. These properties contributed $2,200,000 in combined operating lease income in that year. Rental income from properties owned in both 1997 and 1996 increased by 5.3% in fiscal 1997. The increase in 1997 operating lease income results from leasing of previously vacant space at several of the Company's properties during fiscal 1996, the effect of which is reflected this year.

Earlier in the year, the Company entered into a joint venture to own and manage its Countryside Square shopping center. The property was contributed by the Company to the joint venture and for financial accounting purposes, the property is accounted for an unconsolidated joint venture. Accordingly, the 1997 results of operations of the Company exclude the revenues and expenses of the property. Revenues of the property amounted to $2,067,000 in fiscal 1996.


EXPENSES

Total expenses amounted to $16,238,000 in fiscal 1997 compared to $20,502,000 last year. The largest expense category is property expenses of the real estate operating properties. The decrease in property expenses in 1997 reflect the effect of the sales of three properties during fiscal 1996, the absence of operating expenses of the Countryside Square property referred to above, lower utility and maintenance costs this year.

Interest expense decreased by $1,517,000 in fiscal 1997 from the repayment during fiscal 1996 of $16.6 million of mortgage notes payable.

Depreciation and amortization expense decreased in fiscal 1997 principally from the sale of three operating properties during fiscal 1996.



IMPACT OF YEAR 2000

The Company has begun to assess the Year 2000 issue to identify and correct potential system processing problems as it approaches the next millenium. At the present time, the Company believes that no material changes or replacements to its existing accounting and management systems are required to comply with the Year 2000 issue. The Company however, has not determined the impact, if any, on its operations that may result as a consequence of any of its tenants, vendors, service providers or other entities to which it has business or operational relationships to comply with the Year 2000 issue. The Company intends to monitor and maintain on-going discussions with such entities to ensure that the Company's business operations are not adversely affected as a result of the inability of such entities to comply.


FISCAL 1996 VS. FISCAL 1995
REVENUES

Total revenues increased 6.9% to $24,432,000 in fiscal 1996 compared to $22,853,000 in fiscal 1995. Operating lease revenues, which comprise more than 90% of the Company's total revenues, increased by $2,767,000 or 14% resulting from the additional rents of two retail properties acquired in fiscal 1995 and new leasing at certain of the Company's core properties. Overall, the Company's portfolio was 94% leased at year end. When adjusted to exclude properties acquired and sold in 1995 and 1996, rental income increased by 9% in fiscal 1996 from additional leasing of previously vacant space.

Other income in fiscal 1995 included $600,000 of non-recurring contract extension and other fees earned in connection with the sale of a property.

Finance lease income decreased in fiscal 1996 as a result of the sale of four distribution properties in fiscal 1995 which were accounted for as direct finance leases.

The gains on sales of properties in 1996 resulted from the sales of office properties in Denver, Colorado and Houston, Texas and one retail property in Manassas, Virginia.


EXPENSES

Total expenses were $20,502,000 in fiscal 1996 compared to $26,556,000 in fiscal 1995. Included in fiscal 1995 expenses were write-downs in the carrying value of investments of $7,000,000 to the carrying values of two of the Company's non-core properties to their estimated net realizable values. (See discussion under Liquidity and Capital Resources). Property expenses totalled $8,780,000 in fiscal 1996, compared to $7,691,000 in fiscal 1995. For properties owned during both 1996 and 1995, expenses in fiscal 1996 increased by 12% principally from higher snow removal costs, real estate taxes, and repairs. The increase in property expenses related to properties acquired or sold during fiscal 1996 and 1995 amounted to $370,000 in fiscal 1996.

Interest expense in fiscal 1996 decreased from the repayment of outstanding borrowings under the Company's credit lines and approximately $16.6 million in mortgage notes payable. The credit lines and mortgage notes payable were repaid from proceeds of sales of properties.

Depreciation and amortization  increased in fiscal 1996 from the addition of two
properties  acquired  in  fiscal  1995  and  capital   expenditures  for  tenant
improvements and deferred charges.

General and administrative expenses decreased in fiscal 1996 principally from the absence of rental expense incurred under a lease agreement which expired in December 1995 for the Company's former executive office space. The Company currently occupies space in one of its office properties.

ITEM VIII. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements required by this Item, together with the report of the Company's independent public accountants thereon and the supplementary financial information required by this Item are included under
Item XIV of this Annual Report.


ITEM IX. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No information is required to be reported under this Item.


                                    PART III

ITEM X. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 11, 1998. The additional information required by this Item is included under the caption "ELECTION OF DIRECTORS" of such Proxy Statement and is incorporated herein by reference.

     Executive Officers of the Registrant.

     The following sets forth certain information regarding the executive officers of the Company:

Name                        Age      Offices Held
----                        ---      ------------

Charles J. Urstadt          69       Chairman and Chief Executive Officer (since
                                     September 1989)

Willing L. Biddle           36       President  and  Chief   Operating   Officer
                                     (since  December,   1996);  Executive  Vice
                                     President  and  Chief   Operating   Officer
                                     (since March,  1996); Senior Vice President
                                     -  Management   (since  June,  1995);  Vice
                                     President  -  Retail  (June,  1994 to June,
                                     1995);  Vice  President - Asset  Management
                                     (April  1993  to  1994);   Vice  President,
                                     Levites  Realty  Management  Corp  (1989 to
                                     1993);   prior   to   1989,   Second   Vice
                                     President, Chase Manhattan Bank

James R. Moore              49       Executive    Vice   President   and   Chief
                                     Financial  Officer  (since  March,   1996);
                                     Senior Vice  President and Chief  Financial
                                     Officer (since September  1989);  Secretary
                                     (since  April  1987) and  Treasurer  (since
                                     December 1987); Vice  President-Finance and
                                     Administration  (April  1987  to  September
                                     1989); prior to April 1987, Senior Manager,
                                     Ernst & Young

Raymond P. Argila           49       Senior  Vice   President  and  Chief  Legal
                                     Officer (since June 1990);  formerly Senior
                                     Counsel,   Cushman   &   Wakefield,    Inc.
                                     (September 1987 to May 1990) and associates
                                     with   Finley,   Kumble,   Wagner,   Heine,
                                     Underberg,  Manley,  Myerson & Casey  (from
                                     March to June  1987);  Vice  President  and
                                     Chief Legal Office, Pearce,  Urstadt, Mayer
                                     & Greer Realty Corp.  from (January 1984 to
                                     March 1987).

     Officers of the Company are elected annually by the Directors.

     Mr. Urstadt has been the Chairman of the Board of Directors since 1986, and a Director since 1975. Mr. Urstadt also serves as the Chairman of Urstadt Property Company, Inc. (formerly Pearce,

Urstadt, Mayer & Greer Inc.) and has served in such capacity for more than five years.


ITEM XI. EXECUTIVE COMPENSATION.

     The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 11, 1998. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Compensation and Transactions with Management and Others of such Proxy Statement and is incorporated herein by reference.

ITEM XII. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 11, 1998. The information required by this Item is included under the caption ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management of such Proxy Statement and is incorporated herein by reference.

ITEM XIII. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 11, 1998. The information required by this Item is included under the caption ELECTION OF DIRECTORS - Compensation and Transactions with Management and Others of such Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM XIV. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

A.       Financial Statements and Financial Statement Schedules

         1. Financial Statements --

         The consolidated financial statements listed in the accompanying index to financial statements on Page 20 are filed as part of this Annual Report.

         2. Financial Statement Schedules --

         The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 20. All other financial statement schedules are inapplicable.

B.       Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended October 31, 1997.

C.       Exhibits.

         Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.


Exhibit

(3)  Articles of Incorporation and By-laws.

    3.1 Amended Articles of Incorporation of the Company, (incorporated by reference to Exhibit C of Amendment No.1 to Registrant's Statement on Form S-4 (No. 333-19113)

    3.2 By-laws of the Company, (incorporated by reference to Exhibit D of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-19113).

(4)  Instruments Defining the Rights of Security Holders, Including Indentures.

    4.1  Common Stock: See Exhibit 3.1 hereto.

    4.2  Preferred Shares: See Exhibit 3.1 hereto.

    4.3  Preferred  Share  Purchase  Rights:  See  Exhibits 3.1 and 10.3 hereto.

(10) Material Contracts.

   10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit
         10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989).*

   10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

   10.3 Amended and Restated Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of March 12, 1997 (incorporated herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K dated March 12, 1997).

   10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

  10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

   10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

   10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

  10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995).*

   10.7 Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996).*

   10.8 Countryside Square Limited Partnership Agreement of Limited Partnership dated as of November 22, 1996 between HRE Properties, as General Partner and the persons whose names are set forth on Exhibit A of the Agreement, as Limited Partners (incorporated by reference to Exhibit I of the Registrant's Current Report on Form 8-K dated November 22,
         1996).

   10.9 Restricted Stock Plan (incorporated by reference to Exhibit B of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-19113)*).

   10.10 Exccess Benefit and Deferred Compensation Plan.*

(21) Subsidiaries.

   21.1  List of Company's  subsidiaries  (incorporated  by reference to Exhibit
         22.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1988).

(23) Consents of Experts and Counsel.

   23.1 The consent of Arthur Andersen LLP to the incorporation by reference of their reports included or incorporated by reference herein in the Registrant's Registration Statements on Form S-3 (No.33-57119), Form S-4 (No. 333-19113), Form S-8 (No.2-93146) and Form S-8 (No. 33-41408)
         is filed herewith as part of this report.

(27) Financial Data Schedule.

   27.1  Financial Data Schedule

* Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                              HRE PROPERTIES, INC.

ITEM XIVA.              INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES




    Page
    ----

    Consolidated Balance Sheets at October 31, 1997 and 1996                 21

    Consolidated Statements of Income for each of the
       three years ended October 31, 1997                                    22

    Consolidated Statements of Cash Flows for each of the
       three years ended October 31, 1997                                    23

    Consolidated Statements of Stockholders' Equity
       for each of the three years ended October 31, 1997                    24

    Notes to Consolidated Financial Statements                            25-33

    Report of Independent Public Accountants                                 34

Schedule.
---------

The following consolidated financial statement schedules of HRE Properties, Inc. are included in Item XIV(d):

III Real Estate and Accumulated Depreciation - October 31, 1997              35

IV  Mortgage Loans on Real Estate - October 31, 1997                         38

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

HRE PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                October 31,
                                                                                           1997           1996
                                                                                           ----           ----
ASSETS

Real Estate Investments:
    Properties owned-- at cost, net of accumulated depreciation                         $94,489       $ 88,280
    Properties available for sale - at cost, net of accumulated
      depreciation and recoveries                                                        22,327         32,986
    Investment in unconsolidated joint venture                                            8,920              -
    Mortgage notes receivable                                                             3,605          3,706
                                                                                       --------       --------
                                                                                        129,341        124,972

Cash and cash equivalents                                                                 1,922          1,819
Interest and rent receivable                                                              2,649          2,795
Deferred charges, net of accumulated amortization                                         2,468          1,592
Other assets                                                                              1,050            982
                                                                                       --------       --------
                                                                                       $137,430       $132,160
                                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgage notes payable                                                                  $43,687        $39,798
Accounts payable and accrued expenses                                                     1,603            774
Deferred directors' fees and officers' compensation                                         550            470
Other liabilities                                                                         1,175          1,152
                                                                                       --------       --------
                                                                                         47,015         42,194
                                                                                       --------       --------

Minority Interest                                                                         2,125              -

Stockholders' Equity:
    Preferred stock,par value $.01 per share; 20,000,000 shares authorized;
    none issued and outstanding                                                               -              -
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                               -              -
    Common stock, par value $.01 per share; 70,000,000 shares authorized;
    5,167,495 and 5,346,081 outstanding in 1997 and 1996, respectively                       51             53
    Additional paid in capital                                                          117,763        120,581
    Distributions in excess of accumulated net income                                   (28,530)       (30,668)
    Unamortized restricted stock compensation and Notes receivable
      from officer/stockholders                                                            (994)             -
                                                                                       --------       --------

                                                                                         88,290         89,966
                                                                                       $137,430       $132,160
                                                                                       ========       ========


    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     HRE PROPERTIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)


                                                                           Year Ended October 31,
                                                                           ----------------------
                                                               1997               1996               1995
                                                               ----               ----               ----
REVENUES:
    Operating leases                                       $ 23,336            $ 22,770            $ 20,003
    Financing leases                                            451                 612               1,165
    Interest and other                                          932               1,050               1,685
    Equity income of unconsolidated joint venture               108                  --                  --
                                                           --------            --------            --------
                                                             24,827              24,432              22,853
                                                           --------            --------            --------

OPERATING EXPENSES:
    Property expenses                                         7,024               8,780               7,691
    Interest                                                  3,350               4,867               5,281
    Depreciation and amortization                             4,132               5,132               4,804
    General and administrative expenses                       1,550               1,545               1,610
    Directors' fees and expenses                                182                 178                 170
    Write-downs in carrying value of investments                 --                  --               7,000
                                                           --------            --------            --------
                                                             16,238              20,502              26,556
                                                           --------            --------            --------

OPERATING INCOME (LOSS)                                       8,589               3,930              (3,703)

GAINS ON SALES OF PROPERTIES                                     --               6,341               7,567
                                                           --------            --------            --------

NET INCOME                                                 $  8,589            $ 10,271            $  3,864
                                                           ========            ========            ========

NET INCOME PER COMMON SHARE                                $   1.67            $   1.91            $    .72
                                                           ========            ========            ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                   5,146               5,365               5,349
                                                           ========            ========            ========


    The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                Year Ended October 31,
                                                                                                ----------------------
                                                                                           1997             1996             1995
                                                                                         --------         --------         --------
OPERATING ACTIVITIES:
Net income                                                                               $  8,589         $ 10,271         $  3,864
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                           4,132            5,132            4,924
    Amortization of restricted stock                                                          111               --               --
    Recovery of investment in properties owned
       subject to financing leases                                                          1,021              954            1,355
    Equity in income of unconsolidated joint venture                                         (108)              --               --
    Gains on sales of properties                                                               --           (6,341)          (7,567)
    Write-downs in carrying value of investments                                               --               --            7,000
    Decrease (increase) in interest and rent receivable                                       146             (104)            (348)
    Increase (decrease) in accounts payable and accrued expenses                              909             (206)             (95)
    (Increase) decrease in other assets and other liabilities, net                            (45)              95              (98)
                                                                                         --------         --------         --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                              14,755            9,801            9,035
                                                                                         --------         --------         --------

INVESTING ACTIVITIES:
    Acquisitions of properties                                                             (3,226)            (880)         (26,809)
    Improvements to properties and deferred charges                                        (3,951)          (5,617)          (2,959)
    Proceeds from sale of mortgage note receivable                                             --               --            3,750
    Net proceeds from sales of properties                                                      --           17,988           12,822
    Investment in unconsolidated joint venture                                               (384)              --               --
    Payments received on mortgage notes receivable                                            101              231               76
    Miscellaneous                                                                              --               --             (119)
                                                                                         --------         --------         --------

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (7,460)          11,722          (13,239)
                                                                                         --------         --------         --------

FINANCING ACTIVITIES:
    Proceeds from bank loans                                                                   --            5,250               --
    Proceeds from mortgage notes                                                            5,000            6,000           11,250
    Dividends paid                                                                         (6,451)          (6,538)          (6,100)
    Proceeds from sales of additional common shares                                           385              282              337
    Purchases of common shares                                                                (15)            (631)              --
    Payments on mortgage notes payable and bank loan                                       (6,111)         (31,164)          (2,924)
                                                                                         --------         --------         --------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (7,192)         (26,801)           2,563
                                                                                         --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          103           (5,278)          (1,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              1,819            7,097            8,738
                                                                                         --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $  1,922         $  1,819         $  7,097
                                                                                         ========         ========         ========



    The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                                                                                              Unamortized
                                                                                                               restricted
                                                                                                                    stock
                                               Outstanding                                  (Distributions   compensation
                                                 Number of         Additional    Treasury     In Excess of            and
                                                    Common    Par     Paid In    Shares at   Accumulated            Notes
                                                    Shares  Value     Capital         Cost   Net Income)       Receivable   Total
                                                    ------  -----     -------         ----   -----------       ----------   -----

BALANCES-- OCTOBER 31, 1994                      5,341,696    $  53    $  123,454    $ (2,861)   $  (32,165)       $--    $  88,481

    Net Income                                          --       --            --          --         3,864         --        3,864
    Cash dividends paid ($1.14 per share)               --       --            --          --        (6,100)        --       (6,100)
    Sale of additional common shares under
      dividend reinvestment plan                    18,862       --           260          --            --         --          260
    Exercise of stock options                        6,668       --            77          --            --         --           77
                                                 ---------    -----    ----------    --------    ----------    -------    ---------

BALANCES-- OCTOBER 31, 1995                      5,367,226       53       123,791      (2,861)      (34,401)        --       86,582

    Net income                                          --       --            --          --        10,271         --       10,271
    Cash dividends paid ($1.22 per share)               --       --            --          --        (6,538)        --       (6,538)
    Sale of additional common shares under
    dividend reinvestment plan                      19,555       --           282          --            --         --          282
    Purchase of common shares held in treasury     (40,700)      --          (631)         --            --       (631)
                                                 ---------    -----    ----------    --------    ----------    -------    ---------

BALANCES - OCTOBER 31, 1996                      5,346,081       53       124,073      (3,492)      (30,668)        --       89,966

    Net income                                          --       --            --          --         8,589         --        8,589
    Cash dividends paid ($1.26  per share)              --       --            --          --        (6,451)        --       (6,451)
    Sale of additional common shares under
      dividend reinvestment plan                    16,621       --           299          --            --         --          299
    Exercise of stock options                       29,520       --           353          --            --         --          353
    Common shares issued under Restricted
     stock plan                                     49,000       --           838          --            --         --          838
    Purchases and retirement of common
     shares                                         (1,000)      --            --         (15)           --         --          (15)
    Reduction in Treasury Shares                        --       --        (3,507)      3,507            --         --           --
    Deemed purchase of commmon shares in
     connection with organization of
     unconsolidated joint venture                 (272,727)      (2)       (4,293)         --            --         --       (4,295)

    Unamortized restricted stock
     compensation and notes from officers
     for purchases of common stock                      --       --            --          --            --       (994)        (994)
                                                 ---------    -----    ----------    --------    ----------    -------    ---------

BALANCES-- OCTOBER 31, 1997                      5,167,495    $  51    $  117,763          --    $  (28,530)   $  (994)   $  88,290
                                                 =========    =====    ==========    ========    ==========    =======    =========

    The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
The accompanying financial statements include the accounts of HRE Properties, Inc., a Maryland Corporation, as successor by merger to HRE Properties, a Massachusetts business trust (the "Trust"). On March 12, 1997, the shareholders of HRE Properties approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into HRE Properties, Inc. (the "Company"). As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company. This change resulted in the transfer of $3,507,000 from the treasury shares account to the common stock account at the time of the merger. Prior to the merger, the Company had no assets or liabilities and conducted no operations other than those incident to its organization and the merger. Pursuant to the merger, all properties, assets, liabilities and obligations of the Trust became the properties, assets, liabilities and obligations of the Company.

BUSINESS
HRE Properties, Inc., a real estate investment trust, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains, other retailers who sell basic necessities and multi-national industrial corporations.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of HRE Properties, Inc. (the "Company"), its wholly-owned subsidiary, and joint ventures in which the Company has the ability to control the affairs of the venture. The unconsolidated joint venture is accounted for by the equity method of accounting. Under the equity method, only the Company's net investment and proportionate share of income or loss of the unconsolidated joint venture is reflected in the financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING FOR LEASES
The Company accounts for its leases of real property in accordance with the provisions of Financial Accounting Standards Statement No. 13, "Accounting for Leases," as amended. This Statement sets forth specific criteria for determining whether a lease should be accounted for as an operating lease or a direct financing lease. In general, the financing lease method applies where property is under long-term lease to a creditworthy tenant and the present value of the minimum required lease payments at the inception of a lease is at least 90% of the market value of the property leased. Other leases are accounted for as operating leases.

FEDERAL INCOME TAXES
The Company believes it qualifies and intends to continue to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code
(IRC). Under those sections, a trust, among other things, that distributes at least 95% of its real estate trust taxable income will not be taxed on that portion of its taxable income which is distributed. The Company intends to distribute all of its taxable income for the fiscal years through 1997 in accordance with the provisions of Section 858 of the IRC. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Company prior to the dividends paid deduction for the years ended October 31, 1997, 1996 and 1995 was approximately $9,500,000, $5,200,000, and $3,600,000, respectively. Taxable income in fiscal 1996 and 1995 was reduced through the utilization of available capital loss carry-overs of $2,600,000 and $2,900,000, respectively. The difference between net income for financial reporting purposes and taxable income results from, among other things, differences in adjusted bases for capital gains and losses and different methods of accounting for leases, depreciable lives related to the properties owned and investments in joint ventures.

DEPRECIATION AND AMORTIZATION
The Company uses the straight-line method for depreciation and amortization. Properties owned and properties available for sale are depreciated over the estimated useful lives of the properties, which range from 30 to 45 years. Tenant improvements, deferred leasing costs and leasehold improvements are amortized over the life of the related leases. All other deferred charges are amortized over the terms of the agreements to which they relate.

PROPERTIES AVAILABLE FOR SALE
A property is classified as available for sale upon determination by the Board of Directors that the property is to be marketed for sale in the normal course of business over the next several years.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the Statement on November 1, 1996. Adoption of the statement had no effect on the financial position or operations of the Company. It is the Company's policy to reclassify properties available for sale as assets to be disposed of pursuant to the statement upon determination that such properties will be sold within one year.

CAPITALIZATION
The Company capitalizes all direct costs relating to the acquisition of real estate investments and costs relating to improvements to properties. The Company also capitalizes all direct costs relating to its successful leasing activities.

INCOME RECOGNITION
Revenues from operating and finance leases include revenues from properties owned and properties available for sale. Rental income is generally recognized based on the terms of leases entered into with tenants. Rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Additional rents which are provided for in leases, are recognized as income when earned and their amounts can be reasonably estimated. Interest income is recognized as it is earned. Gains and losses on sales of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

STATEMENTS OF CASH FLOWS
The Company considers short-term investments with original maturities of 90 days or less to be cash equivalents.

USE OF ESTIMATES
The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

REAL ESTATE INVESTMENT IMPAIRMENT
The Company's real estate investments are recorded at depreciated historical cost. The Company periodically reviews each of its investments for declines in net realizable values, to amounts below recorded balances, based on its present investment strategies. When the Company determines that a property is recorded at amounts in excess of net realizable value, a writedown is recorded to reflect the property at its fair value . Future changes in investment strategies and other circumstances may affect estimates of net realizable values and therefore the carrying amount of investments.

NET INCOME PER COMMON SHARE
Computations of net income per common share are based on the weighted average number of common shares outstanding during the respective periods. The additional shares issuable upon exercise of stock options (see Note 8) have not been included in the computations since their effect is immaterial.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate were composed of the following at October 31, 1997 and 1996 (in thousands):

                                     Properties      Investment in    Mortage
                       Properties    Available for   Unconsolidated   Notes        1997        1996
                       Owned         Sale            Joint Venture    Receivable   TOTALS      Totals
---------------------- ------------- --------------- ---------------- ------------ ----------- ------------
Retail                      $92,706          $6,220           $8,920       $3,605    $111,451     $106,728
Office                        1,479           8,573              ---          ---      10,052        9,371
Distribution                    ---           6,734              ---          ---       6,734        7,769
Undeveloped Land                304             800              ---          ---       1,104        1,104
                                ---             ---              ---          ---       -----        -----
                            $94,489         $22,327           $8,920       $3,605    $129,341     $124,972
                            =======         =======           ======       ======    ========     ========

The Company's investments at October 31, 1997, consisted of equity interests in 20 properties which are located in various regions throughout the United States and mortgage notes. The following is a summary of the geographic locations of the Company's investments at October 31, 1997 and 1996 (in thousands):

                                                    1997                 1996
------------------------------- ------------------------- --------------------
Northeast                                        $96,816              $90,649
Southeast                                         12,593               14,137
Midwest                                           10,879               10,418
Rocky Mountain                                       800                  800
Southwest                                          6,373                7,015
Pacific Coast                                      1,880                1,953
                                                   -----                -----
                                                $129,341             $124,972
                                                ========             ========

(3) PROPERTIES OWNED

The components of properties owned were as follows (in thousands):

                                                    1996                 1996
------------------------------- ------------------------- --------------------
Land                                             $18,862              $17,068
Buildings and improvements                        91,329               84,034
                                                  ------               ------
                                                 110,191              101,102
Accumulated depreciation                         (15,702)             (12,822)
                                                --------             --------
                                                 $94,489              $88,280
                                                 =======              =======

Space at properties owned by the Company is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on noncancellable operating leases become due as follows: ; 1998 - $16,128,000; 1999 - $15,458,000; 2000 - $14,272,000; 2001 -
$11,933,000; 2002 - $10,056,000 and thereafter - $62,935,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional rents are included in rental income and aggregated approximately $3,778,000, $281,000, and $483,000, in 1997, 1996 and 1995, respectively.

In November 1996, the Company negotiated a settlement with one of its tenants to recover, among other things, unpaid additional percentage rents including interest totalling $3.25 million. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores in a specified radius when computing percentage rent due the Company. The settlement was received during fiscal 1997 and has been recorded as additional operating lease income in the accompanying 1997 consolidated statement of income.

The Company acquired an interest in the Eastchester Mall, a 68,000 square foot retail property in Eastchester, New York. The Company's interest is as the sole general partner. The Company contributed $375,000 for its interest and the former owner contributed the property subject to a $5 million first mortgage in return for a limited partner interest. The limited partner is entitled to distributions of cash flow from the property and after three years may put its interest to the Company for a combination of cash and common stock of the Comany. After 10 years, the Company has the option to purchase the limited partner's interest in the partnership for the amounts noted above.

In order to preserve the tax position of the limited partner, the partnership agreement places certain restrictions on the sale or refinancing of the property without the limited partner's consent. The limited partner's interest in the partnership is reflected in the accompanying consolidated financial statements as minority interest.

The acquisition of the interest in the property and the assumption of the first mortgage by the partnership represent noncash investing and financing activities and therefore are not included in the accompanying consolidated statement of cash flows.


(4) PROPERTIES AVAILABLE FOR SALE

In fiscal 1995, the Board of Directors authorized a plan to sell all of the non-core properties of the Company over a period of several years. The non-core properties consist of all of the Company's distribution and service properties, its office properties (with the exception of its headquarters), and certain retail properties located outside of the Northeast region of the United States. These properties, having a net carrying amount of $22,327,000 at October 31, 1997 ( $32,986,000 in October 31, 1996) have been classified as Properties Available for Sale in the accompanying consolidated financial statements. As a result of this change in investment strategy, the Company recorded a charge of $7,000,000 in the 1995 consolidated statement of income to write-down the carrying value of the properties available for sale to their respective estimated net realizable values.

At October 31, 1997 and 1996, properties available for sale consisted of the following (in thousands):

                                                         1997             1996
------------------------------------------- ------------------ ----------------

Properties available for sale subject to:

Operating leases                                      $16,194         $ 25,832
Direct financing leases                                 6,133            7,154
                                                        -----            -----
                                                      $22,327          $32,986
                                                      =======          =======

OPERATING LEASES
The components of properties available for sale subject to operating leases were as follows (in thousands):

                                                       1997              1996
------------------------------------------- ----------------- ----------------
Land                                                 $2,985             $6,675
Buildings and improvements                           21,160             32,871
                                                     ------             ------
                                                     24,145             39,546
Accumulated depreciation                             (7,951)           (13,714)
                                                    -------           --------
                                                    $16,194            $25,832
                                                    =======            =======

DIRECT FINANCING LEASES
The components of properties available for sale subject to direct financing leases were as follows (in thousands):

                                                                                   1997               1996
-------------------------------------------------------------- ------------------------- ------------------
Total  minimum lease payments to be received                                     $4,432            $ 5,900
Assumed residual values of leased property                                        2,389              2,404
Unearned income                                                                    (688)            (1,150)
                                                                                  -----            -------
Investment in property subject to direct financing leases                        $6,133             $7,154
                                                                                 ======             ======
Original cost of property subject to direct financing leases                    $16,276            $16,276
                                                                                =======            =======

Assumed residual values are based upon a depreciated cost concept using estimated useful lives and thus do not contain an element of appreciation which may result by reason of inflation or other factors.

Minimum lease payments receivable on direct financing leases become due as follows: $1,468,000 in 1998, $1,468,000 in 1999, $1,299,000 in 2000 and $197,000
in 2001.

In fiscal 1997, the Company exercised an option to purchase a non-core retail property containing 117,500 square feet of leasable space for an aggregate purchase price of $2,430,000.

SALES OF PROPERTIES

In fiscal 1996, the Company sold three properties for a net gain on sales of properties of $6,341,000.

In fiscal 1995 the Company sold four industrial properties for gains on sales of properties of $7,567,000.


(5) INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On November 22, 1996, the Company formed Countryside Square Limited Partnership (the "Partnership") with certain shareholders of the Company. The purpose of the partnership is to own, manage and redevelop the Countryside Square shopping center in Clearwater, Florida. The Company, as the general partner, contributed the shopping center at its net carrying amount (which amount approximated its fair value of $13 million), and the limited partners, including Kimco Realty Corp. who manages the property, contributed 600,000 common shares of the Company to the Partnership. The partnership agreement provides for the limited partners to receive an annual cash preference from available cash of the Partnership, as defined. Upon liquidation, proceeds from the sale of the partnership assets are to be distributed to the partners as follows: first, $12 million to the limited partners, next, $25 million to the Company and the balance to the partners in proportion to the respective partnership interests. The property may be sold at any time after the third year of operation and the Company has a right of first refusal on the sale of the property.

The partners are not obligated to make any additional capital contributions, however, to the extent that there is a shortfall in cash available for distributions, the general partner may elect to sell the common shares of the Company held by the Partnership in an amount equal to the shortfall amount, or contribute such shortfall amount to the Partnership.

The Company has accounted for its proportionate interest in the common shares of the Company owned by the Partnership as a deemed purchase and retirement of 272, 727 common shares. Acccordingly, the Company has reduced its investment in unconsolidated joint venture and stockholders' equity by $4,295,000. Additionally, the Company's equity in earnings of the Partnership is reflected after eliminating its proportionate share of dividend income recorded by the partnership in connection with its interest in the common shares of the Company. The contribution of the property into the Partnership and the deemed purchase of common shares by the Company represent noncash investing and financing activities and therefore are not included in the accompanying 1997 consolidated statement of cash flows.

(6) MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable consist of fixed rate mortgages. The components of the mortgage notes receivable at October 31, 1997 and 1996 were as follows (in thousands):

                                                                 1997      1996
----------------------------------------------------------- ---------- ---------
Remaining principal balance                                    $4,532    $4,690
Unamortized discounts to reflect market interest rates
at time of acceptance of notes                                   (927)     (984)
                                                                -----     -----
                                                               $3,605    $3,706

At October 31, 1997, principal payments on mortgage notes receivable become due as follows: 1998 - $173,000; 1999 - $189,000; 2000 - $206,000; 2001 - $160,000;
2002 - $153,000; thereafter - $ 3,651,000.

At October 31, 1997, the remaining principal balance was related to mortgage notes from two borrowers. The amount due from the largest individual borrower at October 31, 1997 was $2,280,000. The contractual interest rates on mortgage notes receivable range from 12% to 14%.


(7)  MORTGAGE NOTES PAYABLE AND  LINES OF CREDIT

At October 31, 1997, the Company had eight nonrecourse mortgage notes payable totalling $43,687,000 ($39,798,000 at October 31, 1996) which are due in installments over various terms extending to the year 2007 and which bear interest at rates ranging from 7.5% to 9.75%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of $75.2 million as of October 31, 1997.

Scheduled principal payments during the next five years are as follows: 1998 - $ 10,433,000; 1999 - $14,380,000; 2000 - $423,000; 2001 - $6,457,000; 2002 -
$7,392,000 and thereafter-- $4,602,000.

The Company also has available $15 million in unsecured lines of credit. Extensions of credit under one of the lines of credit in the amount of $10 million is subject to the bank's satisfaction of certain conditions, including the intended use of proceeds. The lines of credit expire in fiscal 1998 and bear interest at rates tied to the prime rate or LIBOR. A condition for one of the credit lines in the amount of $5 million requires the Company to maintain a compensating balance of $525,000. The Company had no outstanding borrowings under either line of credit at October 31, 1997 and 1996.

Interest paid for the years ended October 31, 1997, 1996, and 1995 was $3,350,000, $4,945,000 and $5,304,000 respectively.


(8) STOCKHOLDERS' EQUITY

The Company has a stock option plan under which 424,145 common shares are reserved for issuance to key employees and non-employee Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant and are generally exercisable in installments over a maximum period of four years from the date of grant.

A summary of stock option transactions during the periods covered by these financial statements is as follows:


Year ended October, 31                       1997                       1996                        1995
----------------------            ------------------------    -------------------------   --------------------------
                                              WEIGHTED                   WEIGHTED                     WEIGHTED
                                               AVERAGE                    AVERAGE                     AVERAGE
                                   SHARES     EXERCISE PRICE   SHARES    EXERCISE PRICE    SHARES     EXERCISE PRICE
Balance at beginning of period    440,082      $   14.36      376,248      $   14.50      331,082        $   15.43
Granted                             6,000      $   16.75       90,500      $   14.66       81,500        $   14.00
Exercised                         (29,520)     $   11.96           --             --       (6,668)       $   11.45
Canceled/Forfeited                     --             --      (26,666)     $   17.45      (29,666)       $   20.65
                                  --------                   ---------                    --------
Balance at end of period          416,562      $   13.95      440,082      $   14.36      376,248        $   14.50
Exercisable                       298,000                     285,330                     232,123

Weighted average fair value of
options granted during the year    $2.39                       $2.01                       $1.29

At October 31, 1997, the exercise price of shares under option ranged from $11.38 to $25.50, with a weighted average price of $13.95. Expiration dates range from November 1997, through April 2007 and the weighted average remaining contractual life of these options is 5.7 years.

The fair value for these  options was  estimated as of the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for the years ended October 31, 1997, 1996 and 1995:

                                                    Year ended October 31,
                                                    ----------------------
                                            1997          1996            1995
                                            ----          ----            ----
Risk-free interest rate                    7.09%         7.15%           6.52%
Expected Dividend yield                     7.6%          7.5%            8.3%
Expected Volatility                        26.5%        .25.7%           22.4%
Weighted average option life            10 years      10 years        10 years

The Black-Scholes option pricing model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock option plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plan.

Stock appreciation rights may be issued in tandem with the stock options, in which case, either the option or the right can be exercised. Such rights entitle the grantee to payment in cash or a combination of common shares and cash equal to the increase in the value of the shares covered by the option to which the stock appreciation right is related. The plan limits the value of the stock appreciation rights to 150% of the option price for the related shares. The excess of the market price of the shares over the exercise price of vested options is charged to expense. For the years ended October 31, 1997, 1996 and 1995, there were no amounts charged to expense.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above. Had compensation cost for these options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  Net Income         Net Income
                                              (in thousands)          Per Share
--------------------------------------- --------------------- ------------------
Year ending October 31, 1997                          $8,575              $1.67
Year ending October 31, 1996                         $10,089              $1.88
Year ending October 31, 1995                          $3,759              $0.70

The Board of Directors adopted a Preferred Share Purchase Rights Plan in 1988 and declared a dividend distribution of one preferred share purchase right for each outstanding common share. The Plan was amended in 1996 to increase the beneficial ownership threshold which triggers the exercisability of the rights. The rights, which expire on November 13, 1998, are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The rights will become exercisable 10 days after a person or group either acquires 25% ("acquiring person") or more of the Company's shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the shares. Following any such 25% acquisition, shareholders other than the acquiring person will be entitled to use the rights to purchase common shares of the Company at 50% of market value.

If the Company is involved in a merger or other business combination at any time after the rights become exercisable, the rights will be modified to entitle a holder other than the acquiring person to purchase a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.

In March, 1997, the stockholders of the Company approved a Restricted Stock Plan providing for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to 250,000 common shares of the Company. During 1997, the Company awarded 49,000 restricted shares to certain key employees as an incentive for future services. The shares vest over five years. Dividends are paid as declared. The market value of shares awarded has been recorded as Unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period. For the year ended October 31, 1997, $157,000 was charged to expense.

During fiscal 1997, certain officers exercised stock options and provides notes to the Company. The notes, in the amount of $267,000 are full recourse promissory notes bearing interest at the prime rate +1/2% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable semi-annually and the principal is due in 2002. Such notes are shown in Stockholders Equity in the accompanying balance sheet as Notes receivable from officers/stockholders.

The Company maintains a 401(K) retirement plan covering substantially all officers and employees which permits participants to defer up to a maximum of 10% of their compensation. The Company may make an annual contribution to the plan as determined by the Board of Directors. For the years ended October 31, 1997, 1996 and 1995, the Company contributed $47,000, $58,000 and $46,000 respectively to the plan.

The Company's Board of Directors have authorized a program to purchase up to one million of the Company's common shares periodically. The Company purchased and retired 1,000 common shares is fiscal 1997 (40,700 common shares in 1996) under this program.


(9)  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies.
Considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, rents receivable, interest receivable, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 1997 and 1996, the estimated aggregate fair value of the mortgage notes receivable was $3,400,000 and $3,900,000 respectively.

Mortgage notes payable with aggregate carrying values of $43,687,000 and $39,798,000 have estimated aggregate fair values of $42,300,000 and $40,000,000 at October 31, 1997 and 1996 respectively. Estimated fair value is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.


(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 1997 and 1996 are as follows (in thousands, except per share data):

                                           YEAR ENDED OCTOBER 31, 1997                  Year Ended October 31, 1996
                                           ---------------------------                  ---------------------------
                                                  QUARTER ENDED                                Quarter Ended
                                                  -------------                                -------------
                                  JAN 31     APR 30     JULY 31    OCT 31     Jan 31     Apr 30    July 31     Oct 31
                                  ------     ------     -------    ------     ------     ------    -------     ------
Revenues                          $ 8,556    $ 5,165    $ 5,805    $ 5,301    $ 6,154    $ 6,076    $ 5,955    $ 6,247
                                  =======    =======    =======    =======    =======    =======    =======    =======

Operating Income (1)              $ 4,364    $ 1,180    $ 1,821    $ 1,224    $   778    $   914    $ 1,053    $ 1,185
Gains (losses) on sales of
  properties                           --         --         --         --      6,252         --        389       (300)
                                  -------    -------    -------    -------    -------    -------    -------    -------

Net Income                        $ 4,364    $ 1,180    $ 1,821    $ 1,224    $ 7,030    $   914    $ 1,442    $   885
                                  =======    =======    =======    =======    =======    =======    =======    =======

Per share:

Net Income                        $   .86    $   .23    $   .35    $   .23    $  1.31    $   .17    $   .26    $   .17
                                  =======    =======    =======    =======    =======    =======    =======    =======

(1) Quarter ended January 31, 1997 results include a one-time amount of $3.25 million received in settlement of unpaid percentage rents from a tenant (see
    Note 3).

(11) SUBSEQUENT EVENT

On January 8, 1998, the Company sold 350,000 shares of 8.99% Series B Senior Cumulative Preferred Stock (Preferred Stock) at a price of $100 per share to institutional investors in a private placement. Net proceeds of the offering of approximately $33,700,000 are expected to be used to reduce outstanding indebtedness and make acquisitions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of HRE Properties, Inc.:

We have audited the accompanying consolidated balance sheets of HRE Properties, Inc. (formerly HRE Properties) (the "Company"), and subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HRE Properties, Inc. and subsidiary as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

New York, New York
January 8, 1998

HRE PROPERTIES, INC.
OCTOBER 31 1997
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

------------------------------------------------------------------------------------------------
     COL. A         COL. B               COL. C                     COL. D
------------------------------------------------------------------------------------------------
                                Initial Cost to Company   Cost Capitalized Subsequent
                                -----------------------
                                                                 to Aquisition
                                                                 -------------
Depreciation and                             Building &     Carrying     Building &
    Location     Encumbrances      Land     Improvements     Costs      Improvements     Land
------------------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO OPERATING LEASES (NOTE (A)):
OFFICE BUILDINGS:
Greenwich, CT             $565         $199          $795      $0            $64        $199
Greenwich, CT                0          111           444       0             21         111
Southfield, MI               0        1,000        10,280       0          2,046       1,000
                             -        -----        ------       -          -----       -----
                           565        1,310        11,519       0          2,131       1,310
                           ---        -----        ------       -          -----       -----
SHOPPING CENTERS:
Springfield, MA              0        1,372         3,656       0         12,570       1,372
Farmingdale, NY          2,425        1,029         4,174       0            202       1,029
Somers, NY               1,983          821         2,600       0             30         821
Wayne, NJ                9,100        2,492         9,966       0            389       2,492
Eastchester, NY          5,000        1,500         6,128       0              0       1,500
Jonesboro, GA                0            0         2,430       0              0           0
Meriden, CT             14,364        5,000        20,309       0            553       5,000
Danbury, CT              5,861        3,850        15,811       0            994       3,850
Tempe, AZ                    0          114           766       0              0         114
Carmel, NY                   0        1,763         5,973       0             58       1,763
                             -        -----         -----       -             --       -----
                        38,733       17,941        71,813       0         14,796      17,941
                        ------       ------        ------       -         ------      ------
DEPARTMENT STORES:
Tempe, AZ                    0          378         1,518       0            970         378
Mesa, AZ                     0          440         1,631       0            989         440
                             -          ---         -----       -            ---         ---
                             0          818         3,149       0          1,959         818
                             -          ---         -----       -          -----         ---
INDUSTRIAL SERVICE CENTER:
Syracuse, NY                 0          253           530       0              0         253
                             -          ---           ---       -              -         ---
                             0          253           530       0              0         253
                             -          ---           ---       -              -         ---
MIXED USE FACILITY: RETAIL/OFFICE:
Newington, NH            4,389          421         1,997       0          4,595         421
                         -----          ---         -----       -          -----         ---
                         4,389          421         1,997       0          4,595         421
                         -----          ---         -----       -          -----         ---
LAND:
Newington, NH                0          305             0       0              0         305
Denver, CO                   0          799             0       0              0         799
                             -          ---             -       -              -         ---
                             0        1,104             0       0              0       1,104
                             -        -----             -       -              -       -----

                       $43,687      $21,847       $89,008      $0        $23,481     $21,847
                       =======      =======       =======      ==        =======     =======


--------------------------------------------------------------------------------------------------------------------------------
     COL. A                                              COL. E                    COL. F      COL. G/H           COL. I
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Life on which
                                                                                                             depreciation for
                                                    Amount at which Carried at Close of Period                 building and
                                                    ------------------------------------------
                                                                                 Accumulated     Date     improvements in latest
Depreciation and                                       Building &               Depreciation  Constructed  income statement is
    Location                                          Improvements     Land      (Note (b))    Acquired    computed (Note (d))
--------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO OPERATING LEASES (NOTE (A)):
OFFICE BUILDINGS:
Greenwich, CT                                             $859      $1,058          $106        1993                     31.5
Greenwich, CT                                              465         576            50        1994                     31.5
Southfield, MI                                          12,326      13,326         4,755        1983                     35
                                                        ------      ------         -----
                                                        13,650      14,960         4,911
                                                        ------      ------         -----
SHOPPING CENTERS:
Springfield, MA                                         16,226      17,598         6,040        1970                     40
Farmingdale, NY                                          4,376       5,405           600        1993                     31.5
Somers, NY                                               2,630       3,451           397        1992                     31
Wayne, NJ                                               10,355      12,847         1,347        1992                     31
Eastchester, NY                                          6,128       7,628             0        1997                     31
Jonesboro, GA                                            2,430       2,430             0        1997                     31
Meriden, CT                                             20,862      25,862         2,613        1993                     31.5
Danbury, CT                                             16,805      20,655         1,268        1994                     31.5
Tempe, AZ                                                  766         880            34        1996                     40
Carmel, NY                                               6,031       7,794           320        1995                     31.5
                                                         -----       -----           ---
                                                        86,609     104,550        12,619
                                                        ------     -------        ------
DEPARTMENT STORES:
Tempe, AZ                                                2,488       2,866         1,454        1970                     40
Mesa, AZ                                                 2,620       3,060         1,528        1971                     40
                                                         -----       -----         -----
                                                         5,108       5,926         2,982
                                                         -----       -----         -----
INDUSTRIAL SERVICE CENTER:
Syracuse, NY                                               530         783           181        1973                     40
                                                           ---         ---           ---
                                                           530         783           181
                                                           ---         ---           ---
MIXED USE FACILITY: RETAIL/OFFICE:
Newington, NH                                            6,592       7,013         2,960        1979                     40
                                                         -----       -----         -----
                                                         6,592       7,013         2,960
                                                         -----       -----         -----
LAND:
Newington, NH                                                0         305             0        1981
Denver, CO                                                   0         799             0        1988
                                                             -         ---             -
                                                             0       1,104             0
                                                             -       -----             -

                                                      $112,489    $134,336       $23,653
                                                      ========    ========       =======

HRE PROPERTIES, INC.
OCTOBER 31 1997
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
          COL. A               COL. B                 COL. C                       COL. D                               COL. E
------------------------------------------------------------------------------------------------------------------------------------
                            .......................................    ..........................      .............................

                                                                                                         Remaining
      Description and                                 Building &        Carrying    Building &         Minimum Lease    Residual
         Location           Encumbrances     Land    Improvements        Costs     Improvements          Payments        Value
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO FINANCING
 LEASES (NOTE (C)):
INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)

St. Louis, MO                          $0       $523        $2,253             $0         $2,363              $1,212         $1,167
Dallas, TX                              0        193         2,266              0          4,195               1,868            841
Deferred Lease
Renewal Rights                          0          0             0              0            282                   0            282
                                        -          -             -              -            ---                   -            ---
                                        0        716         4,519              0          6,840               3,080          2,290
                                        -        ---         -----              -          -----               -----          -----

INDUSTRIAL DISTRIBUTION CENTER:
(Leased to Firestone Tire and
 Rubber Company)

Albany, GA                              0        835         3,343              0              0               1,352            100
                                        -        ---         -----              -              -               -----            ---
                                        0        835         3,343              0              0               1,352            100
                                        -        ---         -----              -              -               -----            ---

TOTAL REAL ESTATE SUBJECT TO
 FINANCING LEASES (NOTE (c)):           0     $1,551        $7,862              0         $6,840              $4,432         $2,390
                                        =     ======        ======              =         ======              ======         ======


--------------------------------------------------------------------------------
          COL. A                                         COL. F        COL. G/H
--------------------------------------------------------------------------------
                                                    Net Investment
                                                     in Properties       Date
      Description and                                  Subject to    Constructed
         Location                                   Financing Leases or Acquired
--------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO FINANCING LEASES (NOTE (A)):
INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)

St. Louis, MO                                           $2,174         1970
Dallas, TX                                               2,434         1970
Deferred Lease
Renewal Rights                                             282         1981
                                                           ---
                                                         4,890
                                                         -----

INDUSTRIAL DISTRIBUTION CENTER:
(Leased to Firestone Tire and Rubber
 Company)

Albany, GA                                               1,243         1972
                                                         -----
                                                         1,243
                                                         -----

TOTAL REAL ESTATE SUBJECT TO FINANCING
 LEASES (NOTE (c)):                                     $6,133
                                                        ======

HRE PROPERTIES, INC.
OCTOBER 31, 1997
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

------------------------------------------------------------------------------------------------------------

NOTES:                                                                            1997            1996            1995
                                                                                  ----            ----            ----
(A) RECONCILIATION OF REAL ESTATE
OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year                                                    140,648        $ 154,005        $ 132,085
Property improvements during the year                                             2,673            5,263            1,816
Property acquired during the year                                                10,057              880           27,104
Writedown in carrying value of properties                                            --               --           (7,000)
Property contributed to unconsolidated joint venture                            (19,042)               0                0
Property sold during the year                                                         0          (19,500)              --
                                                                              ---------        ---------        ---------
Balance at end of year                                                        $ 134,336        $ 140,648        $ 154,005
                                                                              =========        =========        =========


(B) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                                  $  26,536        $  29,935        $  26,173
Provision during the year charged to income                                       3,555            4,454            4,099
Property contributed to unconsolidated joint venture                             (6,438)               0                0
Property sold during the year                                                         0           (7,853)            (337)
                                                                              ---------        ---------        ---------
                                                                                                                        0
Balance at end of year                                                        $  23,653        $  26,536        $  29,935
                                                                              =========        =========        =========


(C) RECONCILIATION OF REAL ESTATE OWNED SUBJECT TO FINANCING LEASES

Balance at beginning of year                                                  $   7,154        $   8,108        $  14,719
Recover of investment in property owned subject to financing leases
                                                                                 (1,021)            (954)          (1,355)
Property sold during the year                                                        --               --           (5,256)
                                                                              ---------        ---------        ---------
Balance at end of year                                                        $   6,133        $   7,154        $   8,108
                                                                              =========        =========        =========


(d) Tenant improvement costs are depreciated over the life of the related leases, which range from 3 to 25 years.

(e) The difference between the initial costs to the Company and costs capitalized subsequent to acquisition and the amount at which carried at close of period represents accumulated depreciation for the period prior to classification of these assets as financing leases and accumulated recoveries for the period thereafter.

(f) The aggregate cost basis for Federal income tax purposes at October 31, 1997 is $145,994,000.

HRE PROPERTIES, INC.
OCTOBER 31 1997
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

--------------------------------------------------------------------------------------------------------------------
        COL. A                  COL. B              COL. C                          COL. D
--------------------------------------------------------------------------------------------------------------------


                            Interest Rate       Final Maturity                                                      (a))
     Description         Coupon     Effective        Date                   Periodic Payment Terms
--------------------------------------------------------------------------------------------------------------------

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (NOTES (C) AND (D)):

Retail Store:
  Fall River, MA           9%          14%         1-Apr-13            Payable in monthly installments of $11,920.

Retail Store:
  Erie, PA                 9%          14%         1-Jul-13            Payable in monthly installments of $10,787.

Retail Store:
  Riverside, CA            9%          12%        15-Jan-13            Payable in quarterly installments of $54,313.


Total First Mortgage Loans


II. SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (NOTES (C) AND (D)):

Retail Store:
  Riverside, CA             9%          12%       15-Jan-01            Payable in quarterly installments of $21,135


TOTAL MORTGAGE LOANS ON REAL ESTATE



--------------------------------------------------------------------------------
        COL. A                        COL. E              COL. F
--------------------------------------------------------------------------------
                                   Remaining Face
                                     Amount of        Carrying Amount
                               Mortgages (Note (b))  of Mortgage (Note (a))
     Description                   (In Thousands)      (In Thousands)
--------------------------------------------------------------------------------

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (NOTES (C) AND (D)):

Retail Store:
  Fall River, MA                          $1,191           $902

Retail Store:
  Erie, PA                                $1,089           $822

Retail Store:
  Riverside, CA                           $2,017         $1,656
                                          ------         ------

Total First Mortgage Loans                $4,297         $3,380


II. SECOND MORTGAGE LOAN ON BUSINESS
 PROPERTY (NOTES (C) AND (D)):

Retail Store:
  Riverside, CA                             $235           $225
                                            ----           ----

TOTAL MORTGAGE LOANS ON REAL ESTATE       $4,532         $3,605
                                          ======         ======

HRE PROPERTIES, INC.
OCTOBER 31 1997
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)
(In thousands)


NOTES TO SCHEDULE IV                                                               Year Ended October 31
                                                                                   ---------------------
Reconciliation of Mortgage Loans on Real Estate
                                                                          1997          1996            1995
                                                                          ----          ----            ----
(A) BALANCE AT BEGINNING OF PERIOD:                                     $3,706        $3,937          $7,763

   Deductions during current period:

        Prepayment of Mortgage Loan                                        ---          (143)            ---
        Sale of Mortgage Loan                                              ---           ---          (3,750)

       Collections of principal and amortization of discounts             (101)          (88)            (76)

Balance at close of period:                                             $3,605        $3,706          $3,937
                                                                        ======        ======          ======

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 1997 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.
(e) The First Mortgage Loan on this property is held by the Company.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HRE PROPERTIES



                                    By: /S/ Charles J. Urstadt
                                    --------------------------
                                            Charles J. Urstadt
                                            Chairman and Chief Executive Officer





Dated: January 22, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ Charles J. Urstadt                                          January 22, 1998
----------------------
Charles J. Urstadt
Chairman and Director
(Principal Executive Officer)


/S/ Willing L. Biddle                                           January 22, 1998
---------------------
Willing L. Biddle
President and Director


/S/ James R. Moore                                              January 22, 1998
------------------
James R. Moore
Executive Vice President - Chief
  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


/S/ E. Virgil Conway                                            January 22, 1998
--------------------
E. Virgil Conway
Director

/S/ Robert R. Douglass                                          January 22, 1998
----------------------
Robert R. Douglass
Director

/S/ Peter Herrick                                               January 22, 1998
Peter Herrick
Director

/S/ George H.C. Lawrence                                        January 22, 1998
------------------------
George H. C. Lawrence
Director

/S/ Paul D. Paganucci                                           January 22, 1998
---------------------
Paul D. Paganucci
Director

/S/ Charles D. Urstadt                                          January 22, 1998
----------------------
Charles D. Urstadt
Director

/S/ James O. York                                               January 22, 1998
-----------------
James O. York
Director

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated January 8, 1998 included in this Annual Report on Form 10-K for the year ended October 31, 1997 of HRE Properties, Inc. (formerly HRE Properties) into its previously filed Registration Statements on Form S-3 (No.33-57119), Form S-4 (No. 333-19113) and Form S-8 (No.2-93146 and No. 33-41408), and to the
reference  to  our  Firm  under  the  caption  "Experts"  in  said  Registration
Statements.



                                                             ARTHUR ANDERSEN LLP


New York, New York
January 22, 1998