Form 10-Q
period 1998-01-31
HRE PROPERTIES INC
filed 1998-03-12
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended January 31, 1998                 Commission File Number 1-6309
                  ----------------                                        ------


                              HRE PROPERTIES, INC.
                              --------------------
               (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                              04-2458042
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

321 RAILROAD AVENUE, GREENWICH, CT                                         06830
----------------------------------                                         -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report: 5,221,642
                                  ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO
                                        -   -

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 11 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 11 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                              HRE PROPERTIES, INC.



PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements (Unaudited)


         Consolidated Balance Sheets--January 31, 1998 and October 31, 1997.

         Consolidated Statements of Income--Three months ended January 31, 1998 and 1997,

         Consolidated Statements of Cash Flows--Three months ended January 31, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity--Three months ended January 31, 1998 and 1997.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

   HRE PROPERTIES, INC.
   CONSOLIDATED BALANCE SHEETS
   (In thousands, except share data)

                                                                                     JANUARY 31     October 31
                                                                                     ----------     ----------
ASSETS                                                                                     1998           1997
                                                                                           ----           ----
Real Estate Investments:
  Properties owned-- at cost, net of accumulated depreciation                           $94,364        $94,489
  Properties available for sale - at cost, net of accumulated
    depreciation and recoveries                                                          21,852         22,327
  Investment in unconsolidated joint venture                                              9,005          8,920
  Mortgage notes receivable                                                               3,577          3,605
                                                                                       --------       -------
                                                                                        128,798        129,341

Cash and cash equivalents                                                                25,487          1,922
Interest and rent receivable                                                              3,021          2,649
Deferred charges, net of accumulated amortization                                         2,872          2,468
Other assets                                                                              1,202          1,050
                                                                                       --------       --------
                                                                                       $161,380       $137,430
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Mortgage notes payable                                                                  $34,418        $43,687
Accounts payable and accrued expenses                                                     1,594          1,603
Preferred Dividends payable                                                                 210             --
Deferred directors' fees and officers' compensation                                         579            550
Other liabilities                                                                         1,120          1,175
                                                                                       --------       --------
                                                                                         37,921         47,015

Minority Interest                                                                         2,125          2,125

Stockholders' Equity:
  8.99% Series B Senior Cumulative  Preferred  stock, par  value $.01 per share;
  20,000,000   shares   authorized;   350,000  shares  issued  and   outstanding
  (liquidation preference of $100 per share)                                             33,500             --
  Excess stock, par value $.01 per share; 10,000,000 shares authorized;
  none issued and outstanding                                                                --             --
  Common stock, par value $.01 per share; 70,000,000 shares authorized;
  5,221,642 and 5,167,495 outstanding shares in 1998 and 1997, respectively                  51             51
  Additional paid in capital                                                            118,854        117,763
  Cumulative distributions in excess of net income                                      (29,129)       (28,530)
  Unamortized restricted stock compensation and notes receivable
   from officer/stockholders                                                             (1,942)          (994)
                                                                                       --------       --------

                                                                                        121,334         88,290
                                                                                       $161,380       $137,430
                                                                                       ========       ========


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                 Three Months Ended January 31,
                                                                 ------------------------------

                                                                          1998             1997
                                                                          ----             ----
        REVENUES:
            Operating leases                                            $5,525           $8,260
            Financing leases                                                88              119
            Interest and other                                             228              159
            Equity income of unconsolidated joint venture                   28               18
                                                                        ------           ------

                                                                         5,869            8,556
                                                                        ------           ------
        OPERATING EXPENSES:
            Property expenses                                            1,894            1,833
            Interest                                                       928              831
            Depreciation and amortization                                1,216              984
            General and administrative expenses                            523              491
            Directors' fees and expenses                                    59               53
                                                                        ------           ------

                                                                         4,620            4,192
                                                                        ------           ------

        NET INCOME                                                       1,249            4,364
            Preferred stock dividends                                      210               --
                                                                        ------           ------
        NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                    $1,039           $4,364
                                                                        ======           ======


        NET INCOME PER COMMON SHARE                                       $.20           $  .86
                                                                        ======           ======

        WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             5,183            5,076
                                                                        ======           ======



       The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                Three Months Ended January 31,
                                                                                ------------------------------

                                                                                        1998              1997
                                                                                        ----              ----
      OPERATING ACTIVITIES:
      Net income                                                                      $1,039            $4,364
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                1,216               984
          Amortization of restricted stock                                                60                --
          Recovery of investment in properties owned
             subject to financing leases                                                 282               242
          Equity in income of unconsolidated joint venture                               (28)              (18)
          (Increase) Decrease in interest and rent receivable                           (372)               23
          Increase in accounts payable, dividends payable and accrued expenses           230               495
          (Increase) decrease in other assets and other liabilities, net                 (97)              192
                                                                                     -------            ------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                    2,330             6,282
                                                                                     -------            ------

      INVESTING ACTIVITIES:
          Acquisitions of properties                                                    (475)             (293)
          Improvements to properties and deferred charges                               (317)           (1,213)
          Deposits on acquisitions                                                      (510)               --
          Investment in unconsolidated joint venture                                     (57)              (84)
          Payments received on mortgage notes receivable                                  28                19
          Miscellaneous                                                                 (110)             (237)
                                                                                     -------            ------

          NET CASH (USED IN) INVESTING ACTIVITIES                                     (1,441)           (1,808)
                                                                                     -------            ------

      FINANCING ACTIVITIES:
          Common dividends paid                                                       (1,638)           (1,576)
          Proceeds from sales of additional common shares                                 83               126
          Net proceeds from sale of preferred stock                                   33,500                --
          Purchases of common shares                                                      --               (15)
          Payments on mortgage notes payable                                          (9,269)             (145)
                                                                                     -------            ------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         22,676            (1,610)
                                                                                     -------            ------

      NET INCREASE IN CASH AND CASH EQUIVALENTS                                       23,565             2,864
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,922             1,819
                                                                                     -------            ------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $25,487            $4,683
                                                                                     =======            ======


     The accompanying notes to consolidated financial statements are an integral part of these statements.

HRE PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)


                                                                                                          Unamortized
                              Preferred Stock            Common Shares                                     Restricted
                              ---------------       --------------------------
                                               Outstanding                                 (Cumulative          Stock
                                                 Number of           Additional  Treasury  Distributions Compensation
                                                    Common     Par      Paid In  Shares at  In Excess of    and Notes
                            Issued    Amount        Shares   Value      Capital       Cost   Net Income)   Receivable     Total
                            ------    ------        ------   -----      -------       ----   -----------   ----------     -----



BALANCES--OCTOBER 31, 1996      --      $ --     5,346,081      --     $124,126    $(3,492)   $(30,668)         $--    $89,966

  Net Income                                            --      --           --         --       4,364           --      4,364
  Cash dividends
paid ($.31 per                                          --      --           --         --      (1,576)          --     (1,576)
    share)
  Sale of
additional common
shares
   under dividend                                    4,008      --           72         --          --           --         72
reinvestment plan
  Exercise of stock                                 15,666      --           54         --          --           --         54
options
  Deemed purchase
of common
   in connection
with organization
   of                                            (272,727)      --      (4,295)         --          --           --     (4,295)
unconsolidated
joint venture
  Purchase and
retirement of
   COMMON SHARES                --        --       (1,000)      --           --        (15)         --           --        (15)
                                --        --       -------      --           --        ---          --           --         --
BALANCES - JANUARY 31, 1997     --        --     5,092,028      --     $119,957    $(3,507)   $(27,880)        $ --    $88,570
                               ===       ===     =========     ===     ========    =======   =========         ====    =======

BALANCES - OCTOBER 31, 1997     --      $---     5,167,495     $51     $117,763         --    $(28,530)       $(994)   $88,290

  Net Income                                           ---     ---          ---         --       1,249           --      1,249
  Cash dividends
paid ($.32 per                                         ---     ---          ---         --      (1,638)          --    (1,638)
    share)
  Preferred stock                                      ---     ---          ---         --        (210)          --      (210)
dividends declared
  Sale of
additional common
shares
   under dividend                                    3,960      --           77         --          --           --         77
reinvestment plan
  Exercise of stock                                    437     ---            6         --          --           --          6
options
   Common shares
issued under
   restricted stock                                 49,750     ---        1,008         --          --           --      1,008
plan - net
  Issuance of              350,000   $33,500           ---     ---          ---         --          --           --     33,500
preferred stock
  Unamortized
restricted stock
   compensation                                        ---     ---          ---         --          --         (948)      (948)
                                --        --           ---     ---          ---         --          --         -----      -----

BALANCES-JANUARY 31, 1998  350,000   $33,500     5,221,642     $51     $118,854       $ --    $(29,129)     $(1,942)   $121,334
                           =======   =======     =========     ===     ========       ====    =========     ========   ========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                              HRE PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Business
--------

HRE Properties, Inc., (the "Corporation")a real estate investment trust, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Corporation's major tenants include supermarket chains and other retailers who sell basic necessities.


Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiary, and joint ventures in which the Corporation has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Corporation's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report for the fiscal year ended October 31, 1997.

Preferred Stock
---------------

The Corporation is authorized to issue up to 20,000,000 million shares of preferred stock. In January 1998, the Corporation completed a private placement of 350,000 shares of 8.99% Series B Senior Cumulative Preferred Stock, par value $.01 per share, with a liquidation preference of $100 per share ("Series B Preferred Stock"). Holders of the Series B Preferred Stock are entitled to receive cumulative preferential cash dividends equal to 8.99% per annum, payable quarterly in arrears and subject to adjustment under certain circumstances.

The Series B Preferred Stock has no stated maturity, will not be subject to any sinking fund or mandatory redemption and will not be convertible into other securities or property of the Corporation. On or after January 8, 2008, the Series B Preferred Stock may be redeemed by the Corporation at its option, in whole or in part, at a redemption price of $100 per share, plus all accrued but unpaid dividends. Upon a Change in Control of the Corporation (as defined), (i) each holder of Series B Preferred Stock shall have the right, at such holder's option, to require the Corporation to repurchase all or any part of such holder's Series B Preferred Stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends, and (ii) the Corporation shall have the right, at the Corporation's option, to redeem all or any part of the Series B Preferred Stock at (a) prior to January 8, 2008, the Make-Whole Price (as defined) and (b) on or subsequent to January 8, 2008, the redemption price of $100 per share, plus all accrued and unpaid dividends.

The Series B Preferred Stock also contains covenants which require the Corporation to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of the Series B Preferred Stock are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The net proceeds of the offering are to be used to repay outstanding mortgage notes payable of approximately $24,000,000 and to make real estate acquisitions.

On January 10, 1998, the Board of Directors declared a distribution of $.60 per preferred share of stock to shareholders of record on January 30, 1998. The dividend was paid on February 2, 1998. At January 31, 1998, this transaction is considered a non-cash financing transaction.

Restricted Stock Plan
---------------------

The Corporation has a Restricted Stock Plan (Plan) providing for the grant of restricted stock awards to key employees of the Corporation. The Plan allows for restricted stock awards of up to 250,000 common shares of the Corporation. During the first quarter of fiscal 1998, the Corporation awarded 51,250 restricted shares to certain key employees as an incentive for future services. The shares vest over five years. Dividends are paid on shares when declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned restricted stock compensation is being amortized to expense over the five year vesting period.


Mortgage Notes Payable
----------------------

On January 23, 1998, the Corporation fully repaid an outstanding mortgage note of $9,100,000 with interest at 9.625% per annum from proceeds of the preferred stock offering.

On February 2, 1998, the Corporation fully repaid an outstanding mortgage note payable of $14,369,000 with interest at 7.5% per annum from proceeds of the preferred stock offering.


Subsequent Event and Commitments
--------------------------------

On March 11, 1998, the stockholders of the Corporation approved an amendment to the Articles of Incorporation of the Corporation to change the name of the Corporation from HRE Properties, Inc. to Urstadt Biddle Properties Inc. effective March 12, 1998.

The Corporation has entered into two contracts to purchase two real estate properties at an aggregate cost of approximately $7,800,000 all cash.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Liquidity and Capital Resources
-------------------------------

The Corporation's liquidity and capital resources include its cash and cash equivalents, funds available from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. The Corporation meets its liquidity requirements primarily by generating cash from the operations of its properties. Payments of expenses related to real estate operations, capital improvement programs, debt service, management and professional fees, and dividend requirements place demands on the Corporation's liquidity.

The Corporation believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At January 31, 1998, the Corporation had cash and cash equivalents of $25.5 million compared to $1.9 million at October 31, 1997. The Corporation also has $15 million in unsecured lines of credit with two major commercial banks. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The credit lines expire at various periods in 1998 and outstanding borrowings, if any, may be repaid from proceeds of debt refinancings or sales of properties. At January 31, 1998, there were no outstanding borrowings under existing lines of credit and long-term debt consisted of mortgage notes payable totaling $34.4 million, of which $1.3 million in principal payments are due in fiscal 1998.

In January  1998,  the  Corporation  sold a $35  million,  8.99% Series B Senior
Cumulative  Preferred  Stock  issue  in a  private  placement  to  institutional investors. Net proceeds of the offering of $33.5 million (after deducting expenses of the offering) are expected to be used to repay approximately $24 million of mortgage debt (of which $9.1 million of mortgage debt was repaid in January 1998 and $14.4 million was repaid in early February 1998) and to make acquisitions.

The Corporation makes real estate investments periodically. During the first quarter of fiscal 1998 the Corporation acquired a retail property located adjacent to one of its owned properties for a purchase price of $475,000. At January 31, 1998 the Corporation has contracted to purchase two properties at a total purchase cost of $7.8 million. The Corporation expects to utilize available cash resources to acquire the properties.


Funds from Operations
---------------------

Funds from Operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization and the elimination of significant non-recurring charges and credits and after adjustments for unconsolidated joint ventures. The Corporation believes the level of Funds from Operations to be an appropriate supplemental financial measure of its operating performance. Funds from Operations does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. The Corporation considers recoveries of investment in properties which are subject to financing leases to be analogous to amortization for purposes of calculating Funds from Operations. In the three-month period ended January 31, 1998, Funds from Operations increased 5.1% to $2,589,000 from $2,463,000 in the year ago period. The improvement is principally the result of additional leasing of space at certain of the Corporation's core properties last year, the effect of which is reflected this year.

Results of Operations
---------------------

Revenues

Operating lease income for properties owned during both the first quarter of fiscal 1998 and 1997 increased by 6% in the three-month period of fiscal 1998, compared to the same period last year. The increase in the three-month period is principally the result of new leasing of space at certain of the Corporation's core properties last year, the effect of which is reflected this year. 1998 revenues also include $335,000 in rental income from newly acquired properties. Fiscal 1997's first quarter revenues included additional percentage rentals of $3,250,000 received in settlement of a dispute with one of the Corporation's tenants. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores within a specified radius when computing percentage rent due the Corporation.

Interest income increased in fiscal 1998 from the reinvestment of proceeds of the preferred stock issue in January 1998 in short-term investments.


Expenses

Total expenses amounted to $4,620,000 in the first three-months of fiscal 1998 compared to $4,192,000 for the same period last year.

The largest expense category is property expenses of the Corporation's real estate operating properties. The increase in property expenses in 1998 include operating expenses totaling $105,000 of Eastchester Mall, a property in which the Corporation acquired an interest at the end of fiscal 1997. Fiscal 1998 amounts also reflect the absence of operating expenses totaling $47,000 of Countryside Square, a property which was contributed to an unconsolidated joint venture during the first quarter of last year.

Interest expense increased by $97,000 in the three month period ended January 31, 1998 from the addition of a new $5,000,000 mortgage loan at 7.79% per annum obtained in connection with the acquisition of an interest in the Eastchester Mall.

Depreciation and amortization expense increased in the first quarter of fiscal 1998 principally from depreciation on the Eastchester Mall.

                           PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

              The Registrant filed with the Commission a Current Report on Form 8K dated January 8, 1998. Such report referred under Item 5 to the private placement of 350,000 shares of 8.99% Series B Senior Cumulative Preferred Stock to three "accredited investors" for an aggregate purchase price of $35,000,000 pursuant to a certain subscription agreement dated January 8, 1998 as more fully discussed in the Notes to Financial Statements.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HRE PROPERTIES, INC.
                              --------------------
                              (Registrant)



                              By /s/ Charles J. Urstadt
                                ------------------------------------------------
                              Charles J. Urstadt
                              Chairman and
                              Chief Executive Officer



                              By:/s/ James R. Moore
                                 -----------------------------------------------
                              James R. Moore
                              Executive Vice President/
                              Chief Financial Officer
                              (Principal Financial Officer
                              and Principal Accounting Officer)



Dated: March 13, 1998