Form 10-Q
period 1998-04-30
URSTADT BIDDLE PROPERTIES INC
filed 1998-06-15
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                 Quarterly Report under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Quarter Ended April 30, 1998                   Commission File Number 1-6309
                  --------------

                         URSTADT BIDDLE PROPERTIES INC.
                         ------------------------------
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

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report: 5,223,533

                                 ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 12 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 12 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                     INDEX

                         URSTADT BIDDLE PROPERTIES INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income--Three months ended April 30, 1998 and 1997, Six months ended April 30, 1998 and 1997

         Consolidated Balance Sheets--April 30, 1998 and October 31, 1997.

         Consolidated Statements of Cash Flows--Six months ended April 30, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity--Six months ended April 30, 1998 and 1997.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                                    APRIL 30      October 31
                                                                                                    --------      ----------
    ASSETS                                                                                            1998           1997
                                                                                                      ----           ----
                                                                                                 (unaudited)

    Real Estate Investments:
        Properties owned-- at cost, net of accumulated depreciation                                  $74,612        $94,489
        Properties available for sale - at cost, net of accumulated
          depreciation and recoveries                                                                 44,246         22,327
        Investment in unconsolidated joint venture                                                     9,008          8,920
        Mortgage notes receivable                                                                      2,656          3,605
                                                                                                    --------       --------
                                                                                                     130,522        129,341
                                                                                                    --------       --------


    Cash and cash equivalents                                                                         10,069          1,922
    Interest and rent receivable                                                                       2,317          2,649
    Deferred charges, net of accumulated amortization                                                  2,405          2,468
    Other assets                                                                                       1,227          1,050
                                                                                                    --------       --------

                                                                                                    $146,540       $137,430
                                                                                                    --------       --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:

    Mortgage notes payable                                                                           $20,073        $43,687
    Accounts payable and accrued expenses                                                              1,030          1,603
    Deferred directors' fees and officers' compensation                                                  597            550
    Other liabilities                                                                                  1,186          1,175
                                                                                                    --------       --------

                                                                                                      22,886         47,015
                                                                                                    --------       --------


    Minority Interest                                                                                  2,125          2,125

    Prefered Stock, par value $01 per share; 20,000,000 shares authorized:
     8.99% Series B Senior Cumulative  Preferred Stock (liquidation
     preference of $100 per share); 350,000 shares issued and outstanding                             33,462              -

    Stockholders' Equity:
     Excess stock, par value $.01 per share; 10,000,000 shares authorized;
     none issued and outstanding                                                                           -              -
     Common stock, par value $.01 per share; 70,000,000 shares authorized;
     5,223,533 and 5,167,495 outstanding shares in 1998 and 1997, respectively                            51             51
     Additional paid in capital                                                                      118,886        117,763
     Cumulative distributions in excess of net income                                                (29,038)       (28,530)
     Unamortized restricted stock compensation and notes receivable
       from officers/stockholders                                                                     (1,832)          (994)
                                                                                                     -------        -------

                                                                                                      88,067         88,290
                                                                                                     -------        -------
                                                                                                    $146,540       $137,430
                                                                                                    ========       ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share data)

                                                              Six Months Ended                     Three Months Ended
                                                                   April 30                                April 30
                                                          ----------------------------         --------------------
                                                                    1998              1997            1998             1997
                                                                    ----              ----            ----             ----
       REVENUES:
           Operating leases                                      $11,236           $12,952          $5,711           $4,692
           Financing leases                                          177               237              89              118
           Interest and other                                        845               646             617              487
           Equity in income of unconsolidated                         61                36              33               18
             joint venture                                        ------            ------           -----            -----
                                                                  12,319            13,871           6,450            5,315
                                                                  ------            ------           -----            -----
       OPERATING EXPENSES:
           Property expenses                                       3,790             3,772           1,896            1,939
           Interest                                                1,347             1,659             419              828
           Depreciation and amortization                           2,262             1,979           1,046              995
           General and administrative expenses                       986               678             463              187
           Directors' fees and expenses                              106                93              47               40
                                                                  ------            ------           -----            -----
                                                                   8,491             8,181           3,871            3,989
                                                                  ------            ------           -----            -----

       OPERATING  INCOME                                           3,828             5,690           2,579            1,326

           Minority interest in Results of
            Consolidated Joint Venture                                70                 -              70                -
                                                                  ------            ------           -----            -----

       NET INCOME                                                  3,758             5,690           2,509            1,326

           Preferred stock dividends                               (988)                 -           (778)                -
                                                                  ------            ------           -----            -----

       NET INCOME APPLICABLE TO COMMON STOCKHOLDERS               $2,770            $5,690          $1,731            1,326
                                                                  ======            ======           =====            =====


       NET INCOME PER COMMON SHARE                                  $.53             $1.12            $.33             $.26
                                                                  ======            ======           =====            =====

       WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING                                                 5,209             5,098           5,220            5,097
                                                                  ======            ======           =====            =====


                The accompanying notes to consolidated financial
                    statements are an integral part of these
                                   statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                                       Six Months Ended April 30,
                                                                                       --------------------------
                                                                                            1998             1997
                                                                                            ----             ----

           OPERATING ACTIVITIES:
           Net income                                                                      $3,758            $5,690
           Adjustments to reconcile net income to net cash provided
               by operating activities:
               Depreciation and amortization                                                2,262             1,979
               Compensation recognized relating to  restricted stock                          130               ---
               Recovery of investment in properties owned
                  subject to financing leases                                                 564               496
               Equity in income of unconsolidated joint venture                               (61)              (36)
               (Increase) decrease in interest and rent receivable                            332               200
               (Decrease) increase in accounts payable and accrued expenses                  (526)              935
               (Increase) decrease in other assets and other liabilities, net                (165)              (51)
                                                                                          -------            ------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                                    6,294             9,213
                                                                                          -------            ------

           INVESTING ACTIVITIES:
               Acquisitions of properties                                                  (3,535)             (293)
               Deposits on acquisitions                                                      (300)               ---
               Improvements to properties and deferred charges                               (968)           (2,976)
               Investment in unconsolidated joint venture                                     (27)             (170)
               Payments received on mortgage notes receivable                                 949                51
               Miscellaneous                                                                    -                 -
                                                                                          -------            ------

               NET CASH (USED IN) INVESTING ACTIVITIES                                     (3,881)           (3,388)
                                                                                          -------            ------

           FINANCING ACTIVITIES:
               Common dividends paid                                                       (3,278)           (3,174)
               Preferred dividends paid                                                      (988)
               Proceeds from sales of additional common shares                                152               465
               Net proceeds from sale of preferred stock                                   33,462               ---
               Purchases of common shares                                                     ---               (15)
               Payments on mortgage notes payable                                         (23,614)             (768)
                                                                                          -------            ------

               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          5,734            (3,492)
                                                                                          -------            ------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                        8,147             2,333
           CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,922             1,819
                                                                                          -------            ------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $10,069            $4,152
                                                                                          =======            ======

         The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)


                                            Common Shares
                                    ----------------------------
                                   Outstanding
                                    Number of                  Additional
                                     Common            Par      Paid In
                                     Shares           Value      Capital
                                     ------           -----      -------

BALANCES-- OCTOBER 31, 1996          5,346,081           --   $   124,126

   Net Income                               --           --            --
   Cash dividends paid ($.62 per
     share)                                 --           --            --
  Sale of additional common
  shares under dividend
  reinvestment plan                      8,256           --           144
  Exercise of stock options             27,332           --           321
  Common Shares issued under
  restricted stock plan                 49,000                        839
  Deemed purchase
  of common stock in connection
  with organization of
  unconsolidated joint venture        (272,727)          --        (4,295)
  Purchase and retirement of
    common shares                       (1,000)          --            --
  Reduction in Treasury Shares              --                     (3,507)
                                     ---------          ---        ------
BALANCES - APRIL 30, 1997            5,156,942                         --
                                     =========          ===        ======

BALANCES - OCTOBER 31, 1997          5,167,495          $51      $117,763

   Net Income                               --           --            --
   Cash dividends paid ($.64 per
   share)                                   --           --            --
  Preferred stock
  dividends declared                        --           --            --
  Sale of                                   --           --            --
  additional common
  shares under dividend
  reinvestment plan                      7,414           --           140
  Exercise of stock
  options                                  874           --            12
  Common shares issued
  under restricted stock
  plan - net                            47,750           --           971
  Unamortized
  restricted stock
  compensation                                           --            --
                                    -----------         ---            --
BALANCES - APRIL 30, 1998            5,223,533          $51      $118,886
                                    ===========         ===      ========


                                                              Unamortized
                                                               Restricted
                                              (Cumulative           Stock
                                 Treasury   Distributions    Compensation        Total
                                Shares at    In Excess of       and Notes     Stockholders
                                    Cost      Net Income)      Receivable        Equity
                                 -------      -----------      ----------        ------
BALANCES-- OCTOBER 31, 1996       (3,492)     $(30,668)           $--       $   89,966

    Net Income                        --         5,690             --            5,690
    Cash dividends
  paid ($.62 per                      --        (3,174)            --           (3,174)
      share)
    Sale of
  additional common
  shares under dividend                             --             --              144
  reinvestment plan
  Exercise of stock options                         --             --              321
  Common Shares issued under
  restricted stock plan                                                            839
  Deemed purchase
  of common stock in connection
  with organization of
  unconsolidated
  joint venture                       --             --                        (4,295)
  Purchase and retirement of
    common shares                    (15)            --             --            (15)
  Reduction in Treasury Shares    (3,507)            --             --             --
                                  ------    -----------    -----------    -----------
BALANCES - APRIL 30, 1997         $  ---    $   (28,152)          $---    $    89,476
                                  ======    ===========    ===========    ===========

BALANCES - OCTOBER 31, 1997           --    $   (28,530)   $      (994)   $    88,290

   Net Income                         --          3,758           --            3,758
   Cash dividends
  paid ($.64 per                      --         (3,278)          --           (3,278)
   share)
  Preferred stock                     --           (988)          --             (988)
  dividends declared
  Sale of
  additional common
  shares under dividend               --           --             --              140
  reinvestment plan
  Exercise of stock
  options                             --           --             --               12
  Common shares
  issued under
  restricted stock                    --           --             --              971
  plan - net
  Unamortized
  restricted stock
  compensation                        --           --            (838)           (838)
                                  ------    -----------    -----------    -----------
BALANCES - APRIL 30, 1998        $   ---   $   (29,038)   $    (1,832)   $     88,067
                                  ======    ===========    ===========    ===========



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Business and Organization

Urstadt Biddle Properties Inc.(formerly HRE Properties, Inc.), (the "Company") is a real estate investment trust engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities.

On March 11 1998, the stockholders of the Company approved an amendment to the Articles of Incorporation of the Company to change the name of the Company from HRE Properties, Inc. to Urstadt Biddle Properties Inc. effective March 12, 1998.

Basis of Presentation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of the Company, its wholly-owned subsidiary, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six-month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended October 31, 1997.

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock. In January 1998, the Company completed a private placement of 350,000 shares of 8.99% Series B Senior Cumulative Preferred Stock, par value $.01 per share, with a liquidation preference of $100 per share ("Series B Preferred Stock"). Holders of the Series B Preferred Stock are entitled to receive cumulative preferential cash dividends equal to 8.99% per annum, payable quarterly in arrears and subject to adjustment under certain circumstances.

The Series B Preferred Stock has no stated maturity, will not be subject to any sinking fund or mandatory redemption and will not be convertible into other securities or property of the Company. On or after January 8, 2008, the Series B Preferred Stock may be redeemed by the Company at its option, in whole or in part, at a redemption price of $100 per share, plus all accrued but unpaid dividends. Upon a Change in Control of the Company (as defined), (i) each holder of Series B Preferred Stock shall have the right, at such holder's option, to require the Company to repurchase all or any part of such holder's Series B Preferred Stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends, and (ii) the Company shall have the right, at the Company's option, to redeem all or any part of the Series B Preferred Stock at (a) prior to January 8, 2008, the Make-Whole Price (as defined) and (b) on or subsequent to January 8, 2008, the redemption price of $100 per share, plus all accrued and unpaid dividends.

The Series B Preferred Stock also contains covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of the Series B Preferred Stock are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.

Stockholders Equity

The Company has a Restricted Stock Plan (Plan) providing for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to 250,000 common shares of the Company. During the first quarter of fiscal 1998, the Company awarded 51,250 restricted shares to certain key employees as an incentive for future services. The shares vest over five years. Dividends are paid on shares when declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned restricted stock compensation is being amortized to expense over the five year vesting period.

Properties Owned

In March 1998, the Company purchased a mixed use property for a purchase price of $3,100,000.

Mortgage Notes Payable and Lines of Credit

During fiscal 1998, the Company fully repaid two mortgage notes payable totaling $23,469,000.

In June 1998, the Company amended its $5 million unsecured revolving credit agreement with a bank to increase the facility to $15 million and extend the maturity date to September 1999.

Commitments

The Company has contracted to purchase a mixed use property for a purchase price of $4,665,000.

The Company has contracted to sell a retail property at a sale price of $23,500,000 net of estimated expenses of $500,000 which is in excess of its net carrying value.

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

The Company believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At April 30, 1998, the Company had cash and cash equivalents of $10 million compared to $1.9 million at October 31, 1997. The Company also has $25 million in unsecured lines of credit with two major commercial banks. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The credit lines expire at various periods through 1999 and outstanding borrowings, if any, may be repaid from proceeds of debt refinancings or sales of properties. In June 1998, the Company increased one of its credit lines from $5 million to $15 million to provide greater financial flexibility in its property acquisition program. At April 30, 1998, there were no outstanding borrowings under existing lines of credit and long-term debt consisted of mortgage notes payable totaling $20 million, of which $.9 million in principal payments are due in the next twelve months.

In January 1998, the Company sold a $35 million, 8.99% Series B Senior Cumulative Preferred Stock issue in a private placement to institutional investors, realizing net proceeds of $33.5 million (after deducting expenses of the offering). A portion of the net proceeds of the offering were used to repay approximately $23.5 million of mortgage notes payable and to complete a property acquisition of $3.1 million. The Company intends to use the balance of offering proceeds to make additional acquisitions of property.

The Company makes real estate investments periodically. During the first six months of fiscal 1998, the Company acquired two properties for total consideration of $3.6 million. One of the properties acquired is a retail property located adjacent to the Company's Springfield, Massachusetts property. The property was acquired for a purchase price of $475,000. The second property, a 19,000 square foot mixed use property located in Greenwich, Connecticut, was acquired for a purchase price of $3.1 million. At April 30 1998, the Company was in contract to purchase a mixed use property for a purchase price of $4.6 million. The Company expects to utilize available cash resources to acquire the property.

The Company has contracted to sell a 300,000 square foot retail property at a sale price of $23.8 million (net of estimated selling costs of $200,000).

Funds from Operations

Funds from Operations (FFO) is defined as net income available to common stockholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization, the elimination of significant non-recurring items and after adjustments for unconsolidated joint ventures. The Company believes the level of FFO to be an appropriate supplemental financial measure of its operating performance. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. Since FFO is a supplemental measure of a real estate company's operating performance such measurement may not be comparable with those of other companies. The Company considers recoveries of investment in properties which are subject to financing leases to be analogous to amortization for purposes of calculating FFO. In the six-month period ended April 30, 1998, Funds from Operations increased 7.5% to $5,341,000 from $4,966,000 in the year ago period. The improvement results from, among other things, recent acquisitions and new leasing of space completed last year at certain of the Company's properties, the effect of which is reflected this year.

A reconciliation of net income applicable to common stockholders to Funds from Operations is as follows:


SIX MONTHS ENDED APRIL 30,                                            1998      1997
--------------------------                                            ----      ----
(amounts in thousands)

Net income applicable to common stockholders                          $2,770    $5,690
Add: Depreciation and amortization of real estate assets               2,615     2,339
Adjustments for unconsolidated joint venture                             359       297
Less: Non-recurring items* - net                                        (403)   (3,360)
                                                                        ----    ------
FUNDS FROM OPERATIONS                                                 $5,341    $4,966
                                                                      ======    ======


*1997 amount Includes $3.25 million settlement received from one of the Company's tenants (see Results of Operations)

Results of Operations

Revenues

Operating lease income for the three month period ended April 30, 1998 increased by 21.7% from the comparable period in fiscal 1997. The increase in lease revenues is the result of, among other things, new leasing of space at certain of the Company's properties last year, the effect of which is reflected this year and $412,000 in rental income from three properties acquired in late fiscal 1997 and 1998. Operating lease income for properties owned during both the first half of fiscal 1998 and 1997 increased by 6% compared to the same period last year. For the first six months if fiscal 1997, lease revenues included additional percentage rentals of $3,250,000 received in settlement of a dispute with one of the Company's tenants. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores within a specified radius when computing percentage rent due the Company.

Interest income increased in fiscal 1998 from the reinvestment of a portion of the net proceeds from the sale of a preferred stock issue in short-term investments.

A mortgage note receivable in the carrying amount of $898,000 was repaid during the second quarter of fiscal 1998 resulting in additional interest of $278,000.

Expenses

Total expenses amounted to $8,491,000 in the first six-months of fiscal 1998 compared to $8,181,000 for the same period last year. The largest expense category is property expenses of the Company's real estate operating properties. Property expenses for properties owned in both fiscal 1998 and 1997 decreased by 7.5% in the first six months of fiscal 1998 from lower repairs and maintenance costs at several of the Company's retail properties. Property expenses for newly acquired properties added approximately $200,000 of additional expenses in the first half of fiscal 1998.

Interest expense decreased by $409,000 and $312,000 in the three month and six month periods ended April 30, 1998, respectively from the repayment of $23,469,000 of mortgage notes payable during fiscal 1998.

Depreciation and amortization expense increased in the first half of fiscal 1998 principally from depreciation on newly acquired properties.

General and administrative expenses increased in fiscal 1998 from higher executive compensation expense in connection with the Company's stock-based compensation programs and higher professional fees incurred in connection with the Company's change of name.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matter to a Vote of Security Holders.

           (a)     The date of the Annual meeting was March 11, 1998,

           (b)     Stockholders voted on the following proposals.

                   (Diamond) To consider and vote upon a proposal to amend the Company's Articles of Incorporation to change the name of the Registrant from HRE Properties, Inc. to Urstadt Biddle

                   Properties Inc.;

                   4,289,209 common shares were voted in the affirmative; 291,222 common shares were voted against; and 36,708 common shares abstained in vote.

                   (Diamond) To ratify the appointment of Arthur Andersen LLP as the independent auditors of the Registrant;

                   4,561,562 common shares were voted in the affirmative; 37,813 common shares were voted against; and 17,764 common shares abstained in vote.

Item 6     Exhibits and Reports on Form 8-K

                   The Registrant filed with the Commission a Current Report on Form 8K dated March 11, 1998. Such report referred under Item 5 to a change in the corporate name of the Registrant approved by the Registrant's stockholders at the Annual Meeting of Stockholders held on March 11, 1998.

S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       URSTADT BIDDLE PROPERTIES INC.

                                       (Registrant)

                                       By: /S/ Charles J. Urstadt

                                          --------------------------
                                       Charles J. Urstadt
                                       Chairman and
                                       Chief Executive Officer

                                       By: /S/ James R. Moore

                                          --------------------------
                                       James R. Moore
                                       Executive Vice President/
                                       Chief Financial Officer
                                       (Principal Financial Officer
Dated: June 12, 1998                   and Principal Accounting Officer)