Form 10-Q
period 1998-07-31
URSTADT BIDDLE PROPERTIES INC
filed 1998-09-15
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For Quarter Ended July 31, 1998                   Commission File Number 1-6309

                         URSTADT BIDDLE PROPERTIES INC.
               (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                             04-2458042
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

321 RAILROAD AVENUE, GREENWICH, CT                                       06830
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's common shares outstanding as of the close of period covered by this report: 5,226,991. (Common Shares outstanding giving effect to a special stock dividend of a new issue of Class A Common Stock declared on June 16, 1998 for shareholders as of July 31, 1998 are: 5,226,991 shares of Class A Common Stock and 5,226,991 shares of Common Stock).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X    NO
                                        ---      ---
THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 13 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 13 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.

                SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
                  THE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements on this Form 10-Q. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. When used on this Form 10-Q, the words "estimate", "anticipate", "expect", "believe", and similar expressions are intended to identify forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income--Three months ended July 31, 1998 and 1997, Nine months ended July 31, 1998 and 1997

         Consolidated Balance Sheets--July 31, 1998 and October 31, 1997.

         Consolidated Statements of Cash Flows--Nine months ended July 31, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity--Nine months ended July 31, 1998 and 1997.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

URSTADT BIDDLE PROPERTIES INC..
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                    JULY 31      October 31
    ASSETS                                                                                           1998           1997
                                                                                                    -------      ----------
                                                                                                 (unaudited)
    Real Estate Investments:
        Properties owned-- at cost, net of accumulated depreciation                                 $102,267        $94,489
        Properties available for sale - at cost, net of accumulated
          depreciation and recoveries                                                                 20,854         22,327
        Investment in unconsolidated joint venture                                                     9,100          8,920
        Mortgage notes receivable                                                                      2,632          3,605
                                                                                                    --------        -------
                                                                                                     134,853        129,341

    Cash and cash equivalents                                                                          5,877          1,922
    Interest and rent receivable                                                                       2,154          2,649
    Deferred charges, net of accumulated amortization                                                  2,191          2,468
    Other assets                                                                                       1,202          1,050
                                                                                                    --------        -------
                                                                                                    $146,277       $137,430
                                                                                                    ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:
    Mortgage notes payable                                                                           $19,440        $43,687
    Dividends payable                                                                                  1,881              -
    Accounts payable and accrued expenses                                                              1,133          1,603
    Deferred directors' fees and officers' compensation                                                  615            550
    Other liabilities                                                                                  1,613          1,175
                                                                                                    --------        -------
                                                                                                      24,682        47,015
                                                                                                    --------        -------

    Minority Interest                                                                                  2,125          2,125

    Preferred Stock,  par value $.01 per share;  20,000,000  shares  authorized:
        8.99%  Series  B  Senior   Cumulative   Preferred  stock,   (liquidation
        preference of $100 per share); 350,000 shares issued and outstanding                          33,462              -

    Stockholders' Equity:
        Excess stock, par value $.01 per share; 10,000,000 shares authorized;
        none issued and outstanding                                                                        -              -
        Common stock, par value $.01 per share; 30,000,000 shares authorized;
        5,226,991 and 5,167,495 outstanding shares in 1998 and 1997, respectively                         52             51
        Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
        5,226,991 outstanding shares                                                                      52              -
        Additional paid in capital                                                                   118,895        117,763
        Cumulative distributions in excess of net income                                            (31,246)       (28,530)
        Unamortized restricted stock compensation and notes receivable
          from officers/stockholders                                                                 (1,745)          (994)
                                                                                                    --------        -------

                                                                                                      86,008         88,290
                                                                                                    --------        -------
                                                                                                    $146,277       $137,430
                                                                                                    ========       ========

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                                      Nine Months Ended                Three Months Ended
                                                                          July 31                            July 31
                                                                      -----------------                ------------------
                                                                    1998              1997             1998            1997
                                                                    ----              ----             ----            ----
       REVENUES:
           Operating leases                                      $17,055           $18,404           $5,819          $5,452
           Financing leases                                          275               347               98             110
           Interest and other                                      1,084               848              239             202
           Equity in income of unconsolidated joint venture           94                77               33              41
                                                                  ------            ------            -----           -----
                                                                  18,508            19,676            6,189           5,805
                                                                  ------            ------            -----           -----
       OPERATING EXPENSES:
           Property expenses                                       5,632             5,515            1,842           1,743
           Interest                                                1,798             2,500              451             841
           Depreciation and amortization                           3,440             3,029            1,178           1,050
           General and administrative expenses                     1,504               986              518             308
           Directors' fees and expenses                              159               135               53              42
                                                                  ------            ------            -----           -----
                                                                  12,533            12,165            4,042           3,984
                                                                  ------            ------            -----           -----

       OPERATING  INCOME                                           5,975             7,511            2,147           1,821
           Minority Interest in Results of Consolidated
             Joint Venture                                           118                 -               48
                                                                  ------            ------            -----           -----
                                                                                                                          -

       NET INCOME                                                  5,857             7,511            2,099           1,821
           Preferred stock dividends                               1,775                 -              787               -
                                                                  ------            ------            -----           -----

       NET INCOME APPLICABLE TO COMMON STOCKHOLDERS               $4,082            $7,511           $1,312          $1,821
                                                                  ======            ======           ======          ======

       Earnings per common share:
       Basic:                                                       $.40              $.73             $.13            $.18
                                                                    ----              ----             ----            ----
       Diluted:                                                     $.39              $.72             $.12            $.17
                                                                  ======            ======           ======          ======

       WEIGHTED AVERAGE NUMBER OF CLASS A COMMON
       SHARES  AND COMMON SHARES OUTSTANDING                      10,247            10,230           10,250          10,217
                                                                  ------            ------           ------          ------
       WEIGHTED AVERAGE NUMBER OF CLASS A, COMMON
       SHARES  AND COMMON EQUIVALENT SHARES OUTSTANDING           10,543            10,375           10,534          10,362
                                                                  ======            ======           ======          ======


     The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC..
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                           Nine Months Ended July 31,
                                                                                             1998              1997
                                                                                             ----              ----
           OPERATING ACTIVITIES:
           Net income                                                                      $5,857            $7,511
           Adjustments to reconcile net income to net cash provided
               by operating activities:
               Depreciation and amortization                                                3,440             3,029
               Compensation recognized relating to  restricted stock                          220               ---
               Recovery of investment in properties owned
                  subject to financing leases                                                 835               745
               Equity in income of unconsolidated joint venture                               (94)              (77)
               (Increase) decrease in interest and rent receivable                            495              (158)
               (Decrease) increase in accounts payable and accrued expenses                  (470)              649
               (Increase) decrease in other assets and other liabilities, net                 286               (48)
                                                                                         --------          --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                                   10,569            11,651
                                                                                         --------          --------

           INVESTING ACTIVITIES:

               Acquisitions of properties                                                  (8,277)             (293)
               Improvements to properties and deferred charges                             (2,133)           (3,224)
               Investment in unconsolidated joint venture                                      86              (553)
               Payments received on mortgage notes receivable                                 973                76
                                                                                         --------          --------

               NET CASH (USED IN) INVESTING ACTIVITIES                                     (9,351)           (3,994)
                                                                                         --------          --------

           FINANCING ACTIVITIES:

               Common dividends paid                                                       (4,917)           (4,827)
               Preferred dividends paid                                                    (1,775)              ---
               Proceeds from sales of additional common shares                                214               541
               Net proceeds from sale of preferred stock                                   33,462               ---
               Purchases of common shares                                                     ---               (15)
               Payments on mortgage notes payable                                         (24,247)             (941)
                                                                                         --------          --------

               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          2,737            (5,242)
                                                                                         --------          --------

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                        3,955             2,415
           CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,922             1,819
                                                                                         --------          --------


           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $5,877            $4,234
                                                                                         ========          ========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC..
CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY  (UNAUDITED)
(In thousands, except shares and per share data)

                                                                                                                         Unamortized
                                       Common Stock           Class A Common Stock                                        Restricted
                                       ------------           --------------------                         (Cumulative         Stock
                                 Outstanding               Outstanding           Additional   Treasury   Distributions  Compensation
                                   Number of      Par        Number of     Par      Paid In  Shares at    In Excess of     and Notes
                                      Shares     Value          Shares    Value     Capital       Cost    (Net Income)    Receivable
                                      ------     -----          ------    -----     -------       ----    ------------    ----------
BALANCES - OCTOBER 31, 1996         5,346,081  $       53          --          --  $  124,073  $   (3,492) $  (30,668)           --

Net Income                                 --          --          --          --          --          --       7,511            --
Cash dividends paid ($.94 per
  share)                                   --          --          --          --          --          --      (4,827)           --
Sale of additional common
  shares under dividend
  reinvestment plan                    12,437          --          --          --         220          --          --            --
Exercise of stock options              27,332          --          --          --         321          --          --            --
Common Shares issued under
  restricted stock plan                49,000          --          --          --         838          --          --            --
Deemed purchase of common
  stock in connection with
  organization of unconsolidated
  joint venture                      (272,727)         (2)         --          --      (4,293)         --          --            --
Purchase and retirement of
  common shares                        (1,000)         --          --          --          --         (15)         --            --
Reduction in treasury shares               --          --          --          --      (3,507)      3,507          --            --
Unamortized restricted stock
  awards and notes from
  officers for purchases of
  common stock                             --          --          --          --          --          --          --        (1,035)
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------    ----------

BALANCES - JULY 31, 1997            5,161,123  $       51          --          --  $  117,652          $-  $  (27,984)   ($   1,035)
                                   ==========  ==========  ==========  ==========  ==========  ==========  ==========    ==========

Balances - October 31, 1997         5,167,495  $       51          --          --  $  117,763          --  $  (28,530)   $     (994)

Net Income                                 --          --          --          --          --          --       5,857            --
Cash dividends declared:
  Common Stock ($1.13 per share)           --          --          --          --          --          --      (5,805)           --
  Class A Common Stock ($.19
  per share)                               --          --          --          --          --          --        (993)           --
  Preferred Stock ($5.07
  per share)                               --          --          --          --          --          --      (1,775)           --
Sale of additional common
  shares under dividend
  reinvestment plan                    10,872          --          --          --         202          --          --            --
Exercise of stock options                 874          --          --          --          12          --          --            --
Common shares issued under
  restricted stock plan-net            47,750           1          --          --         970          --          --          (971)
Amortization of restricted stock
  awards                                   --          --          --          --          --          --          --           220
One-for-one stock split-up
  effected in the form of a
  dividend of a new issue of
  Class A Common Stock                     --          --   5,226,991          52         (52)         --          --            --
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------    ----------

Balances - July 31, 1998            5,226,991  $       52   5,226,991  $       52  $  118,895          --  $  (31,246)   $   (1,745)
                                   ==========  ==========  ==========  ==========  ==========  ==========  ==========    ==========

                                    Total
                                    -----
BALANCES - OCTOBER 31, 1996       $   89,966

Net Income                             7,511
Cash dividends paid ($.94 per
  share)                              (4,827)
Sale of additional common
  shares under dividend
  reinvestment plan                      220
Exercise of stock options                321
Common Shares issued under
  restricted stock plan                  838
Deemed purchase of common
  stock in connection with
  organization of unconsolidated
  joint venture                       (4,295)
Purchase and retirement of
  common shares                          (15)
Reduction in treasury shares              --
Unamortized restricted stock
  awards and notes from
  officers for purchases of
  common stock                        (1,035)
                                  ----------

BALANCES - JULY 31, 1997          $   88,684
                                  ==========

Balances - October 31, 1997       $   88,290

Net Income                             5,857
Cash dividends declared :
  Common Stock ($1.13 per share)      (5,805)
  Class A Common Stock ($.19
  per share)                            (993)
  Preferred Stock ($5.07
  per share)                          (1,775)
Sale of additional common
  shares under dividend
  reinvestment plan                      202
Exercise of stock options                 12
Common shares issued under
  restricted stock plan-net               --
Amortization of restricted stock
  awards                                 220
One-for-one stock split-up
  effected in the form of a
  dividend of a new issue of
  Class A Common Stock                    --
                                  ----------

Balances - July 31, 1998          $   86,008
                                  ==========

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

Basis of Presentation

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of the Company, its wholly-owned subsidiary, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended October 31, 1997.

Real Estate Investments

In March 1998, the Company purchased a 19,000 square foot mixed use property for a purchase price of $3,100,000, all cash.

In June 1998, the Company acquired a 58,000 square foot retail/office property for a purchase price of $4,665,000, all cash.

The Company had a contract to sell one of its retail properties. In August 1998, the contract was terminated by the buyer.

Mortgage Notes Payable and Lines of Credit

During fiscal 1998, the Company fully repaid three mortgage notes payable totaling approximately $24,000,000.

In June 1998, the Company amended its $5 million unsecured revolving credit facility with a major commercial bank to increase the facility to $15 million and extend the maturity date to September 1999.

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

Stockholders Equity

     Stock Dividend

     On June 16, 1998, the Board of Directors declared a special stock dividend on the Company's Common Stock consisting of one share of a newly created class of Class A Common Stock, par value $.01 per share for each share of the Company's Common Stock. held by stockholders of record at the close of business on July 31, 1998. The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each Share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock. The stock dividend was payable on August 14, 1998. An amount equal to the par value of the Class A Common shares to be issued was transferred from additional paid in capital to Class A

     Common Stock. The effect of the stock dividend has been retroactively reflected as of July 31, 1998 in the consolidated balance sheet and statement of changes, in stockholders' equity. All references to the number of common share except authorized shares and per share amounts elsewhere in the consolidated financial statements have been adjusted as appropriate to reflect the effect of this stock dividend for all periods presented.

     Earning Per Share
     -----------------

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except share amounts):

                                        Nine months ended     Three months ended
                                             July 31              July 31
                                         1998        1997     1998        1997
--------------------------------------------------------------------------------
     Numerator:
      Net income                         $5,857      $7,511   $2,099      $1,821
      Preferred stock dividends           1,775           -      787           -
                                          -----                  ---
      Numerator for basic and diluted
       earnings per share - income
       applicable to common stockholders  4,082       7,511    1,312       1,821

     Denominator:
      Basic earnings per share -
       weighted average Class A Common
       and common shares outstanding     10,247      10,230   10,250      10,217
      Effect of dilutive securities:
       Stock-based compensation plans       187         145      175         145
      Operating partnership units           109           -      109           -
                                            ---                  ---

      Diluted earnings per common share -
       weighted average Class A Common,
       and common equivalent shares
       outstanding                       10,543      10,375   10,534      10,362
                                         ======      ======   ======      ======

     Basic earnings per common share       $.40        $.73     $.13        $.18
     Diluted earnings per common share     $.39        $.72     $.12        $.17
--------------------------------------------------------------------------------

     Restricted Stock Plan


     The Company has a Restricted Stock Plan (Plan) providing for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to 250,000 common shares of the Company. During the first quarter of fiscal 1998, the Company awarded 51,250 restricted shares to certain key employees as an incentive for future services. The shares vest at the end of five years. Dividends are paid on shares when declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned restricted stock compensation is being amortized to expense over the five year vesting period.

Subsequent Events

On June 16, 1998, the Board of Directors declared a dividend of $0.17 per share on the Common Stock and $0.19 per share on the Class A Common Stock to shareholders of record on September 30, 1998. The dividends are payable on October 23, 1998.

In September 1998, the Company acquired a 95,000 square foot retail property for a purchase price of approximately $21.2 million, all cash. The Company borrowed $19.5 million under its existing bank credit lines to complete the acquisition of the property.


In September 1998, the Company obtained a commitment from a major commercial bank to establish a secured revolving credit facility for $20 million. The credit facility is to be secured by two retail properties having an aggregate net carrying amount of $30.3 million at July 31, 1998.

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

The Company believes that the financial resources currently available to it are sufficient to meet all of its known obligations and commitments and to make additional real estate investments when appropriate opportunities arise. At July 31, 1998, the Company had cash and cash equivalents of $5.9 million compared to $1.9 million at October 31, 1997. The Company also has $25 million in unsecured lines of credit with two major commercial banks. The credit lines are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The credit lines expire at various periods through 1999 and outstanding borrowings, if any, may be repaid from proceeds of debt refinancings or sales of properties. In June 1998, the Company increased one of its bank credit lines from $5 million to $15 million to provide greater financial flexibility in its property acquisition program. At July 31, 1998, long-term debt consisted of four mortgage notes payable totaling $19.4 million, of which $.5 million in principal payments are due in the next twelve months.

In September 1998 the Company borrowed $19.5 million under its bank credit lines. The proceeds were used to complete the acquisition of a 95,000 square foot retail property. Interest on credit line borrowings are at rates tied to the prime rate or libor. The Company expects to repay credit line borrowings from either proceeds of sales of assets, new mortgage loans or sale of additional equity.

In January 1998, the Company sold a $35 million, 8.99% Series B Senior Cumulative Preferred Stock issue in a private placement to institutional investors, realizing net proceeds of $33.5 million (after deducting expenses of the offering). The net proceeds of the offering were used to repay approximately $24.0 million of mortgage notes payable and to complete two property acquisitions totaling $7.8 million.

The Company makes real estate investments periodically. During the first nine months of fiscal 1998, the Company acquired three properties for total consideration of $8.3 million. The properties acquired consists of a retail property located adjacent to the Company's Springfield, Massachusetts property acquired for a purchase price of $.5 million, a 19,000 square foot mixed use property located in Greenwich, Connecticut, acquired for a purchase price of $3.1 million and a mixed use property located in Ridgefield, Connecticut acquired for a purchase price of $4.7 million. The Company utilized proceeds of the preferred stock offering and available cash resources to acquire the properties.

Funds from Operations

Funds from Operations (FFO) is defined as net income available to common stockholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization, the elimination of significant non-recurring items and after adjustments for unconsolidated joint ventures. The Company believes the level of FFO to be an appropriate supplemental financial measure of its operating performance. FFO does not represent cash flows from operations as defined by generally accepted accounting principles, is not indicative that cash flows are adequate to fund all cash needs and is not considered to be an alternative to net income. Since FFO is a supplemental measure of a real estate company's operating performance such measurement may not be comparable with those of other companies. The Company considers recoveries of investment in properties which are subject to financing leases to be analogous to amortization for purposes of calculating FFO. In the nine-month period ended July 31, 1998, Funds from Operations increased 5.6% to $7,993,000 from $7,570,000 in the year ago period. The improvement results from, among other things, recent acquisitions and new leasing of space completed last year at certain of the Company's properties, the effect of which is reflected this year.

A reconciliation of net income applicable to common stockholders to Funds from Operations is as follows:

NINE MONTHS ENDED JULY 31,                                                                    1998              1997
--------------------------                                                                    ----              ----
(amounts in thousands)

Net income applicable to common stockholders                                                $4,082            $7,511
Add: Depreciation and amortization of real estate assets                                     3,962             3,536
Adjustments for unconsolidated joint venture                                                   526               458
Less: Non-recurring items* - net                                                              (577)           (3,935)
                                                                                            ------            ------
FUNDS FROM OPERATIONS                                                                       $7,993            $7,570
                                                                                            ======            ======

*1997 amount includes $3.25 million settlement received from one of the Company's tenants (see Results of Operations)


Results of Operations

Revenues

Operating lease income for the three month period ended July 31, 1998 increased by 6.7% from the comparable period in fiscal 1997. The increase in lease revenues is the result of, among other things, new leasing of space at certain of the Company's properties last year, the effect of which is reflected this year and rental income from three properties acquired in late fiscal 1997 and 1998. Operating lease income for properties owned during both fiscal 1998 and 1997 were generally unchanged compared to the same period last year. Fiscal 1997 lease revenues included a one-time settlement amount of $3,250,000 representing additional percentage rent received in the first quarter from a tenant. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores within a specified radius when computing percentage rent due the Company.

The Company's core properties were more than 95% leased at July 31, 1998. The Company leased or renewed more than 136,000 square feet of space in fiscal 1998 10% of gross leaseable area.

Interest income increased in fiscal 1998 from the reinvestment into short-term investments of the net proceeds from the sale of a preferred stock issue.

A mortgage note receivable in the face amount of $1,176,000 (carrying amount of $898,000) was repaid during the second quarter of fiscal 1998 resulting in additional interest of $278,000, which amount is included in interest income.

Expenses

Total expenses amounted to $12,533,000 in the first nine-months of fiscal 1998 compared to $12,165,000 for the same period last year. The largest expense category is property expenses of the Company's real estate operating properties. Property expenses for properties owned in both fiscal 1998 and 1997 decreased by 3.5% in the first nine months of fiscal 1998 from lower repairs and maintenance costs at several of the Company's retail properties. Property expenses for newly acquired properties increased property expenses by approximately $350,000 in the first nine months of fiscal 1998.

Interest expense  decreased by $390,000 and $702,000 in the three month and nine
month  periods  ended  July  31,  1998,   respectively  from  the  repayment  of
approximately $24,000,000 of mortgage notes payable during fiscal 1998.

Depreciation and amortization expense increased in the first half of fiscal 1998 principally from depreciation on newly acquired properties.

General and administrative expenses increased in fiscal 1998 from higher executive compensation costs in connection with the Company's stock-based compensation programs and professional fees incurred in connection with the Company's change of name.

Impact of Year 2000

The Company is continuing to assess the Year 2000 issue to determine the impact, if any, on its operations. The Company has determined that it will not be required to significantly modify or replace its software so that its computer systems will properly process information beyond 1999.

The Company has also initiated formal communications with all of its significant service providers and tenants to determine the extent to which the Company is vulnerable to those parties failure to remediate their own Year 2000 issue. The Company plans to complete the Year 2000 project during the first half of fiscal 1999. The estimated costs attributable to the purchase of new computer equipment and software, third party modification plans, consulting fees, etc. are not expected to have a material effect on the Company's results of operations.

                           PART II - OTHER INFORMATION


Item 6 Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the three month period ended July 31, 1998.

S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               URSTADT BIDDLE PROPERTIES INC..
                                               (Registrant)

                                               By /s/ Charles J. Urstadt
                                               ---------------------------------
                                               Charles J. Urstadt
                                               Chairman and
                                               Chief Executive Officer

                                               By: /s/ James R. Moore
                                               ---------------------------------
                                               James R. Moore
                                               Executive Vice President/
                                               Chief Financial Officer
                                               (Principal Financial Officer
Dated: September 14, 1998                      and Principal Accounting Officer)