Form 10-K
period 1998-10-31
URSTADT BIDDLE PROPERTIES INC
filed 1999-01-29
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended October 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from _____ to _____

                           Commission File No. 1-12803

                         URSTADT BIDDLE PROPERTIES INC.
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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
   Title of each class                                   on which registered
   -------------------                                   -------------------

   Common Stock, par value $.01 per share                New York Stock Exchange

   Class A Common Stock, par value $.01 per share        New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 15, 1999: Common Shares, par value $.01 per share - $28,582,000; Class A Common Shares, par value $.01 per share - $31,045,000.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 15, 1999 (latest date practicable): 5,221,602 Common Shares, par value $.01 per share, and 5,193,650 Class A Common Shares, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for Annual Meeting of Stockholders to be held on March 10, 1999 (certain parts as indicated herein) (Part III).

                                TABLE OF CONTENTS

                                                                      Form 10-K
Item No.                                                             Report Page
--------                                                             -----------

                                     PART I

1.   Business                                                                  3

2.   Properties                                                                8

3.   Legal Proceedings                                                        10

4.   Submission of Matters to a Vote of Security Holders                      10


                                     PART II

5.   Market for the Registrant's Common Equity and Related Shareholder
     Matters                                                                  10

6.   Selected Financial Data                                                  12

7.   Management's  Discussion and Analysis of Financial  Condition and
     Results of Operations                                                    13

8.   Financial Statements and Supplementary Data                              16

9.   Changes in and  Disagreements  with Accountants on Accounting and
     Financial Disclosure                                                     16


                                    PART III

10.  Directors and Executive Officers of the Registrant                       16

11.  Executive Compensation                                                   17

12.  Security Ownership of Certain Beneficial Owners and Management           17

13.  Certain Relationships and Related Transactions                           17


                                     PART IV

14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K        18

                                     PART I

ITEM I.  BUSINESS.

Organization

Urstadt Biddle Properties Inc. (formerly HRE Properties, Inc.), a Maryland Corporation, as successor by merger to HRE Properties, an unincorporated business trust under the laws of the Commonwealth of Massachusetts was organized on July 7, 1969. On March 12, 1997, the shareholders of HRE Properties ("theTrust") approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into Urstadt
Biddle   Properties  Inc.  (the   "Company").   As  a  result  of  the  plan  of
reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company. Prior to the merger, the Company had no assets or liabilities and conducted no operations other than those incident to its organization and the merger. Pursuant to the merger, all properties, assets, liabilities and obligations of the Trust became the properties, assets, liabilities and obligations of the Company. In 1998, the shareholders of the Company approved an amendment to the Company's articles of incorporation to change the name of the Company to Urstadt Biddle Properties Inc.

The Company has qualified and has elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to such provisions of the Code, a REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a real estate investment trust for federal income tax purposes.

Description of Business

The Company's sole business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States. The Company's core properties consist principally of neighborhood and community shopping centers in the northeastern part of the United States. The remaining properties include office and retail buildings and industrial properties. The Company seeks to identify desirable properties for acquisitions which it acquires in the normal course of business. In addition, the Company regularly reviews its portfolio and from time to time considers and effects the sale of certain properties.

At October 31, 1998, the Company owned or had an equity interest in twenty four properties comprised of neighborhood and community shopping centers, single tenant retail stores, office buildings and service and distribution facilities and undeveloped land located in twelve states throughout the United States, containing a total of 3,162,200 square feet of gross leasable area. For a description of the Company's individual investments, see Item 2.

The Company intends to continue to invest substantially all of its assets in income producing real estate, with a primary emphasis on neighborhood and community shopping centers, although the Company will retain the flexibility to invest in other types of real property. While the Company is not limited to any geographical location, the Company's current strategy is to invest primarily in properties located in the northeastern region of the United States.

Investment and Operating Strategy

The Company's investment objective is to increase cash flow, current income and consequently the value of its existing portfolio of properties, and to seek continued growth through (i) the strategic re-tenanting, renovation and expansion of its existing properties, and (ii) the selective acquisitions of income-producing real estate properties, primarily neighborhood and community shopping centers, in the geographic regions where the Company presently operates.

The Company seeks to increase operating results through the strategic renovation and expansion of certain of its properties. Retail properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. In determining whether to proceed with a renovation or expansion, the Company considers both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation. The Company believes that its retail properties will provide opportunities for renovation and expansion.

When evaluating potential acquisitions, the Company will consider such factors as (i) economic, demographic, and regulatory conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion or retentanting of the property; (viii) the property's current expense structure and the potential to increase operating margins; and
(ix) competition from comparable retail properties in the market area.

Core Properties

The Company considers those properties which are directly managed by the Company, located close to the Company's headquarters and concentrated in the shopping center sector to be core properties. Of the twenty four properties in the Company's portfolio, fourteen properties are considered core properties consisting of nine community shopping centers, two mixed-use (retail/office) properties and three office buildings (including the Company's executive headquarters). At October 31, 1998, the properties contained in the aggregate 1,471,700 square feet of gross leasable area. The Company's core retail properties collectively had 237 tenants providing a wide range of retail products and services. Tenants include national and regional supermarkets, discount department stores, a regional electronic store and local retailers. At October 31, 1998, the core properties were more than 96% leased.

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

Non-Core Properties

In fiscal 1995, the Board of Directors expanded and refined the strategic objectives of the Company to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. At October 31, 1998, the non-core properties, including the Company's investment in unconsolidated joint venture and undeveloped land, totaled nine properties, having an aggregate net book value of $29,820,000 ($31,247,000 at October 31, 1997) and comprising certain of the Company's office and retail properties located outside of the northeast region of the United States and all of its distribution and service facilities. The Company expects that the ultimate sales of the non-core properties over the next several years will result in net gains to the Company.

At October 31, 1998, the Company's non-core properties consisted of one office building, containing 212,000 square feet of gross leasable area (GLA), four retail properties totaling 557,500 square feet, four distribution and service facilities with a total of 928,000 square feet of GLA and 4.2 acres of undeveloped land. The non-core properties were 98% leased at October 31, 1998.

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

The four service and distribution facilities are 100% occupied and consist of two automobile and truck parts distribution warehouses, one truck sales and service center and one automobile tire distribution facility. The distribution and service facilities are net leased under long-term lease arrangements whereby the tenants pay all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

The Clearwater, Florida property, known as the Countryside Square Shopping Center, is owned by a joint venture in which the Company is the general partner. In fiscal 1997, the Company formed the joint venture with certain former shareholders of the Company to own and manage the shopping center. The Company contributed the shopping center at its net carrying amount (which amount approximated its fair value at the date of contribution), and the limited partners contributed 600,000 Common Shares of the Company to the limited partnership.

At October 31, 1998, the Company also owned a portfolio of mortgage notes receivable consisting of fixed rate mortgages aggregating $2,607,000. The fixed rate mortgages are secured by retail properties sold by the Company in prior years.

During the five year period ended October 31, 1998, the Company acquired eleven properties totalling 1,019,400 square feet of GLA at an aggregate cost of approximately $93 million. In the same period, the Company spent nearly $16.5 million to expand, renovate and improve its existing properties.

In addition, in fiscal 1998, the Company spent $2.2 million for leasing costs and capital improvements to properties it already owns. Substantially all such capital expenditures were incurred in connection with the Company's leasing activities. The Company leased or renewed 170,000 square feet of gross leasable area in fiscal 1998. The square footage leased or renewed comprised 10% of the total GLA of the Company's core properties.

Recent Developments

On December 11, 1998, the Company sold 162,500 Class A Common Shares in a private placement with certain individual investors for net proceeds of $1.3 million.

On December 11, 1998, the Company acquired the general partnership interest in a limited partnership which owns the Arcadian Shopping Center in Briarcliff, New York. The limited partners contributed the property subject to a $6.3 million first mortgage and are entitled to preferential distributions of cash flow from the property. The limited partners have a right to exchange a portion of their interests for cash and have the option, after a specified period to put the remainder of their limited partner interests to the Company for either cash or units of Class A Common Shares of the Company. The Company has the option to purchase the limited partners' interests after a specified period for cash. The partnership agreement, among other things, places certain restrictions on the sale or refinancing of the property without the limited partners' consent.

On December 21, 1998, the Company obtained a commitment from an insurance company for a $15 million non-recourse first mortgage loan secured by one of its retail properties having a net book value of $21.4 million at October 31, 1998. The mortgage loan will have a term of 10 years and earn interest at a fixed rate of 7.375%.

Matters Relating to the Real Estate Business

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

ITEM II    PROPERTIES.

     Core Properties

The following table sets forth information concerning each core property at October 31, 1998. Except as otherwise noted, all core properties are 100% owned by the Company. See "Business-Recent Developments" for properties acquired since October 31, 1998.

                                                       Gross
                             Year      Year          Leasable               Number of
       Location           Completed     Acquired    Square Feet    Acres     Tenants      Leased                  Principal Tenant
       --------           ---------     --------    -----------    -----     -------      ------                  ----------------
Springfield,  MA             1970         1970        301,000      26.0         18          99%    Great Atlantic & Pacific Tea Co.

Meriden, Ct                  1989         1993        300,000      29.2         17          96%    ShopRite Supermarket

Danbury, Ct                  1989         1995        193,000      19.3         22          96%    Barnes & Noble

Carmel, NY                   1983         1995        126,000      19.0         15          68%    ShopRite Supermarket

Newington, NH                1975         1979        102,000      14.3         9           93%    JoAnn Fabrics

Wayne, NJ                    1959         1992        102,000       9.0         47          99%    Great Atlantic & Pacific Tea Co.

Darien, CT                   1955         1998        95,000        9.5         21          95%    Grand Union

Farmingdale, NY              1981         1993        70,000        5.6         13          97%    King Kullen Supermarket

Eastchester, NY (1)          1978         1997        68,000        4.0         10         100%    Food Emporium (Division of A&P)

Ridgefield, CT            1896-1930       1998        56,000        2.1         47          72%    Chico's

Greenwich, CT                1977         1998        20,000        1.0         2          100%    Greenwich Hospital

Somers, NY                   1989         1992        19,000        4.9         10         100%    Putnam County Savings Bank

Greenwich, CT                1983         1993        10,000        .2          3          100%    Urstadt Biddle Properties Inc.

Greenwich, CT                1983         1994         9,700        .2          3           88%    Prescott Investors


(1)  The Company has a general partnership interest in this property.

Non-Core Properties

The following table sets forth information concerning each non-core property in which the Company owned an equity interest at October 31, 1998. Except as otherwise noted, non-core properties are 100% owned by the Company.

                          Year      Year           Rentable                Number of
      Location          Completed    Acquired    Square Feet     Acres      Tenants       Leased         Principal Tenant
      --------          ---------    --------    -----------     -----      -------       ------         ----------------
Southfield, MI (1)        1973         1983            212,000     7.8          5           100%     Giffels Associates

Clearwater, FL (1)        1983         1985            231,000    21.5         46            95%     Albertson's Supermarket

Mesa, AZ                  1971         1971             92,000     7.6          1           100%     Mervyn's

Tempe, AZ                 1970         1970            117,000     8.6          2           100%     Mervyn's

Jonesboro, GA             1973         1997            117,500     9.0          1           100%     Value City Stores, Inc.

Albany, GA                1972         1972            476,000    51.3          1           100%     Firestone

Dallas, TX                1970         1970            253,000    14.5          1           100%     Chrysler Corporation

St. Louis, MO             1970         1970            170,000    16.0          1           100%     Chrysler Corporation

Syracuse, NY              1973         1973             29,000    10.0          1           100%     Navistar International

Denver, CO                  -          1972                  -     4.2          -            -       Undeveloped Land






(1)  The Company has a general partnerhip interest in this property.

ITEM III LEGAL PROCEEDINGS.

          No legal proceedings are required to be reported under this Item.

ITEM IV  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1998.

          ITEM PURSUANT  TO  INSTRUCTION  3 OF ITEM 401 (B) OF  REGULATION  S-K:
               EXECUTIVE OFFICERS OF THE COMPANY.

          For information  regarding Executive Officers of the Company--See Item
          X.

          PART II

ITEM V   MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         MATTERS.

(a)  Price Range of Common Shares

     The Common Shares and Class A Common Shares of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBP.A", respectively. The following table sets forth the high and low closing sales prices for the Company's Common Shares and Class A Common Shares during the fiscal years ended October 31, 1998 and October 31, 1997 as reported on the New York Stock
Exchange:

                                                   Fiscal Year Ended                            Fiscal Year Ended
Common Shares:                                     October 31, 1998                             October 31, 1997
--------------                                     ----------------                             ----------------
                                                   High             Low                          High           Low
                                                   ----             ---                          ----           ---
Fourth Quarter                                   $18             $ 7-5/8                      $20-7/16        $17-3/4
Third Quarter                                     18-1/2          17-1/2                       18-1/4          16-1/4
Second Quarter                                    19-1/2          17-7/16                      18              16-1/4
First Quarter                                     20-1/4          17-3/4                       18-1/2          14-7/8

*On August 14, 1998, the Company paid a special stock dividend on the Company's Common Stock consisting of one share of a new class of Class A Common Shares for each Common Shares outstanding:

                                                   Fiscal Year Ended                            Fiscal Year Ended
Class A Common Shares**:                           October 31, 1998                             October 31, 1997
------------------------                           ----------------                             ----------------
                                                   High             Low                          High           Low
                                                   ----             ---                          ----           ---
Fourth Quarter                                     9-11/16          $7-7/8                         -             -
Third Quarter                                        -               -                             -             -
Second Quarter                                       -               -                             -             -
First Quarter                                        -               -                             -             -

** Commenced trading on 8/17/98

(b)  Approximate Number of Equity Security Holders:

At December 31, 1998 (latest date available), there were 2,028 shareholders of record of the Company's Common Shares and 1,994 shareholders of record of the Class A Common Shares.

(c)  Dividends  Declared  on Common  Shares  and Class A Common  Shares  and Tax
     Status

The following table sets forth the dividends declared per Common Share and Class A Common Share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 1998 and 1997:

                                                Dividends Paid Per:
                                                -------------------
Fiscal Year Ended                                                   Class A              Total Ordinary Income
October 31, 1998:                    Common Shares               Common Shares                Distribution
                                     -------------               -------------                ------------
Fourth Quarter                           $ .17                        $.19                       $ .36
Third Quarter                            $ .32                        $ -                        $ .32
Second Quarter                           $ .32                        $ -                        $ .32
First Quarter                            $ .32                        $ -                        $ .32
                                         -----                        ---                        -----
                                         $1.13                        $.19                       $1.32
                                         =====                        ====                       =====


Fiscal Year Ended                    Dividends Paid          Total Ordinary Income
October 31, 1997:                   Per Common Share              Distribution
                                    ----------------              ------------
Fourth Quarter                           $ .32                       $ .32
Third Quarter                            $ .32                       $ .32
Second Quarter                           $ .31                       $ .31
First Quarter                            $ .31                       $ .31
                                         -----                       -----
                                         $1.26                       $1.26
                                         =====                       =====

The Company has paid uninterrupted quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 1998, the Company made distributions to stockholders aggregating $1.13 per Common Share and $.19 per Class A Common Share.

On June 16, 1998, the Board of Directors declared a special stock dividend on the Company's Common Shares consisting of one share of a newly created class of Class A Common Shares, par value $.01 per share, for each share of the Company's Common Shares. The Class A Common Shares entitles the holder to 1/20 of one vote per share. Each Common Share and Class A Common Share have identical rights with respect to dividends except that each share of Class A Common Shares will receive not less than 110% of the regular quarterly dividends paid on each share of Common Shares. The stock dividend was paid on August 14, 1998.

Although the Company intends to continue to declare quarterly dividends on its Common shares and Class A Common shares, no assurances can be made as to the amounts of any future dividends. The declaration of any future dividends by the Company is within the discretion of the Board of Directors, and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors. Two principal factors in determining the amounts of dividends are (i) the requirement of the Internal Revenue Code that a real estate investment trust distribute to shareholders at least 95% of its real estate investment trust taxable income, and (ii) the amount of the Company's funds from operations.

The Company has a Dividend Reinvestment and Share Purchase Plan which allows shareholders to acquire additional Common Shares and Class A Common Shares by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge. Approximately 20% of the Company's eligible holders of Class A Common Shares and Common Shares currently participate in the Plan.

ITEM VI      SELECTED FINANCIAL DATA.
(In thousands, except per share data)

Year Ended October 31,                                              1998         1997        1996          1995          1994
                                                                    ----         ----        ----          ----          ----
Total Assets                                                      $ 165,039    $ 137,430    $ 132,160    $ 149,099    $ 142,559
                                                                  =========    =========    =========    =========    =========

 Mortgage Notes Payable and Preferred Stock                       $  66,362    $  43,687    $  39,798    $  57,212    $  46,386
                                                                  =========    =========    =========    =========    =========

Revenues                                                          $  25,595    $  24,827    $  24,432    $  22,853    $  18,969
                                                                  =========    =========    =========    =========    =========

Operating Income (Loss)                                           $   8,176    $   8,589    $   3,930    $  (3,703)   $   1,262
Gains on Sales of Properties                                             --           --        6,341        7,567           82
Preferred Stock Dividends                                            (2,561)          --           --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------
Net  Income  Applicable  to  Common  and  Class A  Common
Stockholders                                                      $   5,615    $   8,589    $  10,271    $   3,864    $   1,344
                                                                  =========    =========    =========    =========    =========

Funds from Operations (Note 1)                                    $  11,213    $  10,189    $   9,525    $   8,510    $   7,653
                                                                  =========    =========    =========    =========    =========


Other Data :
  Net Cash Provided by Operating Activities                       $  13,901    $  14,755    $   9,801    $   9,035    $   6,389
                                                                  =========    =========    =========    =========    =========

  Net Cash Provided by (Used in) Investing Activities             $ (31,130)   $  (7,460)   $  11,722    $ (13,239)   $ (26,312)
                                                                  =========    =========    =========    =========    =========

  Net Cash Provided by (Used in) Financing Activities             $  19,207    $  (7,192)   $ (26,801)   $   2,563    $  21,600
                                                                  =========    =========    =========    =========    =========

PER SHARE DATA (NOTE 2):
Common Shares:
    Net Income - Basic                                            $     .52    $     .80    $     .91    $     .34    $     .12
    Net Income - Diluted                                          $     .52    $     .79    $     .90    $     .34    $     .12

Class A Common Shares:
    Net Income - Basic                                            $     .57    $     .87    $    1.00    $     .38    $     .14
    Net Income - Diluted                                          $     .57    $     .86    $     .99    $     .38    $     .14

Cash Dividends on:
    Common Shares                                                 $    1.13    $    1.26    $    1.22    $    1.14    $    1.10
    Class A Common Shares                                         $    0.19           --           --           --           --
                                                                  ---------    ---------    ---------    ---------    ---------


TOTAL CASH DIVIDENDS                                              $    1.32    $    1.26    $    1.22    $    1.14    $    1.10
                                                                  =========    =========    =========    =========    =========


Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus depreciation, amortization, the elimination of significant non-recurring charges and credits and after adjustments for unconsolidated joint ventures. FFO does not represent net cash from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or ability to make distributions. The Company considers FFO an appropriate supplemental measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts recognize it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a further discussion of FFO, see Management's Discussion and Analysis on page 14.

Note 2: Per share data for all periods have been restated to reflect the effect of the one-for-one stock split effected in the form of a new issue of Class A Common Stock distributed in August 1998, however, the cash dividends are presented based on actual amounts paid and have not been restated.

ITEM VII. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity needs in the near term. The Company expects to meet its long-term liquidity requirements such as property acquisitions, debt maturities and capital improvements through long-term secured indebtedness and/or the issuance of additional equity securities.

At October 31, 1998, the Company had cash and cash equivalents of $3.9 million compared to $1.9 million in 1997. The Company also has $25 million in unsecured short-term lines of credit with two major commercial banks and a $20 million secured revolving credit facility with one of the commercial banks. The credit lines and revolving credit facility are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The short-term credit lines expire at various periods in 1999 and outstanding borrowings, if any, may be repaid from proceeds of long-term debt financings or sales of properties. At October 31, 1998, the Company had outstanding borrowings of $6 million under the short-term lines of credit. It is the Company's intent to renew the short-term credit lines as they expire in 1999. The Company's $20 million secured revolving credit facility expires in 2005 and borrowings under the secured revolving credit facility can be repaid and borrowed again during the term of the facility. At October 31, 1998, long-term debt consists of mortgage notes payable totaling $13.5 million and outstanding borrowings of $19.4 million under the secured revolving credit facility.

In fiscal 1998, the Company sold $35 million of senior cumulative preferred stock in a private placement with institutional investors. Net proceeds of $33.5 million (after deducting expenses of the sale) were used to repay approximately $24 million of mortgage debt and to complete the acquisitions of two properties.

In June 1998, the Board of Directors declared a special stock dividend on the Company's Common Shares consisting of one share of a newly created class of Class A Common Shares. The establishment and issuance of the Class A Common Shares is intended to provide the Company with the flexibility to raise equity capital to finance acquisition of properties and further the growth of the Company. Such securities may be utilized as consideration in connection with the acquisition of properties by the Company and for employee compensation purposes, in each case without diluting the voting power of the Company's existing stockholders. The Company utilized securities in this manner to facilitate its most recent shopping center acquisition in Briarcliff, New York. See "Business - Recent Developments."

The Company expects to make real estate investments periodically. During the five years ended October 31, 1998, the Company acquired $86.3 million of properties. In fiscal 1998, the Company purchased or acquired four properties at a total cost of $29 .6 million. The properties were funded from available cash, proceeds from the sale of the preferred stock and borrowings from short-term and secured revolving credit lines. The Company also invests in its existing properties and, during fiscal 1998, spent approximately $2.2 million on its properties for capital improvement and leasing costs.

In fiscal 1995, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The non-core properties comprise all of the Company's distribution and service facilities, and certain of its office and retail properties and undeveloped land located outside of the Northeast region of the United States. There were no sales of properties in fiscal 1998. The Company expects future sales of the non-core properties over the next several years to result in net gains to the Company. At October 31, 1998, the non-core properties, (including the Company's investment in unconsolidated joint venture) total nine properties having an aggregate net book value of $29,820,000.

The Company's Board of Directors has authorized the purchase of up to one million of the Company's Common and Class A Common shares over the next two to three years. The repurchase program is subject to termination at any time for, among other reasons, prevailing market prices, availability of cash resources and alternative investment opportunities. The Company has repurchased 14,500 Common shares and 42,700 Class A Common shares at an aggregate cost of $474,000 from available cash. The Company expects to fund the cost of future share purchases, if any, from available cash.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income computed in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry, excluding gains or losses on debt restructuring and sales of property, the elimination of significant non-recurring charges and credits and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the NAREIT guidelines for the years ended October 31, 1998, 1997 and 1996 (amounts in thousands):

                                                                   1998               1997              1996
                                                                   ----               ----              ----
Net Income Applicable to Common and Class A Common
Stockholders                                                    $  5,615           $  8,589            $ 10,271

Plus: Real property depreciation, amortization of
         tenant improvement costs and recoveries of
         investments in properties subject to finance
         leases                                                    4,951              4,314               5,160

         Amortization of lease acquisition costs                     491                484                 435

         Adjustments for unconsolidated joint venture                692                616                  --

Less: Gains on sales of real estate investments                       --                 --              (6,341)

         Non-recurring items - net                                  (536)            (3,814)*                --
                                                                --------           --------            --------

Funds from Operations                                           $ 11,213           $ 10,189            $  9,525
                                                                ========           ========            ========


* Includes a one-time $3.25 million payment received in settlement of unpaid percentage rents from a tenant - see Results of Operations

RESULTS OF OPERATIONS

FISCAL 1998 VS. FISCAL 1997

REVENUES

Operating lease revenue increased 18.4% from the comparable period in fiscal 1997 (before the one-time amount of $3,250,000 discussed below). The increase in lease revenues is the result of, among other things, rental income from four properties acquired in 1998 and new leasing of space at certain of the Company's properties last year, the annual effect of which is reflected this year. Operating lease revenue for properties owned during both fiscal 1998 and 1997 increased 7.8% compared to the same period last year. Fiscal 1997 lease revenues included a one-time settlement amount of $3,250,000 representing additional percentage rent received from a tenant.

The Company's core properties were more than 96% leased at October 31, 1998. The Company leased or renewed more than 170,000 square feet of space during the year comprising more than 10% of the Company's gross leasable area of its core properties.

Interest income increased in fiscal 1998 from the reinvestment into short-term cash investments of the net proceeds from a $35 million preferred stock issue sold in January, 1998 and additional interest of $278,000 received from the repayment of a mortgage note receivable in the face amount of $1,176,000 with a net carrying amount of $898,000.

EXPENSES

Total expenses amounted to $17,252,000 in fiscal 1998 compared to $16,238,000 last year. The largest expense category is property expenses of the real estate operating properties. The increase in property expenses in 1998 reflect the effect of the acquisition of four properties during fiscal 1998. Property expenses related to properties acquired in 1998 totaled $569,000. Property expenses in fiscal 1998 for properties owned during both fiscal 1998 and 1997 increased by less than 2% compared to the same period in fiscal 1997.

Interest expense decreased by $828,000 principally from the repayment of $24.1 million of mortgage notes payable in fiscal 1998.

Depreciation and amortization expense increased principally from the acquisition of four operating properties during fiscal 1998 and capital expenditures for tenant improvements.

General and Administrative expenses increased to $2,077,000 from $1,550,000 in fiscal 1997 from higher legal and other professional costs and compensation expense related to the issuance of restricted stock to key employees.

FISCAL 1997 VS. FISCAL 1996

REVENUES

Operating lease revenues amounted to $23,336,000 in fiscal 1997 compared to $22,770,000 in fiscal 1996. Fiscal 1997 revenues included a one-time amount of $3,250,000 received from a tenant for, among other things, unpaid percentage rents due the Company. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores within a specified radius when computing percentage rent due the Company. In fiscal 1996, the Company sold three operating properties. These properties contributed $2,200,000 in combined operating lease income in that year. Rental income from properties owned in both 1997 and 1996 increased by 5.3% in fiscal 1997. The increase in 1997 operating lease income resulted from leasing of previously vacant space at several of the Company's properties during fiscal 1996, the effect of which was reflected in fiscal 1997.

Earlier in the year, the Company contributed its Countryside Square shopping center in Clearwater, Florida to an unconsolidated joint venture. The property's operations were subsequently accounted for on the equity method of accounting. As a result, the Company's 1997 results of operations excluded the revenues of the property. 1996 consolidated revenues included $2,067,000 of operating rents attributable to the property.

EXPENSES

Total expenses amounted to $16,238,000 in fiscal 1997 compared to $20,502,000 in 1996. The decrease in property expenses in 1997 reflected the effect of the sales of three properties during fiscal 1996, the absence of operating expenses of the Countryside Square property referred to above and, lower utility and maintenance costs in that year.

Interest expense decreased by $1,517,000 from the repayment during fiscal 1996 of $16.6 million of mortgage notes payable.

Depreciation and amortization expense decreased in fiscal 1997 principally from the sale of three operating properties during fiscal 1996.

IMPACT OF YEAR 2000

The Company has assessed the Year 2000 issue to determine the impact, if any, on its operations. The Company has determined that it will not be required to significantly modify or replace its existing hardware or software programs so that its business systems are able to process information beyond 1999.

The Company has also commenced a survey of all of its key tenants, vendors, banks and other parties to determine the extent to which the Company is vulnerable in the event those parties fail to remediate their own Year 2000 issue. The Company plans to complete the Year 2000 project during the second quarter of fiscal 1999. The estimated costs attributable to the purchase of new computer equipment and software, third party modification plans, consulting fees, etc. are not expected to have a material effect on the Company's results of operations in fiscal 1999.

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

                                    PART III

ITEM X.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 10, 1999. The additional information required by this Item is included under the caption "ELECTION OF DIRECTORS" of such Proxy Statement and is incorporated herein by reference.

     Executive Officers of the Registrant.

     The following sets forth certain information regarding the executive officers of the Company:

Name                          Age     Offices Held
----                          ---     ------------

Charles J. Urstadt            70      Chairman  and  Chief   Executive   Officer
                                      (since September 1989)

Willing L. Biddle             37      President  and  Chief  Operating   Officer
                                      (since  December,  1996);  Executive  Vice
                                      President  and  Chief  Operating   Officer
                                      (March,  1996 to  December  1996);  Senior
                                      Vice President - Management (June, 1995 to
                                      March  1996);   Vice  President  -  Retail
                                      (June, 1994 to June, 1995); Vice President
                                      -  Asset  Management  (April  1993 to June
                                      1994);  Vice  President,   Levites  Realty
                                      Management  Corp (1989 to 1993);  prior to
                                      1989,   Second   Vice   President,   Chase
                                      Manhattan Bank

James R. Moore                50      Executive   Vice   President   and   Chief
                                      Financial  Officer  (since  March,  1996);
                                      Senior Vice President and Chief  Financial
                                      Officer  (September  1989 to March  1996);
                                      Secretary (since April 1987) and Treasurer
                                      (since      December      1987);      Vice
                                      President-Finance    and    Administration
                                      (April 1987 to September  1989);  prior to
                                      1987, Senior Manager, Ernst & Young

Raymond P. Argila             50      Senior  Vice  President  and  Chief  Legal
                                      Officer (since June 1990); formerly Senior
                                      Counsel,   Cushman   &   Wakefield,   Inc.
                                      (September   1987  to  May   1990);   Vice
                                      President and Chief Legal Officer, Pearce,
                                      Urstadt,  Mayer & Greer Realty Corp.  from
                                      (January 1984 to March 1987).

     Officers of the Company are elected annually by the Directors.

     Mr. Urstadt has been the Chairman of the Board of Directors since 1986, and a Director since 1975. Mr. Urstadt also serves as the Chairman of Urstadt Property Company, Inc. (formerly Pearce, Urstadt, Mayer & Greer Inc.) and has served in such capacity for more than five years.

ITEM XI.   EXECUTIVE COMPENSATION.

     The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 10, 1999. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Compensation and Transactions with Management and Others of such Proxy Statement and is incorporated herein by reference.

ITEM XII.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 10, 1999. The information required by this Item is included under the caption ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management of such Proxy Statement and is incorporated herein by reference.

ITEM XIII. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 10, 1999. The information required by this Item is included under the caption ELECTION OF DIRECTORS - Compensation and Transactions with Management and Others of such Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM XIV.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

A.   Financial Statements and Financial Statement Schedules

     1.   Financial Statements --

     The consolidated financial statements listed in the accompanying index to financial statements on Page 21 are filed as part of this Annual Report.

     2.   Financial Statement Schedules --

     The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 21. All other financial statement schedules are inapplicable.

B.   Reports on Form 8-K

     During the last quarter of 1998, the Registrant filed with the Commission:

     (1) a Current Report on Form 8-K dated September 9, 1998; such report referred under Item 5 to the acquisition of a 95,000 square foot shopping center for a purchase price of $21,300,000.

     (2) a Current Report on Form 8-K dated August 3, 1998; such report referred under Item 5 to (i) the declaration of a special stock dividend on the Company's Common Shares, consisting of one share of a newly created class of Class A Common Shares for each of the Company's Common Shares and (ii) the amendment and restatement of the Company's Rights Agreement, dated as of July 31, 1998, between the Company and The Bank of New York, as Rights Agent.

C.   Exhibits.

     Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
-------

(3)  Articles of Incorporation and By-laws.

     3.1 (a) Amended Articles of Incorporation of the Company, (incorporated by reference to Exhibit C of Amendment No.1 to Registrant's Statement on Form S-4 (No. 333-19113)

          (b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated August 3, 1998).

          (c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated January 8, 1998).

          (d) Articles Supplementary of the Company (incorporated by reference to Exhibit A of Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated March 12, 1997).

     3.2 By-laws of the Company, (incorporated by reference to Exhibit D of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-19113).

(4)  Instruments Defining the Rights of Security Holders, Including Indentures.

       4.1    Common Stock: See Exhibits 3.1 (a)-(d) hereto.

       4.2    Series B Preferred  Shares:  See Exhibits  3.1 (a)-(d),  10.12 and
              10.13 hereto.

       4.3 Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(d) and 10.3 hereto.

(10)   Material Contracts.

       10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989).*

       10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

       10.3 Amended and Restated Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 31, 1998
              (incorporated herein by reference to Exhibit 10-1 of the Registrant's Current Report on Form 8-K dated November 5, 1998).

       10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

       10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

       10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).*

       10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).*

       10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995).*

       10.6.2 Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options).

       10.6.3 Form of Supplemental Agreement with Stock Option Plan Participants (statutory options).

       10.7 Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (No. 333-64381).

       10.8 Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996).*

        10.9 Countryside Square Limited Partnership Agreement of Limited Partnership dated as of November 22, 1996 between HRE Properties, as General Partner and the persons whose names are set forth on Exhibit A of the Agreement, as Limited Partners (incorporated by reference to Exhibit I of the Registrant's Current Report on Form 8-K dated November 22, 1996).

        10.10 Restricted Stock Plan (incorporated by reference to Exhibit B of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-19113)*).

        10.10.1 Form of Supplemental Agreement with Restricted Stockholders.

        10.11 Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1997).*

        10.12 Purchase and Sale Agreement, dated September 9, 1998 by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Registrant, as purchaser (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated September 23,
                1998).

        10.13 Subscription Agreement, dated January 8, 1998, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 8, 1998).

        10.14 Registration Rights Agreement, dated January 8, 1998, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated January 8, 1998).

(21)    Subsidiaries.

        21.1    List of Company's subsidiaries

(23)    Consents of Experts and Counsel.

        23.1 The consent of Arthur Andersen LLP to the incorporation by reference of their reports herein or in the Registrant's Registration Statements on Form S-3 (No.33-57119), Form S-3 (No. 333-64381), Form S-4 (No. 333-19113), Form S-8 (No.2-93146),
                Form S-8 (No.  333-61765)  and Form S-8 (No.  33-41408) is filed herewith as part of this report.

(27)    Financial Data Schedule.

        27.1    Financial Data Schedule

* Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                         URSTADT BIDDLE PROPERTIES INC.

Item XIVa.              INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

         Page

         Consolidated Balance Sheets at October 31, 1998 and 1997      22

         Consolidated Statements of Income for each of the
            three years ended October 31, 1998                         23

         Consolidated Statements of Cash Flows for each of the
            three years ended October 31, 1998                         24

         Consolidated Statements of Stockholders' Equity
            for each of the three years ended October 31, 1998         25

         Notes to Consolidated Financial Statements                 26-35

         Report of Independent Public Accountants                      36

Schedule.

The following consolidated financial statement schedules of Urstadt Biddle Properties Inc. are included in Item XIV(d):

III  Real Estate and Accumulated Depreciation - October 31, 1998       37

IV   Mortgage Loans on Real Estate - October 31, 1998                  40

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                        OCTOBER 31
                                                                                              ------------------------------
  ASSETS                                                                                          1998              1997
                                                                                                  ----              ----
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                               $ 122,975        $  94,489
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                20,350           22,327
      Investment in unconsolidated joint venture                                                    9,470            8,920
      Mortgage notes receivable                                                                     2,607            3,605
                                                                                                ---------        ---------
                                                                                                  155,402          129,341

  Cash and cash equivalents                                                                         3,900            1,922
  Interest and rent receivable                                                                      2,445            2,649
  Deferred charges, net of accumulated amortization                                                 2,320            2,468
  Other assets                                                                                        972            1,050
                                                                                                ---------        ---------

                                                                                                $ 165,039        $ 137,430
                                                                                                =========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
  Bank loan                                                                                     $   6,000        $      --
  Mortgage notes payable                                                                           32,900           43,687
  Accounts payable and accrued expenses                                                             1,127            1,603
  Deferred directors' fees and officers' compensation                                                 646              550
  Other liabilities                                                                                 1,450            1,175
                                                                                                ---------        ---------
                                                                                                   42,123           47,015
                                                                                                ---------        ---------
  Minority Interest                                                                                 2,125            2,125
                                                                                                ---------        ---------

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized: 8.99%
      Series B Senior  Cumulative  Preferred stock,  (liquidation  preference of
      $100 per share); 350,000 shares issued and outstanding (none in 1997)                        33,462               --
                                                                                                ---------        ---------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                      --               --
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      5,221,602 and 5,167,495 outstanding shares in 1998 and 1997, respectively                        52               51
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      5,193,650 issued and outstanding shares in 1998 (none in 1997)                                   52               --
      Additional paid in capital                                                                  118,558          117,763
      Cumulative distributions in excess of net income                                            (29,699)         (28,530)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                 (1,634)            (994)
                                                                                                ---------        ---------


                                                                                                   87,329           88,290
                                                                                                ---------        ---------
                                                                                                $ 165,039        $ 137,430
                                                                                                =========        =========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                                               Year Ended October 31,
                                                                                    ---------------------------------------------
                                                                                        1998             1997              1996
                                                                                        ----             ----              ----
REVENUES:
    Operating leases                                                                 $ 23,772          $ 23,336         $ 22,770
    Financing leases                                                                      353               451              612
    Interest and other                                                                  1,260               932            1,050
    Equity  in income of unconsolidated joint venture                                     210               108               --
                                                                                     --------          --------         --------
                                                                                       25,595            24,827           24,432
                                                                                     --------          --------         --------

OPERATING EXPENSES:
    Property expenses                                                                   7,696             7,024            8,780
    Interest                                                                            2,522             3,350            4,867
    Depreciation and amortization                                                       4,747             4,132            5,132
    General and administrative expenses                                                 2,077             1,550            1,545
    Directors' fees and expenses                                                          210               182              178
                                                                                     --------          --------         --------
                                                                                       17,252            16,238           20,502
                                                                                     --------          --------         --------


OPERATING INCOME BEFORE MINORITY INTERESTS                                              8,343             8,589            3,930

MINORITY INTEREST IN RESULTS OF CONSOLIDATED JOINT VENTURE                               (167)               --               --
                                                                                     --------          --------         --------

OPERATING INCOME                                                                        8,176             8,589            3,930

GAINS ON SALES OF PROPERTIES                                                               --                --            6,341
                                                                                     --------          --------         --------

NET INCOME                                                                              8,176             8,589           10,271

    Preferred Stock Dividends                                                           2,561                --               --
                                                                                     --------          --------         --------

NET INCOME APPLICABLE TO COMMON AND CLASS A COMMON  STOCKHOLDERS                     $  5,615          $  8,589         $ 10,271
                                                                                     ========          ========         ========


BASIC EARNINGS PER SHARE:
Common                                                                               $    .52          $    .80         $    .91
                                                                                     ========          ========         ========
Class A Common                                                                       $    .57          $    .87         $   1.00
                                                                                     ========          ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Common                                                                                  5,125             5,115            5,365
                                                                                     ========          ========         ========
Class A Common                                                                          5,121             5,115            5,365
                                                                                     ========          ========         ========


DILUTED EARNINGS PER SHARE:
Common                                                                               $    .52          $    .79         $    .90
                                                                                     ========          ========         ========
Class A Common                                                                       $    .57          $    .86         $    .99
                                                                                     ========          ========         ========

WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING:
Common and Common Equivalent                                                            5,283             5,194            5,441
                                                                                     ========          ========         ========
Class A Common and Class A Common Equivalent                                            5,279             5,194            5,441
                                                                                     ========          ========         ========


   The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                Year Ended October 31,
                                                                                    ---------------------------------------------
                                                                                         1998             1997             1996
                                                                                         ----             ----             ----
OPERATING ACTIVITIES:
Net income                                                                            $  8,176         $  8,589         $ 10,271
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                        4,747            4,132            5,132
    Compensation recognized relating to restricted stock                                   331              111               --
    Recovery of investment in properties owned
       subject to financing leases                                                       1,115            1,021              954
    Equity in income of unconsolidated joint venture                                      (210)            (108)              --
    Gains on sales of properties                                                            --               --           (6,341)
    Decrease (increase) in interest and rent receivable                                    204              146             (104)
    Increase (decrease) in accounts payable and accrued expenses                          (380)             909             (206)
    (Increase) decrease in other assets and other liabilities, net                         (82)             (45)              95
                                                                                      --------         --------         --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                           13,901           14,755            9,801
                                                                                      --------         --------         --------

INVESTING ACTIVITIES:
    Acquisitions of properties                                                         (29,592)          (3,226)            (880)
    Improvements to properties and deferred charges                                     (2,196)          (3,951)          (5,617)
    Net proceeds from sales of properties                                                   --               --           17,988
    Investment in unconsolidated joint venture                                            (340)            (384)              --
    Payments received on mortgage notes receivable                                         998              101              231
                                                                                      --------         --------         --------

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (31,130)          (7,460)          11,722
                                                                                      --------         --------         --------

FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock                                               33,462               --               --
    Proceeds from bank loans                                                            19,500               --            5,250
    Proceeds from mortgage notes                                                        13,528            5,000            6,000
    Payments on mortgage notes payable and bank loan                                   (37,815)          (6,111)         (31,164)
    Dividends paid - Common and Class A Common shares                                   (6,784)          (6,451)          (6,538)
    Dividends paid - Preferred Stock                                                    (2,561)              --               --
    Sales of additional Common and Class A Common shares                                   351              385              282
    Purchases of Common and Class A Common  shares                                        (474)             (15)            (631)
                                                                                      --------         --------         --------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 19,207           (7,192)         (26,801)
                                                                                      --------         --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,978              103           (5,278)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           1,922            1,819            7,097
                                                                                      --------         --------         --------


CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $  3,900         $  1,922         $  1,819
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

URSTADT BIDDLE PROPERTIES INC..
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                                                                                              Unamortized
                                  Common Stock      Class A Common Stock                                       Restricted
                                  ------------      --------------------                        (Cumulative         Stock
                               Outstanding          Outstanding         Additional  Treasury  Distributions  Compensation
                                 Number of     Par    Number of    Par     Paid In  Shares at  In Excess of    and Notes
                                    Shares   Value       Shares  Value     Capital       Cost   Net Income)    Receivable    Total

BALANCES - OCTOBER 31, 1995       5,367,226  $ 53          $ --   $ --    $123,791  $ (2,861)   $  (34,401)       $ --     $ 86,582
Net Income                               --    --            --     --          --        --        10,271          --       10,271
Cash dividends paid ($1.22 per
   share)                                --    --            --     --          --        --        (6,538)         --       (6,538)
Sale of additional common shares
   under dividend reinvestment
   plan                              19,555    --            --     --         282        --            --          --          282
Purchases of  shares                (40,700)   --            --     --          --      (631)           --          --         (631)
                                  ---------  ----     --------- ------    --------  --------    ----------    --------    ---------
BALANCES - OCTOBER 31, 1996       5,346,081    53            --     --     124,073    (3,492)      (30,668)         --       89,966
Net Income                               --    --            --     --          --        --         8,589          --        8,589
Cash dividends paid ($1.26 per
   share)                                --    --            --     --          --        --        (6,451)         --       (6,451)
Sale of additional common shares
  under dividend reinvestment
  plan                               16,621    --            --     --         299        --            --          --          299
Exercise of stock options            29,520    --            --     --         353        --            --          --          353
Common shares issued under
  restricted stock plan              49,000    --            --     --         838        --            --          --          838
Deemed purchase of common
  stock in connection with
  organization of unconsolidated
  joint venture                    (272,727)   (2)           --     --      (4,293)       --            --          --       (4,295)
Purchases of shares                  (1,000)   --            --     --          --       (15)           --          --          (15)
Reduction in treasury shares             --    --            --     --      (3,507)    3,507            --          --           --
Amortization of restricted stock
  compensation and notes from
  officers for purchases of
  common stock                           --    --            --     --          --        --            --        (994)        (994)
                                  ---------  ----     --------- ------    --------  --------    ----------    --------    ---------

BALANCES - OCTOBER 31, 1997       5,167,495    51            --     --     117,763        --       (28,530)       (994)      88,290
Net Income                               --    --            --     --          --        --         8,176          --        8,176
One-for-one stock split
  effected in the form of a
 dividend of a new issue of

 Class A Common Stock                    --    --     5,226,991     52         (52)       --            --          --           --
Cash dividends paid :

  Common Stock ($1.13 per share)         --    --            --     --          --        --        (5,848)         --       (5,848)
  Class A Common Stock ($.19
   per share)                            --    --            --     --          --        --          (936)         --         (936)
  Preferred Stock ($7.32 per             --    --            --     --          --        --        (2,561)         --       (2,561)
   share)

Sale of additional Common shares
  and Class A Common shares
  under dividend reinvestment
  plan                               14,983    --         4,359     --         270        --            --          --          270

Exercise of stock options             5,874    --         5,000     --          81        --            --          --           81
Common shares issued under
  restricted stock plan - net        47,750     1            --     --         970        --            --        (971)          --
Amortization of restricted stock
  compensation                           --    --            --     --          --        --            --         331          331
Purchases of shares                 (14,500)   --       (42,700)    --        (474)       --            --          --         (474)
                                  ---------  ----     --------- ------    --------  --------    ----------    --------    ---------


BALANCES - OCTOBER 31, 1998       5,221,602  $ 52     5,193,650 $   52    $118,558        --    $  (29,699)   $ (1,634)   $  87,329
                                  =========  ====   ==========  ======    ========  ========    ==========    ========    =========



   The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying financial statements include the accounts of Urstadt Biddle Properties Inc., (formerly HRE Properties, Inc.) a Maryland corporation, (the "Company") as successor by merger to HRE Properties, a Massachusetts business trust (the "Trust"). In 1998, the stockholders approved an amendment to the Company's articles of incorporation to change the name of the Company to Urstadt Biddle Properties Inc. In a prior year, the stockholders approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into Urstadt Biddle Properties Inc. The Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company. Prior to the merger, the Company had no assets or liabilities and conducted no operations other than those incident to its organization and the merger. Pursuant to the merger, all properties, assets, liabilities and obligations of the Trust became the properties, assets, liabilities and obligations of the Company.

BUSINESS
Urstadt Biddle Properties Inc., a real estate investment trust, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains, other retailers who sell basic necessities and multi-national industrial corporations.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. The unconsolidated joint venture is accounted for by the equity method of accounting. Under the equity method, only the Company's net investment and proportionate share of income or loss of the unconsolidated joint venture is reflected in the financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

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

FEDERAL INCOME TAXES
The Company believes it qualifies and intends to continue to qualify as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (IRC). Under those sections, a REIT, among other things, that distributes at least 95% of its real estate trust taxable income will not be taxed on that portion of its taxable income which is distributed. The Company intends to distribute all of its taxable income for the fiscal years through 1998 in accordance with the provisions of Section 858 of the IRC. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Company prior to the dividends paid deduction for the years ended October 31, 1998, 1997 and 1996 was approximately $9,900,000, $9,500,000, and $5,200,000, respectively. Taxable income in fiscal 1996 was reduced through the utilization of available capital loss carry-overs of $2,600,000. The difference between net income for financial reporting purposes and taxable income results from, among other things, differences in adjusted bases for capital gains and losses and different methods of accounting for leases, depreciable lives related to the properties owned and investments in joint ventures.

DEPRECIATION AND AMORTIZATION
The Company uses the straight-line method for depreciation and amortization. Properties owned and properties available for sale are depreciated over the estimated useful lives of the properties, which range from 30 to 45 years. Tenant improvements and deferred leasing costs are amortized over the life of the related leases. All other deferred charges are amortized over the terms of the agreements to which they relate.

PROPERTIES AVAILABLE FOR SALE
A property is classified as available for sale upon determination by the Board of Directors that the property is to be marketed for sale in the normal course of business over the next several years.

REAL ESTATE INVESTMENT IMPAIRMENT
The Company has adopted Financial Accounting Standards Statement No. 121 "Accounting for the Impairment of Long-lived Assets to be Disposed of" (the "Statement"). The Statement establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. It is the Company's policy to reclassify properties available for sale as assets to be disposed of pursuant to the statement upon determination that such properties will be sold within one year.

CAPITALIZATION
The Company capitalizes all external direct costs relating to the acquisition of real estate investments and costs relating to improvements to properties. The Company also capitalizes all external direct costs relating to its successful leasing activities.

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

EARNINGS PER SHARE
In 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 - "Earnings Per Share". Statement No. 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 25 with the presentation of basic and diluted EPS. Basic EPS excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted number of Common shares and Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company. Since the cash dividends declared on the Company's Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                     1998         1997         1996
                                                                                     ----         ----         ----
NUMERATOR
Net income  applicable to Common and Class A Common stockholders -
basic                                                                              $5,615       $8,589      $10,271
Effect of dilutive securities:
  Operating partnership units                                                         167          ---          ---
                                                                                   ------       ------      -------

Net income applicable to Common and Class A Common Stockholders -
diluted                                                                            $5,782       $8,589      $10,271
                                                                                   ======       ======      =======

DENOMINATOR
Denominator for basic EPS-weighted average Common shares                            5,125        5,115        5,365
Effect of dilutive securities:
  Stock options and awards                                                            103           79           76
  Operating partnership units                                                          55          ---          ---
                                                                                   ------       ------      -------

Denominator for diluted EPS - weighted average Common shares                        5,283        5,194        5,441
                                                                                    =====        =====        =====

Denominator for basic EPS - weighted average Class A Common shares                  5,121        5,115        5,365
Effect of dilutive securities:
  Stock options and awards                                                            103           79           76
  Operating partnership units                                                          55          ---          ---
                                                                                   ------       ------      -------


Denominator for diluted EPS - weighted average Class A Common shares                5,279        5,194        5,441
                                                                                    =====        =====        =====


(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate were composed of the following at October 31, 1998 and 1997 (in thousands):

                                      Properties      Investment in    Mortage
                         Properties   Available for   Unconsolidated   Notes        1998         1997
                         Owned        Sale            Joint Venture    Receivable   TOTALS       Totals
------------------------ ------------ --------------- ---------------- ------------ ------------ -----------
Retail                      $118,167          $6,009           $9,470       $2,607     $136,253    $111,451
Office                         4,504           7,947              ---          ---       12,451      10,052
Distribution                     ---           5,594              ---          ---        5,594       6,734
Undeveloped Land                 304             800              ---          ---        1,104       1,104
                            --------         -------           ------       ------     --------    --------

                            $122,975         $20,350           $9,470       $2,607     $155,402    $129,341
                            ========         =======           ======       ======     ========    ========


The Company's investments at October 31, 1998, consisted of equity interests in 24 properties, which are located in various regions throughout the United States and mortgage notes. The following is a summary of the geographic locations of the Company's investments at October 31, 1998 and 1997 (in thousands):

                                                                          1998                  1997
------------------------------------------------------------------------------- ---------------------
Northeast                                                             $124,371               $96,816
Southeast                                                               12,771                12,593
Midwest                                                                 10,782                11,679
Southwest                                                                7,478                 8,253
                                                                      --------               --------
                                                                      $155,402               $129,341
                                                                      ========               ========


(3) PROPERTIES OWNED

The components of properties owned were as follows (in thousands):

                                                                          1998                  1997
------------------------------------------------------------------------------- ---------------------
Land                                                                   $24,590               $18,862
Buildings and improvements                                             117,325                91,329
                                                                      --------               -------
                                                                       141,915               110,191

Accumulated depreciation                                               (18,940)              (15,702)
                                                                      --------               -------
                                                                      $122,975               $94,489
                                                                      ========               =======


Space at properties owned by the Company is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on noncancellable operating leases become due as follows: ; 1999 - $19,364,000; 2000 - $18,197,000; 2001 - $15,607,000; 2002 -
$13,488,000; 2003 - $11,431,000 and thereafter - $67,656,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in rental income and aggregated approximately $422,000, $3,778,000, and $281,000, in 1998, 1997 and 1996, respectively.

In fiscal 1997, the Company negotiated a settlement with one of its tenants to recover, among other things, unpaid additional percentage rents including interest totaling $3.25 million. In accordance with the terms of its lease, the tenant was required to aggregate the sales of all its stores in a specified radius when computing percentage rent due the Company. The settlement was received during fiscal 1997 and has been recorded as additional operating lease income in the 1997 consolidated statement of income.

The Company is the general partner in a limited partnership which owns the Eastchester Mall, in Eastchester, New York. The limited partner is entitled to preferential distributions of cash flow from the property and after a certain period of time may put its interest to the Company for an equivalent value of Common stock and Class A Common stock of the Company, or at its option, the Company may redeem the interest for cash. The Company has the option to purchase the limited partner's interest after a certain period. The partnership agreement, among other things, restricts the sale or refinancing of the property without the limited partner's consent. The limited partner's interest in the partnership is reflected in the accompanying consolidated financial statements as minority interest. The acquisition of the interest in the property and the assumption of the first mortgage by the partnership represent noncash investing and financing activities and therefore are not included in the accompanying 1997 consolidated statement of cash flows.

In fiscal 1998, the Company acquired four properties for a total cost of $29.6 million.

(4)  PROPERTIES AVAILABLE FOR SALE

The Board of Directors has authorized a plan to sell all of the non-core properties of the Company over a period of several years. The non-core properties, which have been classified as Properties Available for Sale, consist of all of the Company's distribution and service properties and certain of its office and retail properties located outside of the Northeast region of the United States.

At October 31, 1998 and 1997, properties available for sale consisted of the following (in thousands):

                                                                       1998                      1997
---------------------------------------------------------------------------- -------------------------
Properties available for sale subject to:
Operating leases                                                   $15,345                    $16,194
Direct financing leases                                              5,005                      6,133
                                                                   -------                    -------
                                                                   $20,350                    $22,327
                                                                   =======                    =======


OPERATING LEASES

The components of properties available for sale subject to operating leases were as follows (in thousands):

                                                                       1998                  1997
---------------------------------------------------------------------------- ---------------------
Land                                                                $ 2,985               $ 2,985
Buildings and improvements                                           21,183                21,160
                                                                    -------               -------
                                                                     24,168                24,145
Accumulated depreciation                                             (8,823)               (7,951)
                                                                    -------               -------
                                                                    $15,345               $16,194
                                                                    =======               =======

DIRECT FINANCING LEASES

The components of properties available for sale subject to direct financing leases were as follows (in thousands):

                                                                               1998                 1997
------------------------------------------------------------------------------------ --------------------
Total  minimum lease payments to be received                                 $3,233               $4,714
Assumed residual values of leased property                                    2,107                2,107
Unearned income                                                                (335)                (688)
                                                                            -------              -------
Investment in property subject to direct financing leases                    $5,005               $6,133
                                                                            =======              =======

Original cost of property subject to direct financing leases                $16,276              $16,276
                                                                            =======              =======


Assumed residual values are based upon a depreciated cost concept using estimated useful lives and thus do not contain an element of appreciation which may result by reason of inflation or other factors.

Minimum lease payments receivable on direct financing leases become due as follows: $1,468,000 in 1999, $1,299,000 in 2000 and $466,000 in 2001.

SALES OF PROPERTIES

In fiscal 1996, the Company sold three properties for a net gain on sales of properties of $6,341,000.

(5)  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company is the sole general partner in Countryside Square Limited Partnership, (the "Partnership")which owns the Countryside Square Shopping Center in Clearwater, Florida. The Company contributed the shopping center at its net carrying amount, and the limited partners contributed 600,000 Common shares of the Company. The partnership agreement provides for the limited partners to receive an annual cash preference from available cash of the Partnership, as defined. Upon liquidation, proceeds from the sale of the partnership assets are to be distributed to the partners in accordance with the terms of the partnership agreement. The property may be sold at any time after the third year of operation and the Company has a right of first refusal on the sale of the property. The partners are not obligated to make any additional capital contributions.

The Company has accounted for its proportionate interest in the Common shares of the Company owned by the Partnership as a deemed purchase of Common shares and, accordingly, has reduced its investment in unconsolidated joint venture and stockholders' equity by $4,295,000. The Company's equity in earnings of the Partnership is reflected after eliminating its proportionate share of dividend income in the Common shares of the Company recorded by the Partnership. The contribution of the property into the Partnership and the deemed purchase of Common shares represent noncash investing and financing activities and therefore are not included in the 1997 consolidated statement of cash flows.

(6)  MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable consist of fixed rate mortgages. The components of the mortgage notes receivable at October 31, 1998 and 1997 were as follows (in thousands):

                                                                                     1998        1997
------------------------------------------------------------------------------------------ -----------
Remaining principal balance                                                        $3,206      $4,532
Unamortized discounts to reflect market interest rates
at time of acceptance of notes                                                      (599)       (927)
                                                                                   ------      ------
                                                                                   $2,607      $3,605
                                                                                   ======      ======


At October 31, 1998, principal payments on mortgage notes receivable become due as follows: 1999 - $148,000; 2000 - $162,000; 2001 - $111,000; 2002 - $100,000;
2003 - $109,000; thereafter - $ 2,576,000.

At October 31, 1998, the remaining principal balance consists of mortgage notes from two borrowers. The amount due from the largest individual borrower was $2,150,000. The contractual interest rate on mortgage notes receivable is 9%.

(7)  MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At October 31, 1998, the Company has four nonrecourse mortgage notes payable totaling $13,503,000 ($43,687,000 at October 31, 1997) due in installments over various terms extending to the year 2007 and which bear interest at rates ranging from 7.56% to 9.75%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of $19.2 million as of October 31, 1998.

Scheduled principal payments during the next five years are as follows: 1999 - $301,000; 2000 - $315,000; 2001 - $6,336,000; 2002 - $1,950,000; 2003 - $100,000
and thereafter-- $4,501,000.

The Company also has a $20 million secured revolving credit loan agreement (the "Agreement") with a bank. The Agreement which expires in October 2005 is secured by first mortgage liens on two properties. Interest on outstanding borrowings are at the prime + 1/2% or LIBOR + 1.5%. However, the Company can elect a fixed rate option at any time prior to the last year of the Agreement. The Agreement requires the Company to maintain certain debt service coverage ratios during the term of the agreement and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually, commencing in 2001. At October 31, 1998, the Company had drawn $19,397,000 under the Agreement. Outstanding borrowings are included in mortgage notes payable in the accompanying consolidated balance sheet.

The Company also has available $25 million in unsecured lines of credit. Extensions of credit under one of the lines of credit in the amount of $10 million is subject to the bank's satisfaction of certain conditions, including the intended use of proceeds. The lines of credit expire in fiscal 1999 and bear interest at a maximum prime rate + 1% or LIBOR + 2.5%. One of the credit lines contains restrictive covenants, the most restrictive of which requires the Company to maintain certain uncollateralized assets, limits the payment of dividends and amount of recourse debt. At October 31, 1998, the Company had $6,000,000 in outstanding borrowings under its unsecured lines of credit (none in 1997).

Interest paid for the years ended October 31, 1998, 1997, and 1996 was $2,397,000, $3,350,000, and $4,945,000 respectively.

(8)  PREFERRED STOCK

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

The Series B Preferred Stock has no stated maturity, will not be subject to any sinking fund or mandatory redemption and will not be convertible into other securities or property of the Company. On or after January 8, 2008, the Series B Preferred Stock may be redeemed by the Company at its option, in whole or in part, at a redemption price of $100 per share, plus all accrued dividends. Upon a Change in Control of the Company (as defined), (i) each holder of Series B Preferred Stock shall have the right, at such holder's option, to require the Company to repurchase all or any part of such holder's Series B Preferred Stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends, and (ii) the Company shall have the right, at the Company's option, to redeem all or any part of the Series B Preferred Stock at (a) prior to January 8, 2008, the Make-Whole Price (as defined) and (b) on or subsequent to January 8, 2008, the redemption price of $100 per share, plus all accrued and unpaid dividends.

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

(9)  STOCKHOLDERS' EQUITY

The Company's articles of incorporation provide that if, any person acquires more than 7.5% of the outstanding shares of any class of stock, except, among other reasons, as approved by the Board of Directors, such shares in excess of this limit shall automatically be exchanged for an equal number of shares of Excess Stock. Excess Stock have limited rights, may not be voted and are not entitled to any dividends.

On June 16, 1998, the Board of Directors declared a special stock dividend on the Company's Common Stock consisting of one share of a newly created class of Class A Common Stock, par value $.01 per share for each share of the Company's Common Stock. The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock. The stock dividend was paid on August 14, 1998. An amount equal to the par value of the Class A Common shares issued was transferred from additional paid in capital to Class A Common Stock. All references to the number of common shares, except authorized shares, and per share amounts elsewhere in the consolidated financial statements have been adjusted to reflect the effect of the stock dividend for all periods presented.

The Board of Directors adopted a new Shareholders Rights Plan in 1998 and declared a dividend distribution of one purchase right for each outstanding original share of Common stock and Class A Common stock (collectively the "Common Shares"). The rights, which expire on November 12, 2008, are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% ("Acquiring Person") or more of the combined voting power of the Company's Common Shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to two times the exercise price of the right.

If the Company is involved in a merger or other business combination at any time after the rights become exercisable ( and the Company is not the surviving corporation or 50% or more of the Company assets are sold or transferred), the rights agreement provides that the holder other than the Acquiring Person will be entitled to purchase a number of shares of common stock of the acquiring company having a value equal to two times the exercise price of each right.

The Company adopted a Restricted Stock Plan (Plan) in 1997 which provides for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to an aggregate of 250,000 Class A Common shares or Common shares. During 1998, the Company awarded 51,250 Common shares (49,000 Common Shares in 1997) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period. For the years ended October 31, 1998 and 1997 $331,000 and $157,000, respectively was charged to expense.

In fiscal 1996, the Company's Board of Directors authorized a program to purchase up to one million of the Company's Class 4 Common shares and Common shares periodically. As of October 31, 1998, the Company has purchased and retired 56,200 Common shares and 42,700 Class A Common shares under this program.

(10) STOCK OPTION PLAN

The Company has a stock option plan under which 418,271 each of Common shares and Class A Common shares are reserved for issuance to key employees and non-employee Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant and are generally exercisable in installments over a maximum period of four years from the date of grant.

A summary of stock option transactions during the periods covered by these financial statements is as follows:

YEAR ENDED OCTOBER, 31                         1998                        1997                      1996
----------------------              ------------------------- ----------------------------- ----------------------
                                       COMMON       WEIGHTED     COMMON        WEIGHTED      COMMON      WEIGHTED
                                          AND        AVERAGE        AND         AVERAGE         AND       AVERAGE
                                      CLASS A       EXERCISE    CLASS A        EXERCISE     CLASS A      EXERCISE
                                       SHARES         PRICES     SHARES          PRICES      SHARES        PRICES
                                       (Each)         (Each)     (Each)          (Each)      (Each)         (Each)
                                       ------          ------     ------          ------      ------        ------
Balance at beginning of period        416,562          $6.98    440,082         $7.18     376,248         $7.25
Granted                                 7,000          $9.09      6,000         $8.40      90,500         $7.35
Exercised                              (5,874)         $6.95    (29,520)        $5.98         ---           ---
Canceled/Forfeited                     (6,938)         $8.92        ---           ---     (26,666)        $8.76
                                      -------          -----    -------         -----     -------         -----

Balance at end of period              410,750          $7.09    416,562         $6.98     440,082         $7.18

Exercisable                           347,375                   298,000                   285,330

Weighted average combined fair value
of options granted during the year      $2.32                     $2.39                     $2.01

In connection with the Class A Common stock dividend each outstanding incentive stock option to purchase Common Stock was modified to permit the optionee to purchase an equal number of Class A Common Stock. Each outstanding non-qualified stock option was modified to permit the optionee to purchase a number of shares of either Common Stock, Class A Common Stock or a combination of both based on the fair market values of the respective shares determined at the stock dividend distribution date.

At October 31, 1998, the exercise price of shares under option ranged from $5.67 to $12.79, with a weighted average price of $7.09. Expiration dates range from November 1998, through April 2008 and the weighted average remaining contractual life of these options is 4.8 years.

The fair value for these  options was  estimated as of the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for the years ended October 31, 1998, 1997 and 1996:

                                                                              Year ended October 31,
                                                                              ----------------------
                                                                      1998            1997            1996
                                                                      ----            ----            ----
Risk-free interest rate                                              5.88%           7.09%           7.15%
Expected Dividend yield                                               7.1%            7.6%            7.5%
Expected Volatility                                                  24.3%           26.5%           25.7%
Weighted average option life                                      10 YEARS        10 Years        10 Years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's stock option plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the above stock option plan.

Stock appreciation rights may be issued in tandem with the stock options, in which case, either the option or the right can be exercised. Such rights entitle the grantee to payment in cash or a combination of common shares and cash equal to the increase in the value of the shares covered by the option to which the stock appreciation right is related. The plan limits the value of the stock appreciation rights to 150% of the option price for the related shares. The excess of the market price of the shares over the exercise price of vested options is charged to expense. For the years ended October 31, 1998, 1997 and 1996, there were no amounts charged to expense.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above. Had compensation cost for these options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the effect on the Company's net income and earnings per share for the years ended October 31, 1998, 1997 and 1996 would have been immaterial.

Certain officers have exercised stock options and provided notes to the Company. The notes, in the amount of $267,000 are full recourse promissory notes bearing interest at the prime rate +1/2% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable semi-annually and the principal is due in 2002.

Such notes are shown in Stockholders Equity in the accompanying balance sheet as notes receivable from officers/stockholders.

(11) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents, rents and interest receivable, accounts payable, accrued expenses, other liabilities and certain borrowings except as noted below are carried at amounts which reasonably approximate their fair values.

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 1998 and 1997, the estimated aggregate fair value of the mortgage notes receivable was $2,312,000 and $3,400,000 respectively.

Mortgage notes payable with aggregate carrying values of $13,503,000 and $43,687,000 have estimated aggregate fair values of $13,055,000 and $42,300,000 at October 31, 1998 and 1997 respectively. Estimated fair value is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 1998 and 1997 are as follows (in thousands, except per share data):

                                           YEAR ENDED OCTOBER 31, 1998                  YEAR ENDED OCTOBER 31, 1997
                                           ---------------------------                  ---------------------------
                                                  QUARTER ENDED                                QUARTER ENDED
                                                  -------------                                -------------
                                      JAN 31     APR 30    JULY 31     OCT 31     JAN 31      APR 30    JULY 31     OCT 31
                                      ------     ------    -------     ------     ------      ------    -------     ------
Revenues (1)                          $5,869     $6,450     $6,189     $7,087     $8,556      $5,165     $5,805     $5,301
                                      ======     ======     ======     ======     ======      ======     ======     ======

Net Income                            $1,249     $2,509     $2,099     $2,319     $4,364      $1,180     $1,821     $1,224

Preferred Stock Dividends                210        778        787        786          -           -          -          -
                                      ------     ------     ------     ------     ------      ------     ------     ------

Net Income Applicable to
  Common Stockholders (1)             $1,039     $1,731     $1,312     $1,533     $4,364      $1,180     $1,821     $1,224
                                      ======     ======     ======     ======     ======      ======     ======     ======


BASIC EARNINGS PER SHARE:
Common                                  $.10       $.16       $.12       $.14       $.41        $.11       $.17       $.11
Class A Common                          $.10       $.18       $.13       $.16       $.45        $.12       $.18       $.12

DILUTED EARNINGS PER SHARE:
Common                                  $.10       $.16       $.12       $.14       $.40        $.11       $.17       $.11
Class A Common                          $.10       $.18       $.13       $.16       $.44        $.12       $.18       $.12


(1) Quarter ended January 31, 1997 results include a one-time amount of $3.25 million received in settlement of unpaid percentage rents from a tenant (see Note 3).


(13) SUBSEQUENT EVENTS

On December 11, 1998 the Company sold 162,500 Class A Common shares in a private placement with certain individual investors for net proceeds of $1.3 million.

On December 11, 1998 the Company acquired the general partner interest in a limited partnership which owns the Arcadian Shopping Center in Briarcliff, New York. The limited partners contributed the property subject to a $6.3 million first mortgage and are entitled to preferential distributions of cash flow from the property. The limited partners have a right to exchange a portion of their interests for cash and may after a specified period of time put the remainder of their limited partnership interests to the Company for either cash or units of Class A Common stock of the Company. The Company has the option to purchase the limited partners interests after a specified period for cash. The partnership agreement, among other things, places certain restrictions on the sale or refinancing of the property without the limited partners' consent.

On December 21, 1998, the Company obtained a commitment from an insurance company for a $15 million non recourse first mortgage loan secured by one of its retail properties having a net book value of $21.4 million at October 31, 1998. The mortgage loan will have a term of 10 years and bear interest at a fixed rate of 7.375%.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Urstadt Biddle Properties Inc.:

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (formerly HRE Properties, Inc.) and subsidiaries (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended October 31, 1998. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urstadt Biddle Properties Inc. and subsidiary as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

New York, New York
December 21, 1998


HRE PROPERTIES, INC.
OCTOBER 31 1998
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------
     COL. A          COL. B               COL. C                     COL. D                           COL. E               COL. F
------------------------------------------------------------------------------------------------------------------------------------



                                    Initial Cost to Company  Cost Capitalized Subsequent  Amount at which Carried at Close of Period
                                    -----------------------      to Aquisition            ------------------------------------------
                                                                 -------------                                           Accumulated
Depreciation and                              Building &    Carrying     Building &           Building &                Depreciation
    Location      Encumbrances     Land      Improvements     Costs     Improvements    Land  Improvements        TOTAL   (Note (b))
                                   ----
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO OPERATING LEASES (NOTE (A)):
OFFICE BUILDINGS:
Greenwich, CT                $0        $199          $795        $0          $64         $199          $859       $1,058        $136
Greenwich, CT                 0         111           444         0           21          111           465         $576          67
Greenwich, CT                 0         570         2,359         0          180          570         2,539       $3,109          37
Southfield, MI                0       1,000        10,280         0        2,068        1,000        12,348      $13,348       5,400
                              -       -----        ------         -        -----        -----        ------      -------       -----
                              0       1,880        13,878         0        2,333        1,880        16,211       18,091       5,640
                              -       -----        ------         -        -----        -----        ------       ------       -----
SHOPPING CENTERS:
Springfield, MA               0       1,372         3,656         0       14,351        1,372        18,007      $19,379       6,725
Farmingdale, NY           2,275       1,027         4,174         0          228        1,027         4,402       $5,429         769
Somers, NY                1,955         821         2,600         0            2          821         2,602       $3,423         435
Wayne, NJ                     *       2,492         9,966         0          402        2,492        10,368      $12,860       1,636
Eastchester, NY           4,932       1,500         6,128         0            0        1,500         6,128       $7,628         153
Jonesboro, GA                 0           0         2,430         0            0            0         2,430       $2,430          56
Meriden, CT                   0       5,000        20,309         0          553        5,000        20,862      $25,862       3,321
Danbury, CT                   *       3,850        15,811         0        1,031        3,850        16,842      $20,692       1,792
Tempe, AZ                     0         114           766         0            0          114           766         $880          53
Carmel, NY                    0       1,763         5,973         0          289        1,763         6,262       $8,025         505
Ridgefield, CT                0         900         3,793         0          121          900         3,914       $4,814          32
Darien, CT                    0       4,260        17,192         0           13        4,260        17,205      $21,465          72
                              -       -----        ------         -           --        -----        ------      -------          --
                          9,162      23,099        92,798         0       16,990       23,099       109,788      132,887      15,549
                          -----      ------        ------         -       ------       ------       -------      -------      ------
DEPARTMENT STORES:
Tempe, AZ                     0         378         1,518         0          970          378         2,488       $2,866       1,521
Mesa, AZ                      0         440         1,631         0          989          440         2,620       $3,060       1,599
                              -         ---         -----         -          ---          ---         -----       ------       -----
                              0         818         3,149         0        1,959          818         5,108        5,926       3,120
                              -         ---         -----         -        -----          ---         -----        -----       -----
INDUSTRIAL SERVICE CENTER:
Syracuse, NY                  0         253           530         0            0          253           530         $783         194
                              -         ---           ---         -            -          ---           ---         ----         ---
                              0         253           530         0            0          253           530          783         194
                              -         ---           ---         -            -          ---           ---          ---         ---
MIXED USE FACILITY: RETAIL/OFFICE:
Newington, NH             4,341         421         1,997         0        4,876          421         6,873       $7,294       3,260
                          -----         ---         -----         -        -----          ---         -----       ------       -----
                          4,341         421         1,997         0        4,876          421         6,873        7,292       3,260
                          -----         ---         -----         -        -----          ---         -----        -----       -----
LAND:
Newington, NH                 0         305             0         0            0          305             0         $305           0
Denver, CO                    0         799             0         0            0          799             0         $799           0
                              -         ---             -         -            -          ---                                      -
                              0       1,104             0         0            0        1,104             0        1,104           0
                              -       -----             -         -            -        -----             -        -----           -

                        $13,503     $27,575      $112,352        $0      $26,158      $27,575      $138,510     $166,083     $27,763
                        =======     =======      ========        ==      =======      =======      ========     ========     =======


HRE PROPERTIES, INC.
OCTOBER 31 1998
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
                                   -----------------------------------
                                       COL. G/H          COL. I
                                   -----------------------------------
                                                    Life on which
                                                   depreciation for
                                                     building and
                                       Date     improvements in latest
                                    Constructed   income statement is
                                     Acquired    computed (Note (d))

                                  -----------------------------------
REAL ESTATE SUBJECT TO OPERATING LEASES (NOTE (A)):
OFFICE BUILDINGS:
Greenwich, CT                        1993                  31.5
Greenwich, CT                        1994                  31.5
Greenwich, CT                        1998                  31.5
Southfield, MI                       1983                    35

SHOPPING CENTERS:
Springfield, MA                      1970                    40
Farmingdale, NY                      1993                  31.5
Somers, NY                           1992                    31
Wayne, NJ                            1992                    31
Eastchester, NY                      1997                    31
Jonesboro, GA                        1997                    31
Meriden, CT                          1993                  31.5
Danbury, CT                          1994                  31.5
Tempe, AZ                            1996                    40
Carmel, NY                           1995                  31.5
Ridgefield, CT                       1998                    40
Darien, CT                           1998                    40

DEPARTMENT STORES:
Tempe, AZ                            1970                    40
Mesa, AZ                             1971                    40

INDUSTRIAL SERVICE CENTER:
Syracuse, NY                         1973                    40

MIXED USE FACILITY: RETAIL/OF
Newington, NH                        1979                    40

LAND:
Newington, NH                        1981
Denver, CO                           1988




--------------------------------------------------------------------------------------------------------
          COL. A               COL. B                 COL. C                          COL. D
--------------------------------------------------------------------------------------------------------

                            ........................................      .........................


      Description and                                  Building &         Carrying    Building &
         Location           Encumbrances     Land     Improvements          Costs    Improvements
--------------------------------------------------------------------------------------------------------
REAL ESTATE SUBJECT TO FINANCING LEASES (NOTE (C)):
INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)

St. Louis, MO                          $0       $523         $2,253              $0         $2,363
Dallas, TX                              0        193          2,266               0          4,195
Deferred Lease
Renewal Rights                          0          0              0               0              0
                                        -          -              -               -              -
                                        0        716          4,519               0          6,558
                                        -        ---          -----               -          -----

INDUSTRIAL DISTRIBUTION CENTER:
(Leased to Firestone Tire and Rubber Company)

Albany, GA                              0        835          3,343               0              0
                                        -        ---          -----               -              -
                                        0        835          3,343               0              0
                                        -        ---          -----               -              -

TOTAL REAL ESTATE
SUBJECT TO FINANCING
LEASES (Note (c)):                      0     $1,551         $7,862               0         $7,862
                                        =     ======         ======               =         ======



                                            -----------------------------------------------------------------------------
                                                             COL. E                        COL. F       COL. G/H
                                            -----------------------------------------------------------------------------
                                            .........................................
                                                                                      Net Investment
                                              Remaining                                in Properties      Date
                                            Minimum Lease    Residual      Unearned      Subject to    Constructed
                                               Payments        Value        Income    Financing Leases or Acquired
                                            ------------------------------------------------------------------------
REAL ESTATE SUBJECT TO FINANCING LEASES (NOTE (C)):
INDUSTRIAL DISTRIBUTION CENTERS:
(Leased to Chrysler Corporation)

St. Louis, MO                                      $839        $1,166       $ (104)          $1,901        1970
Dallas, TX                                        1,189           841         (121)           1,909        1970
Deferred Lease
Renewal Rights                                      269             0            0              269        1981
                                                    ---             -            -              ---
                                                  2,297         2,007         (225)           4,079
                                                  -----         -----                         -----

INDUSTRIAL DISTRIBUTION CENTER:
(Leased to Firestone Tire and Rubber Company)

Albany, GA                                           936           100         (110)             926        1972
                                                     ---           ---                           ---
                                                     936           100         (110)             926
                                                     ---           ---                           ---

TOTAL REAL ESTATE
SUBJECT TO FINANCING
LEASES (Note (c)):                                $3,233        $2,107        ($335)          $5,005
                                                  ======        ======        ======          ======




URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 1998
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)
--------------------------------------------------------------------------------

NOTES:                                                                        1998         1997         1996
                                                                              ----         ----         ----
(A) RECONCILIATION OF REAL ESTATE
OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year                                              $134,336      140,648     $154,005
Property improvements during the year                                        2,155        2,673        5,263
Property acquired during the year                                           29,592       10,057          880
Property contributed to unconsolidated joint venture                           ---      (19,042)         ---
Property sold during the year                                                  ---          ---      (19,500)
                                                                          --------     --------     --------

Balance at end of year                                                    $166,083     $134,336     $140,648
                                                                          ========     ========     ========

(B) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                               $23,653      $26,536      $29,935
Provision during the year charged to income                                  4,110        3,555        4,454
Property contributed to unconsolidated joint venture                           ---       (6,438)         ---
Property sold during the year                                                  ---          ---       (7,853)
                                                                          --------     --------     --------

Balance at end of year                                                     $27,763      $23,653      $26,536
                                                                          ========     ========     ========

(C)   RECONCILIATION  OF  REAL  ESTATE  OWNED
SUBJECT TO FINANCING LEASES

Balance at beginning of year                                                $6,133       $7,154       $8,108
Recovery of  investment  in  properties  owned  subject to  financing
leases and amortization of deferred renewal rights                          (1,128)      (1,021)        (954)
                                                                          --------     --------     --------
Balance at end of year                                                      $5,005       $6,133       $7,154
                                                                          ========     ========     ========


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

(f) The aggregate cost basis for Federal income tax purposes at October 31, 1998 is $178,582,000.

URSTADT BIDDLE PROPERTIES INC
OCTOBER 31 1998
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

----------------------------------------------------------------------------------------------------------------
        COL. A                  COL. B              COL. C                          COL. D
----------------------------------------------------------------------------------------------------------------


                             Interest Rate       Final Maturity
                             -------------
     Description         Coupon      Effective       Date                   Periodic Payment Terms
----------------------------------------------------------------------------------------------------------------

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (NOTES (C) AND (D)):
--------------------------------------------------------------------

Retail Store:
  Erie, PA                      9%           14%   1-Jul-13         Payable in monthly installments of $10,787.

Retail Store:
  Riverside, CA                 9%           12%   15-Jan-13        Payable in quarterly installments of $54,313.

Total First Mortgage Loans


II. SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (NOTES (C) AND (D)):
------------------------------------------------------------------

Retail Store:
  Riverside, CA                 9%           12%   15-Jan-01        Payable in quarterly installments of $21,135

TOTAL MORTGAGE LOANS ON REAL ESTATE



-------------------------------------------------------------------------------
                                               COL. E              COL. F
-------------------------------------------------------------------------------
                                                 Remaining Face
                                         Amount of        Carrying Amount
                                     Mortgages (Note (b)of Mortgage (Note (a))
                                       (In Thousands)      (In Thousands)
-------------------------------------------------------------------------------

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (NOTES (C) AND (D)):
--------------------------------------------------------------------

Retail Store:
  Erie, PA                                    $1,057              $  807

Retail Store:
  Riverside, CA                               $1,980              $1,636
                                              ------              ------

Total First Mortgage Loans                    $3,037              $2,443


II. SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (NOTES (C) AND (D)):
------------------------------------------------------------------

Retail Store:
  Riverside, CA                               $  170              $  164

TOTAL MORTGAGE LOANS ON REAL ESTATE           $3,207              $2,607
                                              ======              ======




URSTADT BIDDLE PROPERTIES INC
OCTOBER 31 1998
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)


NOTES TO SCHEDULE IV                                                                   Year Ended October 31
                                                                                       ---------------------

Reconciliation of Mortgage Loans on Real Estate

                                                                                  1998             1997             1996
                                                                                  ----             ----             ----
(A) BALANCE AT BEGINNING OF PERIOD:                                             $3,605           $3,706           $3,937

  Deductions during current period:

       Prepayment of Mortgage Loan                                                (893)             ___             (143)

       Collections of principal and amortization of discounts                     (105)            (101)             (88)
                                                                                ------            ------           ------

Balance at close of period:                                                     $2,607           $3,605           $3,706
                                                                                ======           ======           ======

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 1998 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)  There are no prior liens for any of the Mortgage Loans on Real Estate.
(e)  The first mortgage loan on this property is held by the Company.


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            URSTADT BIDDLE PROPERTIES INC.

                                            By:/s/ Charles J. Urstadt
                                               ---------------------------------
                                            Charles J. Urstadt
                                            Chairman and Chief Executive Officer

Dated: January 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Charles J. Urstadt                                        January 28, 1999
---------------------------------
Charles J. Urstadt
Chairman and Director
(Principal Executive Officer)

/s/ Willing L. Biddle                                        January 28, 1999
---------------------------------
Willing L. Biddle
President and Director


/s/ James R. Moore                                           January 28, 1999
---------------------------------
James R. Moore
Executive Vice President - Chief
  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ E. Virgil Conway                                         January 28, 1999
---------------------------------
E. Virgil Conway
Director

/s/ Robert R. Douglass                                       January 28, 1999
---------------------------------
Robert R. Douglass
Director

/s/ Peter Herrick                                            January 28, 1999
---------------------------------
Peter Herrick
Director

/s/ George H. C. Lawrence                                    January 28, 1999
---------------------------------
George H. C. Lawrence
Director

/s/ Paul D. Paganucci                                        January 28, 1999
---------------------------------
Paul D. Paganucci
Director

/s/ Charles D. Urstadt                                       January 28, 1999
---------------------------------
Charles D. Urstadt
Director

/s/ James O. York                                            January 28, 1999
---------------------------------
James O. York
Director

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated Decmber 21, 1998 included in this Annual Report on Form 10-K for the year ended October 31, 1998 of Urstadt Biddle Properties Inc. (formerly HRE Properties) into its previously filed Registration Statements on Form S-3 (No.33-57119), Form S-4 (No. 333-19113) and Form S-8 (No.2-93146 and No.
33-41408), and to the reference to our Firm under the caption "Experts" in said Registration Statements.

                                                    ARTHUR ANDERSEN LLP

New York, New York
January 25, 1999