Form 10-Q
period 1999-01-31
URSTADT BIDDLE PROPERTIES INC
filed 1999-03-15
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For Quarter Ended January 31, 1999                Commission File Number 1-12803

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

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 5,219,965 Common Shares, par value $.01 per share and 5,393,122 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 13 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 13 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets--January 31, 1999 and October 31, 1998.

          Consolidated Statements of Income--Three months ended January 31, 1999 and 1998,

          Consolidated Statements of Cash Flows--Three months ended January 31, 1999 and 1998.

          Consolidated Statements of Stockholders' Equity--Three months ended January 31, 1999 and 1998.

          Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION
---------------------------
Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                       JANUARY 1999     October 1998
                                                                                       ------------     ------------
  ASSETS
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                        $134,565         $122,975
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                        19,833           20,350
      Investment in unconsolidated joint venture                                            9,703            9,470
      Mortgage notes receivable                                                             2,581            2,607
                                                                                         --------         --------
                                                                                          166,682          155,402
  Cash and cash equivalents                                                                 4,267            3,900
  Interest and rent receivable                                                              2,551            2,445
  Deferred charges, net of accumulated amortization                                         2,052            2,320
  Other assets                                                                              1,612              972
                                                                                         --------         --------
                                                                                         $177,164         $165,039
                                                                                         ========         ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
  Bank loans                                                                              $ 8,000          $ 6,000
  Mortgage notes payable                                                                   39,115           32,900
  Accounts payable and accrued expenses                                                     1,144            1,127
  Dividends payable                                                                           786                -
  Deferred directors' fees and officers' compensation                                         677              646
  Other liabilities                                                                         1,449            1,450
                                                                                         --------         --------
                                                                                           51,171           42,123
                                                                                         --------         --------
  Minority Interests                                                                        5,163            2,125
                                                                                         --------         --------
  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized:
      8.99% Series B Senior  Cumulative  Preferred stock,  (liquidation
      preference of $100 er share); 350,000 shares issued and outstanding                  33,462           33,462
                                                                                         --------         --------
  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                             -                -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      5,219,965 and 5,221,602 outstanding shares in 1999 and 1998, respectively                52               52
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      5,393,122 and 5,193,650 outstanding shares in 1999 and 1998, respectively                55               52
      Additional paid in capital                                                          120,152          118,558
      Cumulative distributions in excess of net income                                    (30,599)         (29,699)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                         (2,292)          (1,634)
                                                                                         --------         --------
                                                                                           87,368           87,329
                                                                                         --------         --------
                                                                                         $177,164         $165,039
                                                                                         ========         =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED  STATEMENTS OF INCOME
(In thousands, except per share data)


                                                         Three Months Ended January 31,
                                                         ------------------------------
                                                           1999                  1998
                                                           ----                  ----
REVENUES:
    Operating leases                                     $ 6,679             $ 5,525
    Financing leases                                          70                  88
    Interest and other                                       150                 228
    Equity in income of unconsolidated joint venture          34                  28
                                                           -----               ------
                                                           6,933               5,869
                                                           -----               -----
OPERATING EXPENSES:
    Property expenses                                      2,150               1,894
    Interest                                                 877                 928
    Depreciation and amortization                          1,390               1,216
    General and administrative expenses                      614                 523
    Directors' fees and expenses                              51                  59
                                                           -----               -----
                                                           5,082               4,620
                                                           -----               -----
OPERATING INCOME BEFORE MINORITY INTERESTS                 1,851               1,249

 MINORITY INTEREST IN RESULTS OF CONSOLIDATED
 JOINT VENTURES                                              104                 -
                                                           -----               -----
NET INCOME                                                 1,747               1,249
 Preferred Stock Dividends                                   786                 210
                                                           -----               -----
NET INCOME APPLICABLE TO COMMON AND CLASS A COMMON
 STOCKHOLDERS                                              $ 961              $1,039
                                                           =====               =====
BASIC EARNINGS PER SHARE:
Common                                                      $.09                $.10
                                                            ====                ====
Class A Common                                              $.10                $.11
                                                            ====                ====
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Common                                                     5,085               5,120
                                                           =====               =====
Class A Common                                             5,177               5,120
                                                           =====               =====
DILUTED EARNINGS PER SHARE:
Common                                                      $.10                $.09
                                                            ====               =====
Class A Common                                              $.10                $.10
                                                            ====               =====
WEIGHTED AVERAGE NUMBER OF  SHARES OUTSTANDING:
Common and Common Equivalent                               5,206               5,265
                                                           =====               =====
Class A Common and Class A Common Equivalent               5,514               5,265
                                                           =====               =====


The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                  Three Months Ended January 31,
                                                                                  ------------------------------
                                                                                       1999           1998
                                                                                       ----           ----
    OPERATING ACTIVITIES:
      Net income                                                                      $1,747         $1,249
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                1,390          1,216
          Amortization of restricted stock                                               103             60
          Recovery of investment in properties owned
            subject to financing leases                                                  300            282
          Equity in income of unconsolidated joint venture                               (34)           (28)
          Increase in interest and rent receivable                                      (106)          (372)
          Increase (decrease) in accounts payable and accrued expenses                    17             (9)
          (Increase) in other assets and other liabilities, net                         (610)           (97)
                                                                                      ------          -----
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                    2,807          2,301
                                                                                       -----          -----
      INVESTING ACTIVITIES:
          Acquisitions of properties                                                  (2,758)          (475)
          Improvements to properties and deferred charges                               (388)          (317)
          Deposits on acquisitions                                                        -            (510)
          Investment in unconsolidated joint venture                                    (199)           (57)
          Payments received on mortgage notes receivable                                  26             28
          Miscellaneous                                                                   -             (81)
                                                                                      ------          -----
          NET CASH (USED IN) INVESTING ACTIVITIES                                     (3,319)        (1,412)
                                                                                      ------          -----
      FINANCING ACTIVITIES:
          Proceeds from sale of preferred stock                                          -           33,500
          Proceeds from bank loans                                                     2,000            -
          Proceeds from sales of additional Common and Class A Common Shares           1,370             83
          Dividends paid - Common and Class A Common Shares                           (1,861)        (1,638)
          Purchases of Common and Class A Common  Shares                                (534)           -
          Payments on mortgage notes payable                                             (96)        (9,269)
                                                                                      ------          -----
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                      879         22,676
                                                                                      ------         ------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                                          367         23,565
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,900          1,922
                                                                                      ------          -----
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $4,267        $25,487
                                                                                      ======        =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC..
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)


                                                                                                        Unamortized
                                                                                                        Restricted
                                  Common Stock     Class A Common Stock            (Cumulative          Stock
                               Outstanding          Outstanding            Additional  Distributions    Compensation
                                 Number of     Par    Number of        Par    Paid In  In Excess of     and Notes
                                    Shares   Value       Shares      Value    Capital  Net Income)      Receivable     Total
                                  --------   -----     --------      -----    -------  -----------      ----------     ------
BALANCES - OCTOBER 31, 1997      5,167,495    $51         -           $ -    $117,763    $(28,530)          $(994)     88,290
Net Income Applicable to
Common    and Class A Common          -        -          -             -         -         1,039           -          1,039
stockholders
One-for-one stock split
  effected in the form of a
 Dividend of a new issue of
 Class A Common Stock                 -        -    5,226,991          52         (52)         -            -            -
Cash dividends paid :
  Common Stock ($.32 per share)       -        -         -              -         -        (1,638)          -         (1,638)
Sale of additional Common shares
 under dividend reinvestment         3,960     -         -              -          77          -            -             77
    plan
Exercise of stock options              437     -         -              -           6          -            -              6
Common shares issued under
  restricted stock plan - net       49,750     -         -              -       1,008          -           (1,008)        -
Amortization of restricted stock
   compensation                       -        -         -              -         -            -               60         60
                                ---------  -------  --------        ------    -------    --------          ------     -------
BALANCES - JANUARY 31, 1998      5,221,642    $51   5,226,991         $52    $118,802    $(29,129)        $(1,942)   $87,834
                                ========== =======  =========       ======   ========   =========        ========    =======
BALANCES - OCTOBER 31, 1998      5,221,602    $52   5,193,650         $52    $118,558    $(29,699)        $(1,634)   $87,329
Net Income Applicable to
Common    and Class A Common          -        -       -               -          -           961           -            961
stockholders
Cash dividends paid :
  Common Stock ($.17 per share)       -        -       -               -          -          (863)           -          (863)
  Class A Common Stock ($.19
  per share)                          -        -       -               -          -          (998)           -          (998)
Sales of additional Class A
   Common shares                      -        -      162,500           2       1,298          -             -         1,300
Sale of additional Common shares
  and Class A Common shares
  under dividend reinvestment        4,163     -        4,472          -           70          -             -            70
   plan
Common and Class A shares issued
  under restricted stock plan       46,500     1       46,500           1         759          -             (761)        -
Amortization of restricted stock
  compensation                        -        -            -          -          -            -              103        103
Purchases of shares                 52,300)   (1)     (14,000)         -         (533)         -             -          (534)
                                   -------  ------    -------      ------       -----       -----         --------    --------
BALANCES - JANUARY 31, 1999      5,219,965    $52   5,393,122         $55    $120,152    $(30,599)        $(2,292)   $87,368
                                 =========  ======  =========      ======    ========   =========         ========    =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Business
--------

Urstadt Biddle Properties Inc., (the "Company") a real estate investment trust, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended October 31, 1998.

EARNINGS PER SHARE
------------------

The Company has adopted the provisions of Financial Accounting Standards No. 128
- "Earnings Per Share". Statement No. 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 25 with the presentation of basic and diluted EPS. Basic EPS excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted number of Common shares and Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company. Since the cash dividends declared on the Company's Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                      Three Months Ended
                                                                                            January
                                                                                      1999         1998
                                                                                      ----         -----
NUMERATOR
Net income  applicable to Common and Class A Common stockholders - basic              $ 961       $1,039
Effect of dilutive securities:
  Operating partnership units                                                           104          -
                                                                                      ------      ------
Net income applicable to Common and Class A Common Stockholders - diluted            $1,065       $1,039
                                                                                      ======      ======
DENOMINATOR
Denominator for basic EPS-weighted average Common shares                              5,085        5,120
Effect of dilutive securities:
  Stock options and awards                                                               66           90
  Operating partnership units                                                            55           55
                                                                                      ------      ------
Denominator for diluted EPS - weighted average Common shares                          5,206        5,265
                                                                                      ======      ======
Denominator for basic EPS - weighted average Class A Common shares                    5,177        5,120
Effect of dilutive securities:
  Stock options and awards                                                               68           90
  Operating partnership units                                                           269           55
                                                                                     ------       ------
Denominator for diluted EPS - weighted average Class A Common shares                  5,514        5,265
                                                                                      =====        =====

STOCKHOLDERS' EQUITY
--------------------

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

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to an aggregate of 250,000 Class A Common shares or Common shares. During the three months ended January 31, 1999, the Company awarded 46,500 Common shares and 46,500 Class A Common shares (50,250 Common shares in 1998) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized
restricted  stock   compensation  and  is  shown  as  a  separate  component  of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

In fiscal 1996, the Company's Board of Directors authorized a program to purchase up to one million of the Company's Class A Common and Common shares periodically. During the three months ended January 31, 1999, the Company purchased 52,300 Common shares and 14,000 Class A Common shares under this program at an aggregate cost of $534.000.

REAL ESTATE INVESTMENTS
-----------------------

On December 11, 1998, the Company acquired the general partner interest in a limited partnership which owns the Arcadian Shopping Center in Briarcliff, New York. The limited partners contributed the property subject to a $6.3 million first mortgage and are entitled to preferential distributions of cash flow from the property. The limited partners have a right to exchange a portion of their interests for cash and may after a specified period put the remainder of their limited partnership interests to the Company for either cash or units of Class A Common stock of the Company. On January 9, 1999 two limited partners exchanged a portion of their units for cash of approximately $2,025,000. The Company has the option to purchase the limited partners interests after a specified period for cash. The partnership agreement, among other things, places certain restrictions on the sale or refinancing of the property without the limited partners' consent for a specified period; therafter the partnership agreement imposes no such restrictions. The limited partner's interest in the partnership is reflected in the accompanying consolidated financial statements as minority interest.

The contribution of the property and the assumption of the first mortgage by the partnership represent noncash investing and financing activities and therefore are not included in the accompanying consolidated statement of cash flows.

COMMITMENT
----------

The Company has a commitment from an insurance company for a $15 million non recourse first mortgage loan secured by one of its retail properties having a net book value of $21.4 million at January 31, 1999. The mortgage loan will have a term of 10 years and bear interest at a fixed rate of 7.375%, with 25 year amortization.

SUBSEQUENT EVENT
----------------

In February 1999, the Company purchased a 28,000 square foot retail property including four acres of land for a purchase price of $1,900,000, all cash.

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

At January 31, 1999, the Company had cash and cash equivalents of $4.2 million compared to $3.9 million at October 31 1998. The Company also has $25 million in unsecured short-term lines of credit with two major commercial banks and a $20 million secured revolving credit facility with one of the commercial banks. The credit lines and revolving credit facility are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The short-term credit lines expire at various periods in 1999 and outstanding borrowings, if any, may be repaid from proceeds of long-term debt financings or sales of properties. At January 31, 1999, the Company had outstanding borrowings of $8 million under the short-term lines of credit. It is the Company's intent to renew the short-term credit lines as they expire in 1999. The Company's $20 million secured revolving credit facility expires in 2005 and borrowings under the secured revolving credit facility can be repaid and borrowed again during the term of the facility. At January 31, 1999, long-term debt consists of mortgage notes payable totaling $19.7 million and outstanding borrowings of $19.4 million under the secured revolving credit facility. The Company has a commitment from an insurance company for a $15 million non-recourse first mortgage on one of its core properties. The mortgage is expected to close in the second quarter of fiscal 1999.

In June 1998, the Board of Directors declared a special stock dividend on the Company's Common Shares consisting of one share of a newly created class of Class A Common Shares. The establishment and issuance of the Class A Common Shares is intended to provide the Company with the flexibility to raise equity capital to finance acquisition of properties and further the growth of the Company. Such securities may be utilized as consideration in connection with the acquisition of properties by the Company and for employee compensation purposes, in each case without diluting the voting power of the Company's existing stockholders. The Company utilized securities in this manner to facilitate its most recent shopping center acquisition in Briarcliff, New York. (See below). In December 1998, the Company sold 162,500 shares of Class A Common Stock for an aggregate consideration of $1.3 million pursuant to a stock purchase agreement with certain private investors.

The Company expects to make real estate investments periodically. During the first quarter of fiscal 1999, the Company acquired the Arcadian Shopping Center in Briarcliff, New York. The property was funded through, (a) the issuance of 637,741 operating partnership units (OPU's) which are exchangeable into an equivalent number of Class A Common Shares after a specified period or cash and
(b) the assumption of a $6.3 million first mortgage on the property. On January 9, 1999,two limited partners exchanged a total of 255,096 OPU's for cash of approximately $2,025,000.The Company also invests in its existing properties and, during the first quarter of fiscal 1999 spent approximately $550,000 on its properties for capital improvement and leasing costs.

The Company's Board of Directors has authorized the purchase of up to one million of the Company's Common and Class A Common shares over the next two to three years. The repurchase program is subject to termination at any time for, among other reasons, prevailing market prices, availability of cash resources and alternative investment opportunities. In the first quarter, the Company repurchased 52,300 Common shares and 14,000 Class A Common shares for an aggregate cost of $534,000 from available cash. The Company expects to fund the cost of future share purchases, if any, from available cash.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income computed in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry, excluding gains or losses on debt restructuring and sales of property, the elimination of significant non-recurring charges and credits and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the NAREIT guidelines for the three month periods ended January 31, 1999 and 1998 (amounts in thousands):

                                                                                          Three months ended January 31
                                                                                          -----------------------------
                                                                                               1999            1998
                                                                                               ----            ----
Net Income Applicable to Common and Class A Common Stockholders                                $961          $1,039

Plus: Real property depreciation, amortization of tenant improvement and lease acquisition costs and recoveries of investments in properties
         subject to finance leases                                                            1,577           1,393

         Adjustments for unconsolidated joint venture                                           165             192
                                                                                                ---             ---

Funds from Operations                                                                        $2,703          $2,624
                                                                                             ======          ======


RESULTS OF OPERATIONS

Revenues

Operating lease revenue increased 20.9% in the first quarter of fiscal 1999 from the comparable period in fiscal 1998. The increase in operating lease revenues results principally from additional rental income earned from the addition of four properties purchased in 1998. Such revenues amounted to $1,100,000 in the three months ended January 31, 1999. Operating lease revenue for properties owned in both the first quarter of fiscal 1999 and 1998 were generally unchanged in the first quarter of fiscal 1999 when compared to the same period in the year ago quarter.

The Company's properties were more than 96% leased at January 31, 1999, unchanged from the end of the last fiscal quarter.

Interest income decreased in the three months ended January 31, 1999. During the first quarter of fiscal 1998, the Company reinvested the net proceeds from a $35 million preferred stock issue sold in January, 1998, into short-term cash investments until such time as the proceeds were used to make additional real estate investments or repayment of outstanding mortgage indebtedness.

Expenses

Total expenses amounted to $5,082,000 in the first quarter of fiscal 1999 compared to $4,620,000 in the same period last year. The largest expense category is property expenses of the real estate operating properties. The increase in property expenses in fiscal 1999 reflect the effect of the acquisition of four properties during fiscal 1998. Property expenses related to properties acquired in 1998 increased operating expenses by $285,000 in the first quarter of fiscal 1999. Property expenses in fiscal 1999 for properties owned during both fiscal 1999 and 1998 increased by less than 2% compared to the same period in fiscal 1998.

Interest expense decreased from the repayment of $24.1 million of mortgage notes payable in fiscal 1998. However, the Company increased borrowings on its short-term bank and secured revolving credit facilities to complete the acquisition of certain properties.

Depreciation and amortization expense increased principally from the acquisition of four properties during fiscal 1998.

General and administrative expenses increased in fiscal 1999 from higher legal and other professional costs and compensation expense related to restricted stock issued to key employees of the Company.

Impact of Year 2000

The Company has assessed the Year 2000 issue to determine the impact, if any, on its operations. The Company has determined that it will not be required to significantly modify or replace its existing hardware or software programs so that its business systems are able to process information beyond 1999.

The Company has also completed a survey of all of its key tenants, vendors, banks and other parties to determine the extent to which the Company is vulnerable in the event those parties fail to remediate their own Year 2000 issue. The Company plans to complete the Year 2000 project during the second quarter of fiscal 1999. The estimated costs attributable to the purchase of new computer equipment and software, third party modification plans, consulting fees, etc. are not expected to have a material effect on the Company's results of operations in fiscal 1999.

                           PART II - OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K

         During the first quarter of fiscal 1999, the Registrant  filed with the
         Commission:

         (1) An Amendment to Current Report on Form 8-K filed as of November 11, 1998. Such report referred under Item 5 to the acquisition of a 95,628 square foot shopping center for a purchase price of $21,400,000.

         (2) The Registrant filed with the Commission a Current Report on Form 8-K dated November 5, 1998. Such report referred under
                  Item 5 to the adoption of a new shareholder's rights plan, and in connection with the adoption of such plan, the declaration of a dividend distribution of one right for each outstanding share of Common Stock, par value $.01 per share, and each outstanding share of Class A Common Stock, par value $.01 per share, of the Registrant to shareholders of record at the close of business on November 13, 1998 (the "Declaration Date").


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

Dated: March 15, 1999