Form 10-Q
period 1999-04-30
URSTADT BIDDLE PROPERTIES INC
filed 1999-06-14
CIK 1029800

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended April 30, 1999                  Commission File Number 1-12803
                  --------------                                         -------

                         URSTADT BIDDLE PROPERTIES INC.
                  -------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                              04-2458042
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

321 Railroad Avenue, Greenwich, CT                                       06830
----------------------------------                                       -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 5,256,192 Common Shares, par value $.01 per share and 5,437,157 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No  [ ]

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 13 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO13 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--April 30, 1999 and October 31, 1998.

             Consolidated Statements of Income--Three months ended April 30, 1999 and 1998; Six months ended April 30, 1999 and 1998

             Consolidated Statements of Cash Flows--Six months ended April 30, 1999 and 1998.

             Consolidated Statements of Stockholders' Equity--Six months ended April 30, 1999 and 1998.

             Notes to Consolidated Financial Statements - April 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION
---------------------------

Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES
----------

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

  ASSETS                                                                        April 30,        October 31,
                                                                                  1999             1998
                                                                                  ----             ----
                                                                               (Unaudited)
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                $135,658     $122,975
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                19,304       20,350
      Investment in unconsolidated joint venture                                    9,515        9,470
      Mortgage notes receivable                                                     2,555        2,607
                                                                                    -----        -----
                                                                                  167,032      155,402

  Cash and cash equivalents                                                         1,790        3,900
  Interest and rent receivable                                                      2,740        2,445
  Deferred charges, net of accumulated amortization                                 2,131        2,320
  Other assets                                                                      2,406          972
                                                                                    -----          ---
                                                                                 $176,099     $165,039
                                                                                 ========     ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
  Bank loans                                                                      $ 8,000      $ 6,000
  Mortgage notes payable                                                           39,007       32,900
  Accounts payable and accrued expenses                                             1,126        1,127
  Deferred directors' fees and officers' compensation                                 135          646
  Other liabilities                                                                 1,688        1,450
                                                                                    -----        -----
                                                                                   49,956       42,123
                                                                                  -------       ------

  Minority Interests                                                                5,163        2,125
                                                                                    -----        -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized: 8.99%
      Series B Senior  Cumulative  Preferred stock,  (liquidation  preference of
      $100 per share); 350,000 shares issued and outstanding in 1999 and 1998      33,462       33,462
                                                                                   ------       ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
         none issued and outstanding                                                 -             -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
         5,256,192 and 5,221,602 outstanding shares in 1999 and 1998, respectively     52           52
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
         5,437,157 and 5,193,650 outstanding shares in 1999 and 1998, respectively     55           52
      Additional paid in capital                                                  120,790      118,558
      Cumulative distributions in excess of net income                            (31,215)     (29,699)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                 (2,164)      (1,634)
                                                                                  -------      -------
                                                                                   87,518       87,329
                                                                                   ------       ------
                                                                                 $176,009     $165,039
                                                                                 ========     ========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                                  Six Months Ended      Three Months Ended
                                                                      April 30                April 30
                                                                ---------------------  ---------------------
                                                                      1999     1998      1999       1998
                                                                      ----     ----      ----       ----
Revenues:
    Operating leases                                               $14,010   $11,236    $7,331     $5,711
    Financing leases                                                   132       177        62         89
    Interest and other                                                 280       845       130        617
    Equity in income of unconsolidated joint venture                   162        61       128         33
                                                                       ---        --       ---         --
                                                                    14,584    12,319     7,651      6,450
                                                                    ------    ------     -----      -----
Operating Expenses:
    Property expenses                                                4,498     3,790     2,348      1,896
    Interest                                                         1,820     1,347       943        419
    Depreciation and amortization                                    2,857     2,262     1,467      1,046
    General and administrative expenses                              1,331       986       717        463
    Directors' fees and expenses                                       103       106        52         47
                                                                       ---       ---        --         --
                                                                    10,609     8,491     5,527      3,871
                                                                    ------     -----     -----      -----

Operating  Income before Minority Interests                          3,975     3,828     2,124      2,579

    Minority Interests in Results of Consolidated Joint Ventures       192        70        88         70
                                                                       ---        --        --         --

Net Income                                                           3,783     3,758     2,036      2,509

   Preferred Stock Dividends                                       (1,573)     (988)     (787)      (778)
                                                                   -------     -----     -----      -----

Net Income Applicable to Common and  Class A Common
Stockholders                                                        $2,210    $2,770    $1,249     $1,731
                                                                    ======    ======    ======     ======
Basic Earnings per Share:
Common                                                                $.21      $.26      $.12       $.16
                                                                      ====      ====      ====       ====
Class A Common                                                        $.22      $.28      $.12       $.18
                                                                      ====      ====      ====       ====
Weighted Average Number of Shares Outstanding:
Common                                                               5,080     5,130     5,077      5,123
                                                                     =====     =====     =====      =====
Class A Common                                                       5,228     5,130     5,281      5,123
                                                                     =====     =====     =====      =====
Diluted Earnings Per Share:
Common                                                                $.21      $.26      $.12       $.16
                                                                      ====      ====      ====       ====
Class A Common                                                        $.22      $.28      $.12       $.18
                                                                      ====      ====      ====       ====

Weighted Average Number of Shares Outstanding:
Common and Common Equivalent                                         5,133     5,298     5,200      5,291
                                                                     =====     =====     =====      =====
Class A Common and Class A Common Equivalent                         5,539     5,298     5,747      5,291
                                                                     =====     =====     =====      =====

       The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                               Months Ended April 30,
                                                                               ----------------------
                                                                                 1999         1998
                                                                                 ----         ----
      Operating Activities:
      Net income                                                               $3,783       $3,758
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                         2,857        2,262
          Compensation expense relating to  restricted stock                      231          130
          Recovery of investment in properties owned
             subject to financing leases                                          608          564
          Equity in income of unconsolidated joint venture                      (162)         (61)
          (Increase) decrease in interest and rent receivable                   (295)          332
          (Decrease) in accounts payable and accrued expenses                     (1)        (526)
          (Increase) in other assets and other liabilities, net               (1,457)        (165)
                                                                              -------        -----
          Net Cash Provided by Operating Activities                             5,564        6,294
                                                                                -----        -----

      Investing Activities:
          Acquisitions of properties                                          (4,592)      (3,535)
          Deposits on acquisitions                                              (250)        (300)
          Improvements to properties and deferred charges                     (1,317)        (968)
          Investment in unconsolidated joint venture                            (383)         (27)
          Distributions received from unconsolidated Joint Venture                500            -
          Payments received on mortgage notes receivable                           52          949
          Miscellaneous                                                           345            -
                                                                                  ---          ---
          Net Cash (Used in) Investing Activities                             (5,645)      (3,881)
                                                                              -------      -------

      Financing Activities:
          Proceeds from sale of preferred stock                                   ---       33,462
          Sales of additional Common and Class A Common shares                  2,008          152
          Proceeds from bank loan                                               2,000            -
          Dividends paid on Common and Class A Common shares                  (3,726)      (3,278)
          Dividends paid on Preferred Stock                                   (1,573)        (988)
          Purchases of Common and Class A Common shares                         (534)          ---
          Payments on mortgage notes payable                                    (204)     (23,614)
                                                                                -----     --------

          Net Cash Provided by (Used in) Financing Activities                 (2,029)        5,734
                                                                              -------        -----

      Net (Decrease) Increase In Cash and Cash Equivalents                    (2,110)        8,147
      Cash and Cash Equivalents at Beginning of Period                          3,900        1,922
                                                                                -----        -----

      Cash and Cash Equivalents at End of Period                               $1,790      $10,069
                                                                               ======      =======

       The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

                                                                                                          Unamortized
                                       Common Stock     Class A Common Stock                              Restricted
                                   ------------------    --------------------               (Cumulative      Stock
                                  Outstanding            Outstanding          Additional   Distributions  Compensation
                                    Number of     Par      Number of    Par    Paid In      In Excess of   and Notes
                                     Shares      Value      Shares     Value   Capital       Net Income)   Receivable    Total
                                   ----------    -----      -------    ------  --------     -------------  -----------   ------

Balances - October 31, 1997         5,167,495     $51            -    $    -  $117,763          $(28,530)       $(994)  $88,290
Net Income Applicable to
Common and Class A Common                   -       -            -         -        -              2,770            -     2,770
stockholders
One-for-one stock split
  Effected in the form of a
 Dividend of a new issue of
 Class A Common Stock                       -       -    5,226,991        52       (52)                -            -        -
Cash dividends paid :
  Common Stock ($.64 per share)             -       -            -         -        -             (3,278)           -    (3,278)
Sale of additional Common shares
  Under dividend reinvestment           7,414       -            -         -       140                 -            -       140
  plan
Exercise of stock options                 874       -            -         -        12                 -            -       12
Common shares issued under
  Restricted stock plan - net          47,750       -            -         -       971                 -         (971)       -
Amortization of restricted stock
   compensation                             -       -            -         -        -                  -          133       133
                                   ----------     ---    ---------       ---  --------           -------      -------   -------
Balances - April 30, 1998           5,223,533     $51    5,226,991       $52  $118,834          $(29,038)     $(1,832)  $88,067
                                   ==========     ===    =========       ===  ========           =======      =======   =======
Balances - October 31, 1998         5,221,602     $52    5,193,650       $52  $118,558          $(29,699)     $(1,634)  $87,329
Net Income Applicable to
Common and Class A Common
stockholders                                -       -            -         -        -              2,210            -     2,210
Cash dividends paid :
  Common Stock ($.34  per share)            -       -            -         -        -             (1,720)           -    (1,720)
  Class A Common Stock ($.38
  Per share)                                -       -            -         -        -             (2,006)           -    (2,006)
Sale of additional Common shares
 and Class A Common shares             32,000       -      202,000         2     1,863                 -            -     1,865
Sale of additional Common shares
  and Class A Common shares
  under dividend reinvestment plan      8,390       -        9,007         -       143                 -            -       143
  Common and Class A shares issued
  under restricted stock plan          46,500       1       46,500         1       759                 -         (761)       -
Amortization of restricted stock
  compensation                              -       -            -         -        -                  -          231       231
Purchases of shares                   (52,300)     (1)     (14,000)        -      (533)                -            -      (534)
                                     --------     ---    ---------        --      -----          -------          ---      -----
Balances - April 30, 1999           5,256,192     $52    5,437,157       $55  $120,790          $(31,215)     $(2,164)  $87,518
                                    =========     ===    =========       ===  ========         =========     ========   =======



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 URSTADT BIDDLE PROPERTIES INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                         APRIL 30, 1999


Business

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three- and six-month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1998.

Earnings Per Share

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                    Six Months Ended       Three Months Ended
                                                                                       April 30,                 April 30,
                                                                                   1999        1998        1999          1998
                                                                                   ----        ----         ----          ----

NUMERATOR
Net income  applicable to Common  Stockholders - basic                            $1,043      $1,319       $  589       $  824
Effect of dilutive securities:
  Operating partnership units                                                         44          33           44           33
                                                                                  ------      ------      -------       ------
Net income applicable to Common Stockholders - diluted                            $1,087      $1,352       $  633       $  857
                                                                                  ======      ======      =======       ======

DENOMINATOR
Denominator for basic EPS - weighted average Common shares                         5,080       5,130        5,077        5,123
Effect of dilutive securities:
  Stock options and awards                                                            52         113           68          113
  Operating partnership units (a)                                                     _           55           55           55
                                                                                   -----       -----        -----        ------
Denominator for diluted EPS - weighted average Common equivalent shares            5,133       5,298        5,200         5,291
                                                                                   =====       =====        =====         =====
NUMERATOR
Net income applicable to Class A Common Stockholders - basic                      $1,167      $1,451       $  660         $ 907
Effect of dilutive securities:
Operating partnership units (a)                                                      105          37           44            37
                                                                                   -----       -----        -----         -----
Net income applicable to Class A Common Stockholders - diluted                    $1,272      $1,488       $  704          $944
                                                                                   =====       =====        =====         =====
DENOMINATOR
Denominator for basic EPS - weighted average Class A Common shares                 5,228       5,130        5,281         5,123
Effect of dilutive securities:
  Stock options and awards                                                            66         113           83           113
  Operating partnership units                                                        245          55          383            55
                                                                                     ---       -----        -----         -----
Denominator for diluted EPS - weighted average Class A Common equivalent
 shares                                                                            5,539       5,298        5,747         5,291
                                                                                   =====       =====        =====         =====

(a) The Class A Common equivalent shares for the six - and three month periods ended April 30, 1999 and the Common equivalent shares for the six month period ended April 30, 1999 exclude 54,553 shares for operating partnership units. These securities were not included in the calculation of diluted earnings per share because the effect would be antidilutive.

Stockholders' Equity

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

During fiscal 1999, the Company sold 200,000 Class A Common shares in a private placement with certain individual investors for net proceeds of $1.6 million.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to an aggregate of 250,000 Class A Common shares or Common shares. During the six months ended April 30, 1999, the Company awarded 46,500 Common shares and 46,500 Class A Common shares (50,250 Common shares in 1998) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

In fiscal 1996, the Company's Board of Directors authorized a program to purchase up to one million of the Company's Class A Common and Common shares periodically. During the six months ended April

30, 1999, the Company purchased 52,300 Common shares and 14,000 Class A Common shares at an aggregate cost of $534,000.

Real Estate Investments

On December 11, 1998, the Company acquired the general partner interest in a limited partnership which owns the Arcadian Shopping Center in Briarcliff, New York. The limited partners contributed the property subject to a $6.3 million first mortgage and are entitled to preferential distributions of cash flow from the property. The limited partners have a right to exchange a portion of their interests for cash and may after a specified period put the remainder of their limited partnership interests to the Company for either cash or units of Class A Common stock of the Company. On January 9, 1999, two limited partners exchanged their units for cash of approximately $2,025,000. The Company has the option to purchase the limited partners interests after a specified period for cash. The partnership agreement, among other things, places certain restrictions on the sale or refinancing of the property without the limited partners' consent for a specified period; thereafter the partnership agreement imposes no such restrictions. The limited partners interest in the partnership is reflected in the accompanying consolidated financial statements as minority interest.

The contribution of property by the limited partners to the partnership and the assumption of the first mortgage by the partnership represent noncash investing and financing activities and therefore are not included in the accompanying consolidated statement of cash flows.

In February 1999, the Company purchased a 28,000 square foot retail property including four acres of land adjacent to the Arcadian Shopping Center for a purchase price of $1,900,000, all cash.

Commitments

The Company has contracted to purchase two retail properties for an aggregate purchase cost of $4.5 million. The Company has contracted to sell one of its non-core real estate assets having a net book value of $1.4 million for $2,825,000, all cash. The sale is expected to close during the Company's third quarter.

Mortgage Notes Payable and Lines of Credit

On May 14, 1999 the Company closed a $15 million non recourse first mortgage loan secured by one of its retail properties having a net book value of $21.4 million. The mortgage loan has a term of 10 years and bear interest at a fixed rate of 7.375%, with 25 year amortization. Proceeds from the mortgage loan were used to repay the Company's outstanding bank loans of $8 million and to reduce the outstanding amount on its secured revolving credit facility by $7 million.

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

At April 30, 1999, the Company had cash and cash equivalents of $1.8 million compared to $3.9 million at October 31 1998. The Company also has $25 million in unsecured short-term lines of credit with two major commercial banks and a $20 million secured revolving credit facility with one of the commercial banks. The credit lines and revolving credit facility are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The short-term credit lines expire at various periods in 1999 and outstanding borrowings, if any, may be repaid from proceeds of long-term debt financings or sales of properties. At April 30, 1999, the Company had outstanding borrowings of $8 million under the short-term lines of credit. It is the Company's intent to renew the short-term credit lines as they expire in 1999. The Company's $20 million secured revolving credit facility expires in 2005 and borrowings under the secured revolving credit facility can be repaid and borrowed again during the term of the facility. At April 30, 1999, long-term debt consists of mortgage notes payable totaling $19.6 million and outstanding borrowings of $19.4 million under the secured revolving credit facility. In May 1999, the Company closed a $15 million non-recourse mortgage on one of its core retail properties having a net book amount of $21.4 million. Proceeds from the mortgage loan were used to repay the outstanding borrowings of $8 million under the short-term lines of credit and $7 million under the secured revolving credit facility.

In June 1998, the Board of Directors declared a special stock dividend on the Company's Common Shares consisting of one share of a newly created class of Class A Common Shares. The establishment and issuance of the Class A Common Shares is intended to provide the Company with the flexibility to raise equity capital to finance acquisition of properties and further the growth of the Company. Such securities may be utilized as consideration in connection with the acquisition of properties by the Company and for employee compensation purposes, in each case without diluting the voting power of the Company's existing stockholders. The Company utilized securities in this manner to facilitate a recent shopping center acquisition in Briarcliff, New York (See below). During fiscal 1999, the Company also issued a total of 200,000 shares of Class A Common Stock for an aggregate consideration of $1.6 million pursuant to a stock purchase agreement with certain private investors.

The Company expects to make real estate investments periodically. During fiscal 1999, the Company acquired the Arcadian Shopping Center in Briarcliff, New York. The property was acquired subject to a $6.3 million non-recourse first mortgage on the property and was funded through the issuance of 637,741 operating partnership units (OPU's) which are exchangeable into an equivalent number of Class A Common Shares after a specified period or cash. On January 9, 1999, two limited partners exchanged a total of 255,096 OPU's for cash of approximately $2,025,000. The Company has contracted to purchase two retail properties containing a total of 45,000 square feet of leasable space for $4,500,000. The Company expects to fund this purchase from funds available under its existing bank credit lines or proceeds from sales of assets. The Company also invests in its properties and, during fiscal 1999, spent approximately $1,317,000 on its properties for capital improvement and leasing costs.

The Company's Board of Directors has authorized the purchase of up to one million of the Company's Common and Class A Common shares over the next two to three years. The repurchase program is subject to termination at any time for, among other reasons, prevailing market prices, availability of cash resources and alternative investment opportunities. In fiscal 1999, the Company repurchased 52,300 Common shares and 14,000 Class A Common shares for an aggregate cost of $534,000 from available cash. The Company expects to fund the cost of future share purchases, if any, from available cash.

Funds from Operations

The Company considers Funds From Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income computed in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry, excluding gains or losses on debt restructuring and sales of property, the elimination of significant non-recurring charges and credits and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the NAREIT guidelines for the six month periods ended April 30, 1999 and 1998 (amounts in thousands):


                                                                                      Six months ended April 30
                                                                                          1999            1998
                                                                                          ----            ----

Net Income Applicable to Common and Class A Common Stockholders                          $2,210          $2,770

Plus:  Real property depreciation, amortization of tenant improvements and amortization of lease acquisition costs and recoveries of investments
       in properties subject to finance leases                                            3,190           2,615

       Adjustments for unconsolidated joint venture                                         320             359

Less:Non-recurring items                                                                      -            (403)
                                                                                          -----            -----
FUNDS FROM OPERATIONS                                                                    $5,720          $5,341
                                                                                         ======          ======

RESULTS OF OPERATIONS

Revenues

Operating lease revenue for the three-and six-month periods ended April 30, 1999 increased 28.4% and 24.7% from the comparable periods in fiscal 1998. The increases in operating lease revenues results principally from additional rent income earned from the addition of four properties acquired during fiscal 1999 and 1998. Such new properties increased operating rents by $1,398,000 and $2,653,000 in the three-and six-months ended April 30, 1999, respectively. Operating lease revenues for properties owned in both fiscal 1999 and 1998 were unchanged in the first half of fiscal 1999 when compared to the same period a year ago.

The company's properties were 95% leased at April 30, 1999, unchanged from the end of the last fiscal year.

Interest income decreased in the three-and six-month periods ended April 30, 1999. In fiscal 1998, the net proceeds from a $35 million preferred stock issue sold in january, 1998 were invested in short-term cash investments until such time as the proceeds were used to make real estate investments and repay outstanding mortgage indebtedness later in the year. Also, the Company received additional interest of $278,000 from the repayment of a mortgage note receivable in the face amount of $1,176,000 with a net carrying amount of $898,000.

Expenses

Total expenses amounted to $10,609,000 in the first half of fiscal 1999 compared to $8,491,000 in the same period last year. The largest expense category is property expenses of the real estate operating properties. The increase in property expenses in fiscal 1999 reflect the effect of the acquisition of four properties during fiscal 1999 and 1998. Property expenses related to properties acquired increased operating expenses by $411,000 and $747,000 in the three- and six-month periods ended April 30, 1999, respectively. Property expenses for properties owned during both fiscal 1999 and 1998 increased by less than 2% compared to the same period in fiscal 1998.

Interest expense increased from borrowings on the Company's short-term bank and secured revolving credit facilities to complete the acquisition of certain properties in fiscal 1998 and 1999. In addition, the Company acquired the Arcadian Shopping Center subject to a first mortgage of $6.3 million with interest at an annual rate of 8.25%.

Depreciation and amortization expense increased principally from the acquisition of the four properties referred to above.

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

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matter to a Vote of Security Holders.

          (a)   The date of the Annual meeting was March 10, 1999

          (b)   Stockholders voted on the following proposal:

               To consider and vote upon a shareholder proposal to reverse the creation of the Class A Common Stock

               390,049 combined Common and Class A Common shares were voted in the affirmative; 3,134,210 combined Common and Class A Common shares were voted against; and 171,996 combined Common and Class A Common shares abstained in vote.


Item 6.   Exhibits and Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the three month period ended April 30, 1999.

S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          URSTADT BIDDLE PROPERTIES INC.
                                          (Registrant)

                                           By /s/ Charles J. Urstadt
                                               ----------------------
                                               Charles J. Urstadt
                                               Chairman and
                                               Chief Executive Officer

                                           By: /s/ James R. Moore
                                               ----------------------
                                               James R. Moore
                                               Executive Vice President/
                                               Chief Financial Officer
                                               (Principal Financial Officer
Dated: June 14, 1999                           and Principal Accounting Officer)