Form 10-Q
period 1999-07-31
URSTADT BIDDLE PROPERTIES INC
filed 1999-09-14
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended July 31,1999                   Commission File Number 1-12803
                  ------------                                          -------
                         URSTADT BIDDLE PROPERTIES INC.
                         -----------------------------
               (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                            04-2458042
--------                                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)

321 Railroad Avenue, Greenwich, CT                                      06830
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 5,533,517 Common Shares, par value $.01 per share and 5,179,038 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes (X) No (  )

THE SEC  FORM  10-Q,  FILED  HEREWITH,  CONTAINS  13  PAGES,  NUMBERED
CONSECUTIVELY  FROM 1 TO 13  INCLUSIVE,  OF WHICH  THIS  PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--July 31,1999 and October 31, 1998.

             Consolidated Statements of Income--Three months ended July 31,1999 and 1998; Nine months ended July 31,1999 and 1998

             Consolidated Statements of Cash Flows--Nine months ended July 31,1999 and 1998.

             Consolidated Statements of Stockholders' Equity--Nine months ended July 31,1999 and 1998.

             Notes to Consolidated Financial Statements - July 31,1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION
---------------------------

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES
----------

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)


  ASSETS                                                                                             July 31,       October 31,
                                                                                                         1999              1998
                                                                                                     ---------      -----------
                                                                                                    (Unaudited)
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                    $135,450          $122,975
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                    18,774            20,350
      Investment in unconsolidated joint venture                                                        9,605             9,470
      Mortgage notes receivable                                                                         2,528             2,607
                                                                                                       ------             -----
                                                                                                      166,357           155,402

  Cash and cash equivalents                                                                             2,970             3,900
  Interest and rent receivable                                                                          2,573             2,445
  Deferred charges, net of accumulated amortization                                                     1,908             2,320
  Other assets                                                                                          2,127               972
                                                                                                        -----               ---
                                                                                                    $ 175,935          $165,039
                                                                                                    =========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
  Bank loan                                                                                            $    -           $ 6,000
  Mortgage notes payable                                                                               47,334            32,900
  Accounts payable and accrued expenses                                                                 1,293             1,127
  Deferred directors' fees and officers' compensation                                                     145               646
  Other liabilities                                                                                     1,595             1,450
                                                                                                        -----             -----
                                                                                                       50,367            42,123
                                                                                                       ------            ------

  Minority Interests                                                                                    5,163             2,125
                                                                                                        -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized:
      8.99% Series B Senior Cumulative Preferred stock (liquidation preference of
      $100 per share); 350,000 shares issued and outstanding in 1999 and 1998                          33,462            33,462
                                                                                                       ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
         none issued and outstanding                                                                        -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
       5,533,517 and 5,221,602 issued and outstanding shares in 1999 and 1998, respectively                52                52
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
       5,179,038 and 5,193,650 outstanding shares in 1999 and 1998, respectively                           55                52
      Additional paid in capital                                                                      120,942           118,558
      Cumulative distributions in excess of net income                                                (32,071)          (29,699)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                     (2,035)           (1,634)
                                                                                                      -------           -------

                                                                                                       86,943            87,329
                                                                                                       ------            ------
                                                                                                    $ 175,935          $165,039
                                                                                                    =========          ========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share data)

                                                                          Nine Months Ended                  Three Monthds Ended
                                                                               July 31                              July 31
                                                                          ------------------                 -------------------
                                                                         1999              1998             1999              1998
                                                                         ----              ----             ----              ----
Revenues:
    Operating leases                                                    $21,026           $17,055           $7,016            $5,819
    Financing leases                                                        185               275               53                98
    Interest and other                                                      414             1,084              134               239
    Equity in income of unconsolidated joint venture                        225                94               63                33
                                                                         ------            ------            -----             -----
                                                                         21,850            18,508            7,266             6,189
                                                                         ------            ------            -----             -----
Operating Expenses:
    Property expenses                                                     6,768             5,632            2,270             1,842
    Interest                                                              2,809             1,798              989               451
    Depreciation and amortization                                         4,369             3,440            1,512             1,178
    General and administrative expenses                                   1,872             1,504              541               518
    Directors' fees and expenses                                            137               159               34                53
                                                                         ------            ------            -----             -----
                                                                         15,955            12,533            5,346             4,042
                                                                         ------            ------            -----             -----

Operating  Income before Minority Interests                               5,895             5,975            1,920             2,147

Minority Interests in Results of Consolidated Joint Ventures                303               118              111                48
                                                                          -----             -----            -----             -----
Net Income                                                                5,592             5,857            1,809             2,099

   Preferred Stock Dividends                                              2,360             1,775              787               787
                                                                          -----             -----              ---               ---

Net Income Applicable to Common and  Class A Common
Stockholders                                                             $3,232            $4,082           $1,022            $1,312
                                                                         ======            ======           ======            ======

Basic Earnings per Share:
Common                                                                     $.29              $.38             $.09              $.12
                                                                           ====              ====             ====              ====
Class A Common                                                             $.33              $.42             $.11              $.13
                                                                           ====              ====             ====              ====

Weighted Average Number of Shares Outstanding:
Common                                                                    5,184             5,130            5,387             5,124
                                                                          =====             =====            =====             =====
Class A Common                                                            5,160             5,130            5,028             5,124
                                                                          =====             =====            =====             =====

Diluted Earnings Per Share:
Common                                                                     $.29              $.37             $.09              $.12
                                                                           ====              ====             ====              ====
Class A Common                                                             $.32              $.41             $.11              $.12
                                                                           ====              ====             ====              ====

Weighted Average Number of Shares Outstanding:
Common and Common Equivalent                                              5,256             5,243            5,470             5,237
                                                                          =====             =====            =====             =====
Class A Common and Class A Common Equivalent                              5,252             5,243            5,131             5,237
                                                                          =====             =====            =====             =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)

                                                                                                        Nine Months Ended
                                                                                                            July 31,
                                                                                                        -----------------

                                                                                                         1999         1998
      Operating Activities:
      Net income                                                                                       $5,592       $5,857
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                                 4,369        3,440
          Compensation expense relating to  restricted stock                                              360          220
          Recovery of investment in properties owned
             subject to financing leases                                                                  925          835
          Equity in income of unconsolidated joint venture                                               (225)         (94)
          (Increase) decrease in interest and rent receivable                                            (128)         495
          Increase (decrease) in accounts payable and accrued expenses                                    166         (470)
          (Increase) decrease in other assets and other liabilities, net                               (1,061)         286
                                                                                                      -------        -----

          Net Cash Provided by Operating Activities                                                     9,998       10,569
                                                                                                        -----       ------

      Investing Activities:
          Acquisitions of properties                                                                  (4,592)      (8,277)
          Deposits on acquisitions                                                                      (450)           -
          Improvements to properties and deferred charges                                             (2,178)      (2,133)
          Investment in unconsolidated joint venture                                                    (510)          86
          Distributions received from unconsolidated joint venture                                       600            -
          Payments received on mortgage notes receivable                                                  79          973
          Miscellaneous                                                                                  339            -
                                                                                                      -------      ------
          Net Cash (Used in) Investing Activities                                                     (6,712)      (9,351)
                                                                                                      -------      -------

      Financing Activities:
          Proceeds from sale of preferred stock                                                             -       33,462
          Proceeds from mortgage notes payable and bank loans                                          17,000            -
          Sales of additional Common and Class A Common shares                                          2,160          214
          Payments on mortgage notes payable and bank loans                                           (14,878)     (24,247)
          Dividends paid - Common and Class A Common shares                                            (5,604)      (4,917)
          Dividends paid - Preferred Stock                                                             (2,360)      (1,775)
          Purchases of Common and Class A Common shares                                                  (534)           -
                                                                                                        -----        -----

          Net Cash Provided by (Used in) Financing Activities                                         (4,216)        2,737
                                                                                                        -----        -----

      Net (Decrease) Increase In Cash and Cash Equivalents                                               (930)       3,955
      Cash and Cash Equivalents at Beginning of Period                                                  3,900        1,922
                                                                                                        -----        -----

      Cash and Cash Equivalents at End of Period                                                       $2,970       $5,877

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

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY  (UNAUDITED)
(In  thousands, except shares and per share data)


                                                                                                    Unamortized
                                                                                                     Restricted
                                      Common Stock     Class A Common Stock             (Cumulative       Stock
                               Outstanding               Outstanding      Additional  Distributions Compensation
                                 Number of         Par     Number of   Par   Paid In   In Excess of   and Notes
                                    Shares       Value        Shares Value   Capital    Net Income)  Receivable  Total

Balances - October 31, 1997         5,167,495     $51           -    $ -     $117,763  $(28,530)    $(994)    $88,290
Net Income Applicable to
Common and Class A Common stockholders      -       -           -      -           -      4,082         -       4,082
One-for-one stock split
  effected in the form of a
 dividend of a new issue of
  Class A Common Stock                      -       -   5,226,991     52         (52)          -         -          -
Cash dividends declared :
  Common Stock ($1.13 per share)            -       -           -      -            -    (5,805)         -    (5,805)
  Class A Common Stock ($.19 per share)                                                    (993)                (993)
Sale of additional Common shares
  under dividend reinvestment plan     10,872       -           -      -          202          -         -        202
Exercise of stock options                 874       -           -      -           12          -         -         12
Common shares issued under
  restricted stock plan - net          47,750       1           -      -          970          -     (971)          -
Amortization of restricted stock
   compensation                             -                   -                   -          -       220        220
                                   ----------     ---   ---------    ---     --------  --------   --------    -------
Balances - July 31,1998            5 ,226,991     $52   5,226,991    $52     $118,895  $(31,246)  $(1,745)    $86,008
                                   ==========     ===   =========    ===     ========  =========  ========    =======

Balances - October 31, 1998         5,221,602     $52   5,193,650    $52     $118,558  $(29,699)  $(1,634)    $87,329
Net Income Applicable to
Common and Class A Common stockholders      -       -           -       -           -      3,232         -      3,232
Cash dividends paid :
  Common Stock ($.51  per share)            -       -           -       -           -    (2,586)         -    (2,586)
  Class A Common Stock ($.57
  per share)                                -       -           -       -           -    (3,018)         -    (3,018)
Deemed re-purchase of Class A
  Common Stock and issuance of
  Common Stock in connection with
  unconsolidated joint venture        272,727       -    (272,727)      -           -          -         -          -
Sale of additional Common shares
 and Class A Common shares             32,000       -     212,000       2       1,943          -         -      1,945
Sale of additional Common shares
  and Class A Common shares
  under dividend reinvestment plan     12,988       -      13,615       -         215          -         -        215
Common and Class A Common shares
  issued under restricted stock plan   46,500       1      46,500       1         759          -     (761)          -
 Amortization of restricted stock
  compensation                              -       -           -       -           -          -       360        360
Purchases of Common and Class A
  Common shares                       (52,300)     (1)    (14,000)      -        (533)         -         -       (534)
                                    ---------     ---   ---------     ---     --------  --------   --------    -------
Balances - July 31,1999             5,533,517     $52   5,179,038     $55     $120,942  $(32,071)  $(2,035)    $86,943
                                    =========     ===   =========     ===     ========  =========  ========    =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31,1999


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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three- and nine-month periods ended July 31,1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1998.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                           Nine Months           Three Months
                                                                                             July 31,               July 31,
                                                                                         1999        1998        1999          1998
                                                                                         ----        ----        ----          ----
Numerator
Net income  applicable to Common stockholders - basic                                  $1,526      $1,944        $482          $625
Effect of dilutive securities:
  Operating partnership units (a)                                                           -           -           -             -
                                                                                       ------      ------        ----          ----
Net income applicable to Common Stockholders - diluted                                 $1,526      $1,944        $482          $625
                                                                                       ======      ======        ====          ====

Denominator
Denominator for basic EPS-weighted average Common shares                                5,184       5,130       5,387         5,124
Effect of dilutive securities:
  Stock options and awards                                                                 72         113          83           113
  Operating partnership units (a)                                                           -        -              -             -
                                                                                        -----       -----       -----         -----
Denominator for diluted EPS - weighted average Common equivalent shares                 5,256       5,243       5,470         5,237
                                                                                        =====       =====       =====         =====

Numerator
Net income applicable to Class A Common stockholders - basic                           $1,706      $2,138        $540          $687
Effect of dilutive securities:
Operating partnership units (a)                                                             -                       -             -
                                                                                       ------      ------       -----          ----
Net income applicable to Class A Common stockholders - diluted                         $1,706      $2,138       $ 540          $687
                                                                                       ======      ======       =====          ====

Denominator
Denominator for basic EPS - weighted average Class A Common shares                      5,160       5,130       5,028         5,124
Effect of dilutive securities:
  Stock options and awards                                                                 92         113         103           113
  Operating partnership units (a)                                                           -           -          -              -
                                                                                        -----       -----       -----         -----
Denominator for diluted EPS - weighted average Class A Common equivalent shares         5,252       5,243       5,131         5,237
                                                                                        =====       =====       =====         =====

(a) The weighted average Common equivalent shares for the nine-months and three-months periods ended July 31,1999 and 1998 exclude 54,553 Common equivalent shares.The weighted average Class A Common equivalent shares for the nine-months and three-months periods ended July 31, 1999 exclude 291,539 shares and 382,645 shares,respectively. These securities were not included in the calculation of
diluted   earnings  per  share  because  the  effect  would  be antidilutive.

Stockholders' Equity

In fiscal 1998, the Board of Directors declared a special stock dividend on the Company's Common Stock consisting of one share of a newly created class of Class A Common Stock, par value $.01 per share for each share of the Company's Common Stock. The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock. The stock dividend was paid on August 14, 1998. An amount equal to the par value of the Class A Common shares issued was transferred from additional paid in capital to Class A Common Stock. All references to the number of common shares, except authorized shares, and per share amounts elsewhere in the consolidated financial statements have been adjusted to reflect the effect of the stock dividend for all periods presented.

During fiscal 1999, the Company sold 210,000 shares of Class A Common stock in private placements with certain individual investors for net proceeds of approximately $1.7 million.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to an aggregate of 250,000 Class A Common shares or Common shares. During the nine months ended July 31,1999, the Company awarded 46,500 Common shares and 46,500 Class A Common shares (50,250 Common shares in
1998) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

The Company's Board of Directors has authorized a program to purchase up to one million of the Company's Class A Common and Common shares periodically. During the nine months ended July 31,1999, the Company purchased 52,300 Common shares and 14,000 Class A Common shares at an aggregate cost of $534,000.

Real Estate Investments
On December 11, 1998, the Company acquired the general partner interest in a limited partnership which owns the Arcadian Shopping Center in Briarcliff, New York. The limited partners contributed the property subject to a $6,311,000 first mortgage and are entitled to preferential distributions of cash flow from the property. The limited partners have a right to exchange a portion of their interests for cash and may after a specified period put the remainder of their limited partnership interests to the Company for either cash or units of Class A Common stock of the Company. On January 9, 1999, two limited partners exchanged their units for cash of approximately $2,025,000. The Company has the option to purchase the limited partners interests after a specified period for cash. The partnership agreement, among other things, places certain restrictions on the sale or refinancing of the property without the limited partners' consent for a specified period; thereafter the partnership agreement imposes no such restrictions. The limited partners interest in the partnership is reflected in the accompanying consolidated financial statements as minority interest.

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


Mortgage Notes Payable and Lines of Credit

In fiscal 1999, the Company obtained a $15 million non recourse first mortgage loan secured by one of its retail properties having a net book value of $21.4 million. The mortgage loan has a term of 10 years and bear interest at a fixed rate of 7.375%, with 25 year amortization. Proceeds from the mortgage loan were used to repay the Company's outstanding short-term bank loans of $8 million and to reduce the outstanding amount on its secured revolving credit facility by $7 million.

Commitments and Subsequent Events

In August 1999, the Company purchased a retail property at a purchase cost of $9.5 million. In connection with the acquisition, the Company assumed a nonrecourse first mortgage loan secured by the property in the amount of $4,090,000. The mortgage loan bears interest at the prime rate and matures in April 2000.

In August 1999, the Company sold one of its non-core real estate assets for $2,825,000, all cash and realized a gain on sale of approximately $1,400,000.

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

At July 31,1999, the Company had cash and cash equivalents of $3.0 million compared to $3.9 million at October 31 1998. The Company also has $25 million in unsecured short-term lines of credit with two major commercial banks and a $20 million secured revolving credit facility with one of the commercial banks. The credit lines and revolving credit facility are available to finance the acquisition, management or development of commercial real estate and for working capital purposes. The short-term credit lines expire at various periods in 1999 and outstanding borrowings, if any, may be repaid from proceeds of long-term debt financings or sales of properties. At July 31,1999, the Company had no outstanding borrowings under the short-term lines of credit. It is the Company's intent to renew the short-term credit lines as they expire in 1999. The
Company's $20 million secured revolving credit facility expires in 2005 and borrowings under the secured revolving credit facility can be repaid and borrowed again during the term of the facility. In May 1999, the Company closed a $15 million non-recourse mortgage on one of its core retail properties having a net book amount of $21.4 million. Proceeds from the mortgage loan were used to repay outstanding borrowings of $8 million under the short-term lines of credit and $7 million under the secured revolving credit facility. At July 31,1999, long-term debt consists of mortgage notes payable totaling $34.5 million and outstanding borrowings of $12.8 million under the secured revolving credit facility.

In June 1998, the Board of Directors declared a special stock dividend on the Company's Common Shares consisting of one share of a newly created class of Class A Common Shares. The establishment and issuance of the Class A Common Shares is intended to provide the Company with the flexibility to raise equity capital to finance acquisition of properties and further the growth of the Company. Such securities may be utilized as consideration in connection with the acquisition of properties by the Company and for employee compensation purposes, in each case without diluting the voting power of the Company's existing stockholders. The Company utilized securities in this manner to facilitate a shopping center acquisition in Briarcliff, New York (See below). During fiscal 1999, the Company also issued a total of 210,000 shares of Class A Common Stock for an aggregate consideration of $1.7 million pursuant to stock purchase agreements with certain private investors.

The Company expects to make real estate investments periodically. During fiscal 1999, the Company acquired the general partner interest in the Arcadian Shopping Center in Briarcliff, New York. The limitd partners contributed the property subject to a $6.3 million non-recourse first mortgage on the property in exchange for 637,741 operating partnership units (OPU's) which are exchangeable into an equivalent number of Class A Common Shares after a specified period or cash. On January 9, 1999, two limited partners exchanged a total of 255,096 OPU's for cash of approximately $2,025,000. In August, 1999 the Company purchased Towne Centre at Somers in Somers, New York a retail property space for $9,500,000. The Company funded this purchase from funds available under its existing bank credit lines, proceeds from the sale of a non-core property and the assumption of a first mortgage loan. The Company also invests in its properties and, during fiscal 1999, spent approximately $ 2,178,000 on its properties for capital improvements and leasing costs.

In August 1999, the Company completed the sale of one of its non-core properties for $2.8 million realizing a gain on sale of approximately $1.4 million for financial reporting. Proceeds from the sale were used to complete the purchase of Towne Centre at Somers.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income computed in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry, excluding gains or losses on debt restructuring and sales of property, the elimination of significant non-recurring charges and credits and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the NAREIT guidelines for the nine month periods ended July 31,1999 and 1998 (amounts in thousands):

                                                                                               Nine months ended July 31,
                                                                                                  1999           1998
                                                                                                  ----           ----

Net Income Applicable to Common and Class A Common Stockholders                                 $3,232         $4,082
Plus:  Real property depreciation, amortization of tenant improvements and amortization of lease acquisition costs and recoveries of investments
           in properties subject to finance leases                                               4,849          3,953
          Adjustments for unconsolidated joint venture                                             490            527
 Less: Non-recurring items                                                                           -          (569)
                                                                                                 -----         ------
Funds from Operations                                                                           $8,571         $7,993
                                                                                                ======         ======

RESULTS OF OPERATIONS

Revenues

Operating lease revenue for the three-and nine-month periods ended July 31,1999 increased 20.6% and 23.3%, respectively from the comparable periods in fiscal 1998. The increases in operating lease revenues results principally from additional rent income earned from the addition of four properties acquired during fiscal 1999 and 1998. Such new properties increased operating rents by $1,283,000 and $3,935,000 in the three-and nine-months ended July 31,1999, respectively. Operating lease revenues for properties owned in both fiscal 1999 and 1998 were generally unchanged in the first nine months of fiscal 1999 when compared to the same period a year ago.

Overall, the Company's properties were 96% leased at July 31,1999. In the first nine months of fiscal 1999 the Company leased or renewed 228,000 square feet of space.

Interest  income  decreased  in the  three-and  nine-month  periods  ended  July
31,1999. In fiscal 1998, the Company sold a $35 million preferred stock issue and proceeds of the offering were invested in short-term cash investments until such time as they were used to make real estate investments and repay outstanding mortgage indebtedness later in the year. Also, the Company reported additional interest income of $278,000 from the repayment of a mortgage note receivable in the face amount of $1,176,000 with a net carrying amount of $898,000.

Expenses

Total expenses amounted to $15,955,000 in the first nine months of fiscal 1999 compared to $12,533,000 in the same period last year. The largest expense category is property expenses of the real estate operating properties. The increase in property expenses in fiscal 1999 reflect the effect of the acquisition of four properties during fiscal 1999 and 1998. Property expenses related to properties acquired increased operating expenses by $378,000 and $1,125,000 in the three- and nine-month periods ended July 31,1999, respectively. Property expenses for properties owned during both fiscal 1999 and 1998 increased by less than 1% compared to the same period in fiscal 1998.

Interest expense increased from borrowings on the Company's short-term bank and secured revolving credit facilities to complete the acquisition of certain properties in fiscal 1998 and 1999. In connection with the acquisition of the Arcadian Shopping Center in January 1999 the partnership in which the Company is a general partner assumed a first mortgage of $6.3 million with interest at an annual rate of 8.25%. In May, the Company placed a $15 million mortgage loan with interest at 7.375%. The mortgage is secured by the Goodwives Shopping Center.

Depreciation expense increased principally from the acquisition of the four properties referred to above.

General and administrative expenses increased in fiscal 1999 from higher legal and other professional costs and compensation expense related to restricted stock issued to key employees of the Company.

Impact of Year 2000

The Company has completed its review of its software and hardware systems used internally to operate its business in order to assess the Year 2000 issue to determine the impact, if any, on its operations. The Company has determined that it will not be required to significantly modify or replace its existing hardware or software programs so that its business systems are able to process information beyond 1999.

The Company has also surveyed its key tenants, vendors, banks and other parties to determine the extent to which the Company may be vulnerable in the event those parties fail to remediate their own Year 2000 issue. Based on responses from such third parties, the Company is not aware of any such third parties who may be non-compliant and, as a result of such non-compliance, have a material adverse effect on the operations of the Company's properties. The estimated costs attributable to the purchase of new computer equipment and software, third party modification plans, consulting fees, etc. are not expected to be significant in fiscal 1999.

                                             PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the three month period ended July 31,1999.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              URSTADT BIDDLE PROPERTIES INC..
                                               (Registrant)

                                              By /S/ Charles J. Urstadt

                                              Charles J. Urstadt
                                              Chairman and
                                              Chief Executive Officer

                                              By: /S/ James R. Moore

                                              James R. Moore
                                              Executive Vice President/
                                              Chief Financial Officer
                                              (Principal Financial Officer
Dated: September 14, 1999                     and Principal Accounting Officer)