Form 10-K
period 1999-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2000-01-28
CIK 1029800

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended October 31, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _____ to _____

                           Commission File No. 1-12803

                         URSTADT BIDDLE PROPERTIES INC.
            (Exact name of registrant as specified in its charter)

        MARYLAND                                                 04-2458042
        --------                                               ------------
 (State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)
        321 RAILROAD AVENUE
        GREENWICH, CONNECTICUT                                            06830
        ----------------------                                        ---------
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

          Yes    [x]                                No [ ]
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 15, 2000: Common Shares, par value $.01 per share - $23,594,207; Class A Common Shares, par value $.01 per share - $32,976,183.

           Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 15, 2000 (latest date practicable): 5,578,745 Common Shares, par value $.01 per share, and 5,831,392 Class A Common Shares, par value $.01 per share.

                        DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for Annual Meeting of Stockholders to be held on March 15, 2000 (certain parts as indicated herein) (Part III).

                                TABLE OF CONTENTS

                                                                  Form 10-K
Item No.                                                         Report Page

                                     PART I

1.     Business                                                           3

2.     Properties                                                         8

3.     Legal Proceedings                                                 10

4.     Submission of Matters to a Vote of Security Holders               10


                                      PART II

5.     Market for the Registrant's Common Equity and Related
       Shareholder Matters                                               10

6.     Selected Financial Data                                           13

7.     Management's Discussion and Analysis of

         Financial Condition and Results of Operations                   14

8.     Financial Statements and Supplementary Data                       18

9.     Changes in and Disagreements with Accountants

         on Accounting and Financial Disclosure                          18


                                       PART III

10.    Directors and Executive Officers of the Registrant                18

11.    Executive Compensation                                            19

12.    Security Ownership of Certain Beneficial Owners and Management    19

13.    Certain Relationships and Related Transactions                    19


                                        PART IV

14.    Exhibits, Financial Statements, Schedules and Reports on
       Form 8-K                                                          19

                                     PART I

Item I.  Business.

Organization

Urstadt Biddle Properties Inc. (formerly HRE Properties, Inc.), a Maryland Corporation, as successor by merger to HRE Properties, an unincorporated business trust under the laws of the Commonwealth of Massachusetts was organized on July 7, 1969. On March 12, 1997, the shareholders of HRE Properties ("the trust") approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into Urstadt
Biddle   Properties  Inc.  (the   "Company").   As  a  result  of  the  plan  of
reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company. Prior to the merger, the Company had no assets or liabilities and conducted no operations other than those incident to its organization and the merger. Pursuant to the merger, all properties, assets, liabilities and obligations of the Trust became the properties, assets, liabilities and obligations of the Company. In 1998, the shareholders of the Company approved an amendment to the Company's articles of incorporation to change the name of the Company to Urstadt Biddle Properties Inc.

The Company has qualified and has elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to such provisions of the Code, a REIT which distributes at least 95% (90% for years after 2001) of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a real estate investment trust for federal income tax purposes.

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

At October 31, 1999, the Company owned or had an equity interest in twenty six properties comprised of neighborhood and community shopping centers, single tenant retail stores, office buildings and service and distribution facilities and undeveloped land located in twelve states throughout the United States, containing a total of 3,342,200 square feet of gross leasable area. For a description of the Company's individual investments, see Item 2.

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

When evaluating potential acquisitions, the Company will consider such factors as (i) economic, demographic, and regulatory conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion or re-tenanting of the property; (viii) the property's current expense structure and the potential to increase operating margins; and
(ix) competition from comparable retail properties in the market area.

Core Properties

The Company considers those properties which are directly managed by the Company, located close to the Company's headquarters and concentrated in the shopping center sector to be core properties. Of the twenty six properties in the Company's portfolio, seventeen properties are considered core properties consisting of eleven community shopping centers, two mixed-use (retail/office) properties, one retail building and three office buildings (including the Company's executive headquarters). At October 31, 1999, the properties contained in the aggregate 1,738,000 square feet of gross leasable area. The Company's core retail properties collectively had 302 tenants providing a wide range of retail products and services. Tenants include national and regional supermarkets, discount department stores, a regional electronic store and local retailers. At October 31, 1999, the core properties were more than 96% leased.

Two of UBP's interests in the core properties are held directly by operating partnerships. Units of partnership interests may be exchanged by the limited partners for cash or an equivalent number of Class A Common or Common Shares of UBP. UBP controls the partnerships as the sole general partner in each partnership.

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

Non-Core Properties

In fiscal 1995, the Board of Directors expanded and refined the strategic objectives of the Company to refocus the real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. At October 31, 1999, the non-core properties, including the Company's investment in unconsolidated joint venture and undeveloped land, totaled nine properties, having an aggregate net book value of $26,855,000 ($29,820,000 at October 31, 1998) and comprising certain of the Company's office and retail properties located outside of the northeast region of the United States and all of its distribution and service facilities. In fiscal 1999, the Company sold one non-core retail property for gross sales proceeds of $2,825,000 realizing a gain on the sale of the property of $1,364,000. The Company expects that the ultimate sales of the remaining non-core properties over the next several years will result in net gains to the Company.

At October 31, 1999, the Company's non-core properties consisted of one office building, containing 202,000 square feet of gross leasable area (GLA), three retail properties totaling 474,500 square feet, four distribution and service facilities with a total of 928,000 square feet of GLA and 4.2 acres of undeveloped land. The non-core properties were 98% leased at October 31, 1999.

The office property has four tenants which offer a range of services, including engineering, management and administrative.

The three retail properties consist of a 231,000 square foot shopping center located in Clearwater, Florida containing 46 tenants and two single tenant properties leased under long term "triple net" leases whereby the tenants pay all taxes, insurance, maintenance and other operating costs of the property during the term of the lease. The Clearwater, Florida property, is owned by an unconsolidated joint venture in which the Company is the general partner.

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

At October 31, 1999, the Company also holds two fixed rate mortgages totaling $2,500,000. The fixed rate mortgages are secured by retail properties sold by the Company in prior years.

During the five year period ended October 31, 1999, the Company acquired twelve properties totaling 971,700 square feet of GLA at an aggregate cost of approximately $91 million. In the same period, the Company spent nearly $17.2 million to expand, renovate, lease and improve its existing properties.

In fiscal 1999, the Company spent $3,985,000 for leasing costs and capital improvements to properties. Capital expenditures were incurred in connection with the Company's leasing activities, renovation and improvement of its existing properties.

Recent Developments

In November 1999, the Company obtained a commitment from a bank for a $6.5 million nonrecourse first mortgage loan secured by one of its retail properties having a net book value of $9.2 million at October 31, 1999. The mortgage loan will have a term of 10 years, earn interest at a fixed rate of 7.78% and is expected to close in the second quarter of the Company's fiscal year 2000.

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

The Company has 18 employees, ten of whom oversee the management of the Company's real estate portfolio, or analyze potential acquisition properties and determine which properties, if any, to sell. The Company's remaining employees serve in various professional, executive and administrative capacities. The Company believes that its relationship with its employees is good.

Item II    Properties.

         Core Properties

The following table sets forth information concerning each core property at October 31, 1999. Except as otherwise noted, all core properties are 100% owned by the Company.

                                                       Gross
                             Year      Year          Leasable               Number of
       Location           Completed     Acquired    Square Feet    Acres     Tenants      Leased                   Principal Tenant
       --------           ---------     --------    -----------    -----     -------      ------                   ----------------
Springfield,  MA             1970         1970        309,000      26.0         21          98%     Great Atlantic & Pacific Tea Co.

Meriden, Ct                  1989         1993        300,000      29.2         17          91%     ShopRite Supermarket

Danbury, Ct                  1989         1995        193,000      19.3         21         100%     Barnes & Noble

Briarcliff, NY (1)(2)        1978         1998        188,000      11.4         30          99%     Stop & Shop

Carmel, NY                   1983         1995        126,000      19.0         14          94%     ShopRite Supermarket

Newington, NH                1975         1979        102,000      14.3         9           93%     JoAnn Fabrics

Wayne, NJ                    1959         1992        102,000       9.0         45          98%     Great Atlantic & Pacific Tea Co.

Darien, CT                   1955         1998        95,000        9.5         19          94%     Grand Union

Somers, NY                   1991         1999        78,000       10.8         32          95%     Gristede's Supermarket

Farmingdale, NY              1981         1993        70,000        5.6         13          97%     King Kullen Supermarket

Eastchester, NY (1)          1978         1997        68,000        4.0         10         100%     Food Emporium (Division of A&P)

Ridgefield, CT               1930         1998        48,000        2.1         50          95%     Chico's

Greenwich, CT                1977         1998        20,000        1.0         2          100%     Greenwich Hospital

Somers, NY                   1989         1992        19,000        4.9         12         100%     Putnam County Savings Bank

Greenwich, CT                1983         1993        10,000        .2          3          100%     Urstadt Biddle Properties Inc.

Greenwich, CT                1983         1994        10,000        .2          4          100%     Prescott Investors




(1)      The Company has a general partnership interest in this property.
(2) Includes a 28,000 square foot retail building which is 100% owned by the Company.

Non-Core Properties

The following table sets forth information concerning each non-core property in which the Company owned an equity interest at October 31, 1999. Except as otherwise noted, non-core properties are 100% owned by the Company.

                          Year      Year           Rentable                Number of
      Location          Completed    Acquired    Square Feet     Acres      Tenants       Leased         Principal Tenant
      --------          ---------    --------    -----------     -----      -------       ------         ----------------
Southfield, MI (1)        1973         1983            202,000    7.8          5           100%     Giffels Associates

Clearwater, FL (1)        1983         1985            231,000    21.5         46          91%      Albertson's Supermarket

Tempe, AZ                 1970         1970            126,000    8.6          2           90%      Mervyn's

Jonesboro, GA             1973         1997            117,500    9.0          1           100%     Value City Stores, Inc.

Albany, GA                1972         1972            476,000    51.3         1           100%     Firestone

Dallas, TX                1970         1970            253,000    14.5         1           100%     Daimler Chrysler Corporation

St. Louis, MO             1970         1970            170,000    16.0         1           100%     Daimler Chrysler Corporation

Syracuse, NY              1973         1973             29,000    10.0         1           100%     Navistar International

Denver, CO                  -          1972                  -    4.2          -            -       Undeveloped Land






(1)  The Company has a general partnership interest in this property.

Item  III    Legal Proceedings.

In  the  ordinary  course  of  business,   the  Company  is  involved  in  legal
proceedings. However, there are no material legal proceedings presently pending against the Company.

Item IV      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1999.

Item Pursuant to Instruction 3 of Item 401 (b) of Regulation S-K: Executive Officers of the Company.

For information  regarding  Executive Officers of the Company--See Item X.

             PART II

Item V     Market for the Registrant's Common Equity and Related Shareholder
           Matters.

(a) Price Range of Common Shares

         The Common shares and Class A Common shares of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBP.A", respectively. The following table sets forth the high and low closing sales prices for the Company's Common shares and Class A Common shares during the fiscal years ended October 31, 1999 and October 31, 1998 as reported on the New York Stock Exchange:

                                                   Fiscal Year Ended                            Fiscal Year Ended
Common shares:                                     October 31, 1999                             October 31, 1998
--------------                                     ----------------                             ----------------
                                                   Low                 High               Low                High
                                                   ---                 ----               ---                ----

First Quarter                                    $7-1/16               $8-5/8           $17-3/4            $20-1/4
Second Quarter                                     7-1/2                8-1/4            17-7/16            19-1/2
Third Quarter                                     7-7/16                 8               17-1/2             18-1/2
Fourth Quarter                                   6-11/16               7-11/16            7-5/8 *               18

*On August 14, 1998 the Company paid a special stock dividend on the Company's Common Shares consisting of one share of a new class of Class A Common Stock for each Common Stock outstanding:

                                                   Fiscal Year Ended                            Fiscal Year Ended
Class A Common shares**:                           October 31, 1999                             October 31, 1998
------------------------                           ----------------                             ----------------
                                                    Low             High                          Low           High
                                                    ---             ----                          ---           ----

First Quarter                                      $7-3/8          $8-11/16                          -             -
Second Quarter                                       8              8-9/16                           -             -
Third Quarter                                       7-3/4           8-5/8                            -             -
Fourth Quarter                                      7-1/2           8-1/16                         $7-7/8      $9-11/16

** Commenced trading on 8/17/98

(b) Approximate Number of Equity Security Holders:

At December 31, 1999 (latest date available), there were 1,850 shareholders of record of the Company's Common Shares and 1,831 shareholders of record of the Class A Common shares.

(c) Dividends Declared on Common shares and Class A Common shares and Tax
     Status

The following table sets forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 1999 and 1998:

                               Dividends Paid Per:

Fiscal Year Ended                        Common                  Class A Common
October 31, 1999:                        share                       share
                                         -----                       -----
First Quarter                            $ .17                        $ 19
Second Quarter                           $ .17                       $ .19
Third Quarter                            $ .17                       $. 19
Fourth Quarter                           $ .17                       $ .19
                                         -----                       -----
                                         $ .68                       $ .76
                                         =====                       =====


Dividends paid in fiscal 1999 were all considered ordinary income for Federal Tax purposes.

Fiscal Year Ended                        Common                  Class A Common
October 31, 1998:                        share                       share
                                         -----                       -----

Fourth Quarter                           $ .32                        $ .-
Third Quarter                            $ .32                        $ .-
Second Quarter                           $ .32                        $ .-
First Quarter                            $ .17                       $ .19
                                         -----                       -----
                                         $1.13                       $ .19
                                         =====                       =====

Dividends paid in fiscal 1998 were all considered ordinary income for Federal Tax purposes.

The Company has paid uninterrupted quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 1999, the Company made distributions to stockholders aggregating $.68 per Common share and $.76 per Class A Common share.

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

Although the Company intends to continue to declare quarterly dividends on its Common shares and Class A Common shares, no assurances can be made as to the amounts of any future dividends. The declaration of any future dividends by the Company is within the discretion of the Board of Directors, and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors. Two principal factors in determining the amounts of dividends are (i) the requirement of the Internal Revenue Code that a real estate investment trust distribute to shareholders at least 95% (90% for years after 2001) of its real estate investment trust taxable income, and (ii) the amount of the Company's funds from operations.

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

(d)  Recent Sales of Unregistered Securities

On December 11, 1998, the Company entered into a Stock Purchase Agreement with Lee M. Comfort and Comfort Employee Profit Sharing Plan ("CEPSP") pursuant to which Ms. Comfort and CEPSP purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 162,500 and 37,500 shares respectively of Class A Common Stock of the Company at a price of $8.00 per share. The Company received $1,600,000.00 in cash proceeds.

On April 16, 1999, the Company entered into Subscripton Agreements with Charles
J. Urstadt and George H.C. Lawrence by way of private placement under Section 4(2) of the Securities Act of 1933, as amended: Mr. Urstadt purchased 30,000 shares of Common Stock of the Company at a price of $7.7228 per share and the Company received $231,684.00 in cash proceeds; Mr. Lawrence purchased 2,000 shares of Common Stock and 2,000 shares of Class A Common Stock of the Company at a price of $7.7228 per share and $8.2989 per share respectively and the Company received $32,043.40 in cash proceeds.

On June 8, 1999, the Company entered into a Stock Purchase Agreement with Douglas P. Dominianni pursuant to which Mr. Dominianni purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 10,000 shares of Class A Common Stock of the Company at a price of $7.875 per share. The Company received $78,750.00 in cash proceeds.

Item VI      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,                                               1999           1998         1997        1996          1995
                                                                     ----           ----         ----        ----          ----

Balance Sheet Data:

Real Estate Investments                                          $173,877      $ 155,402     $129,341    $124,972      $136,115
                                                                 ========      =========     ========    ========      ========

Total Assets                                                     $183,774      $ 165,039     $137,430    $132,160      $149,099
                                                                 ========      =========     ========    ========      ========

Mortgage Notes Payable and Preferred Stock                       $84,725       $ 66,362      $43,687     $39,798       $57,212
                                                                  =======       ========      =======     =======       =======

Operating Data:

Total Revenues                                                    $29,814       $ 25,595      $24,827     $24,432       $22,853
                                                                  =======       ========      =======     =======       =======

Net Income Applicable to Common and Class A
Common Stockholders                                               $ 6,043        $ 5,615      $ 8,589     $10,271       $ 3,864
                                                                  =======        =======      =======     =======       =======

Funds from Operations (Note 1)                                    $11,878       $ 11,213     $ 10,189     $ 9,525       $ 8,510
                                                                  =======       ========     ========     =======       =======

Other Data :

Net Cash Provided by Operating Activities                         $14,423       $ 13,901     $ 14,755     $ 9,801       $ 9,035
                                                                  =======       ========     ========     =======       =======

Net Cash Provided by (Used in) Investing Activities             $(10,556)      $(31,130)     $(7,460)     $11,722     $(13,239)
                                                                =========      =========     ========     =======     =========

Net Cash Provided by (Used in) Financing Activities             $ (5,009)       $ 19,207     $(7,192)   $(26,801)       $ 2,563
                                                                =========       ========     ========   =========       =======

Per Share Data:
Net Income - Diluted:

    Common Stock                                                     $.54           $.52         $.79        $.90          $.34
    Class A Common Stock                                             $.61           $.57         $.86        $.99          $.38

Cash Dividends on:
    Common Stock                                                     $.68          $1.13        $1.26       $1.22         $1.14
    Class A Common Stock                                             $.76          $0.19          ---         ---           ---
                                                                     ----          -----          ---         ---           ---

Total Cash Dividends                                                $1.44          $1.32        $1.26       $1.22         $1.14
                                                                    =====          =====        =====       =====         =====

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

Note 2: Per share data for all periods prior to 1999 have been restated to reflect the effect of the one-for-one stock split effected in the form of a new issue of Class A Common Stock distributed in August 1998, however, the cash dividends are presented based on actual amounts paid.

ITEM VII. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company's liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company believes that its net cash provided by operations is sufficient to fund its short-term liquidity needs in the near term. The Company expects to meet its long-term liquidity requirements such as property acquisitions, debt maturities and capital improvements through long-term secured indebtedness, proceeds from the sale of real estate investments and/or the issuance of additional equity securities.

At October 31, 1999, the Company had cash and cash equivalents of $2.8 million compared to $3.9 million in 1998. The Company also has a $20 million secured revolving credit facility with a bank which expires in 2005. Borrowings can be repaid and borrowed again during the term of the facility. The secured credit line is available to finance the acquisition, management or development of commercial real estate and for working capital purposes. Additionally, the Company has agreed in principle with two banks for a $25 million unsecured revolving credit facility for a term of two years. At October 31, 1999, the Company had outstanding short-term borrowings of $2 million under a line of credit which expired in December 1999. The Company intends to repay this amount from the proceeds of a $6.5 million mortgage loan expected to close in the Company's second quarter of fiscal 2000. In May 1999, the Company obtained a $15 million non-recourse mortgage loan secured by one of its core retail properties having a net book amount of $21.3 million. Proceeds from the mortgage loan were used to repay borrowings outstanding under its lines of credit. At October 31, 1999, long-term debt consists of mortgage notes payable totaling $38.4 million and outstanding borrowings of $12.9 million under the secured revolving credit facility.

In fiscal 1998, the Company sold $35 million of senior cumulative preferred stock in a private placement with institutional investors. Net proceeds of $33.5 million (after deducting expenses of the sale) were used to repay approximately $24 million of mortgage debt and to complete the acquisitions of two properties.

In June 1998, the Board of Directors declared a special stock dividend on the Company's Common Shares consisting of one share of a newly created class of Class A Common Shares. The establishment and issuance of the Class A Common Shares is intended to provide the Company with the flexibility to raise equity capital to finance acquisition of properties and further the growth of the Company. Such securities may be utilized as consideration in connection with the acquisition of properties by the Company and for employee compensation purposes, in each case without diluting the voting power of the Company's existing stockholders. The Company utilized securities in this manner to facilitate the acquisition of the Arcadian Shopping Center in Briarcliff, New York. In addition during fiscal 1999, the Company sold $2 million in Common and Class A Common Shares in private placements.

The Company expects to make real estate investments periodically. During the five years ended October 31, 1999, the Company acquired twelve properties at an aggregate purchase cost of $91 million. During fiscal 1999, the Company purchased or acquired interests in three properties including the general partner interest in the Arcadian Shopping Center in Briarcliff, New York. The limited partners contributed the property subject to a $6.3 million non-recourse first mortgage on the property in exchange for operating partnership units (OPU's). After a period of time, the limited partners OPU's are exchangeable, at the Company's option, into an equivalent number of Class A Common Shares or cash. During 1999, two limited partners exchanged their OPU's for cash totaling $2,025,000. In August 1999, the Company purchased the Towne Centre at Somers Shopping Center in Somers, New York for $9,500,000. The Company funded this purchase from funds available under its existing bank credit lines, proceeds from the sale of a non-core property and the assumption of a first mortgage loan of $4.1 million. The Company also invests in its existing properties and, during fiscal 1999, spent approximately $4.0 million on its properties for capital improvement and leasing costs.

In a prior year, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The non-core properties comprise all of the Company's distribution and service facilities, and certain of its office and retail properties and undeveloped land located outside of the Northeast region of the United States. In 1999, the Company sold one property for gross proceeds of $2,825,000 realizing a gain on the sale of $1,364,000. The Company expects future sales of the non-core properties over the next several years to result in net gains to the Company. At October 31, 1999, the non-core properties, (including the Company's investment in unconsolidated joint venture) total nine properties having an aggregate net book value of $26,855,000.

The Company's Board of Directors has authorized the purchase of up to one million of the Company's Common and Class A Common shares over the next two to three years. The Company may discontinue purchases of its shares for any reason including, prevailing market prices, availability of cash resources and alternative investment opportunities. In fiscal 1999, the Company repurchased 58,800 Common shares and 14,000 Class A Common shares at an aggregate cost of $584,000. The Company utilized available cash resources to fund the repurchases. The Company expects to fund the cost of future share purchases, if any, from available cash.

Funds from Operations

The Company considers Funds from Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income computed in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry, excluding gains or losses on debt restructuring and sales of property, the elimination of significant non-recurring charges and credits and after preferred stock distributions and adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the NAREIT guidelines for the years ended October 31, 1999, 1998 and 1997 (amounts in thousands):


                                                                   1999               1998              1997
                                                                   ----               ----              ----
Net  Income   Applicable  to  Common  and  Class  A  Common
Stockholders                                                            $6,043            $5,615             $8,589

Plus: Real property depreciation, amortization of
         tenant improvement and lease acquisition
         costs and recoveries of investments in
         properties subject to finance leases                            6,545             5,442              4,798

         Adjustments for unconsolidated joint venture                      654               692                616

Less: Gains on sales of real estate investments                        (1,364)               ---                ---

         Non-recurring items - net                                         ---             (536)           (3,814)*
                                                                           ---             -----           --------

Funds from Operations                                                  $11,878           $11,213            $10,189
                                                                       =======           =======            =======

* Includes a one-time $3.25 million payment received in settlement of unpaid percentage rents from a tenant - see Results of Operations below

Results of Operations

Fiscal 1999 vs. Fiscal 1998

Revenues

Operating  lease revenue  increased  20.6% from the comparable  period in fiscal
1998. The increase in operating lease revenues results principally from additional rent income earned from the addition of properties acquired during fiscal 1999 and 1998. Such new properties increased operating rent by $5.9 million in fiscal 1999. Operating lease revenues for properties owned in both fiscal 1999 and 1998 were generally unchanged in fiscal 1999 when compared to the same period a year ago.

Overall, the Company's properties were 96% leased at October 31, 1999. During fiscal 1999 the Company leased or renewed 293,000 square feet of space or 13% of the Company's total retail and office portfolio. The Company's industrial portfolio are leased to single tenants under long term leases.

Interest income decreased in fiscal 1999. In fiscal 1998, the Company sold a $35 million preferred stock issue and proceeds of the offering were invested in short-term cash investments until such time as they were used to make real estate investments and repay outstanding mortgage indebtedness later in the year. Also, the Company earned additional interest income of $278,000 from the repayment of a mortgage note receivable last year.

Expenses

Total expenses amounted to $21,596,000 in fiscal 1999 compared to $17,252,000 last year. The largest expense category is property expenses of the real estate operating properties. The increase in property expenses reflects the effect of the addition of properties acquired in fiscal 1999 and 1998. Property expenses of new properties increased operating expenses by $1.8 million. Property expenses for properties owned during both fiscal 1999 and 1998 increased by 5% compared to fiscal 1998.

Interest expense increased from borrowings on the Company's unsecured and secured revolving credit facilities utilized to complete the acquisition of certain properties in fiscal 1999 and 1998 and the addition of $25.4 million in first mortgage loans in fiscal 1999.

Depreciation   expense  increased   principally  from  the  acquisition  of  the
properties referred to above.

General and administrative expenses increased in fiscal 1999 from higher legal and other professional costs and compensation expense related to restricted stock issued to key employees of the Company.

Fiscal 1998 vs. Fiscal 1997

Revenues

Operating lease revenue increased 18.4% from the comparable period in fiscal 1997 (before the one-time amount of $3,250,000 discussed below). The increase in lease revenues resulting from, among other things, rental income from four properties acquired in 1998 and new leasing of space at certain of the Company's properties. Operating lease revenue for properties owned during both fiscal 1998 and 1997 increased 7.8% compared to the same period in the prior year. Fiscal 1997 lease revenues included a one-time settlement amount of $3,250,000 representing additional percentage rent received from a tenant.

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

Expenses

Total expenses amounted to $17,252,000 in fiscal 1998 compared to $16,238,000 the previous year. The increase in property expenses in 1998 reflect the effect of the acquisition of four properties during fiscal 1998. Property expenses related to properties acquired in 1998 totaled $569,000. Property expenses in fiscal 1998 for properties owned during both fiscal 1998 and 1997 increased by less than 2% compared to the same period in fiscal 1997.

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

Impact of Year 2000

The Company completed a review of its software and hardware systems used internally to operate its business in order to assess the Year 2000 issue to determine the impact, if any, on its operations. As a result of this review, the Company did not have to significantly modify or replace its computer hardware or software programs so that its business systems are able to process information beyond 1999.

The Company also surveyed its key tenants, vendors, banks and other parties to determine the extent to which the Company may be vulnerable in the event those parties fail to remediate their own Year 2000 issue. Based on responses from such third parties, the Company is not aware of any such third parties who may be non-compliant and, as a result of such non-compliance, have a material adverse effect on the operations of the Company's properties. The costs attributable to the purchase of new computer equipment and software, third party modification plans, consulting fees, etc. were not significant in fiscal 1999.

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

                                                      PART III

Item X.       Directors and Executive Officers of the Registrant.

      The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 15, 2000. The additional information required by this Item is included under the caption "ELECTION OF DIRECTORS" of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.
         ------------------------------------

The following sets forth certain information regarding the executive officers of the Company:

Name                          Age     Offices Held

Charles J. Urstadt            71      Chairman and Chief Executive Officer (since September 1989)

Willing L. Biddle             38      President and Chief Operating Officer (since December, 1996); Executive Vice
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

James R. Moore                51      Executive Vice President and Chief Financial Officer (since March,  1996); Senior
                                      Vice  President  and Chief  Financial  Officer  (September  1989 to March  1996);
                                      Secretary  (since  April  1987)  and  Treasurer   (since  December  1987);   Vice
                                      President-Finance  and  Administration  (April 1987 to September 1989);  prior to
                                      1987, Senior Manager, Ernst & Young





Raymond P. Argila             51      Senior Vice President and Chief Legal Officer (since June 1990);  formerly Senior
                                      Counsel,  Cushman & Wakefield,  Inc. (September 1987 to May 1990); Vice President
                                      and Chief  Legal  Officer,  Pearce,  Urstadt,  Mayer & Greer  Realty  Corp.  from
                                      (January 1984 to March 1987).



Officers of the Company are elected annually by the Directors.

Mr. Urstadt has been the Chairman of the Board of Directors since 1986, and a Director since 1975. Mr. Urstadt also serves as the Chairman of Urstadt Property Company, Inc. (formerly Pearce, Urstadt, Mayer & Greer Inc.) and has served in such capacity for more than five years.

Item XI.  Executive Compensation.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 15, 2000. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Compensation and Transactions with Management and Others of such Proxy Statement and is incorporated herein by reference.

Item XII.  Security Ownership of Certain Beneficial Owners and Management.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 15, 2000. The information required by this Item is included under the caption ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management of such Proxy Statement and is incorporated herein by reference.

Item XIII. Certain Relationships and Related Transactions.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 15, 2000. The information required by this Item is included under the caption ELECTION OF DIRECTORS - Compensation and Transactions with Management and Others of such Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item XIV.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

A.                Financial Statements and Financial Statement Schedules

                  1. Financial Statements --

                  The   consolidated   financial   statements   listed   in  the
                  accompanying index to financial statements on Page 23 are filed as part of this Annual Report.

                  2.  Financial Statement Schedules --

                  The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 23. All other financial statement schedules are inapplicable.

B.                Reports on Form 8-K

                  There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended October 31, 1999.

C.                Exhibits.

                  Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit

(3)               Articles of Incorporation and By-laws.
                  -------------------------------------

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


(10)     Material Contracts.
         ------------------

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

         10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995).*

         10.6.2 Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options). (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998)*

         10.6.3 Form of Supplemental Agreement with Stock Option Plan Participants (statutory options). (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998)*

         10.7 Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (No. 333-64381).

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

         10.10.1 Form of Supplemental Agreement with Restricted Stockholders (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998)*

         10.11 Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1997).*

         10.12 Purchase and Sale Agreement, dated September 9, 1998 by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Registrant, as purchaser (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated September 23,
                  1998).

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

         10.15 Waiver and Amendment of Registration Rights Agreement dated as of April 16, 1999, by and among the Company and the Initial Purchasers.

         10.16    Director's Deferred Fees Plan. (1)

         10.17 Shareholder Rights Agreement dated as of July 31, 1998 between the Company and The Bank of New York, Rights Agent (incorporated herein by reference to Exhibit 10.1 of the Registrant's Report on Form 8-A dated November 5, 1998).

         10.18 Amendment to Shareholder Rights Agreement dated as of September 22, 1999 between the Company and the Rights Agent.

         10.19 Stock Purchase Agreement between the Company and Lee M. Comfort and Comfort Employee Profit Sharing Plan dated December 11, 1998.

(1) The Director's Deferred Fees Plan was terminated effective April 13, 1999.

(21)     Subsidiaries.
         ------------

         21.1 List of Company's subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998)

(23)     Consents of Experts and Counsel.
         -------------------------------

         23.1 The consent of Arthur Andersen LLP to the incorporation by reference of their reports included herein or incorporated by reference in the Registrant's Registration Statements on Form S-3 (No.33-57119), Form S-3 (No. 333-64381), Form S-4 (No. 333-19113), Form S-8 (No.2-93146),
                  Form S-8 (No. 333-61765) and Form S-8 (No. 33-41408) is
                  filed herewith as part of this report.

(27)     Financial Data Schedule.
         -----------------------

27.1     Financial Data Schedule

*Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                                URSTADT BIDDLE PROPERTIES INC.

Item XIVa.                    INDEX TO FINANCIAL STATEMENTS AND

                              FINANCIAL STATEMENT SCHEDULES

Page

Consolidated Balance Sheets at October 31, 1999 and 1998                    24

Consolidated Statements of Income for each of the
three years ended October 31, 1999                                          25

Consolidated Statements of Cash Flows for each of the
three years ended October 31, 1999                                          26

Consolidated Statements of Stockholders' Equity
for each of the three years ended October 31, 1999                          27

Notes to Consolidated Financial Statements                               28-38

Report of Independent Public Accountants                                    39

Schedule.
--------

The following consolidated financial statement schedules of Urstadt Biddle Properties Inc. are included in Item XIV(d):

III Real Estate and Accumulated Depreciation - October 31, 1999             40

IV  Mortgage Loans on Real Estate - October 31, 1999                        43

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                           October 31

                                                                                                ---------------- -----------------
  ASSETS                                                                                                   1999              1998
                                                                                                           ----              ----
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                      $144,522          $122,975
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                      16,966            20,350
      Investment in unconsolidated joint venture                                                          9,889             9,470
      Mortgage notes receivable                                                                           2,500             2,607
                                                                                                          -----             -----
                                                                                                        173,877           155,402

  Cash and cash equivalents                                                                               2,758             3,900
  Interest and rent receivable                                                                            3,370             2,445
  Deferred charges, net of accumulated amortization                                                       2,418             2,320
  Other assets                                                                                            1,351               972
                                                                                                          -----               ---
                                                                                                       $183,774          $165,039
                                                                                                       ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Bank loans                                                                                        $ 2,000           $ 6,000
      Mortgage notes payable                                                                             51,263            32,900
      Accounts payable and accrued expenses                                                               1,907             1,127
      Deferred directors' fees and officers' compensation                                                   155               646
      Other liabilities                                                                                   1,810             1,450
                                                                                                          -----             -----
                                                                                                         57,135            42,123
                                                                                                         ------            ------

  Minority Interest                                                                                       5,140             2,125
                                                                                                          -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior  Cumulative  Preferred stock,  (liquidation  preference of
      $100 per share); 350,000 shares issued and outstanding in 1999 and 1998                            33,462            33,462
                                                                                                         ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                             -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      5,531,845 and 5,221,602 issued and outstanding shares in 1999 and 1998, respectively                   55                52
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      5,184,039 and 5,193,650 issued and outstanding shares in 1999 and 1998 respectively                    52                52
      Additional paid in capital                                                                        120,964           118,558
      Cumulative distributions in excess of net income                                                 (31,127)          (29,699)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                      (1,907)           (1,634)
                                                                                                        -------           -------

                                                                                                         88,037            87,329
                                                                                                         ------            ------
                                                                                                       $183,774          $165,039
                                                                                                       ========          ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)

                                                                                     Year Ended October 31,
                                                                             ---------------- --------------- -----------------
                                                                                        1999            1998              1997
                                                                                        ----            ----              ----

Revenues:

    Operating leases                                                                 $28,666         $23,772           $23,336
    Financing leases                                                                     232             353               451
    Interest and other                                                                   532           1,260               932
    Equity income of unconsolidated joint venture                                        384             210               108
                                                                                         ---             ---               ---
                                                                                      29,814          25,595            24,827
                                                                                      ------          ------            ------

Operating Expenses:

    Property expenses                                                                  9,460           7,696             7,024
    Interest                                                                           3,913           2,522             3,350
    Depreciation and amortization                                                      5,896           4,747             4,132
    General and administrative expenses                                                2,150           2,077             1,550
    Directors' fees and expenses                                                         177             210               182
                                                                                       -----           -----             -----
                                                                                      21,596          17,252            16,238
                                                                                      ------          ------            ------


Operating Income before Minority Interests                                             8,218           8,343             8,589

Minority Interests in Results of Consolidated Joint Ventures                           (392)           (167)                 -
                                                                                       -----           -----             -----

Operating Income                                                                       7,826           8,176             8,589

Gain on Sale of Real Estate Investment                                                 1,364               -                 -
                                                                                       -----          -----             ------

Net Income                                                                             9,190           8,176             8,589

    Preferred Stock Dividends                                                        (3,147)         (2,561)                 -
                                                                                     -------         -------             ------

Net Income Applicable to Common and Class A Common  Stockholders                      $6,043          $5,615            $8,589
                                                                                      ======          ======            ======

Basic Earnings per Share:

Common                                                                                  $.55            $.52              $.80
                                                                                        ====            ====              ====
Class A Common                                                                          $.62            $.57              $.87
                                                                                        ====            ====              ====

Weighted Average Number of Shares Outstanding:

Common                                                                                 5,236           5,125             5,115
                                                                                       =====           =====             =====
Class A Common                                                                         5,101           5,121             5,115
                                                                                       =====           =====             =====

Diluted Earnings Per Share:

Common                                                                                  $.54           $.52               $.79
                                                                                        ====           =====              ====
Class A Common                                                                          $.61           $.57               $.86
                                                                                        ====            ====              ====

Weighted Average Number of  Shares Outstanding:

Common and Common Equivalent                                                           5,317           5,283             5,194
                                                                                       =====           =====             =====
Class A Common and Class A Common Equivalent                                           5,545           5,279             5,194
                                                                                       =====           =====             =====


       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)

                                                                                           Year Ended October 31,
                                                                                          1999             1998             1997
                                                                                          ----             ----             ----
       Operating Activities:

         Net income                                                                     $9,190           $8,176           $8,589
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                               5,896            4,747            4,132
             Compensation recognized relating to restricted stock                          488              331              111
             Recovery of investment in properties owned
                subject to financing leases                                              1,249            1,115            1,021
             Equity in income of unconsolidated joint venture                            (384)             (210)            (108)
             Gain on sale of real estate investment                                    (1,364)               --               --
             (Increase) decrease in interest and rent receivable                         (925)              204              146
             Increase (decrease) in accounts payable and accrued expenses                  780             (380)             909
             (Increase) in other assets and other liabilities, net                       (507)              (82)             (45)
                                                                                         -----            ------            -----
             Net Cash Provided by Operating Activities                                  14,423            13,901           14,755
                                                                                        ------           -------           ------

         Investing Activities:

             Acquisitions of properties                                                (9,717)         (29,592)          (3,226)
             Improvements to properties and deferred charges                           (3,985)          (2,196)          (3,951)
             Net proceeds from sale of property                                          2,765               --               --
             Investment in unconsolidated joint venture                                  (635)            (340)            (384)
             Distributions received from unconsolidated joint venture                      600               --               --
             Payments received on mortgage notes receivable                                107              998              101
             Miscellaneous                                                                 309               --               --
                                                                                           ---               --               --

             Net Cash (Used in) Investing Activities                                  (10,556)         (31,130)          (7,460)
                                                                                      --------         --------          -------

         Financing Activities:

             Proceeds from sale of preferred stock                                          --           33,462               --
             Proceeds from bank loans                                                    4,000           19,500               --
             Proceeds from mortgage notes                                               15,000           13,528            5,000
             Payments on mortgage notes payable and bank loans                        (15,039)         (37,815)          (6,111)
             Dividends paid - Common and Class A Common shares                         (7,471)          (6,784)          (6,451)
             Dividends paid - Preferred Stock                                          (3,147)          (2,561)               --
             Sales of additional Common and Class A Common shares                        2,232              351              385
             Purchases of Common and Class A Common  shares                              (584)            (474)             (15)
                                                                                         -----            -----             ----

             Net Cash Provided by (Used in) Financing Activities                       (5,009)           19,207          (7,192)
                                                                                       -------           ------          -------

         Net (Decrease) Increase In Cash and Cash Equivalents                          (1,142)            1,978              103
         Cash and Cash Equivalents at Beginning of Year                                  3,900            1,922            1,819
                                                                                         -----            -----            -----

         Cash and Cash Equivalents at End of Year                                       $2,758           $3,900           $1,922
                                                                                        ======           ======           ======


        The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                                                                                            Unamortized
                                                                                                            Restricted
                                      Common Stock Class A Common Stock                      (Cumulative         Stock
                               Outstanding         Outstanding           Additional Treasury DistributionsCompensation
                                 Number of     Par   Number of      Par     Paid In Shares at In Excess of   and Notes
                                    Shares   Value      Shares    Value     Capital     Cost   Net Income)   Receivable Total
                                     ------   -----      ------    -----     -------     ---- -----------  ------------ ------
Balances - October 31, 1996       5,346,081      $53          $-        $-  $124,073  ($3,492)  $(30,668)        $-  $89,966
Net Income Applicable to Common
   Class A Common Stockholders            -        -           -         -         -         -      8,589         -    8,589
Cash dividends paid ($1.26 per
   share)                                 -        -           -         -         -         -    (6,451)         -  (6,451)
Sale of additional shares under
   dividend reinvestment plan        16,621        -           -         -       299         -          -         -      299
Exercise of stock options            29,520        -           -         -       353         -          -         -      353
Shares issued under restricted
   stock plan                        49,000        -           -         -       838         -          -         -      838
Deemed purchase of common
   stock in connection with
   organization of
unconsolidated
   joint venture                  (272,727)      (2)           -         -   (4,293)         -          -         -  (4,295)
Purchases of shares                 (1,000)        -           -         -         -      (15)          -         -     (15)
Reduction in treasury shares              -        -           -         -   (3,507)     3,507          -         -        -
Amortization of restricted stock
   compensation and notes from
   officers for purchases of
   common stock                                    -           -         -                   -                (994)    (994)
                                  ---------------- -  ----     -  ----   -  --------------   -  -------------------    -----
Balances - October 31, 1997       5,167,495       51           -         -   117,763         -   (28,530)     (994)   88,290
Net Income Applicable to
   Common and Class A Common
   Stockholders                                                                                     5,615              5,615
One-for-one stock split
   effected in the form of a
   dividend of a new issue of
   Class A Common Stock                            -   5,226,991        52      (52)         -        -          -         -
Cash dividends paid :
   Common Stock ($1.13 per                -        -           -         -         -         -    (5,848)         -  (5,848)
share)
   Class A Common Stock ($.19
   per share)                             -        -           -         -         -         -      (936)         -    (936)
Sale of additional shares
   under dividend reinvestment       14,983                4,359                 270                                     270
plan
Exercise of stock options             5,874        -       5,000         -        81         -          -         -       81
Shares issued under
   restricted stock plan - net       47,750        1           -         -       970         -          -     (971)        -
Amortization of restricted stock
   compensation                           -        -           -         -         -         -          -       331      331
Purchases of shares                 (14,500)       -     (42,700)        -      (474)        -          -         -     (474)
                                   --------       --    --------        --   -------         --  --------    -----    ------
Balances - October 31, 1998       5,221,602       52   5,193,650        52   118,558         -   (29,699)   (1,634)   87,329
Net Income Applicable to Common
   and Class A Common
   Stockholders                           -        -           -         -         -         -      6,043         -    6,043
Cash dividends paid :
   Common Stock ($.68 per share)          -        -           -         -         -         -    (3,511)         -  (3,511)
   Class A Common Stock ($.76
   per share)                             -        -           -         -         -         -    (3,960)         -  (3,960)
Deemed repurchase of Class A
   Common Stock and reissuance
   of Common Stock                  272,727        3   (272,727)       (3)         -         -          -         -        -
Sale of additional shares            32,000        -     212,000         2     1,943         -          -         -    1,945
Sale of additional shares under
 dividend reinvestment plan          17,816        -      18,616         -       287         -          -         -      287
Shares issued under restricted
stock Plan                           46,500        1      46,500         1       759         -          -     (761)        -
Amortization of restricted stock
   compensation                           -        -           -         -         -         -          -       488      488
Purchases of shares                (58,800)      (1)    (14,000)         -     (583)                                   (584)
                                   --------      ---    --------  ----   -     -----  -------   ----------------------------
Balances - October 31, 1999       5,531,845      $55   5,184,039       $52  $120,964       $ -  $(31,127)  $(1,907)  $88,037
                                  =========      ===   =========       ===  ========       ===  =========  ========  =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying consolidated financial statements include the accounts of Urstadt Biddle Properties Inc., a Maryland corporation (the "Company"), as successor by merger to HRE Properties, a Massachusetts business trust (the "Trust"). In fiscal 1997, the stockholders approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into the Company. As a result of the merger, the separate existence of the Trust ceased and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company. All properties, assets, liabilities and obligations of the Trust became the properties, assets, liabilities and obligations of the Company.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. The unconsolidated joint venture is accounted for by the equity method of accounting. Under the equity method, only the Company's net investment and proportionate share of income or loss of the unconsolidated joint venture is reflected in the financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Federal Income Taxes

The Company believes it qualifies and intends to continue to qualify as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (IRC). Under those sections, a REIT, among other things, that distributes at least 95% (90% for tax years after 2001) of its real estate trust taxable income will not be taxed on that portion of its taxable income which is distributed. The Company intends to distribute all of its taxable income for the fiscal years through 1999 in accordance with the provisions of Section 858 of the IRC. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Company prior to the dividends paid deduction for the years ended October 31, 1999, 1998 and 1997 was approximately $8,600,000, $9,800,000 and $9,500,000 respectively. The difference between net income for financial reporting purposes and taxable income results from, among other things, differences in adjusted bases for capital gains and losses and different methods of accounting for leases, depreciable lives related to the properties owned and investments in joint ventures.

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

Real Estate Investment Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. It is the Company's policy to reclassify properties available for sale as assets to be disposed of upon determination that such properties will be sold within one year.

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

Earnings Per Share

Basic earnings per share ("EPS") excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted number of Common shares and Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company. Since the cash dividends declared on the Company's Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                       1999         1998         1997
                                                                                       ----         ----         ----
Numerator
Net income  applicable to Common Stockholders - basic                                $2,893       $2,674       $4,090
Effect of dilutive securities:
  Operating partnership units                                                             -           80            -
                                                                                     ------       ------       ------
Net income applicable to Common Stockholders - diluted                               $2,893       $2,754       $4,090
                                                                                     ======       ======       ======

Denominator

Denominator for basic EPS-weighted average Common shares                              5,236        5,125        5,115
Effect of dilutive securities:
  Stock options and awards                                                               81          103           79
  Operating partnership units                                                           ---           55          ---
                                                                                        ---           --          ---
Denominator for diluted EPS - weighted average Common
  equivalent shares                                                                   5,317        5,283        5,194
                                                                                      =====        =====        =====


Numerator
Net income applicable to Class A Common Stockholders-basic                           $3,150       $2,941       $4,499
Effect of dilutive securities
  Operating partnership units                                                           218           87          ---
                                                                                        ---           --          ---
Net income applicable to Class A Common Stockholders - diluted                       $3,368       $3,028       $4,499
                                                                                     ======       ======       ======

Denominator

Denominator for basic EPS - weighted average Class A Common shares                    5,101        5,121        5,115
Effect of dilutive securities:
  Stock options and awards                                                              104          103           79
  Operating partnership units                                                           340           55          ---
                                                                                      -----       ------        -----
Denominator for diluted EPS - weighted average Class A
  Common equivalent shares                                                            5,545        5,279        5,194
                                                                                      =====        =====        =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the year ended October 31, 1999 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate were composed of the following at October 31, 1999 and 1998 (in thousands):

                                      Properties      Investment in    Mortgage
                         Properties   Available for   Unconsolidated   Notes               1999        1998
                         Owned        Sale            Joint Venture    Receivable        Totals      Totals
------------------------ ------------ --------------- ---------------- ------------ ------------ -----------

Retail                      $139,791          $4,486           $9,889       $2,500     $156,666    $136,253
Office                         4,427           7,348              ---          ---       11,775      12,451
Industrial                       ---           4,332              ---          ---        4,332       5,594
Undeveloped Land                 304             800              ---          ---        1,104        1,104
                            --------          -------         -------      -------        -----  -----------
                            $144,522         $16,966           $9,889       $2,500     $173,877    $155,402
                            ========         =======           ======       ======     ========    ========

The Company's investments at October 31, 1999, consisted of equity interests in 26 properties, which are located in various regions throughout the United States and mortgage notes. The following is a summary of the geographic locations of the Company's investments at October 31, 1999 and 1998 (in thousands):

                                                                                   1999               1998
                                                                                   ----               ----
-------------------------------------------------------------------- ------------------- ------------------

Northeast                                                                      $145,886           $124,371
Southeast                                                                        12,777             12,771
Midwest                                                                           9,743             10,782
Southwest                                                                         5,471              7,478
                                                                                 ------            ------
                                                                               $173,877          $155,402
                                                                               ========          ========


(3) PROPERTIES OWNED

The components of properties owned were as follows (in thousands):

                                                                                   1999              1998
                                                                                   ----              ----
---------------------------------------------------------- ----------------------------- -----------------

Land                                                                            $29,104           $24,590
Buildings and improvements                                                      138,152           117,325
                                                                                -------  -        -------
                                                                                167,256           141,915
Accumulated depreciation                                                       (22,734)           (18,940)
                                                                               --------          --------
                                                                               $144,522          $122,975
                                                                               ========           =======

Space at properties owned by the Company is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on noncancellable operating leases become due as follows: 2000 - $22,534,000; 2001 - $19,884,000; 2002 - $17,410,000; 2003 -
$15,381,000; 2004 - $13,860,000 and thereafter - $73,690,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in rental income and aggregated approximately $165,000, $422,000, and $3,778,000, in 1999, 1998, and 1997 respectively.

The Company is the general partner in a consolidated limited partnership formed in 1997 to acquire and manage the Eastchester Mall, in Eastchester, New York. The limited partner is entitled to preferential distributions of cash flow from the property and, after a period of three years from the formation of the partnership, may put its interest to the Company for an equivalent value of Common stock and Class A Common stock of the Company, or at its option, the Company may redeem the interest for cash. The Company has the option to purchase the limited partner's interest after a certain period. The partnership agreement, among other things, restricts the sale or refinancing of the property without the limited partner's consent.

The Company is also the general partner in a consolidated limited partnership formed in 1998 to acquire and manage the Arcadian Shopping Center in Briarcliff, New York. The limited partners contributed the property subject to a $6.3 million first mortgage in exchange for operating partnership units (OPU's). The OPU's are exchangeable into an equivalent number of shares of Class A Common Stock or cash, at the option of the general partner. The limited partners are entitled to preferential distributions of cash flow from the property. On January 9, 1999, two limited partners exchanged their units for cash. The limited Partners, after a period of three years from the formation of the partnership may put the remainder of their partnership interests of the Company, for, at the option of the general partner, either cash or units of Class A Common Stock of the Company at a unit price as defined in the partnership agreement. The Company has the option to purchase the limited partners interest after a certain period. The partnership agreement, among other things, places certain restrictions on the sale or refinancing of the property without the limited partners' consent for a specified period; thereafter the partnership agreement imposes no such restrictions.

The limited partners interests in both partnerships are reflected in the accompanying consolidated financial statements as minority interest. The acquisition of the interests in the properties and the assumption of the first mortgages by the partnerships represent noncash investing and financing activities and therefore are not included in the accompanying 1999 and 1997 consolidated statements of cash flows.

In fiscal 1999, the Company acquired three properties for total consideration of $23 million, including the Towne Centre Shopping Center in which the Company assumed a first mortgage of $4.1 million. The assumption of the first mortgage represents a noncash financing activity and is therefore not included in the accompanying 1999 Consolidated Statement of Cash Flows.

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

At October 31, 1999 and 1998, properties available for sale consisted of the following (in thousands):

                                                                                1999                   1998
 ------------------------------------------------------- -------------------------- ----------------------
Properties available for sale subject to:

Operating leases                                                             $13,210                $15,345
Direct financing leases                                                        3,756                  5,005
                                                                              ------                  -----
                                                                             $16,966                $20,350
                                                                            ========                =======

Operating Leases

The components of properties available for sale subject to operating leases were as follows (in thousands):

                                                                                 1999                  1998

--------------------------------------------------------------- ---------------------- ---------------------
Land                                                                           $2,545                $2,985
Buildings and improvements                                                     18,666                21,183
                                                                               ------                ------
                                                                               21,211                24,168
Accumulated depreciation                                                      (8,001)              (8,823)
                                                                              -------              -------
                                                                              $13,210               $15,345
                                                                              =======               =======

Direct Financing Leases

The components of properties available for sale subject to direct financing leases were as follows (in thousands):

                                                                                    1999                 1998
-------------------------------------------------------------------- -------------------- --------------------
Total minimum lease payments to be received                                       $1,752               $3,233
Assumed residual values of leased property                                         2,107                2,107
Unearned income                                                                    (103)                (335)
                                                                                   -----                -----
Investment in property subject to direct financing leases                         $3,756               $5,005
                                                                                  ======               ======

Original cost of property subject to direct financing leases                     $16,276              $16,276
                                                                                 =======              =======

Assumed residual values are based upon a depreciated cost concept using estimated useful lives and thus do not contain an element of appreciation which may result by reason of inflation or other factors.

Minimum lease payments receivable on direct financing leases become due as follows: $1,299,000 in 2000, and $453,000 in 2001.

Sale of Properties

In fiscal 1999, the Company sold a retail property and realized a net gain on the sale of the property of $1,364,000.

(5) INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company is the sole general partner in Countryside Square Limited Partnership (the "Partnership"), which owns the Countryside Square Shopping Center in Clearwater, Florida. In 1997, the Company contributed the shopping center at its net carrying amount, and the limited partners contributed 600,000 Common shares of the Company. The Partnership received 600,000 Class A Common Shares pursuant to the stock dividend declared in August 1998 (see Note 9) and in 1999 exchanged 600,000 Common Shares that it held with an affiliate for an equivalent number of Class A Common Shares (the "Exchange"). The partnership agreement provides for the limited partners to receive an annual cash preference from available cash of the Partnership, as defined. Upon liquidation, proceeds from the sale of the partnership assets are to be distributed to the partners in accordance with the terms of the partnership agreement. The property may be sold at any time after the third year of operation and the Company has a right of first refusal on the sale of the property. The partners are not obligated to make any additional capital contributions.

The Company has accounted for its proportionate interest in the Class A Common shares owned by the Partnership as a deemed purchase and, has reduced its investment in unconsolidated joint venture and stockholders' equity by $4,295,000. As a result of the Exchange, the consolidated statement of stockholders' equity for the year ended October 31, 1999 reflects a deemed reissuance of the Company's proportionate share of the Common shares formerly held by the Partnership and a deemed retirement of its proportionate share of the additional Class A Common shares which the Partnership received. The Company's equity in earnings of the Partnership is reflected after eliminating its proportionate share of dividend income in the Common and Class A Common Shares of the Company recorded by the Partnership. The initial contribution of the property into the Partnership and deemed purchase of shares represented noncash investing and financing activities and therefore were not included in the 1997 consolidated statement of cash flows.

(6) MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable consist of fixed rate mortgages. The components of the mortgage notes receivable at October 31, 1999 and 1998 were as follows (in thousands):

                                                                                             1999        1998
-------------------------------------------------------------------------------------- ----------- -----------
Remaining principal balance                                                                $3,059      $3,206
Unamortized discounts to reflect market interest rates
at time of acceptance of notes                                                              (559)       (599)
                                                                                            -----       -----
                                                                                           $2,500      $2,607
                                                                                           ======      ======

At October 31, 1999, principal payments on mortgage notes receivable become due as follows: 2000 - $162,000; 2001 - $111,000; 2002 - $100,000; 2003 - $109,000;
2004 - $119,000, thereafter - $2,458,000.

At October 31, 1999, the remaining principal balance consists of mortgage notes from two borrowers. The amount due from the largest individual borrower was $2,038,000. The contractual interest rate on mortgage notes receivable is 9%.

(7)  MORTGAGE NOTES PAYABLE AND  LINES OF CREDIT

At October 31, 1999, the Company has seven nonrecourse mortgage notes payable totaling $38,394,000 ($13,503,000 at October 31, 1998) due in installments over various terms extending to the year 2009 and which bear interest at rates ranging from 7.38% to 9.75%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of $61.9 million as of October 31, 1999.

Scheduled principal payments during the next five years are as follows: 2000 - $4,774,000; 2001 - $6,737,000; 2002 - $2,379,000; 2003 - $563,000; 2004 -
$608,000 and thereafter $23,333,000.

The Company has a $20 million secured revolving credit loan agreement (the "Agreement") with a bank. The Agreement which expires in October 2005 is secured by first mortgage liens on two properties. Interest on outstanding borrowings are at the prime + .5% or LIBOR + 1.5%. However, the Company can elect a fixed rate option at any time prior to the last year of the Agreement. The Agreement requires the Company to maintain certain debt service coverage ratios during the term of the agreement and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually, commencing in 2001. At October 31, 1999, the Company had outstanding borrowings of $12,869,000 ($19,397,000 at October 31, 1998) under the Agreement. Outstanding borrowings are included in mortgage notes payable in the accompanying consolidated balance sheets.

The Company has agreed in principle with two banks for a $25 million unsecured revolving credit facility. The credit facility will have a term of two years and will bear interest at a prime rate + 1/4% or LIBOR + 2.25%. The credit facility is subject to agreement on final terms and will contain covenants, the most restrictive requires the Company to maintain certain debt service coverage ratios, limits the amount of dividends paid and amount of indebtedness. The credit facility is expected to be finalized in the Company's second quarter of fiscal 2000.

Interest paid for the years ended October 31, 1999, 1998, and 1997 was $4,038,000, $2,397,000 and $3,350,000 respectively.

(8) PREFERRED STOCK

In fiscal 1998, the Company completed a private placement of 350,000 shares of 8.99% Series B Senior Cumulative Preferred Stock, par value $.01 per share, with a liquidation preference of $100 per share ("Series B Preferred Stock"). Holders of the Series B Preferred Stock are entitled to receive cumulative preferential cash dividends equal to 8.99% per annum, payable quarterly in arrears and subject to adjustment under certain circumstances.

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

If the Company is involved in a merger or other business combination at any time after the rights become exercisable, and the Company is not the surviving corporation or 50% or more of the Company assets are sold or transferred, the rights agreement provides that the holder other than the Acquiring Person will be entitled to purchase a number of shares of common stock of the acquiring company having a value equal to two times the exercise price of each right.

The Company's articles of incorporation provide that if, any person acquires more than 7.5% of the outstanding shares of any class of stock, except, among other reasons, as approved by the Board of Directors. Such shares in excess of this limit shall automatically be exchanged for an equal number of shares of Excess Stock. Excess Stock have limited rights, may not be voted and are not entitled to any dividends.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to an aggregate of 250,000 Class A Common shares or Common shares. During 1999, the Company awarded 46,500 Common shares (51,250 Common Shares in 1998) and 46,500 Class A Common Shares (none in 1998) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period. For the years ended October 31, 1999, 1998 and 1997, $488,000, $331,000 and $111,000 respectively was charged to expense.

The Company's Board of Directors has authorized a program to purchase up to one million of the Company's Class A Common and Common shares periodically. As of October 31, 1999, the Company has purchased and retired 115,000 Common shares and 56,700 Class A Common shares under this program.

(10) STOCK OPTION PLAN

The Company has a stock option plan under which 418,271 Common shares and Class A Common shares are reserved for issuance to key employees and non-employee Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant and are generally exercisable in installments over a maximum period of four years from the date of grant.

A summary of stock option transactions during the periods covered by these financial statements is as follows:

Year ended October 31                      1999                        1998                    1997
---------------------           ------------------------- ------------------------      ----------------------
                                                 Weighted                   Weighted                  Weighted
                                     Number       Average    Number          Average   Number          Average
                                       of      Exercise        of           Exercise     Of           Exercise
 Common Stock:                       Shares        Prices    Shares           Prices   Shares           Prices
-------------                        ------        ------    ------           ------   ------           ------

Balance at beginning of period        410,750       $7.09     416,562          $6.98    440,082          $7.18
Granted                                 6,000       $7.69       7,000          $9.03      6,000          $8.34
Exercised                                 ---         ---     (5,874)          $6.93   (29,520)          $5.96
Canceled                              (4,000)      $12.70     (6,938)          $8.86                       ---
                                      -------      ------  -- -------          -----  --------   ------    ---
                                                                                            ---
Balance at end of period              412,750       $7.04     410,750          $7.07    416,562          $6.95
Exercisable                           387,062                 347,375                   298,000

Class A Common Stock:

Balance at beginning of period        410,750       $7.09     416,562          $6.98    440,082          $7.18
Granted                                 6,000       $8.18       7,000          $9.03      6,000          $8.40
Exercised                                 ---         ---     (5,874)          $6.97   (29,520)          $6.00
Canceled                              (4,000)      $12.79     (6,938)          $8.92                       ---
                                      -------      ------  -- -------          -----  --------   ------    ---
                                                                                            ---
Balance at end of period              412,750       $7.10     410,750          $7.11    416,562          $7.00
Exercisable                           387,062                 347,375                   298,000

Weighted  average  fair  value of
options granted during the year
    - Common Stock                      $0.55                   $1.16                     $1.20
    - Class A Common Stock              $0.59                   $1.16                     $1.20

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

At October 31, 1999, exercise prices of Common Shares and Class A Common Shares under option ranged from $5.67 to $11.71, for the Common Shares and $5.70 to $11.79, for the Class A Common Shares. Option expiration dates range for both classes of stock from November 1999 through April 2009 and the weighted average remaining contractual life of these options is 4.9 years.

The fair value for these  options was  estimated as of the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for the years ended October 31, 1999, 1998 and 1997:

                                                                            Year ended October 31,
                                                                            ----------------------
                                                                      1999            1998            1997
                                                                      ----            ----            ----
Risk-free interest rate                                              5.65%           5.88%           7.09%
Expected dividend yield                                               9.1%            7.1%            7.6%
Expected volatility                                                  23.6%           24.3%           26.5%
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

Stock appreciation rights may be issued in tandem with the stock options, in which case, either the option or the right can be exercised. Such rights entitle the grantee to payment in cash or a combination of common shares and cash equal to the increase in the value of the shares covered by the option to which the stock appreciation right is related. The plan limits the value of the stock appreciation rights to 150% of the option price for the related shares. The excess of the market price of the shares over the exercise price of vested options is charged to expense. For the three years ended October 31, 1999, 1998 and 1997 there were no amounts charged to expense.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above. Had compensation cost for these options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the effect on the Company's net income and earnings per share for the three years ended October 31, 1999, 1998 and 1997 would have been immaterial.

Certain officers have exercised stock options and provided full recourse promissory notes to the Company in the amount of $267,000. The notes bear interest at the prime rate +1/2% and are collateralized by the stock issued upon exercise of the stock options. Interest is payable semi-annually and the principal is due in 2002. Such notes are shown in Stockholders Equity in the accompanying balance sheet as notes receivable from officers/stockholders.

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

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 1999 and 1998, the estimated aggregate fair value of the mortgage notes receivable was $2,703,000 and $2,312,000 respectively.

Mortgage notes payable with aggregate carrying values of $38,391,000 and $13,503,000 have estimated aggregate fair values of $38,407,000 and $13,055,000 at October 31, 1999 and 1998 respectively. Estimated fair value is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 1999 and 1998 are as follows (in thousands, except per share data):

                                           Year Ended October 31, 1999                  Year Ended October 31, 1998
                                           ---------------------------                  ---------------------------
                                                  Quarter Ended                                Quarter Ended
                                                  -------------                                -------------
                                      Jan 31     Apr 30    July 31     Oct 31     Jan 31      Apr 30    July 31     Oct 31
                                      ------     ------    -------     ------     ------      ------    -------     ------

Revenues                              $6,933     $7,651     $7,266     $7,964     $5,869      $6,450     $6,189     $7,087
                                      ======     ======     ======     ======     ======      ======     ======     ======

Net Income (1)                        $1,747     $2,036     $1,809     $3,598     $1,249      $2,509     $2,099     $2,319

Preferred Stock Dividends                786        787        787        787        210         778        787        786
                                        ----       ----       ----       ----       ----        ----       ----       ----
Net Income Applicable to
  Common and Class A
  Common Stockholders                   $961     $1,249     $1,022     $2,811     $1,039      $1,731     $1,312     $1,533
                                        ====     ======     ======     ======     ======      ======     ======     ======

Basic Earnings per Share:

Common                                  $.09       $.12       $.09       $.25       $.10        $.16       $.12       $.14
Class A Common                          $.10       $.12       $.11       $.29       $.10        $.18       $.13       $.16

Diluted Earnings per Share:

Common                                  $.09       $.12       $.09       $.24       $.10        $.16       $.12       $.14
Class A Common                          $.10       $.12       $.11       $.28       $.10        $.18       $.13       $.16


(1) Quarter ended October 31, 1999 includes gain on sale of real estate investment of $1,364,000.

(13) SEGMENT REPORTING

For financial reporting purposes, the Company has grouped its real estate investments into two segments: equity investments and mortgage loans. Equity investments are managed separately from mortgage loans as they require a different operating strategy and management approach. The Company assesses and measures operating results for each of its segments, based on net operating income. For equity investments, net operating income is calculated as rental revenues of the property less its rental expenses (such as common area expenses, property taxes, insurance, etc.) and, for mortgage loans, net operating income consists of interest income less direct expenses, if any.

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the years ended October 31, 1999, 1998 and 1997. Non-segment assets include cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments. The accounting policies of the segments are the same as those described in Note 1.(in thousands)

                                         Equity              Mortgage         Non
Year Ended October 31,                   Investments         Loans            Segment          Total

1999

<Total Revenues                           $  29,282           $   302          $   230          $  29,814
                                          =========           =======          =======             ======
Net Operating Income                     $  19,430           $    302          $   230          $  19,962
                                          =========           =======          =======           ========
Total Assets                              $179,370             $2,500           $1,904           $183,774
                                          =========           =======          =======          ========

1998

Total Revenues                           $  24,335           $   684          $   576          $  25,595
                                          =========           =======          =======         =========
Net Operating Income                     $  16,472           $   684          $   576          $  17,732
                                          =========           =======          =======         =========
Total Assets                              $158,455            $2,607           $3,977           $165,039
                                          =========           =======          =======          ========

1997

Total Revenues                           $  23,829           $   473          $   525          $  24,827
                                          =========           =======          =======         =========
Net Operating Income                     $  16,805           $   473          $   525          $  17,803
                                          =========           =======          =======         =========
Total Assets                              $131,855            $3,605           $1,970           $137,430
                                          =========           =======          =======          ========


The reconciliation to net income for the combined reportable segments and for the Company is as follows:

Year Ended October 31,                                                                1999             1998                 1997
                                                                                      ----             ----                 ----

Net Operating Income from Reportable Segments                                     $19,962         $ 17,732              $17,803
                                                                                  --------        ---------             -------

Addition:
    Gain on sale of real estate                                                     1,364              -                    -
                                                                                    ------             ----               -----
Deductions:
     Interest expense                                                                3,913            2,522                3,350
     Depreciation and amortization                                                   5,896            4,747                4,132
     General, administrative and
      other expenses                                                                 2,327            2,287                1,732
                                                                                    ------            -----               ------
Total Deductions                                                                    12,136            9,556                9,214
                                                                                   -------           ------               ------

Net Income                                                                           9,190            8,176                8,589
     Preferred stock dividends                                                     (3,147)          (2,561)                 -
                                                                                   -------          -------                ------
Net Income Applicable to

     Common and Class A Common Stockholders                                       $ 6,043          $ 5,615                $ 8,589
                                                                                  ========         ========               =======


(14) SUBSEQUENT EVENT

The Company obtained a commitment from a bank for a $6.5 million nonrecourse first mortgage loan secured by one of its retail properties having a net book value of $9.2 million at October 31, 1999. The mortgage will have a term of 10 years and bear interest at a fixed rate of 7.78%

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS To the Stockholders of Urstadt Biddle Properties Inc.:

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. and subsidiaries (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended October 31, 1999. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urstadt Biddle Properties Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

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

                                                           ARTHUR ANDERSEN LLP




New York, New York
December 9, 1999

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 1999
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

----------------------------------------------------------------------------------------------------------------------------------
    COL. A                                           COL. B               COL. C                  COL. D
----------------------------------------------------------------------------------------------------------------------------------
                                                              Initial Cost to Company    Cost Capitalized
                                                                                       Subsequent to Acquisition
 Depreciation and                                                         Building &   Carrying   Building &
     Location                                        Encumbrances   Land  Improvements   Costs    Improvements    Land
----------------------------------------------------------------------------------------------------------------------------------
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT                                          $     0    $    199    $   795    $      0    $   106    $    199

Greenwich, CT                                                0         111        444           0         22         111

Greenwich, CT                                                0         570      2,359           0        180         570

Southfield, MI                                               0       1,000     10,280           0      2,079       1,000
                                                            --          --         --          --         --          --
                                                             0       1,880     13,878           0      2,387
Shopping Centers:                                           --          --         --          --         --          --
Springfield, MA                                              0       1,372      3,656           0     14,884       1,372

Farmingdale, NY                                          2,125       1,027      4,174           0        242       1,027

Somers, NY                                               1,925         821      2,600           0          2         821

Somers, NY                                               4,091       1,834      7,383           0          0       1,834

Briarcliff, NY                                           6,185       2,300      9,708           0        952       2,300

Wayne, NJ                                                    *       2,492      9,966           0        398       2,492

Eastchester, NY                                          4,859       1,500      6,128           0          0       1,500

Jonesboro, GA                                                0           0      2,430           0          0           0

Meriden, CT                                                  0       5,000     20,309           0        284       5,000

Danbury, CT                                                  *       3,850     15,811           0      1,094       3,850

Tempe, AZ                                                    0         114        766           0          0         114

Carmel, NY                                                   0       1,763      5,973           0        565       1,763

Ridgefield, CT                                               0         900      3,793           0        590         900

Darien, CT                                              14,912       4,260     17,192           0        347       4,260
                                                        ------       -----     ------          --        ----     ------
                                                        34,097      27,233    109,889           0     19,358       27,233
Department Stores:                                      ------      ------    -------          --     ------       ------
Tempe, AZ                                                    0         378      1,518           0      1,062         378
                                                            --          --         --          --         --          --
                                                             0         378      1,518           0      1,062
Industrial Service Center:-                                 --          --         --          --         --          --
Syracuse, NY                                                 0         253        530           0          0         253
                                                            --          --         --          --         --          --
                                                             0         253        530           0          0
Mixed Use Facility: Retail/Office: ---                      --          --         --          --         --          --
Briarcliff, NY                                               0         380      1,531           0          0         380

Newington, NH                                            4,297         421      1,997           0      4,668         421
                                                            --          --         --          --         --          --
                                                         4,297         801      3,528           0      4,668
Land:                                                       --          --         --          --         --          --
Newington, NH                                                0         305          0           0          0         305
Denver, CO                                                   0         799          0           0          0         799
                                                        --------    -------    --------    -------    --------     ------
                                                            0        1,104          0          0           0        1,104
                                                        --------    -------    --------    -------    --------     ------
                                                        $ 38,394    $31,649    $129,343    $    0    $ 27,475     $31,649
                                                        --------    -------    --------    -------    --------    -------

---------------------------------------------------------------------------------------------------------------------------------
    COL. A                                                COL. E                 COL. F     COL. G/H        COL. I
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Life on which
                                                                                                          depreciation for
                                                     Amount at which Carried at Close of Period            building and
                                                                             Accumulated    Date      improvements in latest
 Depreciation and                                       Building &          Depreciation  Constructed income statement is
     Location                                          Improvements   TOTAL    (Note (b))   Acquired    computed (Note(d))
----------------------------------------------------------------------------------------------------------------------------------
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT                                          $    901    $  1,100    $    182       1993       31.5
Greenwich, CT                                               466    $    577          76       1994       31.5
Greenwich, CT                                             2,539    $  3,109         101       1998       31.5
Southfield, MI                                           12,359    $ 13,359       6,012       1983       35.0
                                                         ------      ------       -----
                                                         16,265      18,145      6,371
Shopping Centers:                                        ------      ------      ------
Springfield, MA                                          18,540    $ 19,912       7,311       1970       40.0
Farmingdale, NY                                           4,416    $  5,443         936       1993       31.5
Somers, NY                                                2,602    $  3,423         500       1992       31.5
Somers, NY                                                7,383    $  9,217          39       1999       31.5
Briarcliff, NY                                           10,660    $ 12,960         233       1998       40.0
Wayne, NJ                                                10,364    $ 12,856       1,904       1992       31.0
Eastchester, NY                                           6,128    $  7,628         306       1997       31.0
Jonesboro, GA                                             2,430    $  2,430         122       1997       31.0
Meriden, CT                                              20,593    $ 25,593       3,993       1993       31.5
Danbury, CT                                              16,905    $ 20,755       2,322       1994       31.5
Tempe, AZ                                                   766    $    880          82       1996       40.0
Carmel, NY                                                6,538    $  8,301         712       1995       31.5
Ridgefield, CT                                            4,383    $  5,283         187       1998       40.0
Darien, CT                                               17,539    $ 21,799         544       1998       40.0
                                                         ------    --------     -------
                                                        129,247     156,480      19,191
Department Stores:                                       ------     -------     -------
Tempe, AZ                                                 2,580    $  2,958       1,578       1970       40.0
                                                          -----      ------       -----
                                                          2,580       2,958       1,578
Industrial Service Center:                                -----       -----       -----
Syracuse, NY                                                530    $    783         208       1973       40.0
                                                            ---         ---         ---
                                                            530         783         208
Mixed Use Facility: Retail/Office:                          ---         ---         ---
Briarcliff, NY                                            1,531    $  1,911          29       1999       40.0
Newington, NH                                             6,665    $  7,086       3,358       1979       40.0
                                                          -----       -----       -----
                                                          8,196       8,997       3,387
Land:                                                     -----       -----       -----
Newington, NH                                                 0    $    305           0       1981
Denver, CO                                                    0    $    799           0       1988
                                                       --------    --------    --------
                                                              0       1,104          0
                                                       --------    --------    --------
                                                       $156,818    $188,467    $30,735
                                                       --------    --------    --------



* Properties are used to secure a secured revolving credit line in the amount of $12,869

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 1999
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

--------------------------------------------------------------------------------------------------------------
    COL. A                                             COL. B            COL. C                  COL. D
--------------------------------------------------------------------------------------------------------------
                                                    ---------------------------------    --------------------

 Description                                                              Building &   Carrying  Building &
 and Location                                       Encumbrances  Land   Improvements    Costs   Improvements
---------------------------------------------------------------------------------------------------------------

Real Estate Subject to Financing Leases (Note (c)):

Industrial Distribution Centers:
(Leased to Chrysler Corporation)


St. Louis, MO                                          $  0    $  523    $2,253    $    0    $2,363
Dallas, TX                                                0       193     2,266         0     4,195
Deferred Lease
Renewal Rights                                            0         0         0         0         0
                                                          -         -         -         -         -
                                                          0       716     4,519         0     6,558
                                                          -       ---     -----         -     -----



Industrial Distribution Center:
(Leased to Firestone Tire and Rubber Company)

Albany, GA                                                0       835     3,343         0         0
                                                          -       ---     -----         -         -
                                                          0       835     3,343         0         0
                                                          -       ---     -----         -         -



TOTAL REAL ESTATE SUBJECT
TO FINANCING LEASES (Note(c)):                            0    $1,551    $7,862         0    $6,558

                                                          -     -----     -----         -     -----

--------------------------------------------------------------------------------------------------------------
    COL. A                                             COL. E            COL. F       COL. G        COL. H/I
--------------------------------------------------------------------------------------------------------------
                                                    --------------------------------  Net Investment
                                                       Remaining                       in Properties      Date
 Description                                         Minimum Lease Residual   Unearned  subject to    Constructed
 and Location                                          Payments    Value       Income  Financing Leases  or Acquired
---------------------------------------------------------------------------------------------------------------

Real Estate Subject to Financing Leases (Note (c)):

Industrial Distribution Centers:
(Leased to Chrysler Corporation)

St. Louis, MO                                          $  466    $ 1,166     $   (36)    $1,596    1970
Dallas, TX                                                509        841         (27)     1,324    1970
Deferred Lease
Renewal Rights                                            257          0           0        257    1981

                                                         ------   ------       ------    ------
                                                         1,232     2,007         (63)     3,177
                                                         ------   ------       ------    ------
Industrial Distribution Center:

(Leased to Firestone Tire and Rubber Company)

Albany, GA                                                520        100         (40)      579    1972
                                                          ---        ---         ----      ---
                                                          520        100         (40)      579
                                                          ---        ---         ----      ---

TOTAL REAL ESTATE SUBJECT
TO FINANCING LEASES (Note(c)):                         $1,752    $ 2,107     $  (103)    $3,756
                                                        =====      =====         ===      =====


URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 1999
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

---------------------------------------------------------------------- ------------ ------------ ------------
NOTES:                                                                        1999         1998         1997
                                                                              ----         ----         ----

(a) RECONCILIATION OF REAL ESTATE

OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year                                              $166,083     $134,336      140,648
Property improvements during the year                                        2,726        2,155        2,673
Property acquired during the year                                           23,134       29,592       10,057
Property contributed to unconsolidated joint venture                           ---          ---     (19,042)
Property sold during the year                                              (3,060)
                                                                                            ---          ---
Property assets fully written off                                            (416)
                                                                          --------      -------     --------
Balance at end of year                                                    $188,467     $166,083     $134,336
                                                                          ========     ========     ========


(b) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                               $27,763      $23,653      $26,536
Provision during the year charged to income                                  5,070        4,110        3,555
Property contributed to unconsolidated joint venture                           ---          ---      (6,438)
Property sold during the year                                              (1,659)
                                                                                            ---          ---
Property assets fully written off                                            (439)
                                                                             -----      -------      --------
Balance at end of year                                                     $30,735      $27,763      $23,653
                                                                           =======      =======      =======


(c) RECONCILIATION OF REAL ESTATE OWNED SUBJECT TO FINANCING LEASES

Balance at beginning of year                                                $5,005       $6,133       $7,154
Recovery of  investment  in  properties  owned  subject to  financing
leases and amortization of deferred renewal rights                         (1,249)      (1,128)      (1,021)
                                                                           -------      -------      -------
Balance at end of year                                                      $3,756       $5,005       $6,133
                                                                            ======       ======       ======




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

(f) The aggregate cost basis for Federal income tax purposes at October 31, 1999 is $192,624,000.

URSTADT BIDDLE PROPERTIES INC
OCTOBER 31 1999
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
        COL. A         COL. B              COL. C                COL. D                            COL. E              COL. F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Remaining Face         Carrying
                                                                                                     Amount of           Amount of
                     Interest Rate      Final Maturity                                           Mortgage(Note(b)) Mortgage(Note(a))
     Description    Coupon  Effective       Date       Periodic Payment Terms                      (In Thousands)     In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):
--------------------------------------------------------------------


Retail Store:
  Erie, PA              9%        14%   1-Jul-13       Payable in monthly installments of $10,787.       $1,021             $789

Retail Store:
  Riverside, CA         9%        12%   15-Jan-13      Payable in quarterly installments of $54,313.     $1,939           $1,614
                                                                                                         ------           ------

Total First Mortgage Loans                                                                               $2,960           $2,403


II.  SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (Notes (c) and (d)):
-------------------------------------------------------------------

Retail Store:
  Riverside, CA         9%         12%   15-Jan-01     Payable in quarterly installments of $21,135        $ 99             $ 97
                                                                                                           ----             ----
TOTAL MORTGAGE LOANS ON REAL ESTATE                                                                      $3,059           $2,500
                                                                                                         ======           ======

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 1999
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)


NOTES TO SCHEDULE IV                                                                   Year Ended October 31
                                                                                       ---------------------

Reconciliation of Mortgage Loans on Real Estate

                                                                                  1999             1998                   1997
                                                                                  ----             ----                   ----

(a) Balance at beginning of period:                                             $2,607           $3,605                 $3,706

   Deductions during current period:

        Prepayment of Mortgage Loan                                                  0            (893)                    ___

       Collections of principal and amortization of discounts                    (107)            (105)                  (101)
                                                                                ------           ------                 ------
Balance at close of period:                                                     $2,500           $2,607                 $3,605
                                                                                ======           ======                 ======

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages

(c) At October 31, 1999 no mortgage loans were delinquent in payment of currently due principal or interest.

(d)  There are no prior liens for any of the Mortgage Loans on Real Estate.

(e)  The first mortgage loan on this property is held by the Company.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              URSTADT BIDDLE PROPERTIES INC.



                                               By: /S/ Charles J Urstadt
                                               -------------------------
                                               Charles J. Urstadt
                                           Chairman and Chief Executive Officer

Dated: January 28, 2000

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/S/ Charles J. Urstadt                                      January 25, 2000
------------------------------
Charles J. Urstadt
Chairman and Director

(Principal Executive Officer)


/S/ Willing L. Biddle                                       January 25, 2000
---------------------------
Willing L. Biddle
President and Director

/S/ James R. Moore                                          January 25, 2000
--------------------------
James R. Moore
Executive Vice President - Chief

  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


/S/ E. Virgil Conway                                         January 25, 2000
---------------------------
E. Virgil Conway
Director

/S/ Robert R. Douglass                                       January 25, 2000
--------------------------
Robert R. Douglass
Director

/S/ Peter Herrick                                            January 25, 2000
-------------------------------
Peter Herrick
Director

/S/ George H.C. Lawrence                                     January 25,2000
------------------------
George H. C. Lawrence
Director

/S/ Paul D. Paganucci                                        January 25, 2000
----------------------------
Paul D. Paganucci
Director

/S/ Charles D. Urstadt                                       January 25, 2000
-----------------------------
Charles D. Urstadt
Director

/S/ George J. Vojta                                          January 25, 2000
--------------------------------
George J. Vojta
Director

                                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated December 9, 1999 included in this Annual Report on Form 10-K for the year ended October 31, 1999 of Urstadt Biddle Properties Inc. into its previously filed Registration Statements on Form S-3 (No.33-57119), Form S-4 (No. 333-19113) and Form S-8 (No.2-93146 and No. 33-41408), and to the reference to our Firm under the caption "Experts" in said Registration Statements.

                                                        ARTHUR ANDERSEN LLP





New York, New York
January 25, 2000