Form 10-Q
period 2000-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2000-03-15
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  Quarterly Report under Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

For Quarter Ended January 31, 2000          Commission File Number 1-12803
                  ----------------                                 -------

                         URSTADT BIDDLE PROPERTIES INC.

                 (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                          04-2458042
--------                                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)

321 Railroad Avenue, Greenwich, CT                                  06830
-----------------------------------                                 ------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 5,576,665 Common Shares, par value $.01 per share and 5,288,876 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 14 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 14 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--January 31, 2000 and October 31, 1999.

             Consolidated Statements of Income--Three months ended January 31, 2000 and 1999,

             Consolidated Statements of Cash Flows--Three months ended January 31, 2000 and 1999.

             Consolidated Statements of Stockholders' Equity--Three months ended January 31, 2000 and 1999.

             Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                    January 31      October 31
  ASSETS                                                                                              2000              1999
                                                                                                      ----              ----
Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                      $143,616          $144,522
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                      16,437            16,966
      Investment in unconsolidated joint venture                                                          9,364             9,889
      Mortgage notes receivable                                                                           2,471             2,500
                                                                                                          -----             -----
                                                                                                        171,888           173,877

  Cash and cash equivalents                                                                               3,618             2,758
  Interest and rent receivable                                                                            3,707             3,370
  Deferred charges, net of accumulated amortization                                                       2,303             2,418
  Other assets                                                                                            1,674             1,351
                                                                                                          -----             -----
                                                                                                       $183,190          $183,774
                                                                                                       ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Bank loans                                                                                        $ 2,000           $ 2,000
      Mortgage notes payable                                                                             51,096            51,263
      Accounts payable and accrued expenses                                                               1,642             1,907
      Deferred directors' fees and officers' compensation                                                   116               155
      Other liabilities                                                                                   2,077             1,810
                                                                                                          -----             -----
                                                                                                         56,931            57,135
                                                                                                         ------            ------

  Minority Interest                                                                                       5,140             5,140
                                                                                                          -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior  Cumulative  Preferred stock,  (liquidation  preference of
      $100 per share); 350,000 shares issued and outstanding in 2000 and 1999                            33,462            33,462
                                                                                                         ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                             -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      5,576,665 and 5,531,845 issued and outstanding shares in 2000 and 1999, respectively                   56                55
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      5,288,876 and  5,184,039 issued and outstanding shares in 2000 and 1999 respectively                   53                52
      Additional paid in capital                                                                        122,072           120,964
      Cumulative distributions in excess of net income                                                 (32,068)          (31,127)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                      (2,456)           (1,907)
                                                                                                        -------           -------

                                                                                                         87,657            88,037
                                                                                                         ------            ------
                                                                                                       $183,190          $183,774
                                                                                                       ========          ========


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                                    Three Months Ended January 31,
                                                                                  ---------------------------------------
                                                                                             2000             1999
                                                                                             ----             ----
Revenues:

    Operating leases                                                                      $ 7,614          $ 6,679
    Financing leases                                                                           37               70
    Interest and other                                                                        132              150
    Equity income of unconsolidated joint venture                                              29               34
                                                                                               --               --
                                                                                            7,812            6,933
                                                                                            -----            -----

Operating Expenses:

    Property expenses                                                                       2,463            2,150
    Interest                                                                                1,115              877
    Depreciation and amortization                                                           1,510            1,390
    General and administrative expenses                                                       772              614
    Directors' fees and expenses                                                               52               51
                                                                                               --               --
                                                                                            5,912            5,082
                                                                                            -----            -----

Operating Income before Minority Interests                                                  1,900            1,851

 Minority Interests in Results of Consolidated Joint Ventures                                 113              104
                                                                                              ---              ---

Net Income                                                                                  1,787            1,747

    Preferred Stock Dividends                                                                 786              786
                                                                                              ---              ---

Net Income Applicable to Common and Class A Common  Stockholders                           $1,001            $ 961
                                                                                           ======            =====

Basic Earnings per Share:

Common                                                                                       $.09             $.09
                                                                                             ====             ====
Class A Common                                                                               $.10             $.10
                                                                                             ====             ====

Weighted Average Number of Shares Outstanding:

Common                                                                                      5,376            5,085
                                                                                            =====            =====
Class A Common                                                                              5,035            5,177
                                                                                            =====            =====

Diluted Earnings Per Share:

Common                                                                                       $.09             $.09
                                                                                             ====             ====
Class A Common                                                                               $.10             $.10
                                                                                             ====             ====

Weighted Average Number of  Shares Outstanding:

Common and Common Equivalent                                                                5,472            5,151
                                                                                            =====            =====
Class A Common and Class A Common Equivalent                                                5,522            5,460
                                                                                            =====            =====


       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)

<CAPTION                                                                                  Three Months Ended January 31,
                                                                                          ------------------------------

                                                                                              2000         1999
                                                                                               ----         ----
         Operating Activities:

         Net income                                                                          $1,787       $1,747
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                                    1,510        1,390
             Compensation recognized relating to restricted stock                               141          103
             Recovery of investment in properties owned
                subject to financing leases                                                     334          300
             Equity in income of unconsolidated joint venture                                  (29)          (34)
             (Increase) in interest and rent receivable                                       (337)         (106)
             (Decrease)  increase in accounts payable and accrued expenses                    (265)           17
             (Increase)  in other assets and other liabilities, net                           (105)         (610)
                                                                                              -----         -----
             Net Cash Provided by Operating Activities                                        3,036         2,807
                                                                                              -----         -----

         Investing Activities:

             Acquisitions of properties                                                           -      (2,758)
             Improvements to properties and deferred charges                                   (284)       (388)
             Distributions received from unconsolidated joint venture                           700           -
             Investment in unconsolidated joint venture                                        (146)       (199)
             Payments received on mortgage notes receivable                                      29          26
                                                                                                 --          --

             Net Cash Provided by (Used in) Investing Activities                                299       (3,319)
                                                                                                ---       -------

         Financing Activities:

             Proceeds from bank loans                                                             -       2,000
             Sales of additional Common and Class A Common Shares                            1,237        1,370
             Dividends paid - Common and Class A Common Shares                              (1,942)      (1,861)
             Dividends paid - Preferred Stock                                                 (786)           -
             Purchases of Common and Class A Common  Shares                                   (817)        (534)
             Payments on mortgage notes payable                                               (167)         (96)
                                                                                              -----        ----

             Net Cash (Used in) Provided by Financing Activities                            (2,475)         879
                                                                                            -------      ------

         Net Increase In Cash and Cash Equivalents                                              860          367

         Cash and Cash Equivalents at Beginning of Period                                     2,758        3,900
                                                                                              -----        -----

         Cash and Cash Equivalents at End of Period                                          $3,618       $4,267
                                                                                             ======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                                                                             Unamortized
                                                                                             Restricted
                      Common Stock     Class A Common Stock                  (Cumulative     Stock
                      Outstanding         Outstanding           Additional  Distributions    Compensation
                       Number of     Par   Number of       Par    Paid In   In Excess of     and Notes
                          Shares   Value      Shares     Value    Capital   Net Income)      Receivable    Total
                          ------   -----      ------     -----    -------   -----------      ----------    -----

Balances - October 31, 1998         5,221,602     $52   5,193,650    $52     $118,558  $(29,699)  $(1,634)    $87,329
Net Income Applicable to
Common and Class A Common                   -       -           -       -           -        961         -        961
stockholders
Cash dividends paid :
  Common Stock ($.17 per share)             -       -           -       -           -      (863)         -      (863)
  Class A Common Stock ($.19
  per share)                                -       -           -       -           -      (998)         -      (998)
Sale of additional shares                   -       -     162,500       2       1,298          -         -      1,300
Sale of additional shares
  under dividend reinvestment           4,163       -       4,472       -          70          -         -         70
  plan
Shares issued under restricted
 stock plan                            46,500       1      46,500       1         759          -     (761)          -
Amortization of restricted stock
  compensation                              -       -           -       -           -          -       103        103
Purchases of shares                  (52,300)     (1)     (14,000)      -        (533)         -         -       (534)
                                     --------     ---     --------     ---      ------       ---      -----    -------
Balances - January 31, 1999         5,219,965     $52   5,393,122      $55    $120,152  $(30,599)  $(2,292)    $87,368
                                    =========     ===   =========      ===    ========  =========  ========    =======

Balance - October 31 1999           5,531,845     $55   5,184,039    $52     $120,964  $(31,127)  $(1,907)    $88,037
Net Income Applicable to
Common and Class A Common                   -       -           -       -           -      1,001         -      1,001
stockholders
Cash dividends paid :
  Common Stock ($.175 per share)            -       -           -       -           -      (946)         -      (946)
  Class A Common Stock ($.195
  per share)                                -       -           -       -           -      (996)         -      (996)
Sale of additional shares              29,400       -     123,400       1       1,159          -         -      1,160
Sale of additional shares
  under dividend reinvestment plan      5,420       -       5,437       -          77          -         -         77
Shares issued under restricted
 stock plan                            47,500       1      47,500       1         688          -     (690)          -
Amortization of restricted stock
  compensation                              -       -           -       -           -          -       141        141
Purchases of shares                   (37,500)       -    (71,500)     (1)       (816)         -         -       (817)
                                     --------     ---   ---------    ---     --------   --------  --------    -------
Balances - January 31, 2000         5,576,665     $56   5,288,876    $53     $122,072  $(32,068)  $(2,456)    $87,657
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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the fiscal year ended October 31, 1999.

Earnings Per Share

Basic EPS ("EPS") excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted number of Common shares and Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company. Since the cash dividends declared on the Company's Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                   Three Months Ended
                                                                                         January

                                                                                ------------ ------------
                                                                                       2000         1999
Numerator

Net income  applicable to Common Stockholders - basic                                  $490         $457
Effect of dilutive securities:
  Operating partnership units                                                            14           52
                                                                                         --           --
Net income applicable to Common Stockholders - diluted                                 $504         $509
                                                                                       ====         ====

Denominator

Denominator for basic EPS-weighted average Common shares                              5,376        5,085
Effect of dilutive securities:
  Stock options and awards                                                               96           66
  Operating partnership units                                                           ---          ---
                                                                                        ---          ---
Denominator for diluted EPS - weighted average Common
  equivalent shares                                                                   5,472        5,151
                                                                                      =====        =====

Numerator

Net income applicable to Class A Common Stockholders-basic                             $511         $504
Effect of dilutive securities:
  Operating partnership units                                                            56           52
                                                                                         --           --
Net income applicable to Class A Common Stockholders - diluted                         $567         $556
                                                                                       ====         ====

Denominator

Denominator for basic EPS - weighted average Class A Common shares                    5,035        5,177
Effect of dilutive securities:
  Stock options and awards                                                              104           68
  Operating partnership units                                                           383          215
                                                                                        ---          ---
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                                    5,522        5,460
                                                                                      =====        =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the quarter ended January 31, 2000 and 1999 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

Stockholders Equity

On January 7, 2000, the Company sold 29,400 Common Shares and 123,400 Class A Common shares for aggregate net proceeds of $1.16 million in a private placement which included all of the senior officers and directors of the Company.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees of the Company. The Plan allows for restricted stock awards of up to an aggregate of 250,000 Class A Common shares and Common shares. During the three months ended January 31, 2000, the Company awarded 47,500 Common shares and 47,500 Class A Common shares (46,500 Common shares and 46,500 Class A Common shares in 1999) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

The Company's Board of Directors authorized a program to purchase up to one million of the Company's Class A Common and Common shares periodically. During the three months ended January 31, 2000, the Company purchased 37,500 Common shares and 71,500 Class A Common shares at an aggregate cost of $817,000 under this program.

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the three month periods ended January 31, 2000 and 1999. Non-segment assets include cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments.(In thousands)

                                         Equity              Mortgage         Non
Quarter Ending January 31                Investments         Loans            Segment          Total
-------------------------                -----------         ------------     -------          -----
2000

Total Revenues                           $    7,680          $     85         $     47         $    7,812
                                         ===========         =========        ========         ==========
Net Operating Income                     $    5,104          $     85         $     47         $    5,236
                                         ===========         ========         ========         ==========
Total Assets                             $  178,311            $2,471           $2,408           $183,190
                                         ===========         ========         ========         ==========

1999

Total Revenues                           $    6,783          $     79         $     71         $    6,933
                                         ===========         =========        ========         ==========
Net Operating Income                     $    4,529          $     79         $     71         $    4,679
                                         ===========         =========        =========        ==========
Total Assets                             $  171,716          $  2,581         $  2,867         $  177,164
                                         ===========         =========        =========        ==========


The reconciliation to net income for the combined reportable segments and for the Company is as follows:

Quarter Ended January 31 (In thousands),                                                  2000            1999
                                                                                          ----            ----

Net Operating Income from Reportable Segments                                           $5,236          $4,679
                                                                                        ------          ------

Deductions:
     Interest expense                                                                    1,115             877
     Depreciation and amortization                                                       1,510           1,390
     General, administrative and
      other expenses                                                                       824             665
                                                                                         -----           -----
Total Deductions                                                                         3,449           2,932
                                                                                         -----           -----

Net Income                                                                               1,787           1,747
     Preferred stock dividends                                                           (786)           (786)
                                                                                         -----           -----
Net Income Applicable to

     Common and Class A Common Stockholders                                             $1,001           $ 961
                                                                                        ======           =====


Subsequent Event and Commitments

In February 2000, the Company closed a $6.5 million nonrecourse first mortgage loan secured by one of its retail properties having a net book value of $9.1 million at January 31, 2000. The mortgage loan has a term of 10 years and bears interest at a fixed rate of 7.78%.

The Company has contracted for the sale of two of its non-core properties. The sales, which are expected to close in the Company's second quarter, will result in net gains on the sales of properties of approximately $1,050,000.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity needs in the near term. The Company expects to meet its long-term liquidity requirements such as property acquisitions, debt maturities and capital improvements through long-term secured indebtedness,proceeds from sales of non-core assets and/or the issuance of additional equity securities.

At January 31, 2000, the Company had cash and cash equivalents of $3.6 million compared to $2.8 million at October 31 1999. The Company also has a $20 million secured revolving credit facility with a bank which expires in 2005. The secured credit line is available to finance the acquisition, management or development of commercial real estate and for working capital purposes. At January 31, 2000, the Company had outstanding borrowings of $2 million under an unsecured line of credit which expired on December 31, 1999. The Company has agreed in principle with a bank for a $10 million unsecured credit facility for a term of one year. Extensions of credit under the credit facility will be subject to the bank's satisfaction of certain conditions. At January 31, 2000, long-term debt consists of mortgage notes payable totaling $38.1 million and outstanding borrowings of $12.9 million under the secured revolving credit facility.

In February 2000, the Company obtained a mortgage note payable in the amount of $6.5 million secured by one of its core retail properties having a net book value of $9.1 million. Proceeds from the financing were used to repay a $4.1 million mortgage note payable maturing in April 2000 and outstanding short-term bank loans.

During the first quarter of fiscal 2000, the Company completed a private placement of approximately $1,160,000 of additional Common and Class A Common shares.

The Company's Board of Directors has authorized the purchase of up to one million of the Company's Common and Class A Common shares over the next two to three years. The repurchase program is subject to termination at any time for, among other reasons, prevailing market prices, availability of cash resources and alternative investment opportunities. In the first quarter, the Company repurchased 37,500 Common shares and 71,500 Class A Common shares at an aggregate cost of $817,000 from available cash. The Company expects to fund the cost of future share purchases, if any, from available cash.

In a prior year, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The non-core properties comprise all of the Company's distribution and service facilities, and certain of its office and retail properties and undeveloped land located outside of the Northeast region of the United States. The Company has contracted to sell two of its non-core properties for aggregate proceeds of $4.1 million. The sales are expected to close in the Company's fiscal second quarter.

Funds from Operations

The Company considers Funds From Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income computed in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry, excluding gains (or losses) from sales of property, and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the NAREIT guidelines for the three month periods ended January 31, 2000 and 1999 (amounts in thousands):

                                                                                     Three months ended January 31

                                                                                               2000            1999
                                                                                               ----            ----
Net Income Applicable to Common and Class A Common Stockholders                              $1,001            $961

Plus: Real property depreciation, amortization of tenant improvements and amortization of lease acquisition costs and recoveries of investments
         in properties subject to finance leases                                              1,717           1,579

         Adjustments for unconsolidated joint venture                                           188             165
                                                                                                ---             ---

Funds from Operations                                                                        $2,906          $2,705
                                                                                             ======          ======



RESULTS OF OPERATIONS

Revenues

Operating lease revenue increased 14% in the first quarter of fiscal 2000 from the comparable period in fiscal 1999. The increase in operating lease revenues results principally from additional rental income earned from properties acquired in fiscal 1999 and the effect of new leasing at certain of the Company's core retail properties. Revenues derived from new acquisitions totaled $936,000 in the three months ended January 31, 2000. Operating lease revenue for all other properties owned increased 4.8% in fiscal 2000 from new leasing when compared to the same period in the year ago quarter.

During fiscal 2000, two tenants with leases totaling 28,000 square feet of space filed for bankruptcy protection and vacated their premises at one of the Company's retail properties. The Company is actively seeking to replace these tenants.

The Company's core properties were more than 95% leased at January 31, 2000, unchanged from the end of the last fiscal quarter. The Company leased or renewed 72,000 square feet of leasable space in the first quarter of fiscal 2000 compared to 36,000 square feet of space in the comparable quarter a year ago.

Expenses

Total expenses amounted to $5,912,000 in the first quarter of fiscal 2000 compared to $5,082,000 in the same quarter last year. The largest expense category is property expenses of the real estate operating properties. The increase in property expenses in fiscal 2000 reflect the effect of recent acquisitions of properties in fiscal 1999. Property expenses of new properties increased operating expenses by $280,000 in the first quarter of fiscal 2000. Property expenses for all other properties increased by 8.9% compared to the same period in fiscal 1999. The increases were principally attributable to higher repairs and maintenance expenses and real estate taxes at certain of the Company's core properties.

Interest expense increased from borrowings on the Company's unsecured and secured revolving credit facilities utilized to complete the acquisition of properties in fiscal 1999 and $25.4 million in new first mortgage loans financed last year.

Depreciation and amortization expense increased principally from the acquisition of nearly $23 million of properties during fiscal 1999.

General and administrative expenses increased in fiscal 2000 from higher legal and other professional costs and compensation expense related to restricted stock issued to key employees of the Company.

                                             PART II - OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K
                  --------------------------------

                  Reports on Form 8-K

                  There were no reports on Form 8-K filed with the Securities and Exchange Commission during the Registrant's fiscal first quarter ended January 31, 2000.

S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 URSTADT BIDDLE PROPERTIES INC.
                                                 ------------------------------
                                                  (Registrant)


                                                     /S/ Charles J. Ustadt
                                                 By
                                                 Charles J. Urstadt
                                                 Chairman and
                                                 Chief Executive Officer

                                                     /S/ James R. Moore
                                                 By:
                                                 James R. Moore
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
                                               and Principal Accounting Officer)
Dated: March 14, 2000