Form 10-Q
period 2000-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2000-06-14
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                  Quarterly Report under Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

For Quarter Ended April 30, 2000                Commission File Number 1-12803
                  --------------                                       -------

                         URSTADT BIDDLE PROPERTIES INC.

                (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                            04-2458042
--------                                                            ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

321 Railroad Avenue, Greenwich, CT                                       06830
-----------------------------------                                     ------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 5,538,265 Common Shares, par value $.01 per share and 5,243,211 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 15 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO15 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--April 30, 2000 and October 31, 1999.

             Consolidated Statements of Income--Three months ended April 30, 2000 and 1999; Six months ended April 30, 2000 and 1999

             Consolidated Statements of Cash Flows--Six months ended April 30, 2000 and 1999.

             Consolidated Statements of Stockholders' Equity--Six months ended April 30, 2000 and 1999.

             Notes to Consolidated Financial Statements - April 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)(unaudited)

  ASSETS                                                                                           April 30,       October 31,
                                                                                                     2000              1999
     Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                  $143,116          $144,522
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                  13,053            16,966
      Investment in unconsolidated joint venture                                                      9,629             9,889
      Mortgage notes receivable                                                                       4,741             2,500
                                                                                                      -----             -----
                                                                                                    170,539           173,877

  Cash and cash equivalents                                                                           3,976             2,758
  Interest and rent receivable                                                                        3,906             3,370
  Deferred charges, net of accumulated amortization                                                   2,193             2,418
  Other assets                                                                                        2,192             1,351
                                                                                                      -----             -----
                                                                                                   $182,806          $183,774
                                                                                                   ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
  Bank loans                                                                                          $   -           $ 2,000
  Mortgage notes payable                                                                             52,241            51,263
  Accounts payable and accrued expenses                                                               2,544             1,907
  Deferred directors' fees and officers' compensation                                                   127               155
  Other liabilities                                                                                   1,705             1,810
                                                                                                      -----             -----
                                                                                                     56,617            57,135
                                                                                                     ------            ------

  Minority Interests                                                                                  5,140             5,140
                                                                                                      -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized: 8.99%
      Series B Senior  Cumulative  Preferred stock,  (liquidation  preference of
      $100

      per share); 350,000 shares issued and outstanding in 2000 and 1999                             33,462            33,462
                                                                                                     ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
         none issued and outstanding                                                                      -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
         5,538,265 and 5,531,845 outstanding shares in 2000 and 1999, respectively                       55                55
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
         5,243,211 and 5,184,039 outstanding shares in 2000 and 1999, respectively                       52                52
      Additional paid in capital                                                                    121,478           120,964
      Cumulative distributions in excess of net income                                             (31,706)          (31,127)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                  (2,292)           (1,907)
                                                                                                    -------           -------

                                                                                                     87,587            88,037
                                                                                                     ------            ------
                                                                                                   $182,806          $183,774
                                                                                                   ========          ========


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share data)

                                                                              Six Months Ended               Three Months Ended
                                                                                    April 30                      April 30
                                                                           ----------------------------     --------------------
                                                                                 2000           1999          2000         1999
                                                                                 ----           ----          ----         ----
Revenues:

    Operating leases                                                          $15,102        $14,010        $7,488       $7,331
    Financing leases                                                               66            132            29           62
    Interest and other                                                            297            280           165          130
    Equity in income of unconsolidated joint venture                              212            162           183          128
                                                                                  ---            ---           ---          ---
                                                                               15,677         14,584         7,865        7,651
                                                                               ------         ------         -----        -----
Operating Expenses:

    Property expenses                                                           4,994          4,498         2,531        2,348
    Interest                                                                    2,121          1,820         1,006          943
    Depreciation and amortization                                               3,078          2,857         1,568        1,467
    General and administrative expenses                                         1,380          1,331           608          717
    Directors' fees and expenses                                                   90            103            38           52
                                                                                   --            ---            --           --
                                                                               11,663         10,609         5,751        5,527
                                                                               ------         ------         -----        -----

Operating  Income before Minority Interests                                     4,014          3,975         2,114        2,124

Minority Interests in Results of Consolidated Joint Ventures                      225            192           112           88
                                                                                  ---            ---           ---           --

   Operating Income                                                             3,789          3,783         2,002        2,036

   Gains on Sales of Real Estate Investments                                    1,065              0         1,065            0
                                                                                -----              -         -----            -

Net Income                                                                      4,854          3,783         3,067        2,036

   Preferred Stock Dividends                                                    1,573          1,573           787          787
                                                                                -----          -----           ---          ---

Net Income Applicable to Common and  Class A Common Stockholders               $3,281         $2,210        $2,280       $1,249
                                                                               ======         ======        ======       ======

Basic Earnings per Share:

Common                                                                           $.30           $.21          $.21         $.12
                                                                                 ====           ====          ====         ====
Class A Common                                                                   $.33           $.22          $.23         $.12
                                                                                 ====           ====          ====         ====

Weighted Average Number of Shares Outstanding:

Common                                                                          5,349          5,080         5,361        5,077
                                                                                =====          =====         =====        =====
Class A Common                                                                  5,054          5,228         5,074        5,281
                                                                                =====          =====         =====        =====

Diluted Earnings Per Share:

Common                                                                           $.30           $.21          $.20         $.12
                                                                                 ====           ====          ====         ====
Class A Common                                                                   $.33           $.22          $.23         $.12
                                                                                ====           ====          ====         ====

Weighted Average Number of Shares Outstanding:

Common and Common Equivalent                                                    5,422          5,132         5,432        5,145
                                                                                =====          =====         =====        =====
Class A Common and Class A Common Equivalent                                    5,517          5,539         5,535        5,747
                                                                                =====          =====         =====        =====

       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (in thousands)

                                                                                                        Six Months Ended April 30,

                                                                                                         2000               1999
                                                                                                         ----               ----
      Operating Activities:

      Net income                                                                                       $4,854             $3,783
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                                 3,078              2,857
          Compensation expense relating to  restricted stock                                              305                231
          Recovery of investment in properties owned
             subject to financing leases                                                                  674                608
          Equity in income of unconsolidated joint venture                                              (212)              (162)
          Gains on sales of real estate investments                                                   (1,065)                -0-
          (Increase) in interest and rent receivable                                                    (536)              (295)
          Increase (Decrease) in accounts payable and accrued expenses                                    638                (1)
          (Increase) in other assets and other liabilities, net                                         (991)            (1,457)
                                                                                                        -----            -------
          Net Cash Provided by Operating Activities                                                     6,745              5,564
                                                                                                        -----              -----

      Investing Activities:

          Acquisitions of properties                                                                      -0-            (4,592)
          Deposits on acquisitions                                                                        -0-              (250)
          Improvements to properties and deferred charges                                             (1,046)            (1,317)
          Investment in unconsolidated joint venture                                                    (228)              (383)
          Distributions received from unconsolidated joint venture                                        700                500
          Payments received on mortgage notes receivable                                                   59                 52
          Net proceeds from sales of properties                                                         1,620                -0-
          Miscellaneous                                                                                   -0-                345
                                                                                                          ---                ---

          Net Cash Provided by(Used in) Investing Activities                                            1,105            (5,645)
                                                                                                        -----            -------

      Financing Activities:

          Sales of additional Common and Class A Common shares                                          1,312              2,008
          Proceeds from (repayment of) bank loans                                                     (2,000)              2,000
          Proceeds from mortgage notes payable                                                          6,500                -0-
          Dividends paid on Common and Class A Common shares                                          (3,860)            (3,726)
          Dividends paid on Preferred Stock                                                           (1,573)            (1,573)
          Purchases of Common and Class A Common shares                                               (1,488)              (534)
          Payments on mortgage notes payable                                                          (5,523)              (204)
                                                                                                      -------              -----

          Net Cash (Used in) Financing Activities                                                     (6,632)            (2,029)
                                                                                                      -------            -------

      Net Increase (Decrease) In Cash and Cash Equivalents                                              1,218            (2,110)
      Cash and Cash Equivalents at Beginning of Period                                                  2,758              3,900
                                                                                                        -----              -----

      Cash and Cash Equivalents at End of Period                                                       $3,976             $1,790
                                                                                                       ======             ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except shares and per share data)

                                                                                                        Unamortized
                                                                                                        Restricted
                                   Common Stock     Class A Common Stock                  (Cumulative   Stock
                                   Outstanding         Outstanding           Additional   Distributions Compensation
                                    Number of    Par   Number of       Par      Paid In   In Excess of  and Notes
                                      Shares   Value      Shares     Value      Capital   Net Income)   Receivable   Total
                                      ------   -----      ------     -----      -------   -----------    ----------  -----


Balances - October 31, 1998           5,221,602     $52   5,193,650    $52      $118,558  $(29,699) $(1,634)    $87,329
Net Income Applicable to Common
and Class A Common stockholders               -       -           -       -            -     2,210         -      2,210
Cash dividends paid :
  Common Stock ($.34  per share)              -       -           -       -            -   (1,720)         -    (1,720)
  Class A Common Stock ($.38
  Per share)                                  -       -           -       -            -   (2,006)         -    (2,006)
Sales of additional shares               32,000       -     202,000       2        1,863         -         -      1,865
Sales of additional shares
  under dividend reinvestment plan        8,390       -       9,007       -          143         -         -        143
Shares issued under restricted           46,500       1      46,500       1          759         -     (761)          -
stock plan
Amortization of restricted stock
  compensation                                -       -           -       -            -         -       231        231
Purchases of shares                    (52,300)      (1)    (14,000)      -         (533)        -         -       (534)
                                       --------     ---   ---------    ---      --------  --------  --------    -------
Balances - April 30, 1999             5,256,192     $52   5,437,157    $55      $120,790  $(31,215) $(2,164)    $87,518
                                      =========     ===   =========    ===      ========  ========= ========    =======

Balances - October 31, 1999           5,531,845     $55   5,184,039    $52      $120,964  $(31,127) $(1,907)    $88,037
Net Income Applicable to Common
and Class A Common stockholders               -       -           -       -            -     3,281         -      3,281
Cash dividends paid :
  Common Stock ($.35  per share)              -       -           -       -            -   (1,880)         -    (1,880)
  Class A Common Stock ($.39
  Per share)                                  -       -           -       -            -   (1,980)         -    (1,980)
Sales of additional shares               29,400       -     123,400     1          1,159         -         -      1,160
Sales of additional shares
  under dividend reinvestment plan        9,720       -       9,972       -          152         -         -        152
Shares issued under restricted
stock plan                               47,500       1      47,500     1            688         -     (690)          -
Amortization of restricted stock
  compensation                                -       -           -       -            -         -       305        305
Purchases of shares                    (80,200)     (1)   (121,700)    (2)       (1,485)                        (1,488)
                                       --------     ---   ---------    ---       -------  -----------------------------
                                                                                                 -         -
Balances - April 30, 2000             5,538,265     $55   5,243,211    $52      $121,478  $(31,706) $(2,292)    $87,587
                                      =========     ===   =========    ===      ========  ========= ========    =======




                       The   accompanying   notes  to   consolidated   financial
statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2000

Business

Urstadt Biddle Properties Inc., (the "Company") is a Maryland corporation that has qualified as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. The Company is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of April 30, 2000, the Company owned 22 properties containing a total of 3.1 million gross leasable square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three- and six-month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                        Six Months Ended          Three Months Ended
                                                                                              April 30,                  April 30,
                                                                                            2000        1999        2000        1999
                                                                                            ----        ----        ----        ----

Net income  applicable to Common stockholders - basic                                     $1,597      $1,043      $1,110        $589
Effect of dilutive securities:
  Operating partnership units                                                                  4          44        (10)          44
                                                                                          ------      ------      ------        ----
Net income applicable to Common Stockholders - diluted                                    $1,601      $1,087      $1,100        $633
                                                                                          ======      ======      ======        ====

Denominator

Denominator for basic EPS-weighted average Common shares                                   5,349       5,080       5,361       5,077
Effect of dilutive securities:
  Stock options and awards                                                                    73          52          71          68
  Operating partnership units                                                                 --          --          --          --

Denominator for diluted EPS - weighted average Common equivalent shares                    5,422       5,132       5,432       5,145
                                                                                           =====       =====       =====       =====

Numerator

Net income applicable to Class A Common stockholders - basic                              $1,684      $1,167      $1,170        $660
Effect of dilutive securities:
Operating partnership units                                                                  134         105          78          44
                                                                                          ------      ------       -----       -----
Net income applicable to Class A Common stockholders - diluted                            $1,818      $1,272       1,248       $ 704
                                                                                          ======      ======       =====       =====

Denominator

Denominator for basic EPS - weighted average Class A Common shares                         5,054       5,228       5,074       5,281
Effect of dilutive securities:
  Stock options and awards                                                                    80          66          78          83
  Operating partnership units                                                                383         245         383        383
                                                                                           -----       -----       -----       -----
Denominator for diluted EPS - weighted average Class A Common equivalent shares
                                                                                           5,517       5,539       5,535       5,747
                                                                                           =====       =====       =====       =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the six months and three months ended April 30, 2000 and 1999 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

Stockholders' Equity

On January 7, 2000, the Company sold 29,400 Common Shares and 123,400 Class A Common shares for aggregate net proceeds of $1.16 million in a private placement which included all of the senior officers and directors of the Company.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees and directors of the Company. The Plan, as amended, allows for restricted stock awards of up to 350,000 shares of Class A Common stock and Common stock. During the six months ended April 30, 2000, the Company awarded 47,500 Common shares and 47,500 Class A Common shares (46,500 Common shares and 46,500 Class A Common shares in 1999) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

The Company's Board of Directors authorized a program to purchase up to one million of the Company's Class A Common and Common shares periodically. During the six months ended April 30, 2000, the Company purchased 80,200 Common shares and 121,700 Class A Common shares at an aggregate cost of $1,488,000 under this program.

Real Estate Investments

In fiscal 2000, the Company sold two of its non-core properties and realized net gains on the sales of the properties of $1,065,000. In connection with one of the sales, the Company received a purchase money mortgage receivable in the amount of $2,300,000. The mortgage note bears interest at an annual rate of 8.75% and is due on June 22, 2000. The mortgage note receivable represents a non cash investing activity and is therefore not included in the accompanying consolidated statements of cash flows.

Mortgage Notes Payable and Line of Credit

In February 2000, the Company closed a $6.5 million non recourse first mortgage loan secured by one of its retail properties having a net book value of $9.1 million at April 30, 2000. The mortgage loan has a term of 10 years and bears interest at a fixed rate of 7.78%. Proceeds for the mortgage loan were used to repay a $4.1 million mortgage note which matured on April 1, 2000 and to repay outstanding short-term bank loans.

In March 2000, the Company entered into an unsecured line of credit arrangement for $10 million with a major commercial bank. The line of credit expires in 2001 and is available, among other things, to acquire real estate, refinance indebtedness and working capital needs. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings will bear interest at the prime rate plus 1/2% or LIBOR plus 2 1/2%. The Company will pay an annual fee of 1/4% on unused amounts. There were no borrowings outstanding under this line of credit at April 30, 2000.

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the six month periods ended April 30, 2000 and 1999. Non-segment assets include cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments.


                                         Equity              Mortgage         Non
Quarter Ended April 30                   Investments         Loans            Segment          Total
----------------------                   -----------         ------------     -------          -----
2000

Total Revenues                           $ 15,380           $  180          $    117          $ 15,677
                                         ========           =======          =======          ========
Net Operating Income                     $ 10,161           $  180          $    117          $ 10,458
                                         ========           =======          =======          ========
Total Assets                             $175,317            $4,741           $2,748          $182,806
                                         ========           =======          =======          ========
1999

Total Revenues                           $ 14,304           $   161          $   119          $ 14,584
                                         ========          ========          =======          ========
Net Operating Income                     $  9,614          $    161          $   119          $  9,894
                                         ========          ========          =======          ========
Total Assets                             $172,807          $  2,555          $   737          $176,099
                                         ========          ========          =======          ========

The reconciliation to net income for the combined reportable segments and for the Company is as follows:

Quarter Ended April 30 (In thousands),                                                    2000            1999

Net Operating Income from Reportable Segments                                          $10,458          $9,894
                                                                                       -------          ------

Additions:
     Gains on sales of real estate investments                                           1,065             -0-
Deductions:
     Interest expense                                                                    2,121           1,820
     Depreciation and amortization                                                       3,078           2,857
     General, administrative and
      other expenses                                                                     1,470           1,434
                                                                                         -----           -----
Total Deductions                                                                         6,669           6,111
                                                                                         -----           -----

Net Income                                                                               4,854           3,783
     Preferred stock dividends                                                         (1,573)         (1,573)
                                                                                       -------         -------
Net Income Applicable to

     Common and Class A Common Stockholders                                             $3,281          $2,210
                                                                                        ======          ======


Commitments and Contingencies

Countryside Square Limited Partnership, an unconsolidated joint venture which owns the Countryside Square Shopping Center in Clearwater, Florida has contracted to sell the shopping center for $17.2 million. The sale is expected to close by the Company's fourth quarter.

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

At April 30, 2000, the Company had cash and cash equivalents of $3.9 million compared to $2.8 million at October 31 1999. The Company has a $20 million secured revolving credit facility with a bank which expires in 2005 and a $10 million unsecured line of credit which expires in 2001. The credit lines are available to finance the acquisition, management or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line is subject to the bank's satisfaction of certain conditions. At April 30, 2000, long-term debt consists of mortgage notes payable totaling $40.3 million and outstanding borrowings of $11.9 million under the secured revolving credit facility. There were no borrowings outstanding under the unsecured credit line.

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

The Company's Board of Directors has authorized the purchase of up to one million of the Company's Common and Class A Common shares periodically.
The repurchase program is subject to termination at any time for, among other reasons, prevailing market prices, availability of cash resources and alternative investment opportunities. In the first six months of fiscal 2000, the Company repurchased 80,200 Common shares and 121,700 Class A Common shares at an aggregate cost of $1,488,000 from available cash. The Company expects to fund the cost of future share purchases, if any, from available cash.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with generally accepted accounting principles (GAAP)) excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except for those that are treated as extraordinary items under GAAP. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the current NAREIT guidelines for the six month periods ended April 30, 2000 and 1999 (amounts in thousands):

                                                                                         Six months ended April 30

                                                                                               2000            1999
                                                                                               ----            ----
Net Income Applicable to Common and Class A Common Stockholders                              $3,281          $2,210

Plus: Real property depreciation, amortization of tenant improvements and amortization of lease acquisition costs and recoveries of investments
         in properties subject to finance leases                                              3,499           3,190

         Adjustments for unconsolidated joint venture                                           198             320

Less:  Gains on sales of real estate investments                                              1,065             -0-
                                                                                              -----          ------

Funds from Operations                                                                        $5,913          $5,720
                                                                                             ======          ======



RESULTS OF OPERATIONS

Revenues

Operating lease revenue increased 7.8% in the first half of fiscal 2000 from the comparable period in fiscal 1999. The increase in operating lease revenues results principally from additional rental income earned from properties acquired in fiscal 1999 and the effect of new leasing at certain of the Company's core retail properties. Revenues derived from acquisitions completed in fiscal 1999 totaled $1,893,000 in the six months ended April 30, 2000. Operating lease revenue for all other properties owned remained substantially unchanged when compared to the same period in the year ago period.

During fiscal 2000, three tenants with leases totaling 32,000 square feet of space filed for bankruptcy protection and vacated their premises at one of the Company's retail properties. The Company is negotiating with several prospective tenants to re-lease the vacant space.

The Company's core properties were nearly 95% leased at April 30, 2000, unchanged from the end of the last fiscal quarter. The Company leased or renewed 109,000 square feet of leasable space in the first half of fiscal 2000 compared to 84,000 square feet of space in the comparable half a year ago.

Expenses

Total expenses amounted to $11,663,000 in the first half of fiscal 2000 compared to $10,609,000 in the first half last year. The largest expense category is property expenses of the real estate operating properties. The increase in property expenses in fiscal 2000 reflect the effect of recent acquisitions of properties in fiscal 1999. Property expenses of new properties increased operating expenses by $441,000 in the first half of fiscal 2000. Property expenses for all other properties increased by 7% compared to the same period in fiscal 1999. The increases were principally attributable to higher repairs and maintenance expenses and real estate taxes at certain of the Company's core properties.

Interest expense increased from additional borrowings on the Company's unsecured and secured revolving credit facilities utilized to complete the acquisition of properties in fiscal 1999 and $25.4 million in new first mortgage loans financed last year.

Depreciation and amortization expense increased principally from the acquisition of nearly $23 million of properties during fiscal 1999.

General and administrative expenses increased in fiscal 2000 from higher legal and other professional costs and compensation expense related to restricted stock issued to key employees of the Company.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of April 30, 2000, the Company had approximately $11.9 million of variable rate debt outstanding under its secured line of credit agreement. The interest rate risk of such debt can be mitigated by electing a fixed rate interest option at any time prior to the last year of the agreement as provided for in the agreement. The Company believes the interest rate risk represented by variable-rate debt is not material to the Company or its overall capitalization.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of April 30, 2000 the Company had no other material exposure to market risk.

                           PART II - OTHER INFORMATION

Item 1            LEGAL PROCEEDINGS

                  The Company is not presently  involved in any litigation,  nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The date of the Annual meeting was March 15, 2000

(b)      Stockholders voted on the following proposal:

                  To amend the Company's Restricted Stock Award Plan.

                   2,822,646 combined Common and Class A Common Shares were voted in the affirmative; 311,423 combined Common and Class A Common shares were voted against; and 92,383 combined Common and Class A Common shares abstained in vote.

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  Reports on Form 8-K

                  There were no reports on Form 8-K filed with the Securities and Exchange Commission during the Registrant's fiscal quarter ended April 30, 2000.

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

                                                 URSTADT BIDDLE PROPERTIES INC.
                                                 ------------------------------
                                                  (Registrant)

                                                 By:/s/ Charles J. Urstadt
                                                 Charles J. Urstadt
                                                 Chairman and
                                                 Chief Executive Officer

                                                 By:/s/ James R. Moore
                                                 James R. Moore
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
                                               and Principal Accounting Officer)
Dated: June 14, 2000