Form 10-Q
period 2000-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2000-09-14
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended July 31,2000                   Commission File Number 1-12803
                  ------------                                          -------

                         URSTADT BIDDLE PROPERTIES INC.
               (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                             04-2458042
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

321 Railroad Avenue, Greenwich, CT                                      06830
-----------------------------------                                   --------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 5,517,007 Common Shares, par value $.01 per share and 5,217,480 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 16 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 16 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--July 31,2000 and October 31, 1999.

             Consolidated Statements of Income--Three months ended July 31, 2000 and 1999; Nine months ended July 31,2000 and 1999.

             Consolidated Statements of Cash Flows--Nine months ended July 31, 2000 and 1999.

             Consolidated Statements of Stockholders' Equity--Nine months ended July 31, 2000 and 1999.

             Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)

  ASSETS                                                                                           July 31,       October 31,
                                                                                                   --------       -----------
                                                                                                       2000              1999
                                                                                                       ----              ----
                                                                                                    (Unaudited)
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                  $144,031          $144,522
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                  12,525            16,966
      Investment in unconsolidated joint venture                                                      9,279             9,889
      Mortgage notes receivable                                                                       2,399             2,500
                                                                                                      -----             -----
                                                                                                    168,234           173,877

  Cash and cash equivalents                                                                           4,053             2,758
  Interest and rent receivable                                                                        3,663             3,370
  Deferred charges, net of accumulated amortization                                                   2,653             2,418
  Other assets                                                                                        2,183             1,351
                                                                                                      -----             -----
                                                                                                   $180,786          $183,774
                                                                                                   ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
  Bank loans                                                                                          $  --           $ 2,000
  Mortgage notes payable                                                                             52,101            51,263
  Accounts payable and accrued expenses                                                               1,559             1,907
  Deferred officers' compensation                                                                       136               155
  Other liabilities                                                                                   1,905             1,810
                                                                                                      -----             -----
                                                                                                     55,701            57,135
                                                                                                     ------            ------

  Minority Interests                                                                                  5,140             5,140
                                                                                                      -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized: 8.99%
      Series B Senior Cumulative Preferred stock (liquidation preference of $100
      per share); 350,000 shares issued and outstanding in 2000 and 1999                             33,462            33,462
                                                                                                     ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
         none issued and outstanding                                                                      -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
         5,517,007 and 5,531,845 outstanding shares in 2000 and 1999, respectively                       55                55
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
         5,217,480 and 5,184,039 outstanding shares in 2000 and 1999, respectively                       52                52
      Additional paid in capital                                                                    121,124           120,964
      Cumulative distributions in excess of net income                                             (32,604)          (31,127)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                  (2,144)           (1,907)
                                                                                                    -------           -------

                                                                                                     86,483            88,037
                                                                                                     ------            ------
                                                                                                   $180,786          $183,774
                                                                                                    =======           =======

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share data)

                                                                        Nine Months Ended                Three Months Ended
                                                                             July 31                            July 31
                                                                    ---------------------------     -------------------------------

                                                                             2000            1999            2000             1999
                                                                             ----            ----            ----             ----
Revenues:
    Operating leases                                                      $22,455         $21,026          $7,353           $7,016
    Financing leases                                                           86             185              20               53
    Interest and other                                                        519             414             222              134
    Equity in income of unconsolidated joint venture                          223             225              11               63
                                                                            -----          ------           -----            -----
                                                                           23,283          21,850           7,606            7,266
                                                                           ------          ------           -----            -----
Operating Expenses:
    Property expenses                                                       7,548           6,768           2,554            2,270
    Interest                                                                3,183           2,809           1,062              989
    Depreciation and amortization                                           4,569           4,369           1,491            1,512
    General and administrative expenses                                     1,921           1,872             541              541
    Directors' fees and expenses                                              125             137              34               34
                                                                            -----           -----           -----            -----
                                                                           17,346          15,955           5,682            5,346
                                                                           ------          ------           -----            -----

Operating  Income before Minority Interests                                 5,937           5,895           1,924            1,920

Minority Interests in Results of Consolidated Joint Ventures                  338             303             113              111
                                                                              ---             ---             ---              ---

Operating Income                                                            5,599           5,592           1,811            1,809

Gains on Sales of Real Estate Investments                                   1,067               0               0                0
                                                                            -----           ------         -------           ------
Net Income                                                                  6,666           5,592           1,811            1,809

   Preferred Stock Dividends                                                2,360           2,360             787              787
                                                                            -----           -----             ---              ---

Net Income Applicable to Common and  Class A Common
Stockholders                                                               $4,306          $3,232          $1,024           $1,022
                                                                           ======          ======          ======           ======

Basic Earnings per Share:
Common                                                                       $.39            $.30            $.09             $.09
                                                                             ====            ====            ====             ====
Class A Common                                                               $.44            $.32            $.10             $.11
                                                                             ====            ====            ====             ====

Weighted Average Number of Shares Outstanding:
Common                                                                      5,342           5,184           5,326            5,387
                                                                            =====           =====           =====            =====
Class A Common                                                              5,054           5,160           5,028            5,028
                                                                            =====           =====           =====            =====

Diluted Earnings Per Share:
Common                                                                       $.39            $.30            $.09             $.09
                                                                             ====            ====            ====             ====
Class A Common                                                               $.43            $.32            $.10             $.10
                                                                             ====            ====            ====             ====

Weighted Average Number of Shares Outstanding:
Common and Common Equivalent                                                5,416           5,255           5,393            5,469
                                                                            =====           =====           =====            =====
Class A Common and Class A Common Equivalent                                5,519           5,544           5,485            5,513
                                                                            =====           =====           =====            =====





The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)

                                                                                                      Nine Months Ended
                                                                                                           July 31,

                                                                                                    2000              1999
                                                                                                    ----              ----
Operating Activities:
Net income                                                                                        $6,666            $5,592
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                                  4,569             4,369
    Compensation expense relating to  restricted stock                                               465               360
    Recovery of investment in properties owned subject to financing leases                         1,024               925
    Equity in income of unconsolidated joint venture                                               (223)             (225)
    Gains on sales of real estate investments                                                    (1,067)                 0
    (Increase) in interest and rent receivable                                                     (293)             (128)
    (Decrease) increase in accounts payable and accrued expenses                                   (348)               166
    (Increase) in other assets and other liabilities, net                                          (679)           (1,061)
                                                                                                   -----           -------

    Net Cash Provided by Operating Activities                                                     10,114             9,998
                                                                                                  ------             -----

Investing Activities:
    Acquisitions of properties                                                                         0           (4,592)
    Deposits on acquisitions                                                                       (100)             (450)
    Improvements to properties and deferred charges                                              (3,728)           (2,178)
    Investment in unconsolidated joint venture                                                     (366)             (510)
    Distributions received from unconsolidated joint venture                                       1,200               600
    Payments received on mortgage notes receivable                                                   101                79
    Net proceed from sales of properties                                                           3,921                 0
    Miscellaneous                                                                                      0               339
                                                                                                   -----             -----

    Net Cash Provided by (Used in) Investing Activities                                            1,028           (6,712)
                                                                                                   -----           -------

Financing Activities:
    Sales of additional Common and Class A Common shares                                           1,387             2,160
    Payments on mortgage notes payable and bank loans                                            (7,662)          (14,878)
    Proceeds from mortgage notes payable and bank loans                                            6,500            17,000
    Dividends paid - Common and Class A Common shares                                            (5,783)           (5,604)
    Dividends paid - Preferred Stock                                                             (2,360)           (2,360)
    Purchases of Common and Class A Common shares                                                (1,929)             (534)
                                                                                                 -------             -----

    Net Cash Used in Financing Activities                                                        (9,847)           (4,216)
                                                                                                 -------           -------

Net Increase (Decrease) In Cash and Cash Equivalents                                               1,295             (930)
Cash and Cash Equivalents at Beginning of Period                                                   2,758             3,900
                                                                                                   -----             -----

Cash and Cash Equivalents at End of Period                                                        $4,053            $2,970
                                                                                                  ======            ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY  (UNAUDITED)
(In  thousands, except shares and per share data)


                                                                                                     Unamortized
                                      Common Stock     Class A Common Stock                          Restricted
                                      ------------     --------------------           (Cumulative    Stock
                                   Outstanding           Outstanding       Additional  Distributions Compensation
                                   Number of     Par     Number of  Par    Paid In     In Excess of  and Notes
                                   Shares        Value   Shares     Value  Capital     Net Income)   Receivable    Total
                                   ------        -----   ------     -----  -------     -----------   ----------    -----


Balances - October 31, 1998          5,221,602     $52   5,193,650    $52     $118,558  $(29,699)  $(1,634)    $87,329
Net Income Applicable to Common
and Class A Common stockholders              -       -           -       -           -      3,232         -      3,232
Cash dividends paid :
  Common Stock ($.51  per share)             -       -           -       -           -    (2,586)         -    (2,586)
  Class A Common Stock ($.57
  per share)                                 -       -           -       -           -    (3,018)         -    (3,018)
Deemed repurchase of Class A
  Common Stock and reissuance of
  Common Stock                         272,727       -   (272,727)       -           -          -         -          -
Sale of additional shares               32,000       -     212,000       2       1,943          -         -      1,945
Sale of additional shares
  under dividend reinvestment plan      12,988       -      13,615       -         215          -         -        215
Shares issued under restricted
stock plan                              46,500       1      46,500       1         759          -     (761)          -
Amortization of restricted stock
  compensation                               -       -           -       -           -          -       360        360
Purchases of Common and Class A
  Common shares                       (52,300)     (1)    (14,000)       -        (533)         -         -       (534)
                                      --------     ---    --------     ---       -----  ---------  --------    -------
Balances - July 31,1999              5,533,517     $52   5,179,038     $55    $120,942  $(32,071)  $(2,035)    $86,943
                                     =========     ===   =========     ===     ========  =========  ========    =======

Balances - October 31, 1999          5,531,845     $55   5,184,039    $52     $120,964  $(31,127)  $(1,907)    $88,037
Net Income Applicable to Common
and Class A Common stockholders              -       -           -       -           -      4,306         -      4,306
Cash dividends paid :
  Common Stock ($.525  per share)            -       -           -       -           -    (2,818)         -    (2,818)
  Class A Common Stock ($.585
  per share)                                 -       -           -       -           -    (2,965)         -    (2,965)
Sale of additional shares               29,400       -     123,400       1       1,159          -         -      1,160
Sale of additional shares
  under dividend reinvestment plan      15,987       -      16,266       -         227          -         -        227
Shares issued under restricted
stock plan                              48,375       1      48,375       1         700          -     (702)          -
Amortization of restricted stock
  Compensation                               -       -           -       -           -          -       465        465
Purchases of Common and Class A
Common Shares                         (108,600)     (1)   (154,600)    (2)      (1,926)         -         -     (1,929)
                                     ---------     ---   ---------    ---      -------  ---------  --------    -------
Balances - July 31, 2000             5,517,007     $55   5,217,480    $52     $121,124  $(32,604)  $(2,144)    $86,483
                                     =========     ===   =========    ===     ========  =========  ========    =======



The   accompanying   notes  to   consolidated   financial
statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31, 2000


Business

Urstadt Biddle Properties Inc., (the "Company") is a Maryland corporation that has qualified as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. The Company is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of July 31, 2000, the Company owned 23 properties containing a total of 3.1 million gross leasable square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three- and nine-month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                               Nine Months           Three Months
                                                                                                 July 31,               July 31,
                                                                                            2000        1999        2000       1999
                                                                                           ----        ----        ----        ----
Numerator
Net income  applicable to Common stockholders - basic                                     $2,099      $1,573        $499       $500
Effect of dilutive securities:
  Operating partnership units                                                                 14          28          13         12
                                                                                          ------      ------        ----       ----
Net income applicable to Common Stockholders - diluted                                    $2,113      $1,601        $512       $512
                                                                                          ======      ======        ====       ====

Denominator
Denominator for basic EPS-weighted average Common shares                                   5,342       5,184       5,326      5,387
Effect of dilutive securities:
  Stock options and awards                                                                    74          71          67         82
                                                                                            ----       -----        ----      -----
Denominator for diluted EPS - weighted average Common equivalent shares                    5,416       5,255       5,393      5,469
                                                                                           =====       =====       =====      =====

Numerator
Net income applicable to Class A Common stockholders - basic                              $2,207      $1,659       $ 525       $522
Effect of dilutive securities:
Operating partnership units                                                                  192         145          55         56
                                                                                           -----       -----        ----       ----
Net income applicable to Class A Common stockholders - diluted                            $2,399      $1,804        $580       $578
                                                                                          ======      ======        ====       ====

Denominator
Denominator for basic EPS - weighted average Class A Common shares                         5,054       5,160       5,028      5,028
Effect of dilutive securities:
  Stock options and awards                                                                    82          92          74        102
  Operating partnership units                                                                383         292         383        383
                                                                                           -----       -----       -----       ----
Denominator for diluted EPS - weighted average Class A Common equivalent shares
                                                                                           5,519       5,544       5,485      5,513
                                                                                           =====       =====       =====      =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the nine months and three months ended July 31, 2000 and 1999 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

Real Estate Investments

In fiscal  2000,  the Company  sold two of its  non-core  properties  comprising
146,875 square feet of gross leaseable area (GLA) for aggregate proceeds of approximately $4,000,000 and realized net gains on the sales of the properties of $1,067,000.

Mortgage Notes Payable and Unsecured Line of Credit

In February 2000, the Company closed a $6.5 million non-recourse first mortgage loan secured by one of its retail properties having a net book value of $9 million at July 31, 2000. The mortgage loan has a term of 10 years and bears interest at a fixed rate of 7.78%. Proceeds from the mortgage loan were used to repay a $4.1 million mortgage note and to repay outstanding short-term bank loans.

In March 2000, the Company entered into an unsecured line of credit arrangement for $10 million with a major commercial bank. The line of credit expires in 2001 and is available, among other things, to acquire real estate, refinance indebtedness and for working capital needs. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings bear interest at the prime rate plus 1/2% or LIBOR plus 2 1/2%. The Company pays an annual fee of 1/4% on unused amounts. There were no borrowings outstanding under this line of credit at July 31, 2000.

Stockholders' Equity

On January 7, 2000, the Company sold 29,400 Common Shares and 123,400 Class A Common shares of the Company for aggregate proceeds of $1.16 million in a private placement which included all of the senior officers and directors of the Company.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees and directors of the Company. The Plan, as amended, allows for restricted stock awards of up to 350,000 shares of Class A Common stock and Common stock. During the nine months ended July 31, 2000, the Company awarded 48,375 Common shares and 48,375 Class A Common shares (46,500 Common shares and 46,500 Class A Common shares in 1999) to participants in the Plan as an incentive for future services. The shares vest generally after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the vesting periods.

The Company's Board of Directors authorized a program to purchase up to one million of the Company's Class A Common and Common shares periodically. During the nine months ended July 31, 2000, the Company purchased 108,600 Common shares and 154,600 Class A Common shares at an aggregate cost of $1,929,000 under this program.

In June, 2000, an officer of the Company was awarded stock options to purchase 593,000 shares of Common Stock or Class A Common Stock or a combination of both classes of such stock of the Company as shall total the number of shares subject to the options. The exercise price of the options granted was equal to the fair market value of the Common and Class A Common shares on the date of grant. Options to purchase 294,500 shares of Common Stock and Class A Common Stock previously granted to another officer of the Company were cancelled.

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the nine month periods ended July 31, 2000 and 1999. Non-segment assets include cash and cash equivalents, interest receivable and other assets. The non-segment revenues consist principally of interest income on temporary investments.


                                              Equity         Mortgage          Non
Three Months Ending July 31                Investments        Loans          Segment          Total
---------------------------                -----------        -----          -------          -----
2000
Total Revenues                                $  7,402         $   119         $   85          $  7,606
                                             =========        ========        =======          ========
Net Operating Income                          $  4,735         $   119         $   85          $  4,939
                                             =========        ========        =======          ========
Total Assets                                 $ 175,752        $  2,399        $ 2,635         $ 180,786
                                             =========       =========       ========         =========
1999

Total Revenues                                $  7,150          $   80         $   36         $  7,266
                                             =========         =======        =======         ========
Net Operating Income                          $  4,769          $   80         $   36         $  4,885
                                             =========         =======        =======         ========
Total Assets                                 $ 171,666        $  2,528        $ 1,741        $ 175,935
                                             =========        ========        =======        =========


Nine Months Ending July 31,
2000
Total Revenues                                $ 22,782         $   299         $  202         $ 23,283
                                              ========         =======         ======         ========
Net Operating Income                          $ 14,896         $   299         $  202         $ 15,397
                                              ========         =======         ======         ========
Total Assets                                 $ 175,752        $  2,399        $ 2,635        $ 180,786
                                              ========        ========        =======        =========
1999
Total Revenues                                 $21,454         $   241         $  155         $ 21,850
                                                ======         ========       =======         ========
Net Operating Income                          $ 14,383         $   241         $  155         $ 14,779
                                              ========         ========       =======         ========
Total Assets                                 $ 171,666        $  2,528        $ 1,741        $ 175,935
                                             ==========       =========       =======        =========

The reconciliation to net income for the combined reportable segments and for the Company is as follows:

                                                                   Nine Months                     Three Months
                                                                  Ended July 31,                  Ended July 31,
                                                               2000           1999             2000            1999
                                                              -----          -----            -----            ----

Net operating income from reportable segments                 $ 15,397       $ 14,779         $  4,939        $  4,885
                                                             ---------      ---------        ---------        --------
Additions:
    Gain on sale of real estate                                  1,067            -                  -             -
                                                                 ------        ----               ----          ----
Total Additions                                                  1,067            -                  -             -
                                                                 ------        ----               ----          ----
Deductions:
     General and administrative expenses                          2,046          2,009              575             575
     Interest expense                                             3,183          2,809            1,062             989
     Depreciation and amortization                                4,569          4,369            1,491           1,512
                                                                 ------         ------           ------           -----
Total Deductions                                                  9,798          9,187            3,128           3,076
                                                                 ------         ------           ------           -----

Net Income                                                        6,666          5,592            1,811           1,809
   Preferred Stock Dividends                                     (2,360)        (2,360)            (787)           (787)
                                                                 -------         ------           -----           -----
Net Income applicable to Common and Class A
     Common Stockholders                                         $4,306        $ 3,232         $  1,024        $  1,022
                                                               =========       ========        =========       ========

Commitments and Contingencies

In April 2000, Countryside Square Limited Partnership, an unconsolidated joint venture which owns the Countryside Square Shopping Center in Clearwater, Florida, contracted to sell the shopping center for $17.2 million. In July 2000, the contract expired and negotiations for the sale of the property were terminated.

In July 2000, the Company contracted for the purchase of an office building located in Greenwich, Connecticut at a purchase price of $1,650,000.

The Company has entered into an option agreement which permits the option-holder to purchase land owned by the Company at a purchase price of $1,200,000. The option agreement expires in December 2000.

Subsequent Event

On August 29, 2000, the Company sold 75,000 shares of Class A Common Stock for $562,500 in a private placement with two individuals.

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

At July 31, 2000, the Company had cash and cash equivalents of $4.1 million compared to $2.8 million at October 31, 1999. The Company has a $20 million secured revolving credit facility with a bank which expires in 2005 and a $10 million unsecured line of credit which expires in 2001. The credit lines are available to finance the acquisition, management or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings outstanding under the unsecured credit line at July 31, 2000. Long-term debt consists of mortgage notes payable totaling $40.2 million and outstanding borrowings of $11.9 million under the secured revolving credit facility.

In February 2000, the Company obtained a mortgage note payable in the amount of $6.5 million secured by one of its core retail properties having a net book value of $9 million. Proceeds from the financing were used to repay a $4.1 million mortgage note payable and outstanding short-term bank loans.

Earlier in the year, the Company completed the sale of approximately $1,160,000 of additional Common and Class A Common shares in a private placement transaction that included all of the Company's directors and senior officers.

The  Company's  Board of  Directors  has  authorized  the  purchase of up to one million of the Company's Common and Class A Common shares periodically. The repurchase program is subject to termination at any time for, among other reasons, prevailing market prices, availability of cash resources and alternative investment opportunities. In the first nine months of fiscal 2000, the Company repurchased 108,600 Common shares and 154,600 Class A Common shares at an aggregate cost of $1,929,000 from available cash. The Company expects to fund the cost of future share purchases, if any, from available cash.

The Company expects to make real estate investments from time to time and invests in its existing properties in connection with its leasing activities and property improvement requirements. As of July 31, 2000 the Company had contracted to purchase an office building property at a cost of $1.7 million.

As of July 31, 2000, the Company was committed to spend $5 million in connection with certain new tenant lease obligations. For the first nine months of fiscal 2000, the Company spent $3.7 million from available cash for capital improvements and leasing costs.

The Board of Directors has expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The non-core properties comprise all of the Company's distribution and service facilities, and certain of its office and retail properties and undeveloped land located outside of the Northeast region of the United States. In fiscal 2000, the Company sold two non-core properties totaling 146,875 square feet of gross leasable space for approximately $4 million and realized gains on the sales of these properties totaling $1.1 million.

Funds from Operations

The Company considers Funds From Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with generally accepted accounting principles (GAAP)) excluding gains (or losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring events except for those that are treated as extraordinary items under GAAP. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the current NAREIT guidelines for the nine month periods ended July 31, 2000 and 1999 (amounts in thousands):

                                                                                           Nine months ended July 31,

                                                                                                  2000           1999
                                                                                                  ----           ----

Net Income Applicable to Common and Class A Common Stockholders                                 $4,306         $3,232
Plus:  Real property depreciation, amortization of tenant improvements and amortization of lease acquisition costs and recoveries of investments
            in properties subject to finance leases                                              5,210          4,849
          Adjustments for unconsolidated joint venture                                             370            490
Less:  Gains on sales of real estate investments                                               (1,067)             -
                                                                                               -------         ------
Funds from Operations                                                                           $8,819         $8,571
                                                                                                ======         ======


RESULTS OF OPERATIONS

Revenues

Revenues from operating leases increased $1,429,000 or 6.8% to $22,455,000 in the first nine months of fiscal 2000 as compared with $21,026,000 for the corresponding period in 1999. The increase in operating lease revenues results principally from additional rental income earned from properties acquired in fiscal 1999. The incremental increase in revenues derived from properties acquired in fiscal 1999 amounted to $1,675,000 in the nine months ended July 31, 2000. In the nine-month and three-month periods ended July 31,2000, operating lease revenue for properties owned during both fiscal 2000 and 1999 decreased by 1.9% and 4.6%, respectively, when compared to the same periods in the year ago period. The decreases result principally from the effect of the loss of rental income from three tenants at one of the Company's shopping centers, occupying a total of 32,000 square feet of gross leasable area (GLA), that filed for bankruptcy protection and vacated their respective premises in the first quarter of fiscal 2000. The Company has signed leases with new tenants to re-lease the vacant space.

The Company's core properties, consisting of 1.7 million square feet of GLA, were 96% leased at July 31, 2000, an increase of 1% from the end of the last fiscal quarter. The Company leased or renewed 262,000 square feet of GLA during the first nine months of fiscal 2000 compared to 228,000 square feet of GLA in the comparable nine month period a year ago.


Expenses

Total expenses amounted to $17,346,000 in the first nine months of fiscal 2000 compared to $15,955,000 for the same period last year. The largest expense category is property expenses of the real estate operating properties. The increases in property expenses in the nine-month and three-month periods ended July 31, 2000 result principally from the additional property expenses for properties acquired during fiscal 1999. The incremental increase in property expenses attributable to new properties in the nine-month and three-month periods ended July 31, 2000, was $609,000 and $136,000 respectively. Property expenses for all other properties in the nine-month and three-month periods ended July 31, 2000 increased by 6.3% and 5.8%, respectively compared to the same periods in fiscal 1999. The increases were principally attributable to higher repair and maintenance expenses and real estate taxes at certain of the Company's core properties.

Interest expense increased from additional borrowings utilized to complete the acquisition of properties in fiscal 1999 and $25.4 million in new first mortgage loans financed last year.

Depreciation and amortization expense increased principally from the additional depreciation expenses on $23 million of properties acquired during fiscal 1999.

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

As of July 31, 2000, the Company had approximately $11.9 million of variable rate debt outstanding under its secured line of credit agreement. The interest rate risk of such debt can be mitigated by electing a fixed rate interest option at any time prior to the last year of the agreement as provided for in the agreement. The Company believes the interest rate risk represented by variable-rate debt is not material to the Company or its overall capitalization.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of July 31, 2000 the Company had no other material exposure to market risk.

                             PART II - OTHER INFORMATION

Item 1            LEGAL  PROCEEDINGS

                  The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's option, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.


Item 6.           Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                  There were no reports on Form 8-K with the Securities and Exchange Commission during the Registrant's fiscal quarter ended July 31, 2000.

S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 URSTADT BIDDLE PROPERTIES INC..
                                                 -------------------------------
                                                  (Registrant)

                                                 By /S/ Charles J. Urstadt

                                                 Charles J. Urstadt
                                                 Chairman and
                                                 Chief Executive Officer

                                                 By: /S/ James R. Moore

                                                 James R. Moore
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
Dated: September 14, 2000                      and Principal Accounting Officer)