Form 10-K
period 2000-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2001-01-29
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2000
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 1-12803
                         URSTADT BIDDLE PROPERTIES INC.
                (Exact name of registrant as specified in its charter)
        MARYLAND                                                 04-2458042
        --------                                               -------------
 (State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)
     321 RAILROAD AVENUE
    GREENWICH, CONNECTICUT                                            06830
   ----------------------                                      ---------------
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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    x                  No
           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      x

           The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 9, 2001: Common Shares, par value $.01 per share
- $23,765,973; Class A Common Shares, par value $.01 per share - $33,474,248.

           Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 9, 2001 (latest date practicable): 6,225,387 Common Shares, par value $.01 per share, and 5,973,703 Class A Common Shares, par value $.01 per share.

                   DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for Annual Meeting of Stockholders to be held on March 14, 2001 (certain parts as indicated herein) (Part III).

                           TABLE OF CONTENTS
                                                               Form 10-K
Item No.                                                       Report Page

                                   PART I

1.     Business                                                      3

2.     Properties                                                    8

3.     Legal Proceedings                                             10

4.     Submission of Matters to a Vote of Security Holders           10


                                  PART II

5.     Market for the Registrant's Common Equity and
       Related Shareholder Matters                                   10

6.     Selected Financial Data                                       13

7.     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                 14

7A.    Quantitative and Qualitative Disclosures about Market Risk    18

8.     Financial Statements and Supplementary Data                   18

9.     Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                        18


                                    PART III

10.    Directors and Executive Officers of the Registrant            20

11.    Executive Compensation                                        20

12.    Security Ownership of Certain Beneficial Owners
       and Management                                                20

13.    Certain Relationships and Related Transactions                21


                                     PART IV

14.    Exhibits, Financial Statements, Schedules and
       Reports on Form 8-K                                           21

                                     PART I
Item 1.  Business.

Organization

Urstadt Biddle Properties Inc. (formerly HRE Properties, Inc.), a Maryland Corporation, (the "Company"), is a real estate investment trust engaged in the acquisition, ownership and management of commercial real estate. The Company was organized as an unincorporated business trust under the laws of the Commonwealth of Massachusetts on July 7, 1969. In 1997, the shareholders of HRE Properties (the "Trust") approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into the Company. As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company. In 1998, the stockholders of the Company approved an amendment to the Company's articles of incorporation to change the name of the Company from HRE Properties, Inc. to Urstadt Biddle Properties Inc.

Tax Status - Qualification as a Real Estate Investment Trust

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

At October 31, 2000, the Company owned or had an equity interest in twenty five properties comprised of neighborhood and community shopping centers, single tenant retail stores, office buildings, service and distribution facilities and undeveloped land located in eleven states throughout the United States, containing a total of 3,206,000 square feet of gross leasable area ("GLA"). For a description of the Company's individual investments, see Item 2.

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

The Company seeks to increase operating results through the strategic renovation and expansion of certain of its properties. Retail properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. In determining whether to proceed with a renovation or expansion, the Company considers both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation. The Company believes that its properties provide opportunities for renovation and expansion.

When evaluating potential acquisitions, the Company will consider such factors as (i) economic, demographic, and regulatory conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion or re-tenanting of the property; (viii) the property's current expense structure and the potential to increase operating margins; and
(ix) competition from comparable properties in the market area.

In fiscal 2000, the Company spent $6,642,000 for leasing costs and capital improvements to properties. Capital expenditures were incurred in connection with the Company's leasing activities, renovation and improvement of its existing properties.

During the five year period ended October 31, 2000, the Company acquired twelve properties totaling 662,700 square feet of GLA at an aggregate cost of approximately $65 million. In the same period, the Company spent nearly $20.8 million to expand, renovate, lease and improve its existing properties.


Core Properties

The Company considers those properties which are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the twenty five properties in the Company's portfolio, eighteen properties are considered core properties consisting of eleven community shopping centers, three mixed-use (retail/office) properties, and four office buildings (including the Company's executive headquarters). At October 31, 2000, these properties contained in the aggregate 1,748,000 square feet of GLA. The Company's core properties collectively had 317 tenants providing a wide range of products and services. Tenants include national and regional supermarkets and discount department stores, a regional electronic store and other local retailers and office tenants. At October 31, 2000, the core properties were 97% leased.

Two of the core properties in the Company's portfolio are owned by operating partnerships in which the Company is the sole general partner.

A substantial portion of the Company's operating lease income derived from retail tenants consists of rent received under short- and intermediate-term leases. The leases provide for the payment of fixed base rentals monthly in advance and for the payment by tenants of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the shopping centers.

Non-Core Properties

The Board of Directors of the Company has expanded and refined the strategic objectives of the Company to focus the real estate portfolio into one of primarily self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. At October 31, 2000, the non-core properties totaled seven properties and were comprised of the Company's office and retail properties located outside of the northeast region of the United States, [all of its distribution and service facilities] and undeveloped land.

The Company's non-core properties consists of one office building, containing 202,000 square feet of GLA, two retail properties totaling 357,000 square feet, three distribution and service facilities with a total of 899,000 square feet of GLA and 4.2 acres of undeveloped land. The non-core properties were 98% leased at October 31, 2000.

The office property has four tenants which offer a range of services, including engineering, management and administrative.

One of the non-core retail properties is a 231,000 square foot shopping center located in Clearwater, Florida containing 51 tenants. The shopping center is owned by a joint venture in which the Company is the general partner. The other non-core retail property, located in Tempe, Arizona, is leased to a single tenant under a long term "triple net" lease whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

The three distribution and service facilities are 100% occupied and consist of two automobile and truck parts distribution warehouses, and one automobile tire distribution facility. The two automobile and truck parts facilities are net leased to Daimler Chrysler Corporation under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease. During fiscal 2000, the leases on both properties were renewed for terms of seven and ten year periods. The automobile tire distribution facility containing 476,000 square feet of GLA is net leased to Bridgestone/Firestone, Inc. under a lease that expires on February 28, 2001. The lease contains an option for the tenant to purchase the property for $100,000 upon expiration of the lease. (See "Recent Developments").

At October 31, 2000, the Company also holds two fixed rate mortgages totaling $2,379,000. The fixed rate mortgages are secured by retail properties sold by the Company in prior years.


Recent Developments

In fiscal 2000, the Company sold two non-core properties for gross sales proceeds of approximately $4,000,000, realizing net gains on the sales of the properties of $1,067,000.

In November 2000, the Company entered into a contract to purchase an office building property in Greenwich, Connecticut at a purchase price of $2,375,000. A closing is expected during the second quarter of fiscal 2001.

In December 2000, Bridgestone/Firestone, Inc. notified the Company of its intent to exercise its option to purchase the Company's automobile tire distribution property at a purchase price of $100,000 on February 28, 2001.

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

Since the Company's industrial properties are all net leased under long-term lease arrangements which are not due to expire in the near future (except the property leased to Bridgestone/Firestone, Inc.), the Company does not currently face any competitive pressures with respect to such properties.

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties. Several of the Company's non-core properties are net leased to single tenants under long-term lease arrangements, in which case, property management is provided by the tenants. The Company's remaining non-core properties are managed by property management companies retained by the Company. The Company closely supervises the property management firms it engages to manage its properties.

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

Item 2.    Properties.

         Core Properties


The following table sets forth information concerning each core property at October 31, 2000. Except as otherwise noted, all core properties are 100% owned by the Company.


                                 Gross Number of
                             Year      Year          Leasable               Tenants
                                                                            -------
       Location           Completed     Acquired   Square Feet    Acres                 Leased                    Principal Tenant
       --------           ---------     --------   -----------    -----                 ------                    ----------------
Springfield,  MA             1970         1970       309,000       26.0        21        98%     Great Atlantic & Pacific Tea Co.

Meriden, Ct                  1989         1993       300,000       29.2        21        96%     ShopRite

Danbury, Ct                  1989         1995       193,000       19.3        20        100%    Barnes & Noble

Briarcliff, NY (1)           1978         1998       160,000       11.4        29        99%     Stop & Shop

Carmel, NY                   1983         1995       126,000       19.0        16        97%     ShopRite

Newington, NH                1975         1979       102,000       14.3        10        100%    JoAnn Fabrics

Wayne, NJ                    1959         1992       102,000       9.0         45        98%     Great Atlantic & Pacific Tea Co.

Darien, CT                   1955         1998        95,000       9.5         22        100%    Grand Union

Somers, NY                   1991         1999        78,000       10.8        32        95%     Gristede's

Farmingdale, NY              1981         1993        70,000       5.6         14        97%     King Kullen

Eastchester, NY (1)          1978         1997        68,000       4.0         10        100%    Food Emporium (Division of A&P)

Ridgefield, CT               1930         1998        48,000       2.1         50        96%     Chico's

Briarcliff, NY               1981         1999        28,000        4          2         57%     Westchester Community College

Greenwich, CT                1977         1998        20,000       1.0         2         100%    Greenwich Hospital

Somers, NY                   1989         1992        19,000       4.9         12        100%    Putnam County Savings Bank

Greenwich, CT                1983         1993        10,000        .2         3         100%    Urstadt Biddle Properties Inc.

Greenwich, CT                1978         2000        10,000        1          4         100%    Insurance Center of Greenwich

Greenwich, CT                1983         1994        10,000        .2         4         100%    Prescott Investors




(1)      The Company has a general partnership interest in this property.

Non-Core Properties


The following table sets forth information concerning each non-core property in which the Company owned an equity interest at October 31, 2000. Except as otherwise noted, non-core properties are 100% owned by the Company.



                          Year      Year           Rentable                Number of
      Location          Completed    Acquired    Square Feet     Acres      Tenants       Leased         Principal Tenant
      --------          ---------    --------    -----------     -----      -------       ------         ----------------

Southfield, MI (1)        1973         1983            202,000    7.8          5           100%     Giffels

Clearwater, FL (1)        1983         1985            231,000    21.5         51          98%      Albertson's

Tempe, AZ                 1970         1970            126,000    8.6          2           90%      Mervyn's

Albany, GA                1972         1972            476,000    51.3         1           100%     Bridgestone/Firestone

Dallas, TX                1970         1970            253,000    14.5         1           100%     Daimler Chrysler Corporation

St. Louis, MO             1970         1970            170,000    16.0         1           100%     Daimler Chrysler Corporation

Denver, CO                  -          1972                  -    4.2          -            -       Undeveloped Land













(1)  The Company has a general partnership interest in this property.

Item  3.     Legal Proceedings.

In  the  ordinary  course  of  business,   the  Company  is  involved  in  legal
proceedings. However, there are no material legal proceedings presently pending against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2000.

Item Pursuant to Instruction 3 of Item 401 (b) of Regulation S-K: Executive Officers of the Company.

For information  regarding  Executive Officers of the Company--See Item 10.

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder
             Matters.

(a) Price Range of Common Shares

Shares of Common stock and Class A Common stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBP.A", respectively. The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2000 and 1999 as reported on the New York Stock Exchange:

                                                   Fiscal Year Ended                            Fiscal Year Ended
Common shares:                                     October 31, 2000                             October 31, 1999
--------------                                     ----------------                             ----------------
                                                   Low                 High               Low                High
                                                   ---                 ----               ---                ----
First Quarter                                     $6.75               $7.438             $7.063             $8.625
Second Quarter                                    6.75                7.375              7.500               8.250
Third Quarter                                     6.75                7.313              7.438               8.000
Fourth Quarter                                    6.75                7.188              6.688               7.688


                                                   Fiscal Year Ended                            Fiscal Year Ended
Class A Common shares:                             October 31, 2000                             October 31, 1999
----------------------                             ----------------                             ----------------
                                                    Low             High                          Low           High
                                                    ---             ----                          ---           ----
First Quarter                                     $7.125           $7.688                       $7.375         $8.688
Second Quarter                                     7.250           7.688                         8.000         8.563
Third Quarter                                      6.750           7.563                         7.750         8.625
Fourth Quarter                                     7.125           7.563                         7.500         8.063


(b) Approximate Number of Equity Security Holders

At January 5, 2001 (latest date available), there were 1,733 shareholders of record of the Company's Common stock and 1,726 shareholders of record of the Class A Common stock.

(c) Dividends Declared on Common stock and Class A Common stock and Tax Status

The following table sets forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2000 and 1999:

Dividends Paid Per:

                                         Common Share                                  Class A Common Share
                                           Ordinary                                          Ordinary
Dividend Payment          Gross Dividend   Income        Capital Gain      Gross Dividend      Income   Capital Gain
Date                      Paid Per share   Distribution  Disribution       Paid Per Share Distribution  Distribution
-----------------------   --------------   ------------  ------------      -------------- ------------  ------------
January 21,2000                $0.175       $0.159       $0.016               $0.195      $0.177         $0.018
April 21, 2000                 $0.175       $0.159       $0.016               $0.195      $0.177         $0.018
July 21, 2000                  $0.175       $0.159       $0.016               $0.195      $0.177         $0.018
October 20,2000                $0.175       $0.159       $0.016               $0.195      $0.177         $0.018
                               -------      -------      -------              -------     -------        ------
                               $0.700       $0.636       $0.064               $0.780      $0.708         $0.072
                               =======      =======      =======              =======     =======        ======

                                       Common Share                                   Class A Common Share
                                           Ordinary                                          Ordinary
Dividend Payment          Gross Dividend   Income        Capital Gain      Gross Dividend      Income   Capital Gain
Date                      Paid Per share   Distribution  Disribution       Paid Per Share Distribution  Distribution
-----------------------   --------------   ------------  ------------      -------------- ------------  ------------

January 22, 1999                $0.17        $0.17         $0.0                $0.19       $0.19           $0.0
April 23, 1999                  $0.17        $0.17         $0.0                $0.19       $0.19           $0.0
July 14, 1999                   $0.17        $0.17         $0.0                $0.19       $0.19           $0.0
October 22, 1999                $0.17        $0.17         $0.0                $0.19       $0.19           $0.0
                                ------       ------        -----               ------      ------          ----
                                $0.68        $0.68         $0.0                $0.76       $0.76           $0.0
                                ======       ======        =====               ======      ======          ====


The Company has paid uninterrupted quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 2000, the Company made distributions to stockholders aggregating $.70 per Common share and $.78 per Class A Common share.

On June 16, 1998, the Board of Directors declared a special stock dividend on the Company's Common stock consisting of one share of a newly created class of Class A Common Stock, par value $.01 per shares for each share of the Company's Common Stock. The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock. The stock dividend was paid on August 14, 1998.

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

The Company has a Dividend Reinvestment and Share Purchase Plan which allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge. Approximately 20% of the Company's eligible holders of Class A Common shares and Common shares currently participate in the Plan.

(d)      Recent Sales of Unregistered Securities

On January 4, 2000, the Company entered into a Stock Purchase Agreement with a third party not affiliated with the Company pursuant to which such third party purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 75,000 shares of Class A Common Stock of the Company at a price of $7.631 per share. The Company received $572,325 in cash proceeds.

On January 4, 2000, the Company entered into Stock Purchase Agreements with certain directors of the Company pursuant to which such directors purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 22,600 shares of Common Stock of the Company at a price of $7.375 per share and 22,200 shares of Class A Common Stock of the Company at a price of $7.631 per share. The Company received $336,083 in cash proceeds.

On January 4, 2000, the Company entered into Stock Purchase Agreements with certain officers of the Company and the Trust established under the Company's Excess Benefits and Deferred Compensation Plan for the benefit of certain officers pursuant to which such officers and the Trust purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 6,800 shares of Common Stock of the Company at a price of $7.375 per share and 6,200 shares of Class A Common Stock of the Company at a price of $7.631 per share. The Company received cash proceeds of $97,462.

On January 4, 2000, the Company entered into Stock Purchase Agreements with two parties affiliated with officers or directors of the Company pursuant to which such parties purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 20,000 shares of Class A Common Stock of the Company at a price of $7.631 per share. The Company received cash proceeds of $152,620.

On August 30, 2000, the Company entered into Stock Purchase Agreements with two persons not affiliated with the Company pursuant to which such persons purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 75,000 shares of Class A Common Stock of the Company at a price of $7.50 per share. The Company received $562,500 in cash proceeds.

On September 22, 2000, the Company entered into Stock Purchase Agreements with certain directors of the Company, the Trust established under the Company's Excess Benefits and Deferred Compensation Plan and a third party affiliated with an officer of the Company pursuant to which such persons purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 58,000 shares of Class A Common Stock of the Company at a price of $7.494 per share and 35,000 shares of Common Stock of the Company at a price of $7.169 per share. The Company received $685,567 in cash proceeds.

Item 6.      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,                                               2000           1999          1998        1998          1996
                                                                     ----           ----          ----        ----          ----
Balance Sheet Data:
Real Estate Investments                                          $170,555       $173,877     $ 155,402    $129,341      $124,972
                                                                 ========       ========     =========    ========      ========

Total Assets                                                     $181,100       $183,774     $ 165,039    $137,430      $132,160
                                                                 ========       ========     =========    ========      ========

 Mortgage Notes Payable and Preferred Stock                       $85,365        $84,725      $ 66,362     $43,687       $39,798
                                                                  =======        =======      ========     =======       =======

Operating Data:
Total Revenues                                                    $31,254        $29,814      $ 25,595     $24,827       $24,432
                                                                  =======        =======      ========     =======       =======

Net Income Applicable to Common and Class A
Common Stockholders                                                $5,442        $ 6,043       $ 5,615     $ 8,589       $10,271
                                                                   ======        =======       =======     =======       =======

Funds from Operations (Note 1)                                    $11,914        $11,878      $ 11,782    $ 10,189       $ 9,525
                                                                  =======        =======      ========    ========       =======

Other Data :
Net Cash Provided by Operating Activities                         $13,892        $14,423      $ 13,901    $ 14,755       $ 9,801
                                                                  =======        =======      ========    ========       =======

Net Cash  (Used in) Provided by Investing Activities             $(3,262)      $(10,556)     $(31,130)    $(7,460)       $11,722
                                                                 ========      =========     =========    ========       =======

Net Cash (Used in) Provided by Financing Activities             $(11,436)      $ (5,009)      $ 19,207    $(7,192)     $(26,801)
                                                                =========      =========      ========    ========     =========

Per Share Data (Note 2):
Net Income - Diluted:
    Common Stock                                                     $.49           $.54          $.52        $.79          $.90
    Class A Common Stock                                             $.55           $.61          $.57        $.86          $.99

Cash Dividends on:
    Common Stock                                                     $.70           $.68         $1.13       $1.26         $1.22
    Class A Common Stock                                             $.78           $.76         $0.19         ---           ---
                                                                     ----           ----         -----         ---           ---

Total Cash Dividends                                                $1.48          $1.44         $1.32       $1.26         $1.22
                                                                    =====          =====         =====       =====         =====

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties, plus depreciation, amortization and after adjustments for unconsolidated joint ventures. FFO does not represent net cash from operating activities in accordance with generally accepted accounting principles (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or ability to make distributions. The Company considers FFO an appropriate supplemental measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts recognize it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring items. Accordingly, amounts prior to 2000 have been restated to conform to the new definition. For a further discussion of FFO, see Management's Discussion and Analysis on page 14.

Note 2: Per share data for all periods prior to 1999 have been restated to reflect the effect of the one-for-one stock dividend in the form of a new issue of Class A Common Stock distributed in August 1998, however, the cash dividends are presented based on actual amounts paid.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

At October 31, 2000, the Company had cash and cash equivalents of $1.9 million compared to $2.8 million in 1999. The Company also has a $20 million secured revolving credit facility with a bank which expires in 2005 and a $15 million unsecured line of credit which expires in fiscal 2002. The unsecured line of credit was increased from $10 million to $15 million in December 2000. The credit lines are available to finance the acquisition, management or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings outstanding under the unsecured credit line at October 31, 2000. At October 31, 2000, long-term debt consisted of mortgage notes payable totaling $40 million and outstanding borrowings of $11.9 million under the secured revolving credit facility.

In February 2000, the Company obtained a mortgage note payable in the amount of $6.5 million secured by one of its core retail properties having a net book value of $9 million. Proceeds from the financing were used to repay a $4.1 million mortgage note payable and outstanding short-term bank loans.

In fiscal 1998, the Company's Board of Directors declared a special stock dividend on the Company's Common Shares consisting of one share of a newly created class of Class A Common Shares. The establishment and issuance of the Class A Common Shares was intended to provide the Company with the flexibility to raise equity capital to finance the acquisition of properties, employee compensation purposes and further the growth of the Company, in each case without diluting the voting power of the Company's existing stockholders. In fiscal 2000, the Company sold 256,400 shares of Class A Common Shares and 64,400 Common Shares in two private placement transactions for aggregate cash proceeds of $2.4 million.

The Company expects to make real estate investments periodically. In fiscal 2000, the Company purchased an office building in Greenwich, Connecticut for $1,650,000. The Company also invests in its existing properties and, during fiscal 2000, spent approximately $6.6 million on its properties for capital improvements and leasing costs. The Company expects to incur approximately $6 million in fiscal 2001 for tenant improvement obligations. The Company may use bank borrowings or available cash to fund the capital costs.

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The non-core properties comprise all of the Company's distribution and service facilities, and certain of its office and retail properties and undeveloped land located outside of the Northeast region of the United States. In fiscal 2000, the Company sold two non-core properties for proceeds of approximately $4,000,000 realizing net gains on the sales of $1,067,000. It is the Company's intent to sell additional non-core properties in fiscal 2001 and expects such property sales to result in net gains to the Company. At October 31, 2000, the non-core properties, (including the Company's investment in unconsolidated joint venture) totaled seven properties having an aggregate net book value of $21,325,000.

The Company's Board of Directors has authorized the purchase of up to one million shares of the Company's Common Stock and Class A Common Stock over the next two to three years. The Company may discontinue purchases of its shares for any reason including, prevailing market prices, availability of cash resources and alternative investment opportunities. In fiscal 2000, the Company repurchased 108,600 Common Shares and 154,600 Class A Common Shares at an aggregate cost of $1,929,000. The Company utilized available cash resources to fund the repurchases. To date, the Company has repurchased 223,600 Common Shares and 211,300 Class A Common Shares under this program. The Company expects to fund the cost of future share purchases, if any, from available cash.


Funds from Operations

The Company considers Funds from Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with generally accepted accounting principles (GAAP)), excluding gains or losses from sales of property, plus depreciation and amortization and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. Effective January 1, 2000, NAREIT clarified the definition of FFO to include non-recurring items except for those that are treated as extraordinary under GAAP. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the current NAREIT guidelines for the years ended October 31, 2000, 1999 and 1998 (amounts in thousands). Certain 1998 amounts have been restated to conform to the current guidelines:




                                                                          2000              1999               1998
                                                                          ----              ----               ----
Net  Income   Applicable  to  Common  and  Class  A  Common
Stockholders                                                            $5,442            $6,043             $5,615

Plus: Real property depreciation, amortization of
         tenant improvement and lease acquisition
         costs and recoveries of investments in
         properties subject to finance leases                            7,005             6,545              5,475

         Adjustments for unconsolidated joint venture                      534               654                692

Less: Gains on sales of real estate investments                        (1,067)           (1,364)                ---
                                                                       -------           -------            -------

Funds from Operations                                                  $11,914           $11,878            $11,782
                                                                       =======           =======            =======

Results of Operations

Fiscal 2000 vs. Fiscal 1999

Revenues

Revenues from operating leases increased $1,576,000 or 5.5% to $30,242,000 in Fiscal 2000 compared to $28,666,000 in Fiscal 1999. The increase in operating lease revenues reflects $1,867,000 of additional rental income from properties acquired by the Company in Fiscal 1999. Operating lease revenue for properties owned during Fiscal 2000 and 1999 reflect the loss of $700,000 in rental income from several tenants at two rental properties who filed for bankruptcy protection and vacated the premises. The Company subsequently signed leases with new tenants to re-lease the vacant spaces.

The Company's core properties, consisting of 1.7 million square feet of GLA, were 97% leased at October 31, 2000, an increase of 1% from the end of the last fiscal year. During Fiscal 2000, the Company leased or renewed 353,000 square feet of GLA compared to 293,000 square feet of GLA in the comparable period a year ago.

Expenses

Total expenses amounted to $23,281,000 in Fiscal 2000 compared to $21,596,000 last year. The largest expense category is property expenses of the real estate operating properties. The increases in property expenses in Fiscal 2000 result principally from the additional property expenses for properties acquired during Fiscal 1999, which increased property expenses by $669,000.

Property expenses for all other properties increased by 3.3% from higher repair and maintenance expenses and real estate taxes at certain of the Company's core properties.

Interest expense increased as a result of a full year's interest expense on incremental borrowings of $18.3 million in fiscal 1999.

Depreciation and amortization expense increased principally from the write off of unamortized tenant improvement costs and other allowances for tenants that vacated during the year.


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

Overall, the Company's properties were 96% leased at October 31, 1999. During Fiscal 1999 the Company leased or renewed 293,000 square feet of space or 13% of the Company's total retail and office portfolio. The Company's industrial properties are leased to single tenants under long term leases.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of October 31, 2000 and 1999, the Company had approximately $11.9 million and $12.9 million respectively of variable rate debt outstanding under its secured line of credit agreement. During fiscal 2000 and 1999, variable rate indebtedness had a weighted average interest rate of 7.8% and 6.8%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by $119,000 and $129,000 in fiscal 2000 and 1999, respectively. The interest rate risk of such debt can be mitigated by electing a fixed rate interest option at any time prior to the last year of the agreement.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of October 31, 2000 the Company does not believe it has any other material exposure to market risk.

Item 8.      Financial Statements and Supplementary Data.
The consolidated financial statements required by this Item, together with the report of the Company's independent public accountants thereon and the supplementary financial information required by this Item are included under
Item 14 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      No information is required to be reported under this Item.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

      The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 14, 2001. The additional information required by this Item is included under the caption "ELECTION OF DIRECTORS" of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.
         ------------------------------------

The following sets forth certain information regarding the executive officers of the Company:

Name                          Age     Offices Held

Charles J. Urstadt            72      Chairman and Chief Executive Officer (since September 1989)

Willing L. Biddle             39      President and Chief Operating Officer (since December, 1996); Executive Vice
                                      President and Chief Operating Officer (March, 1996 to December 1996); Senior
                                      Vice President - Management  (June, 1995 to March 1996); Vice President - Retail
                                      (April 1993 to June, 1995); Vice President - Asset Management (April 1993 to
                                      June 1994); Vice President, Levites Realty Management Corp. (1989 to 1993)

James R. Moore                52      Executive Vice President and Chief Financial Officer (since March,  1996); Senior
                                      Vice  President  and Chief  Financial  Officer  (September  1989 to March  1996);
                                      Secretary  (since  April  1987)  and  Treasurer   (since  December  1987);   Vice
                                      President-Finance  and  Administration  (April 1987 to September 1989);  prior to
                                      1987, Senior Manager, Ernst & Young

Raymond P. Argila             52      Senior Vice President and Chief Legal Officer (since June 1990);  formerly Senior
                                      Counsel,  Cushman & Wakefield,  Inc. (September 1987 to May 1990); Vice President
                                      and Chief  Legal  Officer,  Pearce,  Urstadt,  Mayer & Greer  Realty  Corp.  from
                                      (January 1984 to March 1987).

Officers of the Company are elected annually by the Directors.

Mr. Urstadt has been the Chairman of the Board of Directors since 1986, and a Director since 1975. Mr. Urstadt also serves as the Chairman of Urstadt Property Company, Inc. (formerly Pearce, Urstadt, Mayer & Greer Inc.) and has served in such capacity for more than five years.

Item 11. Executive Compensation.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 14, 2001. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Compensation and Transactions with Management and Others" of such Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 14, 2001. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management" of such Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 14, 2001. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Compensation and Transactions with Management and Others" of such Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

A.                Financial Statements and Financial Statement Schedules

                  1. Financial Statements --

                  The   consolidated   financial   statements   listed   in  the
                  accompanying index to financial statements on Page 25 are filed as part of this Annual Report.

                  2.  Financial Statement Schedules --

                  The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 25. All other financial statement schedules are inapplicable.

B.                Reports on Form 8-K

                  There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended October 31, 2000.

C.                Exhibits.

                  Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.
Exhibit
(3)               Articles of Incorporation and By-laws.
                  -------------------------------------

         3.1 (a) Amended Articles of Incorporation of the Company, (incorporated by reference to Exhibit C of Amendment No.1 to Registrant's Statement on Form S-4 (No. 333-19113).

                  (b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated August 3, 1998).

                  (c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated January 8, 1998).

                  (d) Articles Supplementary of the Company (incorporated by reference to Exhibit A of Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated March 12, 1998).

         3.2 By-laws of the Company, (incorporated by reference to Exhibit D of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-19113).

(4)               Instruments Defining the Rights of
                  ----------------------------------
                  Security Holders, Including Indentures.
                  --------------------------------------

         4.1      Common Stock:  See Exhibits 3.1 (a)-(d) hereto.
                  ------------

         4.2      Series B Preferred Shares:  See Exhibits 3.1 (a)-(d),
                  --------------------------
                  10.12 and 10.13 hereto.

         4.3      Series A Preferred Share Purchase Rights:  See Exhibits 3.1
                  ----------------------------------------
                  (a)-(d) and 10.3 hereto.

(10)     Material Contracts.
         ------------------

         10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989).(1)

         10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).(1)

         10.3 Amended and Restated Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 31, 1998 (incorporated herein by reference to Exhibit 10-1 of the Registrant's Current Report on Form 8-K dated November 5,
                  1998).

         10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31,
                  1990). (1)


         10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond
                  P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991). (1)

         10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990). (1)

         10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991). (1)

         10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995). (1)

         10.6.2 Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options). (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). (1)

         10.6.3 Form of Supplemental Agreement with Stock Option Plan Participants (statutory options). (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). (1)

         10.7 Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-3(No.333-64381).

         10.8 Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996). (1)

         10.9 Countryside Square Limited Partnership Agreement of Limited Partnership dated as of November 22, 1996 between HRE Properties, as General Partner and the persons whose names are set forth on Exhibit A of the Agreement, as Limited Partners (incorporated by reference to Exhibit I of the Registrant's Current Report on Form 8-K dated November 22, 1996).

         10.10 Restricted Stock Plan (incorporated by reference to Exhibit B of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-19113)). (1)

         10.10.1 Form of Supplemental Agreement with Restricted Stockholders (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). (1)

         10.11 Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). (1)


         10.12 Purchase and Sale Agreement, dated September 9, 1998 by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Registrant, as purchaser (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated September 23,
                  1998).

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

         10.15 Waiver and Amendment of Registration Rights Agreement dated as of April 16, 1999, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1999).

         10.16 Amendment to Shareholder Rights Agreement dated as of September 22, 1999 between the Company and the Rights Agent (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1999).

         10.17 Waiver and Amendment of Registration Rights Agreement dated as of December 6, 1999 by and among the Company and the Initial Purchasers.

         10.18 Amended and Restated Restricted Stock Award Plan effective December 9, 1999 as approved by the Registrant's stockholders on March 15, 2000.

         10.19    Amended and Restated Stock Option Plan adopted June 28, 2000.

         10.20 Promissory Note and Stock Pledge Agreement dated January 5, 2001 by Willing L. Biddle in favor of the Registrant.(1)

(1) Management Contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

(21)     Subsidiaries.
         ------------

         21.1 List of Company's subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form
                  10-K for the year ended October 31, 2000)

(23)     Consents of Experts and Counsel.
         -------------------------------

         23.1 The consent of Arthur Andersen LLP to the incorporation by reference of its reports included herein or incorporated by reference in the Registrant's Registration Statements on Form S-3 (No.33-57119), Form S-3 (No. 333-64381), Form
                  S-4 (No.  333-19113),  Form S-8 (No.2-93146),  Form S-8
                 (No. 333-61765, Form S-8 (No. 333-61767 and Form S-8
                 (No. 33-41408) is filed herewith as part of this report.

(27)     Financial Data Schedule.
         -----------------------

         27.1     Financial Data Schedule

                         URSTADT BIDDLE PROPERTIES INC.
Item 14a.               INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES




Page

Consolidated Balance Sheets at October 31, 2000 and 1999                 26

Consolidated Statements of Income for each of the
three years ended October 31, 2000                                       27

Consolidated Statements of Cash Flows for each of the
three years ended October 31, 2000                                       28

Consolidated Statements of Stockholders' Equity
for each of the three years ended October 31, 2000                       29

Notes to Consolidated Financial Statements                            30-40

Report of Independent Public Accountants                                 41

Schedule.
--------

The following consolidated financial statement schedules of Urstadt Biddle Properties Inc. are included in Item 14(d):

III Real Estate and Accumulated Depreciation - October 31, 2000          42

IV  Mortgage Loans on Real Estate - October 31, 2000                     44

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                               October 31
                                                                                                      -----------        ----------
  ASSETS                                                                                                   2000              1999
                                                                                                -          ----              ----

  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                      $146,851          $144,522
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                      12,158            16,966
      Investment in unconsolidated joint venture                                                          9,167             9,889
      Mortgage notes receivable                                                                           2,379             2,500
                                                                                                          -----             -----
                                                                                                        170,555           173,877

  Cash and cash equivalents                                                                               1,952             2,758
  Interest and rent receivable                                                                            3,853             3,370
  Deferred charges, net of accumulated amortization                                                       2,824             2,418
  Other assets                                                                                            1,916             1,351
                                                                                                          -----             -----
                                                                                                       $181,100          $183,774
                                                                                                       ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Bank loans                                                                                         $    -           $ 2,000
      Mortgage notes payable                                                                             51,903            51,263
      Accounts payable and accrued expenses                                                               1,222             1,907
      Deferred officers' compensation                                                                       102               155
      Other liabilities                                                                                   2,090             1,810
                                                                                                          -----             -----
                                                                                                         55,317            57,135
                                                                                                         ------            ------

  Minority Interest                                                                                       5,140             5,140
                                                                                                          -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior  Cumulative  Preferred stock,  (liquidation  preference of
      $100 per share); 350,000 shares issued and outstanding in 2000 and 1999                            33,462            33,462
                                                                                                         ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                             -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      5,557,387 and 5,531,845 issued and outstanding shares in 2000 and 1999, respectively                   55                55
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      5,356,249 and 5,184,039 issued and outstanding shares in 2000 and 1999 respectively                    54                52
      Additional paid in capital                                                                        122,448           120,964
      Cumulative distributions in excess of net income                                                 (33,397)          (31,127)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                      (1,979)           (1,907)
                                                                                                        -------           -------

                                                                                                         87,181            88,037
                                                                                                         ------            ------
                                                                                                       $181,100          $183,774
                                                                                                       ========          ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)

                                                                                            Year Ended October 31,
                                                                             ---------------- --------------- -----------------
                                                                                        2000            1999              1998
                                                                                        ----            ----              ----
Revenues:
    Operating leases                                                                 $30,242         $28,666           $23,772
    Financing leases                                                                      97             232               353
    Interest and other                                                                   670             532             1,260
    Equity income of unconsolidated joint venture                                        245             384               210
                                                                                         ---             ---               ---
                                                                                      31,254          29,814            25,595
                                                                                      ------          ------            ------

Operating Expenses:
    Property expenses                                                                 10,413           9,460             7,696
    Interest                                                                           4,245           3,913             2,522
    Depreciation and amortization                                                      6,307           5,896             4,747
    General and administrative expenses                                                2,152           2,150             2,077
    Directors' fees and expenses                                                         164             177               210
                                                                                         ---             ---               ---
                                                                                      23,281          21,596            17,252
                                                                                      ------          ------            ------


Operating Income before Minority Interests                                             7,973           8,218             8,343

Minority Interests in Results of Consolidated Joint Ventures                           (451)           (392)             (167)
                                                                                       -----           -----             -----

Operating Income                                                                       7,522           7,826             8,176

Gains on Sales of Real Estate Investments                                              1,067           1,364                 -
                                                                                       -----           -----               ---

Net Income                                                                             8,589           9,190             8,176

    Preferred Stock Dividends                                                         (3,147)         (3,147)           (2,561)
                                                                                      -------         -------           -------

Net Income Applicable to Common and Class A Common  Stockholders
                                                                                      $5,442          $6,043            $5,615
                                                                                      ======          ======            ======

Basic Earnings per Share:
Common                                                                                  $.50            $.55              $.52
                                                                                        ====            ====              ====
Class A Common                                                                          $.55            $.62              $.57
                                                                                        ====            ====              ====

Weighted Average Number of Shares Outstanding:
Common                                                                                 5,351           5,236             5,125
                                                                                       =====           =====             =====
Class A Common                                                                         5,059           5,101             5,121
                                                                                       =====           =====             =====

Diluted Earnings Per Share:
Common                                                                                  $.49            $.54             $.52
                                                                                        ====            ====             ====
Class A Common                                                                          $.55            $.61              $.57
                                                                                        ====            ====              ====

Weighted Average Number of  Shares Outstanding:
Common and Common Equivalent                                                           5,433           5,317             5,283
                                                                                       =====           =====             =====
Class A Common and Class A Common Equivalent                                           5,532           5,545             5,279
                                                                                       =====           =====             =====


The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)

                                                                                             Year Ended October 31,

                                                                               ---------------- ---------------- ----------------
                                                                                          2000             1999             1998
                                                                                          ----             ----             ----
         Operating Activities:
         Net income                                                                     $8,589           $9,190           $8,176
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                               6,307            5,896            4,747
             Compensation recognized relating to restricted stock                          630              488              331
             Recovery of investment in properties owned
                subject to financing leases                                              1,214            1,249            1,115
             Equity in income of unconsolidated joint venture                             (245)            (384)            (210)
             Gains on sales of real estate investments                                  (1,067)          (1,364)              --
             (Increase) decrease in interest and rent receivable                          (481)            (925)             204
             (Decrease) increase  in accounts payable and accrued expenses                (684)              780            (380)
             (Increase) in other assets and other liabilities, net                        (371)             (507)            (82)
                                                                                          -----            -----            ----
             Net Cash Provided by Operating Activities                                   13,892           14,423          13,901
                                                                                         ------           ------          ------

         Investing Activities:
             Acquisitions of properties                                                 (1,627)          (9,717)         (29,592)
             Improvements to properties and deferred charges                            (6,642)          (3,985)          (2,196)
             Net proceeds from sales of properties                                       3,921            2,765               --
             Investment in unconsolidated joint venture                                   (535)            (635)            (340)
             Distributions received from unconsolidated joint venture                    1,500              600               --
             Payments received on mortgage notes receivable                                121              107              998
             Miscellaneous                                                                  --              309               --
                                                                                       -------         --------         --------
             Net Cash (Used in) Investing Activities                                   (3,262)         (10,556)         (31,130)
                                                                                       -------         --------         --------

         Financing Activities:
             Proceeds from sale of preferred stock                                          --               --           33,462
             Proceeds from mortgage notes  payable and bank loans                        6,500           19,000           33,028
             Payments on mortgage notes payable and bank loans                          (7,861)         (15,039)         (37,815)
             Dividends paid - Common and Class A Common shares                          (7,712)          (7,471)          (6,784)
             Dividends paid - Preferred Stock                                           (3,147)          (3,147)          (2,561)
             Sales of additional Common and Class A Common shares                        2,713            2,232              351
             Purchases of Common and Class A Common  shares                             (1,929)            (584)            (474)
                                                                                        -------            -----            -----

             Net Cash (Used in) Provided by Financing Activities                       (11,436)          (5,009)           19,207
                                                                                       --------          -------           ------

         Net (Decrease) Increase In Cash and Cash Equivalents                             (806)          (1,142)           1,978
         Cash and Cash Equivalents at Beginning of Year                                  2,758            3,900            1,922
                                                                                         -----            -----            -----

         Cash and Cash Equivalents at End of Year                                       $1,952           $2,758           $3,900
                                                                                        ======           ======           ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                                                                                Unamortized
                                                                                                 Restricted
                                      Common Stock        Class A Common Stock        Cumulative      Stock
                                  Outstanding         Outstanding          Additional DistributionsCompensation
                                   Number of     Par   Number of      Par    Paid In  In Excess of and Notes
                                      Shares   Value      Shares    Value    Capital  Net Income) Receivable  Total
                                   ----------  -----  ----------    -----  ---------  ----------  ----------  -----
Balances - October 31, 1997       5,167,495      $51           -         -  $117,763  $(28,530)   $(994)   $88,290
Net Income Applicable to Common
 and Class A Common Stockholders          -        -           -         -         -     5,615         -     5,615
One-for-one stock split
   effected in the form of a
   dividend of a new issue of
   Class A Common Stock                   -        -   5,226,991        52      (52)         -         -         -
Cash dividends paid :
   Common Stock ($1.13 per share)         -        -           -         -         -   (5,848)         -   (5,848)
   Class A Common Stock ($.19
   per share)                             -        -           -         -         -     (936)         -     (936)
Sale of additional shares
   under dividend reinvestment plan  14,983        -       4,359         -       270         -         -       270
Exercise of stock options             5,874        -       5,000         -        81         -         -        81
Shares issued under
   restricted stock plan  - net      47,750        1           -         -       970         -     (971)         -
Amortization of restricted stock
   compensation                           -        -           -         -         -         -       331       331
Purchases of shares                  14,500        -     (42,700)        -      (474)        -         -      (474)
                                  ---------       --   ----------       --   -------   -------   -------    ------
Balances - October 31, 1998       5,221,602       52   5,193,650        52   118,558  (29,699)   (1,634)    87,329
Net Income Applicable to Common
 and Class A Common Stockholders          -        -           -         -         -     6,043         -     6,043
Cash dividends paid :
   Common Stock ($.68 per share)          -        -           -         -         -   (3,511)         -   (3,511)
   Class A Common Stock ($.76
   per share)                             -        -           -         -         -   (3,960)         -   (3,960)
Deemed repurchase of Class A
   Common Stock and reissuance of
   Common Stock                     272,727        3   (272,727)       (3)         -         -         -         -
Sale of additional shares            32,000        -     212,000         2     1,943         -         -     1,945
Sale of additional shares under
 dividend reinvestment plan          17,816        -      18,616         -       287         -         -       287
Shares issued under restricted
 stock plan                          46,500        1      46,500         1       759         -     (761)         -
Amortization of restricted stock
   compensation                           -        -           -         -         -         -       488       488
Purchases of shares                (58,800)      (1)    (14,000)         -     (583)         -         -      (584)
                                   --------      ---    --------  ----   -     -----  ---------  --------    -----
Balances - October 31, 1999       5,531,845       55   5,184,039        52   120,964  (31,127)   (1,907)    88,037
Net Income Applicable to Common
 and Class A Common Stockholders          -        -           -         -         -     5,442         -     5,442
Cash dividends paid :
   Common Stock ($.70 per share)          -        -           -         -         -   (3,748)         -   (3,748)
   Class A Common Stock ($.78
   per share)                             -        -           -         -         -   (3,964)         -   (3,964)
Sale of additional shares            64,400        -     256,400         3     2,406         -         -     2,409
Sale of additional shares under
 dividend reinvestment plan          21,367        -      22,035         -       304         -         -       304
Shares issued under restricted
 stock plan                          48,375        1      48,375         1       700         -     (702)         -
Amortization of restricted stock
 compensation                             -        -           -         -         -         -       630       630
Purchases of shares               (108,600)      (1)   (154,600)       (2)   (1,926)         -         -    (1,929)
                                  ---------      ---   ---------       ---   -------  ---------- -------    -------
 Balances - October 31, 2000       5,557,387      $55   5,356,249       $54  $122,448  $(33,397) $(1,979)   $87,181
                                   =========      ===   =========       ===  ========  =========  ========  =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business
Urstadt Biddle Properties Inc., (Company), a real estate investment trust, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains, other retailers who sell basic necessities and multi-national industrial corporations. At October 31, 2000, the Company owned or had interests in 25 properties. The Company was organized in 1969 as a Massachusetts business trust (Trust) and, in 1997, pursuant to a plan of reorganization, reorganized from a Massachusetts business trust to a Maryland corporation. The plan of reorganization was effected by means of a merger of the Trust into the Company. As a result of the merger, the separate existence of the Trust ceased and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company.


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

Federal Income Taxes
The Company believes it qualifies and intends to continue to qualify as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code (IRC). Under those sections, a REIT, among other things, that distributes at least 95% (90% for tax years after 2001) of its real estate trust taxable income will not be taxed on that portion of its taxable income which is distributed. The Company intends to distribute all of its taxable income for the fiscal years through 2000 in accordance with the provisions of Section 858 of the IRC. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Company prior to the dividends paid deduction for the years ended October 31, 2000, 1999 and 1998 was approximately $11,936,000, $8,600,000 and $9,800,000 respectively. The difference between net income for financial reporting purposes and taxable income results from, among other things, differences in adjusted bases for capital gains and losses and different methods of accounting for leases, depreciable lives related to the properties owned and investments in joint ventures.

Depreciation and Amortization
The Company uses the straight-line method for depreciation and amortization. Properties owned and properties available for sale are depreciated over the estimated useful lives of the properties, which range from 30 to 40 years. Tenant improvements and deferred leasing costs are amortized over the life of the related leases. All other deferred charges are amortized over the terms of the agreements to which they relate.

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


The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                       2000         1999         1998
                                                                                       ----         ----         ----
Numerator
Net income  applicable to Common Stockholders - basic                                $2,650       $2,893       $2,674
Effect of dilutive securities:
  Operating partnership units                                                            28            -           80
                                                                                     ------       ------       ------
Net income applicable to Common Stockholders - diluted                               $2,678       $2,893       $2,754
                                                                                     ======       ======       ======

Denominator
Denominator for basic EPS-weighted average Common shares                              5,351        5,236        5,125
Effect of dilutive securities:
  Stock options and awards                                                               82           81          103
  Operating partnership units                                                           ---          ---           55
                                                                                      -----        -----        -----
Denominator for diluted EPS - weighted average Common
  equivalent shares                                                                   5,433        5,317        5,283
                                                                                      =====        =====        =====

Numerator
Net income applicable to Class A Common Stockholders-basic                           $2,792       $3,150       $2,941
Effect of dilutive securities
  Operating partnership units                                                           246          218           87
                                                                                     ------       ------       ------
Net income applicable to Class A Common Stockholders - diluted                       $3,038       $3,368       $3,028
                                                                                     ======       ======       ======

Denominator
Denominator for basic EPS - weighted average Class A Common shares                    5,059        5,101        5,121
Effect of dilutive securities:
  Stock options and awards                                                               90          104          103
  Operating partnership units                                                           383          340           55
                                                                                      -----        -----        -----
Denominator for diluted EPS - weighted average Class   Common equivalent shares       5,532        5,545        5,279
                                                                                      =====        =====        =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the year ended October 31, 2000 and 1999 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

New Accounting Standard
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which generally requires that all derivative instruments be reflected in the financial statements at their estimated fair value. The Company does not generally enter into derivative contracts for either investment or hedging purposes. The Company expects to adopt the provisions of this Statement No. 133 in the first quarter of its fiscal 2001, and is reviewing its long term contracts to determine if any terms may be deemed to be embedded derivatives requiring such valuation.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate were composed of the following at October 31, 2000 and 1999 (in thousands):

                                      Properties      Investment in    Mortgage
                         Properties   Available for   Unconsolidated   Notes               2000        1999
                         Owned        Sale            Joint Venture    Receivable        Totals      Totals
------------------------ ------------ --------------- ---------------- ------------ ------------ -----------
Retail                      $130,039          $2,090           $9,167       $2,379     $143,675    $145,653
Office/Mixed Use              16,508           6,725                -            -       23,233      22,788
Industrial                         -           2,543                -            -        2,543       4,332
Undeveloped Land                 304             800                -            -        1,104       1,104
                            --------         -------          -------       ------     --------    --------
                            $146,851         $12,158           $9,167       $2,379     $170,555    $173,877
                            ========         =======           ======       ======     ========    ========

The Company's investments at October 31, 2000, consisted of equity interests in 25 properties, which are located in various regions throughout the United States and mortgage notes. The following is a summary of the geographic locations of the Company's investments at October 31, 2000 and 1999 (in thousands):

                                                                                   2000               1999
-------------------------------------------------------------------- ------------------- ------------------
Northeast                                                                      $148,461           $145,886
Southeast                                                                         9,368             12,777
Midwest                                                                           8,782              9,743
Southwest                                                                         3,944              5,471
                                                                               --------           --------
                                                                               $170,555           $173,877
                                                                               ========           ========

(3) PROPERTIES OWNED

The components of properties owned were as follows (in thousands):

                                                                                   2000              1999
---------------------------------------------------------- ----------------------------- -----------------
Land                                                                            $29,592           $29,104
Buildings and improvements                                                      144,644           138,152
                                                                                -------           -------
                                                                                174,236           167,256
Accumulated depreciation                                                       (27,385)          (22,734)
                                                                               --------          --------
                                                                               $146,851          $144,522
                                                                               ========          ========

Space at properties owned by the Company is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on noncancellable operating leases become due as follows: 2001 - $19,648,000; 2002 - $18,422,000; 2003 - $17,054,000; 2004 -
$15,404,000; 2005 - $13,884,000 and thereafter - $67,083,000.

In addition to minimum rental payments, certain tenants are required to pay additional rental amounts based on increases in property operating expenses and/or their share of the costs of maintaining common areas. Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in rental income and aggregated approximately $148,000, $165,000, and $422,000, in 2000, 1999, and 1998 respectively.

The Company is the general partner in a consolidated limited partnership formed in 1997 to acquire and manage the Eastchester Mall, in Eastchester, New York. The limited partner is entitled to preferential distributions of cash flow from the property and, after a period of three years from the formation of the partnership, may put its interest to the Company for a fixed number of shares of Common Stock and Class A Common stock of the Company, or at its option, the Company may redeem the interest for cash. The Company has the option to purchase the limited partner's interest after a certain period. The partnership agreement, among other things, restricts the sale or refinancing of the property without the limited partner's consent.

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

The limited partners interests in both partnerships are reflected in the accompanying consolidated financial statements as minority interest. The acquisition of the interest in the Arcadian Shopping Center and the assumption of the first mortgage by the partnership represent noncash investing and financing activities and therefore are not included in the accompanying 1999 Consolidated Statement of Cash Flows.

In fiscal 2000, the Company purchased an office property in Greenwich, Connecticut for $1.65 million.

In fiscal 1999, the Company acquired interests in three properties for total consideration of $23 million, including the Towne Centre Shopping Center in which the Company assumed a first mortgage of $4.1 million. The assumption of the first mortgage represents a noncash financing activity and is therefore not included in the accompanying 1999 Consolidated Statement of Cash Flows.


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

At October 31, 2000 and 1999, properties available for sale consisted of the following (in thousands):

                                                                                2000                   1999
---------------------------------------------------------- -------------------------- ----------------------
Properties available for sale subject to:
Operating leases                                                              $9,615                $13,210
Direct financing leases                                                        2,543                 3,756
                                                                               -----                 -----
                                                                             $12,158               $16,966
                                                                             =======               =======

Operating Leases
The components of properties available for sale subject to operating leases were as follows (in thousands):

                                                                                 2000                  1999
--------------------------------------------------------------- ---------------------- ---------------------
Land                                                                           $2,292                $2,545
Buildings and improvements                                                     15,706                18,666
                                                                               ------                ------
                                                                               17,998                21,211
Accumulated depreciation                                                      (8,383)               (8,001)
                                                                              -------               -------
                                                                               $9,615               $13,210
                                                                              =======               =======

Minimum rental payments on non-cancelable operating leases become due as follows: 2001 - $5,442,000, 2002 - $4,602,000; 2003 - $3,985,000; 2004 -
$4,100,000; 2005 - $4,288,000 and thereafter $7,009,000.

Direct Financing Leases
The components of properties available for sale subject to direct financing leases were as follows (in thousands):

                                                                                    2000                 1999
-------------------------------------------------------------------- -------------------- --------------------
Total minimum lease payments to be received                                        $ 442               $1,752
Assumed residual values of leased property                                         2,107                2,107
Unearned income                                                                      (6)                (103)
                                                                                  ------               ------
Investment in property subject to direct financing leases                         $2,543               $3,756
                                                                                  ======               ======
Original cost of property subject to direct financing leases                     $16,276              $16,276
                                                                                 =======              =======

Assumed residual values are based upon a depreciated cost concept using estimated useful lives and thus do not contain an element of appreciation which may result by reason of inflation or other factors.

The remaining minimum lease payments receivable on direct financing leases are due in 2001.

Sales of Properties
In fiscal 2000, the Company sold two of its non-core properties and realized net gains on the sales of the properties of $1,067,000.

In fiscal 1999, the Company sold one of its non-core properties and realized a net gain on the sale of the property of $1,364,000.

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

The Company has accounted for its proportionate interest in the Class A Common shares owned by the Partnership as a deemed purchase and, accordingly, reduced its investment in unconsolidated joint venture and stockholders' equity in an amount equal to the fair value of the shares repurchased. As a result of the Exchange, the consolidated statement of stockholders' equity for the year ended October 31, 1999 reflects a deemed reissuance of the Company's proportionate share of the Common shares formerly held by the Partnership and a deemed retirement of its proportionate share of the additional Class A Common shares which the Partnership received. The Company's equity in earnings of the Partnership is reflected after eliminating its proportionate share of dividend income in the Common and Class A Common Shares of the Company recorded by the Partnership.

(6) MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable consist of fixed rate mortgages. The components of the mortgage notes receivable at October 31, 2000 and 1999 were as follows (in thousands):

                                                                                             2000        1999
-------------------------------------------------------------------------------------- ----------- -----------
Remaining principal balance                                                                $2,897      $3,059
Unamortized discounts to reflect market interest rates
at time of acceptance of notes                                                              (518)       (559)
                                                                                            -----       -----
                                                                                           $2,379      $2,500

At October 31, 2000, principal payments on mortgage notes receivable become due as follows: 2001 - $111,000; 2002 - $100,000; 2003 - $109,000; 2004 - $119,000;
2005 - $130,000 thereafter - $2,328,000.

At October 31, 2000, the remaining principal balance consists of mortgage notes from two borrowers. The amount due from the largest individual borrower was $1,915,000. The contractual interest rate on mortgage notes receivable is 9%.


(7)  MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At October 31, 2000, the Company has seven nonrecourse mortgage notes payable totaling $40,034,000 ($38,394,000 at October 31, 1999) due in installments over various terms extending to the year 2010 and which bear interest at rates ranging from 7.38% to 9.75%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of $60.7 million as of October 31, 2000.

Scheduled principal payments during the next five years and thereafter are as follows: 2001 - $6,836,000; 2002 - $2,481,000; 2003 - $673,000; 2004 - $727,000;
2005 - $783,000 and thereafter - $28,534,000.

The Company has a $20 million secured revolving credit loan agreement (the "Agreement") with a bank. The Agreement which expires in October 2005 is secured by first mortgage liens on two properties. Interest on outstanding borrowings are at the prime + .5% or LIBOR + 1.5%. However, the Company can elect a fixed rate option at any time prior to the last year of the Agreement. The Agreement requires the Company to maintain certain debt service coverage ratios during the term of the agreement and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually, commencing in 2001. At October 31, 2000, the Company had outstanding borrowings of $11,869,000
($12,869,000 at October 31, 1999). Outstanding borrowings are included in mortgage notes payable in the accompanying consolidated balance sheets.

The Company also has a $10 million unsecured line of credit arrangement with a bank (which was increased to $15 million in December, 2000). The line of credit expires in fiscal 2002 and is available, among other things, to acquire real estate, refinance indebtness and for working capital needs. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings bear interest at the prime rate plus 1/2% or LIBOR plus 2 1/2%. The Company pays an annual fee of 1/4% on unused amounts. There were no borrowings outstanding under this line of credit.

Interest paid for the years ended October 31, 2000, 1999, and 1998 was $4,245,000, $4,038,000, and $2,397,000 respectively.

(8) PREFERRED STOCK

In  fiscal  1998 the  Company  sold  350,000  shares  of  8.99%  Series B Senior
Cumulative Preferred Stock, par value $.01 per share, with a liquidation preference of $100 per share ("Series B Preferred Stock"). Holders of the Series B Preferred Stock are entitled to receive cumulative preferential cash dividends equal to 8.99% per annum, payable quarterly in arrears and subject to adjustment under certain circumstances.

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

The Series B Preferred Stock contains covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of the Series B Preferred Stock are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.

(9) STOCKHOLDERS' EQUITY
In fiscal 1998, the Board of Directors declared and paid a special stock dividend on the Company's Common Stock consisting of one share of a newly created class of Class A Common Stock, par value $.01 per share for each share of the Company's Common Stock. The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock. All references to the number of common shares, except authorized shares, and per share amounts elsewhere in the consolidated financial statements have been adjusted to reflect the effect of the stock dividend for all periods presented.

The Company has a shareholders rights plan, which expires on November 12, 2008. The rights are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% ("Acquiring Person") or more of the combined voting power of the Company's Common Shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to two times the exercise price of the right.

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

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees of the Company. The Plan, as amended, allows for restricted stock awards of up to 350,000 shares of Common Stock or Class A Common Stock. During 2000, the Company awarded 48,375 Common shares (46,500 Common Shares in 1999) and 48,375 Class A Common Shares (46,500 Class A shares in 1999) to participants as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period. For the years ended October 31, 2000, 1999 and 1998, $630,000, $488,000, and $331,000 respectively, was charged to expense.

The Company's Board of Directors has authorized a program to purchase up to a total of one million shares of the Company's Common Stock and Class A Common Stock. As of October 31, 2000, the Company purchased and retired 223,600 Common shares and 211,300 Class A Common shares under this program.

(10) STOCK OPTION PLAN

The Company has a stock option plan under which 824,093 Common shares and 743,003 Class A Common shares are reserved for issuance to key employees and non-employee Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant and are generally exercisable in installments over a maximum period of four years from the date of grant.

A summary of stock option transactions during the periods covered by these financial statements is as follows:

Year ended October 31                      2000                        1999                    1998
---------------------           ------------------------- ----------------------------  ----------------------
                                                 Weighted                   Weighted                  Weighted
                                     Number       Average    Number          Average   Number          Average
                                         of      Exercise        of          Exercise      Of         Exercise
Common Stock:                        Shares        Prices    Shares           Prices   Shares           Prices
-------------                        ------        ------    ------           ------   ------           ------
Balance at beginning of period        412,750       $7.04     410,750          $7.09    416,562          $6.98
Granted                               593,000       $6.81       6,000          $7.69      7,000          $9.03
Exercised                                 ---         ---         ---            ---    (5,874)          $6.93
Canceled                            (301,500)       $6.91     (4,000)         $12.70    (6,938)          $8.86
                                    ---------                 -------                 ---------
Balance at end of period              704,250       $6.91     412,750          $7.04    410,750          $7.09
Exercisable                           111,250                 387,062                   347,375

Class A Common Stock:

Balance at beginning of period        412,750       $7.10     410,750          $7.09    416,562          $6.98
Granted                                   ---         ---       6,000          $8.18      7,000          $9.03
Exercised                                 ---         ---         ---            ---    (5,874)          $6.97
Canceled                            (301,500)       $6.96     (4,000)         $12.79    (6,938)          $8.92
                                    ---------                 -------                 ---------
Balance at end of period              111,250       $7.48     412,750          $7.10    410,750          $7.09
Exercisable                           111,250                 387,062                   347,375

Weighted  average  fair  value of
options granted during the year
    - Common Stock                      $0.18                   $0.55                     $1.16
    - Class A Common Stock              $0.12                   $0.59                     $1.16

In connection with the Class A Common stock dividend each outstanding incentive stock option to purchase Common Stock was modified to permit the optionee to purchase an equal number of Class A Common Stock. Each outstanding non-qualified stock option was modified to permit the optionee to purchase a number of shares of either Common Stock, Class A Common Stock or a combination of both based on the fair market values of the respective shares determined at the stock dividend distribution date. In July 2000, an officer of the Company was awarded stock options, to purchase 593,000 shares of Common stock, Class A Common Stock or a combination of both classes of Common Stock as shall total the number of shares subject to the options.


At October 31, 2000, exercise prices of Common Shares and Class A Common Shares under option ranged from $6.29 to $9.03, for the Common Shares and $6.33 to $9.09, for the Class A Common Shares. Option expiration dates range for both classes of stock from November 2003 through July 2010 and the weighted average remaining contractual life of these options is 4.9 years.

The fair value for these  options was  estimated as of the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for the years ended October 31, 2000, 1999 and 1998:

                                                                            Year ended October 31,
                                                                            ----------------------
                                                                      2000            1999            1998
                                                                      ----            ----            ----
Risk-free interest rate                                              6.17%           5.65%           5.88%
Expected dividend yields                                        9.8%-10.9%            9.1%            7.1%
Expected volatility                                                  15.1%           23.6%           24.3%
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

Stock appreciation rights may be issued in tandem with the stock options, in which case, either the option or the right can be exercised. Such rights entitle the grantee to payment in cash or a combination of common shares and cash equal to the increase in the value of the shares covered by the option to which the stock appreciation right is related. The plan limits the value of the stock appreciation rights to 150% of the option price for the related shares. The excess of the market price of the shares over the exercise price of vested options is charged to expense. For the three years ended October 31, 2000, 1999 and 1998 there were no amounts charged to expense.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above. Had compensation cost for these options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the effect on the Company's net income and earnings per share for the three years ended October 31, 2000, 1999 and 1998 would have been immaterial.

Certain officers have exercised stock options and provided full recourse promissory notes to the Company in the amount of $267,000. In fiscal 2000, the promissory notes were amended to extend the term of the notes to 10 years from the date of the original note and to fix the interest rate at 2% over a U.S. treasury note rate. The notes are collateralized by the stock issued upon exercise of the stock options. Interest is payable quarterly and the principal is due in 2007. Such notes are shown in stockholders equity in the accompanying balance sheet as notes receivable from officers/stockholders.


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

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2000 and 1999, the estimated aggregate fair value of the mortgage notes receivable was $2,586,000 and $2,703,000 respectively.

Mortgage notes payable with aggregate carrying values of $40,034,000 and $38,391,000 have estimated aggregate fair values of $41,301,000 and $38,407,000 at October 31, 2000 and 1999 respectively. Estimated fair value is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements and current estimates of fair value may differ significantly from the amounts presented herein.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2000 and 1999 are as follows (in thousands, except per share data):

                                           Year Ended October 31, 2000                  Year Ended October 31, 1999
                                           ---------------------------                  ---------------------------
                                                  Quarter Ended                                Quarter Ended
                                                  -------------                                -------------
                                      Jan 31     Apr 30    July 31     Oct 31     Jan 31      Apr 30    July 31     Oct 31
                                      ------     ------    -------     ------     ------      ------    -------     ------
Revenues                              $7,812     $7,865     $7,606     $7,971     $6,933      $7,651     $7,266     $7,964
                                      ======     ======     ======     ======     ======      ======     ======     ======
Net Income (1)                        $1,787     $3,067     $1,811     $1,924     $1,747      $2,036     $1,809     $3,598

Preferred Stock Dividends                786        787        787        787        786         787        787        787
                                         ---        ---        ---        ---        ---         ---        ---        ---
Net Income Applicable to
  Common and Class A
  Common Stockholders                 $1,001     $2,280     $1,024     $1,137       $961      $1,249     $1,022     $2,811
                                      ======     ======     ======     ======       ====      ======     ======     ======

Basic Earnings per Share:
Common                                  $.09       $.21       $.09       $.11       $.09        $.12       $.09       $.25
Class A Common                          $.10       $.23       $.10       $.12       $.10        $.12       $.11       $.29

Diluted Earnings per Share:
Common                                  $.09       $.20       $.09       $.11       $.09        $.12       $.09       $.24
Class A Common                          $.10       $.23       $.10       $.12       $.10        $.12       $.11       $.28

(1) Quarters ended April 30, 2000 and October 31, 1999 include gains on sales of real estate investments of $1,067,000 and $1,364,000 respectively.

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the years ended October 31, 2000, 1999 and 1998. Non-segment assets include cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments. The accounting policies of the segments are the same as those described in Note 1. (In thousands)

                                         Equity              Mortgage         Non
Year Ended October 31,                   Investments         Loans            Segment          Total
2000
Total Revenues                           $  30,664           $   376          $   214          $  31,254
                                         =========           =======          =======          =========
Net Operating Income                     $  19,800           $   376          $   214          $  20,390
                                         =========           =======          =======          =========
Total Assets                             $ 176,769           $ 2,379          $ 1,952          $ 181,100
                                         =========           =======          =======          =========

1999
Total Revenues                           $  29,282           $   302          $   230          $  29,814
                                         ==========          ========         ========         =========
Net Operating Income                     $  19,430           $   302          $   230          $  19,962
                                         ==========          ========         ========         =========
Total Assets                             $ 179,370           $ 2,500          $ 1,904          $ 183,774
                                         ==========          ========         ========         =========

1998
Total Revenues                           $  24,335           $   684          $   576          $  25,595
                                         ==========          ========         ========         =========
Net Operating Income                     $  16,472           $   684          $   576          $  17,732
                                         ==========          ========         ========         =========
Total Assets                             $ 158,455           $ 2,607          $ 3,977          $ 165,039
                                         ==========          ========         ========         =========

The reconciliation to net income for the combined reportable segments and for the Company is as follows:

Year Ended October 31,                                                                2000             1999                 1998
                                                                                      ----             ----                 ----

Net Operating Income from Reportable Segments                                      $20,390         $19,962             $ 17,732
                                                                                   -------         --------            --------

Addition:
    Gains on sales of real estate investments                                        1,067           1,364                  -
                                                                                     -----           ------                -----
Deductions:
     Interest expense                                                                4,245            3,913                2,522
     Depreciation and amortization                                                   6,307            5,896                4,747
     General, administrative and
      other expenses                                                                 2,316           2,327                 2,287
                                                                                    ------          -------                -----
Total Deductions                                                                    12,868          12,136                 9,556
                                                                                    ------          -------                -----

Net Income                                                                           8,589            9,190                8,176
     Preferred stock dividends                                                     (3,147)          (3,147)              (2,561)
                                                                                   -------          -------              -------
Net Income Applicable to
     Common and Class A Common Stockholders                                         $5,442         $ 6,043              $ 5,615
                                                                                    ======         ========             =======


(14)  SUBSEQUENT EVENTS

In November 2000, the Company entered into a contract to purchase an office building property in Greenwich, Connecticut at a purchase price of $2,375,000.

On January 5, 2001, the Company sold 200,000 shares of Common stock and 5,000 shares of Class A Common stock for aggregate proceeds of approximately $1.5 million in a private placement issue to two entities controlled by an officer of the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS To the Stockholders of Urstadt Biddle Properties Inc.:

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. and subsidiaries (the "Company"), as of October 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended October 31, 2000. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urstadt Biddle Properties Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States.

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



                                                     ARTHUR ANDERSEN LLP




New York, New York
December 13, 2000, except as
to Note (14) which date is January 5, 2001

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2000
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

-------------------------------------------------------------------------------------------------------
     COL. A                          COL. B             COL. C                   COL. D
-------------------------------------------------------------------------------------------------------
                                                  Initial Cost to Company     Cost Capitalized
                                                                              to Acquisition
 Depreciation and                                             Building &   Carrying   Building &
    Location                         Encumbrances    Land    Improvements   Costs   Improvements  Land
-------------------------------------------------------------------------------------------------------
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT                        $      0   $    199   $    795   $      0   $    106   $    199

Greenwich, CT                               0        111        444          0         22        111

Greenwich, CT                               0        488      1,139          0          0        488

Greenwich, CT                               0        570      2,359          0        180        570

Southfield, MI                              0      1,000     10,280          0      2,079      1,000
                                                --------   --------   --------   --------   --------

                                                  2,368     15,017          0      2,387       2,368
                                                --------   --------   --------   --------   --------
Shopping Centers:
Springfield, MA                             0      1,372      3,656          0     15,469      1,372

Farmingdale, NY                         1,975      1,027      4,174          0        283      1,027

Somers, NY                              1,893        821      2,600          0          2        821

Somers, NY                              6,411      1,834      7,383          0         15      1,834

Briarcliff, NY                          6,038      2,300      9,708          0      1,165      2,300

Wayne, NJ                                   *      2,492      9,966          0        478      2,492

Eastchester, NY                         4,780      1,500      6,128          0          1      1,500

Meriden, CT                                 0      5,000     20,309          0      2,185      5,000

Danbury, CT                                 *      3,850     15,811          0      1,843      3,850

Tempe, AZ                                   0        114        766          0          0        114

Carmel, NY                                  0      1,763      5,973          0      1,844      1,763

Ridgefield, CT                              0        900      3,793          0        626        900

Darien, CT                             14,688      4,260     17,192          0        584      4,260
                                      --------   --------   --------   --------   --------   -------

                                       35,786     27,233    107,459          0     24,495     27,233
                                      --------   --------   --------   --------   --------    -------
Department Stores:
Tempe, AZ                                   0        378      1,518          0      1,062        378
                                      --------   --------   --------   --------   -------   --------

                                            0        378      1,518          0      1,062        378
                                      --------   --------   --------   --------   --------  --------
Mixed Use Facility: Retail/Office:
Briarcliff, NY                              0        380      1,531          0        343        380

Newington, NH                           4,249        421      1,997          0      4,540        421
                                      --------   --------   --------   --------   --------  --------

                                        4,249        801      3,528          0      4,883        801
                                      --------   --------   --------   --------   --------  --------
Land:
Newington, NH                               0        305          0          0          0        305
Denver, CO                                  0        799          0          0          0        799
                                      --------   --------   --------   --------   --------  --------
                                            0      1,104          0          0          0      1,104
                                      --------   --------   --------   --------   --------  --------

                                      $ 40,034   $ 31,884   $127,522   $      0   $ 32,827  $ 31,884
                                      ========   ========   ========   ========   ========  ========

-------------------------------------------------------------------------------------------------------
     COL. A                          COL. E             COL. F           COL.G/H      COL. I
-------------------------------------------------------------------------------------------------------
                                                                                     Life on which
                                                                                     depreciation for
                                      Amount at which carried at close of period     building and
                                                             Accumulated     Date    improvements in latest
 Depreciation and                      Building &            Depreciation Contructed income statement is
    Location                         Improvements   TOTAL   (Note (b))    Acquired   computed (Note (d))
-------------------------------------------------------------------------------------------------------
Real Estate Subject to Operating Leases (Note (a)):
Greenwich, CT                        $    901   $  1,100   $    142      1993           31.5
Greenwich, CT                             466   $    577        173      1994           31.5
Greenwich, CT                           1,139      1,627          2      2000           31.5
Greenwich, CT                           2,539   $  3,109        164      1998           31.5
Southfield, MI                         12,359   $ 13,359      6,634      1983           35.0
                                     --------   --------   --------
                                       17,404     19,772     7,115
                                     --------   --------   --------
Shopping Centers:
Springfield, MA                        19,125   $ 20,497      8,122      1970           40.0
Farmingdale, NY                         4,457   $  5,484      1,141      1993           31.5
Somers, NY                              2,602   $  3,423        565      1992           31.5
Somers, NY                              7,398   $  9,232        274      1999           31.5
Briarcliff, NY                         10,873   $ 13,173        516      1998           40.0
Wayne, NJ                              10,444   $ 12,936      2,201      1992           31.0
Eastchester, NY                         6,129   $  7,629        460      1997           31.0
Meriden, CT                            22,494   $ 27,494      4,590      1993           31.5
Danbury, CT                            17,654   $ 21,504      3,088      1994           31.5
Tempe, AZ                                 766   $    880      1,749      1996           40.0
Carmel, NY                              7,817   $  9,580        958      1995           31.5
Ridgefield, CT                          4,419   $  5,319        368      1998           40.0
Darien, CT                             17,776   $ 22,036      1,034      1998           40.0
                                     --------   --------   --------
                                      131,954    159,187    25,066
                                     --------   --------   --------
Department Stores:
Tempe, AZ                               2,580   $  2,958         0      1970            40.0
                                     --------   --------   --------
                                        2,580      2,958         0
                                     --------   --------   --------
Mixed Use Facility: Retail/Office:
Briarcliff, NY                          1,874   $  2,254         69      1999           40.0
Newington, NH                           6,537   $  6,958      3,519      1979           40.0
                                      --------   --------   --------
                                        8,411      9,212     3,587
                                      --------   --------   --------
Land:
Newington, NH                               0   $    305          0      1981
Denver, CO                                  0   $    799          0      1988
                                     --------   --------   --------
                                            0      1,104         0
                                     --------   --------   --------

                                     $160,349   $192,233   $35,768
                                     ========   ========   ========


* Properties are used to secure a secured revolving credit line in the amount of $11,869

URSTADT BIDDLE PROPERTIES, INC.
OCTOBER 31 2000
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
          COL. A     COL. B                 COL. C             COL. D                  COL. E              COL. F       COL. G/H
------------------------------------------------------------------------------------------------------------------------------------

                            ........................................      .........................
                                                                              Remaining                  Net Investment
                                                                              Minimum                    in Properties      Date
Description and                          Building &   Carrying  Building &    Lease   Residual Unearned   Subject to    Constructed
Location           Encumbrances   Land   Improvements  Costs   Improvements   Payments  Value  Income  Financing Leases or Acquired
------------------------------------------------------------------------------------------------------------------------------------
Real Estate Subject to Financing Leases (Note (c)):
Industrial Distribution Centers:
(Leased to Chrysler Corporation)

St. Louis, MO            $0       $523      $2,253       $0      $2,363          $94   $1,166  ($2)           $1,258        1970
Dallas, TX                0        193       2,266        0       4,195                   841                    841        1970
Deferred Lease
Renewal Rights            0          0           0        0           0          244        0    0               244        1981
                          -          -           -        -           -         ----       --   --              ----
                          0        716       4,519        0       6,558          338    2,007  (2)             2,343
                          -        ---       -----        -       -----         ----   ------  ---             -----

Industrial Distribution Center:
(Leased to Firestone Tire and Rubber Company)

Albany, GA                0        835       3,343        0          0           104      100   (4)              200       1972
                          -        ---       -----        -          -          ----     ----   ---             ----
                          0        835       3,343        0          0           104      100   (4)              200
                          -        ---       -----        -          -          ----     ----   ---              ---

TOTAL REAL ESTATE
SUBJECT TO FINANCING
LEASES (Note (c))         0     $1,551      $7,862        0     $6,558          $442   $2,107  ($6)           $2,543
                          =     ======      ======        =     ======         =====  =======  ====           ======


URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2000
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

---------------------------------------------------------------------- ------------ ------------ ------------




NOTES:                                                                        2000         1999         1998
                                                                              ----         ----         ----

(a) RECONCILIATION OF REAL ESTATE
OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year                                              $188,467     $166,083     $134,336
Property improvements during the year                                        5,568        2,726        2,155
Property acquired during the year                                            1,627       23,134       29,592
Property sold during the year                                              (3,213)      (3,060)          ---
Property assets fully written off                                            (216)        (416)          ---
                                                                           -------     --------      -------
Balance at end of year                                                     192,233     $188,467     $166,083
                                                                           =======     ========     ========


(b) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                               $30,735      $27,763      $23,653
Provision during the year charged to income                                  5,638        5,070        4,110
Property sold during the year                                                (358)      (1,659)          ---
Property assets fully written off                                            (247)        (439)          ---
                                                                           -------      -------      -------
Balance at end of year                                                     $35,768      $30,735      $27,763
                                                                           =======      =======      =======


(c) RECONCILIATION OF REAL ESTATE OWNED SUBJECT TO FINANCING LEASES

Balance at beginning of year                                                 3,756       $5,005       $6,133
Recovery of  investment  in  properties  owned  subject to  financing
leases and amortization of deferred renewal rights                         (1,213)      (1,249)      (1,128)
                                                                           -------      -------      -------
Balance at end of year                                                      $2,543       $3,756       $5,005
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


(f) The aggregate cost basis for Federal income tax purposes at October 31, 2000 is $205,754,000.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2000
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
     COL. A             COL. B              COL. C              COL. D                            COL. E              COL. F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Remaining Face
                                                                                                 Amount of        Carrying Amount of
                    Interest Rate     Final Maturity                                          Mortgage (Note(b))  Mortgage (Note(a))
Description     Coupon   Effective       Date             Periodic Payment Terms               (In Thousands)    (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):
--------------------------------------------------------------------


Retail Store:
  Erie, PA           9%       14%       1-Jul-13     Payable in monthly installments of $10,787          $982                $769

Retail Store:
  Riverside, CA      9%       12%       15-Jan-13    Payable in quarterly installments of $54,313      $1,895              $1,590
                                                                                                       ------              ------
Total First Mortgage Loans                                                                             $2,877              $2,359


II.  SECOND MORTGAGE LOAN ON BUSINESS PROPERTY (Notes (c) and (d)):
-------------------------------------------------------------------

Retail Store:
  Riverside, CA      9%        12%      15-Jan-01    Payable in quarterly installments of $21,135        $20                 $20
                                                                                                         ---                 ---
TOTAL MORTGAGE LOANS ON REAL ESTATE                                                                   $2,897              $2,379
                                                                                                      ======              ======


URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2000
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)


NOTES TO SCHEDULE IV                                                         Year Ended October 31
                                                                             ---------------------

Reconciliation of Mortgage Loans on Real Estate
                                                                        2000          1999          1998
                                                                        ----          ----          ----

(a) Balance at beginning of period:                                   $2,500        $2,607        $3,605

   Deductions during current period:

        Prepayment of Mortgage Loan                                                      0         (893)

       Collections of principal and amortization of discounts          (121)         (107)         (105)
                                                                      ------        ------        ------
Balance at close of period:                                           $2,379        $2,500        $2,607
                                                                      ======        ======        ======

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages (c) At October 31, 2000 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)  There are no prior liens for any of the Mortgage Loans on Real Estate.
(e)  The first mortgage loan on this property is held by the Company.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      URSTADT BIDDLE PROPERTIES INC.



                                      By: /S/ Charles J Urstadt
                                     -------------------------------------
                                      Charles J. Urstadt
                                      Chairman and Chief Executive Officer








Dated: January 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/S/ Charles J. Urstadt                                       January 25, 2001
------------------------------
Charles J. Urstadt
Chairman and Director
(Principal Executive Officer)


/S/ Willing L. Biddle                                        January 25, 2001
---------------------------
Willing L. Biddle
President and Director


/S/ James R. Moore                                           January 25, 2001
--------------------------
James R. Moore
Executive Vice President - Chief
  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


/S/ E. Virgil Conway                                         January 25, 2001
---------------------------
E. Virgil Conway
Director

/S/ Robert R. Douglass                                       January 25, 2001
--------------------------
Robert R. Douglass
Director

/S/ Peter Herrick                                            January 25, 2001
-------------------------------
Peter Herrick
Director

/S/ George H.C. Lawrence                                      January 25,2001
------------------------
George H. C. Lawrence
Director

/S/ Charles D. Urstadt                                       January 25, 2001
-----------------------------
Charles D. Urstadt
Director

/S/ George J. Vojta                                          January 25, 2001
--------------------------------
George J. Vojta
Director

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report dated December 13, 2000 included in this Annual Report on Form 10-K for the year ended October 31, 2000 of Urstadt Biddle Properties Inc. into its previously filed Registration Statements on Forms S-3 (No.33-57119 and No. 333-64381), Form S-4 (No. 333-19113) and Forms S-8 (No.2-93146, No.333-61765,
No. 333-61767 and No. 33-41408), and to all references to our firm included in or made a part of this registration statement.



                                                       ARTHUR ANDERSEN LLP





New York, New York
January 25, 2001