Form 10-Q
period 2001-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2001-03-15
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended January 31, 2001               Commission File Number 1-12803
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

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 6,229,635 Common Shares, par value $.01 per share and 5,434,662 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 16 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 16 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--January 31, 2001 and October 31, 2000.

             Consolidated Statements of Income--Three months ended January 31, 2001 and 2000,

             Consolidated Statements of Cash Flows--Three months ended January 31, 2001 and 2000.

             Consolidated Statements of Stockholders' Equity--Three months ended January 31, 2001 and 2000.

             Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings.

Item 6.      Exhibits and Reports on Form 8-K.

SIGNATURES

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                     January 31        October 31
                                                                                                ---------------- -----------------
  ASSETS                                                                                                 2001              2000
                                                                                                         ----              ----

  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                      $149,189          $146,851
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                      11,770            12,158
      Investment in unconsolidated joint venture                                                          9,020             9,167
      Mortgage notes receivable                                                                           2,346             2,379
                                                                                                          -----             -----
                                                                                                        172,325           170,555

  Cash and cash equivalents                                                                               2,462             1,952
  Interest and rent receivable                                                                            4,388             3,853
  Deferred charges, net of accumulated amortization                                                       3,035             2,824
  Other assets                                                                                            2,302             1,916
                                                                                                          -----             -----
                                                                                                       $184,512          $181,100
                                                                                                       ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Bank loans                                                                                        $ 3,000            $    -
      Mortgage notes payable                                                                             51,714            51,903
      Accounts payable and accrued expenses                                                               1,189             1,222
      Deferred officers' compensation                                                                       177               102
      Other liabilities                                                                                   1,924             2,090
                                                                                                          -----             -----
                                                                                                         58,004            55,317
                                                                                                         ------            ------

  Minority Interest                                                                                       5,140             5,140
                                                                                                          -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior  Cumulative  Preferred stock,  (liquidation  preference of
      $100
      per share); 350,000 shares issued and outstanding in 2001 and 2000                                 33,462            33,462
                                                                                                         ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                             -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      6,229,635 and 5,557,387 issued and outstanding shares in 2001 and 2000, respectively                   62                55
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      5,434,662 and 5,356,249 issued and outstanding shares in 2001 and 2000 respectively                    54                54
      Additional paid in capital                                                                        127,650           122,448
      Cumulative distributions in excess of net income                                                 (34,367)          (33,397)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                      (5,493)           (1,979)
                                                                                                        -------          --------


                                                                                                         87,906            87,181
                                                                                                         ------            ------
                                                                                                       $184,512          $181,100
                                                                                                       ========          ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                                   Three Months Ended January 31,
                                                                                  ---------------- ----------------
                                                                                             2001             2000
                                                                                             ----             ----
Revenues:
    Operating leases                                                                       $8,128          $ 7,614
    Financing leases                                                                            6               37
    Interest and other                                                                        143              132
    Equity income of unconsolidated joint venture                                               4               29
                                                                                            -----            -----
                                                                                            8,281            7,812
                                                                                            -----            -----

Operating Expenses:
    Property expenses                                                                       2,812            2,463
    Interest                                                                                1,060            1,115
    Depreciation and amortization                                                           1,628            1,510
    General and administrative expenses                                                       695              772
    Directors' fees and expenses                                                               41               52
                                                                                            -----            -----
                                                                                            6,236            5,912
                                                                                            -----            -----

Operating Income before Minority Interests                                                  2,045            1,900

 Minority Interests in Results of Consolidated Joint Ventures                                 113              113
                                                                                              ---              ---

Net Income                                                                                  1,932            1,787

    Preferred Stock Dividends                                                                 786              786
                                                                                              ---              ---

Net Income Applicable to Common and Class A Common  Stockholders                           $1,146           $1,001
                                                                                           ======           ======

Basic Earnings per Share:
Common                                                                                       $.10             $.09
                                                                                             ====             ====
Class A Common                                                                               $.11             $.10
                                                                                             ====             ====

Weighted Average Number of Shares Outstanding:
Common                                                                                      5,541            5,376
                                                                                            =====            =====
Class A Common                                                                              5,172            5,035
                                                                                            =====            =====

Diluted Earnings Per Share:
Common                                                                                       $.10             $.09
                                                                                             ====             ====
Class A Common                                                                               $.11             $.10
                                                                                             ====             ====

Weighted Average Number of  Shares Outstanding:
Common and Common Equivalent                                                                5,639            5,472
                                                                                            =====            =====
Class A Common and Class A Common Equivalent                                                5,639            5,522
                                                                                            =====            =====


The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)

                                                                                      Three Months Ended January 31,

                                                                                               2001         2000
                                                                                               ----         ----
         Operating Activities:
         Net income                                                                          $1,932       $1,787
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                                    1,628        1,510
             Compensation recognized relating to restricted stock                               175          141
             Recovery of investment in properties owned
                subject to financing leases                                                     191          334
             Equity in income of unconsolidated joint venture                                   (4)         (29)
             (Increase) in interest and rent receivable                                       (535)        (337)
             (Decrease) in accounts payable and accrued expenses                               (33)        (265)
             (Increase)  in other assets and other liabilities, net                           (485)        (105)
                                                                                              -----        -----
             Net Cash Provided by Operating Activities                                        2,869        3,036
                                                                                              -----        -----

         Investing Activities:
             Improvements to properties and deferred charges                                (3,971)        (284)
             Distributions received from unconsolidated joint venture                           250          700
             Investment in unconsolidated joint venture                                        (99)        (146)
             Payments received on mortgage notes receivable                                      32           29
                                                                                                 --           --

             Net Cash (Used in) Provided by Investing Activities                            (3,788)          299
                                                                                            -------          ---

         Financing Activities:
             Proceeds from mortgage notes payable and  bank loans                             4,950            -
             Sales of additional Common and Class A Common Shares                             1,520        1,237
             Dividends paid on Common and Class A Common Shares                             (2,116)      (1,942)
             Dividends paid on Preferred Stock                                                (786)        (786)
             Purchases of Common and Class A Common  Shares                                       -        (817)
             Payments on mortgage notes payable                                             (2,139)        (167)
                                                                                            -------        -----

             Net Cash Provided by (Used in)  Financing Activities                             1,429      (2,475)
                                                                                              -----      -------

         Net Increase In Cash and Cash Equivalents                                              510          860

         Cash and Cash Equivalents at Beginning of Period                                     1,952        2,758
                                                                                              -----        -----

         Cash and Cash Equivalents at End of Period                                          $2,462       $3,618
                                                                                             ======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                                                                                Unamortized
                                                                                                 Restricted
                        Common Stock     Class A Common Stock                 (Cumulative             Stock
                     Outstanding         Outstanding              Additional  Distributions    Compensation
                       Number of     Par   Number of       Par    Paid In      In Excess of       and Notes
                          Shares   Value      Shares     Value    Capital        Net Income)     Receivable    Total
                          ------   -----      ------     -----    -------       -----------      ----------    -----



Balance - October 31 1999            5,531,845    $55   5,184,039    $52     $120,964  $(31,127)  $(1,907)    $88,037
Net Income Applicable to Common
and Class A Common stockholders             -       -           -       -           -      1,001         -      1,001
Cash dividends paid :
  Common Stock ($.175 per share)            -       -           -       -           -      (946)         -      (946)
  Class A Common Stock ($.195
  per share)                                -       -           -       -           -      (996)         -      (996)
Sale of additional shares              29,400       -     123,400       1       1,159          -         -      1,160
Sale of additional shares
  under dividend reinvestment plan      5,420       -       5,437       -          77          -         -         77
Shares issued under restricted
 stock plan                            47,500       1      47,500       1         688          -     (690)          -
Amortization of restricted stock
  compensation                              -       -           -       -           -          -       141        141
Purchases of shares                   (37,500)     (1)    (71,500)     (1)       (816)         -         -       (817)
                                     ---------    ---   ---------     ---     --------  ---------  --------    -------
Balances - January 31, 2000          5,576,665    $56   5,288,876     $53     $122,072  $(32,068)  $(2,456)    $87,657
                                     =========    ===   =========     ===     ========  =========  ========    =======

Balance - October 31 2000            5,557,387    $55   5,356,249    $54     $122,448  $(33,397)  $(1,979)    $87,181
Net Income Applicable to Common
and Class A Common stockholders             -       -           -       -           -      1,146         -      1,146
Cash dividends paid :
  Common Stock ($.18 per share)             -       -           -       -           -    (1,078)         -    (1,078)
  Class A Common Stock ($.20
  per share)                                -       -           -       -           -    (1,038)         -    (1,038)
Sale of additional shares             200,000       2       5,000       -       1,433          -         -      1,435
Sale of additional shares
  under dividend reinvestment plan      5,248       -       6,413       -          85          -         -         85
Shares issued under restricted
 stock plan                            48,000       -      48,000       -         686          -     (686)          -
Amortization of restricted stock
  compensation                              -       -           -       -           -          -       175        175
Shares issued upon exercise of
  stock options                       419,000       5      19,000       -       2,998          -         -      3,003
Note from Officer for purchase of
  Common shares under stock option          -       -           -       -           -          -    (3,003)    (3,003)
                                     ---------    ---   ---------    ---     --------  ---------  --------    -------
Balances - January 31, 2001          6,229,635    $62   5,434,662    $54     $127,650  $(34,367)  $(5,493)    $87,906
                                     =========    ===   =========    ===     ========  =========  ========    =======



The   accompanying   notes  to   consolidated   financial
statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Business

Urstadt Biddle Properties Inc., (the "Company") is a Maryland corporation that has qualified as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. A REIT, among other things, that distributes at least 95% of its real estate trust taxable income will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies and intends to continue to qualify as a REIT. The Company is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of January 31, 2001, the Company owned 25 properties containing a total of 3.2 million gross leasable square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                    Three Months Ended
                                                                                         January
                                                                                ------------ ------------
                                                                                       2001         2000
                                                                                       ----         ----
Numerator
Net income  applicable to Common Stockholders - basic                                  $563         $490
Effect of dilutive securities:
  Operating partnership units                                                            13           14
                                                                                       ----         ----
Net income applicable to Common Stockholders - diluted                                 $576         $504
                                                                                       ====         ====

Denominator
Denominator for basic EPS-weighted average Common shares                              5,541        5,376
Effect of dilutive securities:
  Stock options and awards                                                               98           96
                                                                                      -----        -----
Denominator for diluted EPS - weighted average Common
  equivalent shares                                                                   5,639        5,472
                                                                                      =====        =====

Numerator
Net income applicable to Class A Common Stockholders-basic                             $583         $511
Effect of dilutive securities:
  Operating partnership units                                                            56           56
                                                                                       ----         ----
Net income applicable to Class A Common Stockholders - diluted                         $639         $567
                                                                                       ====         ====

Denominator
Denominator for basic EPS - weighted average Class A Common shares                    5,172        5,035
Effect of dilutive securities:
  Stock options and awards                                                               84          104
  Operating partnership units                                                           383          383
                                                                                      -----        -----
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                                    5,639        5,522
                                                                                      =====        =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the quarters ended January 31, 2001 and 2000 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

Derivative Instruments and Hedging Activities

The Company adopted the provisions of Financial Accounting Standards Board, Statement # 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal 2001. The statement generally requires that all derivative instruments be reflected in the financial statements at their estimated fair value. The Company does not generally enter into derivative contracts for either investment or hedging purposes and accordingly there was no effect on the Company's financial position or results of operations as a result of the adoption of this statement.

Stockholders Equity

On January 5, 2001, the Company sold 200,000 shares of Common Stock and 5,000 shares of Class A Common Stock for total cash proceeds of $1.435 million in a private placement with two entities controlled by an officer of the Company.

In January 2001, an officer of the Company exercised stock options previously granted to him to purchase 419,000 shares of Common Stock and 19,000 shares of Class A Common Stock. In this connection, pursuant to the provisions of the Stock Options plan, the officer provided the Company with a promissory note in the amount of $3,003,000. The promissory note is due in ten years and bears interest at 6.92% per annum. Interest is payable quarterly. The note is collateralized by the stock issued upon exercise of the stock option. The note is shown in stockholders equity as notes receivable from officers/stockholders. The exercise of the stock options and the issuance of the note receivable from officer represent non cash financing activities and are therefore not included in the accompanying 2001 Consolidated Statement of Cash Flows.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees and directors of the Company. The Plan, as amended, allows for restricted stock awards of up 350,000 shares each of Class A Common stock and Common stock. During the three months ended January 31, 2001, the Company awarded 48,000 shares of Common stock and 48,000 shares of Class A Common stock (47,500 shares of Common stock and 47,500 shares of Class A Common stock in fiscal 2000) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the three month periods ended January 31, 2001 and 2000. Non-segment assets include cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments. The accounting policies of the segments are the same as those described in Note1. (In thousands)

                                         Equity              Mortgage         Non
Quarter Ended January 31,                Investments         Loans            Segment          Total
                                         -----------         ---------        -------          -----
2001
Total Revenues                           $    8,153          $     81         $     47         $    8,281
                                         ==========          ========         =========        ==========
Net Operating Income                     $    5,228          $     81         $     47         $    5,356
                                         ==========          =========        ========         ==========
Total Assets                             $  180,892          $   2,346        $  1,274         $  184,512
                                         ==========          =========        ========         ==========

2000
Total Revenues                           $    7,680          $     85         $     47         $    7,812
                                         ===========         =========        =========        ==========
Net Operating Income                     $    5,104          $     85         $     47         $    5,236
                                         ===========         ========         ========         ==========
Total Assets                             $  178,311          $  2,471         $  2,408         $  183,190
                                         ===========         ========         ========         ==========


The reconciliation to net income for the combined reportable segments and for the Company is as follows:

Quarter Ended January 31                                                                  2001             2000
                                                                                          ----             ----

Net Operating Income from Reportable Segments                                           $5,356           $5,236
                                                                                        ------           ------

Deductions:
     Interest expense                                                                    1,060            1,115
     Depreciation and amortization                                                       1,628            1,510
     General, administrative and
      other expenses                                                                       736              824
                                                                                         -----            -----
Total Deductions                                                                         3,424            3,449
                                                                                         -----            -----

Net Income                                                                               1,932            1,787
     Preferred stock dividends                                                           (786)            (786)
                                                                                         -----            -----
Net Income Applicable to
     Common and Class A Common Stockholders                                             $1,146           $1,001
                                                                                        ======           ======


Mortgage Notes Payable and Line of Credit

During the first quarter, the Company repaid a mortgage note payable in the outstanding principal amount of $1,950,000 which was secured by the BiCounty Shopping Center in Farmingdale, New York. The mortgage matured in January 2001. The mortgage was repaid from proceeds advanced under the Company's outstanding $20 million secured revolving credit loan. At January 31, 2001, the Company had outstanding borrowings of $13.8 million under the secured revolving credit line.

The Company also has an unsecured line of credit arrangement with a bank which was increased to $15 million from $10 million in December 2000. In January, 2001, the Company borrowed $3 million under the unsecured line of credit. The line of credit expires in fiscal 2002 and outstanding borrowings bear interest at LIBOR + 2.5%. Any further extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions.

Commitments

In January 2001, Countryside Square Limited Partnership, an unconsolidated joint venture in which the Company is the sole general partner, contracted to sell the Countryside Square shopping center for $16.0 million. The transaction, which is scheduled to close during the Company's second quarter in fiscal 2001 will result in a gain to the Company.

The Company has also contracted for the purchase of an office building located in Greenwich, Connecticut at a purchase price of $2,375,000. The transaction is expected to close in the Company's second quarter in fiscal 2001.

Subsequent Events

On February 28, 2001, the Company sold its tire distribution facility comprising 476,000 square feet to the property's sole tenant for $100,000, an amount which equals the property's net book carrying amount at January 31, 2001. The property was sold pursuant to a purchase option contained in the tenant's lease on the property.

The Company is the general partner in a consolidated joint venture that owns the Arcadian Shopping Center in Briarcliff, New York. In a prior year, the limited partners contributed the property in exchange for operating partnership units (OPU's). The OPU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock or cash, at the option of the Company after a certain period of years or upon the occurrence of certain events. In February 2001, the Company redeemed 127,548 OPU's for approximately $1.1 million, an amount equal to the stated Unit Price, as defined in the partnership agreement. The limited partners interest in the partnership is reflected in the accompanying consolidated financial statements as Minority Interest.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company believes that its net cash provided by operations is sufficient to fund its short-term liquidity needs in the near term. The Company expects to meet its long-term liquidity requirements such as property acquisitions, debt maturities and capital improvements through long-term secured indebtedness, proceeds from sales of real estate investments and/or the issuance of additional equity securities.

At January 31, 2001, the Company had cash and cash equivalents of $2.5 million compared to $1.9 million at October 31 2000. The Company also has a $20 million secured revolving credit facility with a bank which expires in fiscal 2005 and a $15 million unsecured line of credit with a bank which expires in fiscal 2002.
The credit lines are available to finance the acquisition, management or development of commercial real estate, refinance indebtness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. In January 2001, the Company utilized proceeds from the secured revolving credit line to repay a mortgage note payable in the outstanding amount of $1.95 million which was due. At January 31, 2001, long-term debt consists of mortgage notes payable totaling $37.9 million and borrowings of $13.8 million outstanding under the secured revolving credit facility. The Company also borrowed $3 million under the unsecured credit line during the first quarter of fiscal 2001. Proceeds from the unsecured credit line were used to fund tenant improvement costs.

During the first quarter of fiscal 2001, the Company completed the sale of additional shares of Common Stock and Class A Common Stock in a private placement issue with two entities controlled by an officer of the Company. The Company realized $1.435 million in cash proceeds from the equity offering.

The Company is the general partner in a consolidated joint venture that owns the Arcadian Shopping Center in Briarcliff, New York. In a prior year, the limited partners contributed the property in exchange for operating partnership units (OPU's). The OPU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock or cash, at the option of the Company after a certain period of years or upon the occurrence of certain events. In February 2001, pursuant to notice from the limited partners, the Company redeemed for cash 127,548 OPU's for $1.1 million.

In a prior year, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The non-core properties comprise all of the Company's distribution and service facilities, and certain of its office and retail properties and undeveloped land located outside of the Northeast region of the United States. In February 2001, pursuant to the terms of its lease, Firestone, Inc., a tenant at the property, exercised an option to purchase the Company's tire distribution facility in Albany, Georgia at a price of $100,000.

Countryside Square Limited Partnership, an unconsolidated joint venture in which the Company is the sole general partner, contracted to sell the Countryside Square Shopping Center in Clearwater, Florida for proceeds of $16 million. The sale is expected to close in the Company's second quarter of fiscal 2001 and will result in a gain on the disposition of the Company's interest in the joint venture.

The Company expects to make real estate investments periodically. As of January 31, 2001, the Company had contracted to purchase an office building in Greenwich, Connecticut for $2,375,000, all cash. The Company also invests in its existing properties and, during the first quarter of fiscal 2001, spent approximately $4 million for capital improvement and leasing costs in connection with the Company's lease obligations to complete tenant improvements and related tenant allowances. The Company expects to spend an additional $3.4 million to complete its leasing related capital costs in fiscal 2001.

Funds from Operations

The Company considers Funds From Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with generally accepted accounting principles (GAAP)) plus depreciation and amortization excluding gains (or losses) from sales of property and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the current NAREIT guidelines for the three month periods ended January 31, 2001 and 2000 (amounts in thousands):

                                                                                         Three months ended January 31
                                                                                         -----------------------------
                                                                                               2001            2000
                                                                                               ----            ----
Net Income Applicable to Common and Class A Common Stockholders                              $1,146          $1,001

Plus: Real property depreciation, amortization of tenant improvements and of lease acquisition costs and recoveries of investments
         in properties subject to finance leases                                              1,714           1,717

         Adjustments for unconsolidated joint venture                                           168             188
                                                                                                ---             ---

Funds from Operations                                                                        $3,028          $2,906
                                                                                             ======          ======


RESULTS OF OPERATIONS

Revenues

Revenues from operating leases increased 6.8% in the first quarter of fiscal 2001 from the comparable period in fiscal 2000. The increase in operating lease revenues results from, among other things, new leasing of previously vacant space, higher tenant lease renewal rates at certain of the Company's properties and the reclassification of rents received from properties previously accounted for under the finance lease method. Lease revenues also reflect the loss of $193,000 from several tenants at one of the Company's properties who filed for bankruptcy in fiscal 2000 and vacated the premises. The vacancies were subsequently re-leased to new tenants who will take occupancy later in this fiscal year.

Finance lease income decreased in fiscal 2001 as the related leases on the Company's industrial properties expired. The leases were subsequently renewed as operating leases.

The Company's core properties comprising 1.7 million square feet of GLA were more than 96% leased at January 31, 2001, unchanged from the end of the last fiscal quarter. The Company leased or renewed 70,000 square feet of leasable space in the first quarter of fiscal 2001 compared to 72,000 square feet of retail space in the comparable quarter a year ago.


Expenses

Total expenses amounted to $6,236,000 in the first quarter of fiscal 2001 compared to $5,912,000 in the same quarter last year. The largest expense category is property expenses of the real estate operating properties. The increase in property expenses reflect higher repairs and maintenance expenses and real estate taxes at certain of the Company's core properties in fiscal 2001.

Interest expense decreased from the partial repayment of outstanding borrowings on the Company's unsecured and secured revolving credit lines in fiscal 2000 and lower interest costs on refinanced bank loans totaling $6.5 million in fiscal 2000.

Depreciation and amortization expense increased principally from more than $10 million of additional capital improvement costs to the Company's properties during fiscal 2000 and 2001 and new property investments in properties acquired in fiscal 2000.

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

As of January 31, 2001, the Company had approximately $13.8 million of variable rate debt outstanding under its secured line of credit agreement. The interest rate risk of such debt can be mitigated by electing a fixed rate interest option at any time prior to the last year of the agreement as provided for in the agreement. During the first quarter of fiscal 2001 and 2000, variable rate indebtedness had a weighted average interest rate of 8.3% and 7.5% respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by approximately $32,000 in the first quarter of fiscal 2001 and 2000.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of January 31, 2001 the Company had no other material exposure to market risk.

                                             PART II - OTHER INFORMATION

Item 1.           Legal  Proceedings

                  The Company is not presently  involved in any litigation,  nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in any material adverse affect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.


Item 6.           Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                  There were no reports on Form 8-K filed with the Securities and Exchange Commission during the Registrant's fiscal quarter ended January 31, 2001.

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

                                                 URSTADT BIDDLE PROPERTIES INC.
                                                 ------------------------------
                                                  (Registrant)

                                                 By

                                              /s/Charles J. Urstadt
                                                 Chairman and
                                                 Chief Executive Officer

                                                 By:

                                              /s/James R. Moore
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
Dated: March 14, 2001                         and Principal Accounting Officer)