Form 10-Q
period 2001-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2001-06-13
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended April 30, 2001                 Commission File Number 1-12803
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

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: __6,234,396_ Common Shares, par value $.01 per share and __5,446,350_ Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 18 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 18 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

                  Consolidated Balance Sheets--April 30, 2001 and October 31, 2000.

                  Consolidated Statements of Income--Six months ended April 30, 2001 and 2000; Three months ended April 30, 2001 and 2000

                  Consolidated Statements of Cash Flows--Six months ended April 30, 2001 and 2000.

                  Consolidated Statements of Stockholders' Equity--Six months ended April 30, 2001 and 2000.

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

Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K.

SIGNATURES

        URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                      April 30       October 31
                                                                                                ---------------- -----------------
  ASSETS                                                                                                2001              2000
                                                                                                         ----              ----
                                                                                                 (Unaudited)
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                      $149,149          $146,851
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                      12,077            12,158
      Investment in unconsolidated joint venture                                                          8,673             9,167
      Mortgage notes receivable                                                                           2,323             2,379
                                                                                                          -----             -----
                                                                                                        172,222           170,555

  Cash and cash equivalents                                                                               2,162             1,952
  Interest and rent receivable                                                                            4,075             3,853
  Deferred charges, net of accumulated amortization                                                       3,270             2,824
  Other assets                                                                                            2,435             1,916
                                                                                                          -----             -----
                                                                                                       $184,164          $181,100
                                                                                                       ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Bank loans                                                                                        $ 3,000            $    -
      Mortgage notes payable                                                                             51,547            51,903
      Accounts payable and accrued expenses                                                               2,345             1,222
      Deferred officers' compensation                                                                       165               102
      Other liabilities                                                                                   2,001             2,090
                                                                                                          -----             -----
                                                                                                         59,058            55,317
                                                                                                         ------            ------

  Minority Interests                                                                                      4,127             5,140
                                                                                                          -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100
      per share); 350,000 shares issued and outstanding in 2001 and 2000                                 33,462            33,462
                                                                                                         ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                             -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      6,234,396 and 5,557,387 issued and outstanding shares in 2001 and 2000, respectively                   62                55
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      5,446,350 and 5,356,249 issued and outstanding shares in 2001 and 2000, respectively                   54                54
      Additional paid in capital                                                                        127,782           122,448
      Cumulative distributions in excess of net income                                                 (35,087)          (33,397)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                      (5,294)           (1,979)
                                                                                                        -------           -------

                                                                                                         87,517            87,181
                                                                                                         ------            ------
                                                                                                       $184,164          $181,100
                                                                                                       ========          ========


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                                                                  Six Months Ended              Three Months Ended
                                                                                      April 30                        April 30
                                                                                 -------------------          --------------------

                                                                                 2001           2000          2001            2000
                                                                                 ----           ----          ----            ----
Revenues:
    Operating leases                                                          $16,668        $15,102        $8,540          $7,488
    Financing leases                                                                6             66             -              29
    Interest and other                                                            317            297           174             165
    Equity in income of unconsolidated joint venture                              (8)            212          (12)             183
                                                                                -----            ---          ----             ---
                                                                               16,983         15,677         8,702           7,865
                                                                               ------         ------         -----           -----
Operating Expenses:
    Property expenses                                                           5,583          4,994         2,771           2,531
    Interest                                                                    2,146          2,121         1,086           1,006
    Depreciation and amortization                                               3,342          3,078         1,714           1,568
    General and administrative expenses                                         1,404          1,380           709             608
    Directors' fees and expenses                                                   74             90            33              38
                                                                                   --             --            --              --
                                                                               12,549         11,663         6,313           5,751
                                                                               ------         ------         -----           -----

Operating  Income before Minority Interests                                     4,434          4,014         2,389           2,114

Minority Interests in Results of Consolidated Joint Ventures                      226            225           113             112
                                                                                  ---            ---           ---             ---

Operating Income                                                                4,208          3,789         2,276           2,002
   Gains on Sales of Real Estate Investments                                        -          1,065             -           1,065
                                                                                    -          -----             -           -----

Net Income                                                                      4,208          4,854         2,276           3,067

   Preferred Stock Dividends                                                    1,573          1,573           787             787
                                                                                -----          -----           ---             ---

Net Income Applicable to Common and  Class A Common Stockholders               $2,635         $3,281        $1,489          $2,280
                                                                               ======         ======        ======          ======

Basic Earnings Per Share:
Common                                                                           $.23           $.30          $.13            $.21
                                                                                 ====           ====          ====            ====
Class A Common                                                                   $.25           $.33          $.14            $.23
                                                                                 ====           ====          ====            ====

Weighted Average Number of Shares Outstanding:
Common                                                                          5,761          5,349         5,990           5,361
                                                                                =====          =====         =====           =====
Class A Common                                                                  5,184          5,054         5,198           5,074
                                                                                =====          =====         =====           =====

Diluted Earnings Per Share:
Common                                                                           $.23           $.30          $.12            $.20
                                                                                 ====           ====          ====            ====
Class A Common                                                                   $.25           $.33          $.14            $.23
                                                                                 ====           ====          ====            ====

Weighted Average Number of Shares Outstanding:
Common and Common Equivalent                                                    5,887          5,422         6,143           5,432
                                                                                =====          =====         =====           =====
Class A Common and Class A Common Equivalent                                    5,622          5,517         5,593           5,535
                                                                                =====          =====         =====           =====



       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)

                                                                                                       Six Months Ended April 30,

                                                                                                         2001               2000
                                                                                                         ----               ----
      Operating Activities:
      Net income                                                                                       $4,208             $4,854
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                                 3,342              3,078
          Compensation expense relating to  restricted stock                                              374                305
          Recovery of investment in properties owned
             subject to financing leases                                                                  291                674
          Equity in income of unconsolidated joint venture                                                  8              (212)
          Gains on sales of real estate investments                                                         -            (1,065)
          (Increase) in interest and rent receivable                                                    (223)              (536)
          Increase in accounts payable and accrued expenses                                             1,124                638
          (Increase) in other assets and other liabilities, net                                         (414)              (991)
                                                                                                        -----              -----
          Net Cash Provided by Operating Activities                                                     8,710              6,745
                                                                                                        -----              -----

      Investing Activities:
          Acquisition of minority interest                                                            (1,013)                  -
          Deposits on acquisitions                                                                      (150)                  -
          Improvements to properties and deferred charges                                             (6,277)            (1,046)
          Investment in unconsolidated joint venture                                                    (264)              (228)
          Distributions received from unconsolidated joint venture                                        750                700
          Payments received on mortgage notes receivable                                                   56                 59
          Net proceeds from sales of properties                                                             -              1,620
                                                                                                            -              -----
          Net Cash (Used in) Provided by Investing Activities                                         (6,898)              1,105
                                                                                                      -------              -----

      Financing Activities:
          Sales of additional Common and Class A Common shares                                          1,652              1,311
          Payments on mortgage notes payable and bank loans                                           (2,306)            (7,522)
          Proceeds from mortgage notes payable and bank loans                                           4,950              6,500
          Dividends paid on Common and Class A Common shares                                          (4,325)            (3,860)
          Dividends paid on Preferred Stock                                                           (1,573)            (1,573)
          Purchases of Common and Class A Common shares                                                     -            (1,488)
                                                                                                            -            -------

          Net Cash (Used in) Financing Activities                                                     (1,602)            (6,632)
                                                                                                      -------            -------

      Net Increase In Cash and Cash Equivalents                                                           210              1,218
      Cash and Cash Equivalents at Beginning of Period                                                  1,952              2,758
                                                                                                        -----              -----

      Cash and Cash Equivalents at End of Period                                                       $2,162             $3,976
                                                                                                       ======             ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except shares and per share data)

                                                                                                   Unamortized
                                                                                                    Restricted
                                       Common Stock   Class A Common Stock            (Cumulative        Stock
                                     Outstanding        Outstanding       Additional  Distributions Compensation &
                                      Number of  Par     Number of     Par   Paid In  In Excess of  Officer Notes
                                       Shares   Value      Shares     Value   Capital  Net Income)  Receivable    Total
                                       ------   -----      ------     -----   -------  -----------  ----------    -----



Balances - October 31, 1999            5,531,845    $55   5,184,039    $52      $120,964  $(31,127) $(1,907)    $88,037
Net Income Applicable to Common and
Class A Common stockholders                    -      -           -       -            -     3,281         -      3,281
Cash dividends paid :
  Common Stock ($.35  per share)               -      -           -       -            -   (1,880)         -    (1,880)
  Class A Common Stock ($.39
  per share)                                   -      -           -       -            -   (1,980)         -    (1,980)
Sales of additional shares                29,400      -     123,400     1          1,159         -         -      1,160
Sales of additional shares
  under dividend reinvestment plan         9,720      -       9,972       -          152         -         -        152
Shares issued under restricted stock      47,500      1      47,500     1            688         -     (690)          -
plan
Amortization of restricted stock
  compensation                               -       -           -       -            -          -       305        305
Purchases of shares                     (80,200)    (1)   (121,700)    (2)       (1,485)         -         -      (1,488)
                                        --------    ---   ---------    ---       -------         --      ---     -------
 Balances - April 30, 2000             5,538,265    $55   5,243,211    $52      $121,478  $(31,706) $(2,292)    $87,587
                                       =========    ===   =========    ===      ========  ========= ========    =======

Balances - October 31, 2000            5,557,387    $55   5,356,249    $54      $122,448  $(33,397) $(1,979)    $87,181
Net Income Applicable to Common and
Class A Common stockholders                    -      -           -       -            -     2,635         -      2,635
Cash dividends paid :
  Common Stock ($.36  per share)               -      -           -       -            -   (2,199)         -    (2,199)
  Class A Common Stock ($.40 per share)        -      -           -       -            -   (2,126)         -    (2,126)
Sales of additional shares               200,000      2       5,000       -        1,433         -         -      1,435
Sales of additional shares
  under dividend reinvestment plan        10,009      -      12,242       -          172         -         -        172
Shares issued under restricted stock plan 48,000      -      48,000       -          686         -     (686)          -
Shares issued upon exercise of
  stock options                          419,000      5      24,859       -        3,043         -         -      3,048
Amortization of restricted stock
  compensation                                 -      -           -       -            -         -       374        374
Note from officer for purchase of
common shares under stock option plan          -      -           -       -            -         -    (3,003)    (3,003)
                                       ---------    ---   ---------    ----     --------   -------  --------    -------
Balances - April 30, 2001              6,234,396    $62   5,446,350    $54      $127,782  $(35,087) $(5,294)    $87,517
                                       =========    ===   =========    ===      ========  ========= ========    =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc., (the "Company") is a Maryland corporation that has qualified as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. A REIT, among other things, that distributes at least 95% of its real estate trust taxable income will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies and intends to continue to qualify as a REIT. The Company is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of April 30, 2001, the Company owned 22 properties containing a total of 3.2 million gross leasable square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Income Recognition

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101, among other things, provides guidance on lessors' accounting for contingent rent. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                          Six Months Ended        Three Months Ended
                                                                                               April 30,               April 30,
                                                                                            2001        2000        2001        2000
                                                                                            ----        ----        ----        ----
Numerator
Net income  applicable to Common stockholders - basic                                     $1,318      $1,597        $758      $1,110
Effect of dilutive securities:
  Operating partnership units                                                                 14           4           1        (10)
                                                                                          ------      ------        ----      ------
Net income applicable to Common Stockholders - diluted                                    $1,332      $1,601        $759      $1,100
                                                                                          ======      ======        ====      ======

Denominator
Denominator for basic EPS-weighted average Common shares                                   5,761       5,349       5,990       5,361
Effect of dilutive securities:
  Stock options and awards                                                                   126          73         153          71
                                                                                             ---          --         ---          --
Denominator for diluted EPS - weighted average Common equivalent shares                    5,887       5,422       6,143       5,432
                                                                                           =====       =====       =====       =====

Numerator
Net income applicable to Class A Common stockholders - basic                              $1,317      $1,684        $731      $1,170
Effect of dilutive securities:
Operating partnership units                                                                  110         134          54          78
                                                                                          ------      ------        ----      ------
Net income applicable to Class A Common stockholders - diluted                            $1,427      $1,818        $785      $1,248
                                                                                          ======      ======        ====      ======

Denominator
Denominator for basic EPS - weighted average Class A Common shares                         5,184       5,054       5,198       5,074
Effect of dilutive securities:
  Stock options and awards                                                                   112          80         140          78
  Operating partnership units                                                                326         383         255         383
                                                                                           -----       -----       -----       -----
Denominator for diluted EPS - weighted average Class A Common equivalent shares            5,622       5,517       5,593       5,535
                                                                                           =====       =====       =====       =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the six month and three month periods ended April 30, 2001 and 2000 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

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

2.       PROPERTIES AVAILABLE FOR SALE


On February 28, 2001, the Company sold its tire distribution facility comprising 476,000 square feet to the property's sole tenant for $100,000, an amount which equaled the property's net book carrying amount at the date of sale. The property was sold pursuant to a purchase option contained in the tenant's lease on the property.

3.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

During the first quarter, the Company repaid a mortgage note payable in the outstanding principal amount of $1,950,000 which was secured by the BiCounty Shopping Center in Farmingdale, New York. The mortgage matured in January 2001. The mortgage was repaid from proceeds advanced under the Company's outstanding $20 million secured revolving credit loan. At April 30, 2001, the Company had outstanding borrowings of $13.8 million outstanding under the secured revolving credit line. Outstanding borrowings bear interest at an average annual rate of 6.68%.

The Company also has an unsecured line of credit arrangement with a bank which was increased to $15 million from $10 million in December 2000. In January, 2001, the Company borrowed $3 million under such line of credit. The line of credit expires in fiscal 2002 and outstanding borrowings bear interest at LIBOR + 2.5%. Any further extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Interest on outstanding borrowings on the unsecured line of credit bear interest at an average annual rate of 7.94%.

In May 2001, the Company borrowed an additional $2.5 million under the unsecured line of credit. The proceeds were used to fund Tenant improvement costs.

4.       MINORITY INTERESTS

The Company is the general partner in Scarborough Associates LP, a consolidated joint venture that owns the Arcadian Shopping Center in Briarcliff, New York. In a prior year, the limited partners contributed the property in exchange for operating partnership units (OPU's) of Scarborough Associates LP. The OPU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock or cash, at the option of the Company after a certain period of years or upon the occurrence of certain events. In February 2001, the Company redeemed 127,548 OPU's for approximately $1.0 million, an amount equal to the stated Unit Price, as defined in the partnership agreement. The limited partners interest in the partnership is reflected in the accompanying consolidated financial statements as Minority Interest.

5.       STOCKHOLDER'S EQUITY

On January 5, 2001, the Company sold 200,000 shares of Common Stock and 5,000 shares of Class A Common Stock for total cash proceeds of $1.435 million in a private placement with two entities controlled by an officer of the Company.

In January 2001, an officer of the Company exercised certain non-qualified stock options to purchase 419,000 shares of Common Stock and 19,000 shares of Class A Common Stock at various exercise prices ranging from $6.81 per share to $7.71per share. The officer signed a promissory note in the amount of $3,003,000 to the Company to purchase the shares. The promissory note bears interest at a fixed rate of 6.9%, is due in 2011 and is secured by the shares issued upon exercise of the stock options. The note is shown as a reduction in stockholders equity as "notes receivable from officers/stockholders". The exercise of the stock options and the issuance of the note receivable from officer represent non cash financing activities and are therefore not included in the accompanying 2001 Consolidated Statement of Cash Flows.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees and directors of the Company. The Plan, as amended, allows for restricted stock awards of up 350,000 shares each of Class A Common stock and Common stock. During the six months ended April 30, 2001, the Company awarded 48,000 shares each of Class A Common stock and Common stock (47,500 shares each of Class A Common stock and Common stock in fiscal
2000) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholder's equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

6.       SEGMENT REPORTING

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the six month and three month periods ended April 30, 2001 and 2000. Non-segment assets include cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments. The accounting policies of the segments are the same as those described in Note1. (In thousands)

                                           All Equity         Mortgage            Non
    Three Months Ended April 30,           Properties          Loans            Segment          Total
-----------------------------------------------------------------------------------------------------------
                2001
Total Revenues                                 $  8,547          $   74            $   81        $  8,702
                                               =========        =======           =======        ========
Net Operating Income                           $  5,663          $   74            $   81        $  5,818
                                               =========        =======           =======        ========
Total Assets                                  $ 181,229        $  2,323            $  612       $ 184,164
                                              ==========      =========           =======       =========

                2000
Total Revenues                                 $  7,700          $   95            $   70        $  7,865
                                               =========        =======            =======       ========
Net Operating Income                           $  5,056          $   95            $   70        $  5,221
                                               =========        =======            =======       ========
Total Assets                                  $ 175,317        $  4,741           $ 2,748       $ 182,806
                                              ==========       =========          ========      =========

                                           All Equity         Mortgage            Non
     Six Months Ended April 30,            Properties          Loans            Segment          Total
-----------------------------------------------------------------------------------------------------------
                2001
Total Revenues                                 $ 16,700         $   155            $  128        $ 16,983
                                               =========        ========           =======       ========
Net Operating Income                           $ 10,891         $   155            $  128        $ 11,174
                                               =========        ========            =======      ========
Total Assets                                  $ 181,229        $  2,323            $  612       $ 184,164
                                              ==========       =========           =======      =========

                2000
Total Revenues                                 $ 15,380         $   180            $  117        $ 15,677
                                               =========        ========           =======       ========
Net Operating Income                           $ 10,161         $   180            $  117        $ 10,458
                                               =========        ========           =======       ========
Total Assets                                  $ 175,317        $  4,741           $ 2,748       $ 182,806
                                              ==========       =========          ========      =========

The reconciliation to net income for the combined segments and for the Company is as follows:

                                                                     Six Months                     Three Months
                                                                    Ended April 30,                 Ended April 30,
                                                                2001             2000            2001             2000
                                                               -----            -----           -----             ----

Net operating income from reportable segments                   $ 11,174         $ 10,458        $  5,818        $  5,221
                                                               ---------         ---------      ---------        --------

Additions:
    Gain on sale of real estate                                         -           1,065              -            1,065
                                                                      ---           -----             ---           -----
Total Additions                                                         -           1,065              -            1,065

Deductions:
     Interest Expense                                              2,146            2,121            1,086           1,006
     Depreciation and amortization                                 3,342            3,078            1,714           1,568
     General and administrative expenses                           1,478            1,470              742             645
                                                                   -----            -----             ----            ----
Total Deductions                                                   6,966            6,669            3,542           3,219
                                                                   -----            -----            -----           -----

Net Income                                                          4,208            4,854           2,276           3,067
    Preferred Stock Dividends                                      (1,573)          (1,573)           (787)           (787)
Net Income applicable to Common and Class A                        ------            -----           -----           -----
     Common Stockholders                                         $  2,635          $ 3,281        $  1,489        $  2,280
                                                                 =========        ========        =========        ========

7.       SUBSEQUENT EVENT AND COMMITMENT

Countryside Square Limited Partnership, an unconsolidated joint venture in which the Company is the general partner, has contracted to sell the Countryside Square shopping center, which is owned by the partnership, for $16.0 million. The Company will record its proportionate share of the gain upon the sale of the property and dissolution of the joint venture.

In November 2000, the Company entered into a Purchase Agreement to acquire an office property in Greenwich, Connecticut (the "Property") for a purchase price of $2,375,000. In May 2001, pursuant to the safe harbor provisions for reverse like-kind exchange requirements necessary to qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code, the Property was conveyed to a sole member limited liability company controlled by an unrelated title insurance company (the "LLC") until such time as the Company completes the sale of one of its currently owned properties (the "Relinquished Property"). The Company assigned its interest in the Purchase Agreement to the LLC. Pursuant to an Exchange Agreement between the Company and the LLC (the "Exchange Agreement"), the LLC acts as the accommodation titleholder, as defined, of the Property. The Exchange Agreement, provides among other things, for the Company to loan the net purchase price of the Property to the LLC to complete the purchase of the Property. The loan, in the amount of $2,325,979, is secured by a mortgage on the Property. The loan is payable monthly with interest only at 9% per annum and is due on November 4, 2001. The LLC has net leased the Property to the Company for lease payments equal to the debt service due on the mortgage each month. The Exchange Agreement also provides that on the earlier of the closing of the sale of the Relinquished Property or November 4, 2001, and at the election of the Company, the sole member of the LLC will either assign its interest in the LLC to the Company or convey the Property directly to the Company.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," or "project" rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition opportunities and (vi) increases in operating costs. Accordingly , there is no assurance that the Company's expectations will be realized.

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

At April 30, 2001, the Company had cash and cash equivalents of $2.1 million compared to $2.0 million at October 31 2000. The Company also has a $20 million secured revolving credit facility with a bank which expires in fiscal 2005. The facility is secured by first mortgage liens on two retail properties having a net book value of $28.9 million. The Company also has a $15 million unsecured line of credit with the same bank which expires in fiscal 2002. The credit lines are available to finance the acquisition, management or development of commercial real estate, refinance indebtness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. In January 2001, the Company utilized proceeds from the secured revolving credit line to repay a mortgage note payable in the outstanding amount of $1.95 million which matured. At April 30, 2001, long-term debt consists of mortgage notes payable totaling $51.5 million including borrowings of $13.8 million outstanding under the secured revolving credit facility. The Company also had $3 million outstanding on the unsecured credit line at April 30, 2001. Borrowings from the unsecured credit line in fiscal 2001were used to fund tenant improvement costs. In May, 2001, the Company borrowed an additional $2.5 million from the unsecured credit line to finance the acquisitions of real property.

During fiscal 2001, the Company completed the sale of additional shares of Common Stock and Class A Common Stock in a private placement issue with two entities controlled by an officer of the Company. The Company realized $1.435 million in cash proceeds from the equity offering.

The Company is the sole general partner in a consolidated joint venture that owns the Arcadian Shopping Center in Briarcliff, New York. In a prior year, the limited partners contributed the property in exchange for operating partnership units (OPU's) in the venture. The OPU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock or cash, at the option of the Company after a certain period of years or upon the occurrence of certain events. In February 2001, pursuant to notice from a limited partner, the Company redeemed for cash 127,548 OPU's for $1.1 million.

In a prior year, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The non-core properties comprise all of the Company's distribution and service facilities, and certain of its office and retail properties and undeveloped land located outside of the Northeast region of the United States. In February 2001, pursuant to the terms of its lease, Firestone, Inc., a tenant at the property, exercised an option to purchase the Company's tire distribution facility in Albany, Georgia at a price of $100,000, an amount which equaled the property's net book carrying amount.

Countryside Square Limited Partnership, an unconsolidated joint venture in which the Company is the sole general partner, has contracted to sell the Countryside Square Shopping Center in Clearwater, Florida for proceeds of $16 million. Upon closing, the transaction will result in a gain to the joint venture and ultimately to the Company.

The Company expects to make real estate investments periodically. The Company also invests in its existing properties and, during the first half of fiscal 2001, spent approximately $6.3 million to complete tenant improvements and related tenant allowances in connection with the Company's recent leasing activities. The Company expects to spend approximately $4.0 million to complete its leasing related costs in the second half of fiscal 2001.

Funds from Operations

The Company considers Funds From Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with generally accepted accounting principles (GAAP)) plus depreciation and amortization excluding gains (or losses) from sales of property and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the current NAREIT guidelines for the six month periods ended April 30, 2001 and 2000 (amounts in thousands):


                                                                                         Six months ended April 30
                                                                                              2001            2000
                                                                                              ----            ----
Net Income Applicable to Common and Class A Common Stockholders                             $2,635          $3,281

Plus:   Real property depreciation                                                           2,183           2,140
        Amortization of tenant improvements and tenant allowances                              859             595
        Amortization of deferred leasing costs                                                 290             281
        Recoveries of investments in properties subject to finance leases                       91             483
        Adjustments for unconsolidated joint venture                                           319             198

Less:  Gains on sales of real estate investments                                                 -         (1,065)
                                                                                                 -         -------

Funds from Operations                                                                       $6,377          $5,913
                                                                                            ======          ======


Results of Operations

Revenues

Revenues from operating leases increased 14% to $8.5 million for the three months ended April 30, 2001, as compared with $7.5 million for the corresponding three month period in fiscal 2000. For the six months ended April 30, 2001 revenues from rental properties increased 10.4% to $16.7 million as compared with $15.1 million in the corresponding six month period in fiscal 2000. The increase in operating lease revenues results from, among other things, new leasing of previously vacant space, higher tenant base rent renewal rates at certain of the Company's properties, higher recoveries of property operating, real estate taxes and other recoverable costs and the reclassification of rents received from properties previously accounted for under the finance lease method of accounting (see below).

Revenues from direct financing leases decreased in the six month and three month periods ended April 30, 2001 as compared to the corresponding periods in fiscal 2000 as the initial terms of the related leases expired. Three of the Company's properties were accounted for under direct finance lease method in accordance with the provisions of FAS Statement # 13 "Accounting for Leases". One of the properties was sold to its sole tenant who exercised a purchase option contained in the lease upon expiration of the lease. Leases for the remaining two properties were negotiated and renewed with each of the respective property's tenants. The new leases are accounted for as operating leases. Revenues from operating leases increased by $379,000 and $233,000 in the six-month and three-month periods ended April 30, 2001 as compared to the corresponding periods in fiscal 2000 as a result of the reclassification of rents received from these properties.

The Company's core properties contain more than 1.7 million square feet of gross leasable area and were 96% leased in the aggregate at April 30, 2001, unchanged from the end of the last fiscal year. The Company leased or renewed 171,000 square feet of gross leaseable area in the first six months of fiscal 2001 compared to 109,000 square feet of space in the comparable period a year ago.

Expenses

Total expenses, including depreciation and amortization, increased 9.8% to $6.3 million in the second quarter of fiscal 2001 compared to $5.8 million in the same period last year. For the six months ended April 30, 2001 total expenses increased 7.5% to $12.5 million from $11.7 million for the comparable period in fiscal 2000. The largest expense category is Property Expenses of the real estate properties. The increase in property expenses resulted principally from increased snow removal expenses and higher property taxes at certain of the Company's core properties in fiscal 2001.

Interest expense increased in the six month and three month period ended April 30, 2001 from borrowings on the Company's unsecured and secured revolving credit lines. The increases were offset from lower interest costs on refinanced bank loans totaling $6.5 million in fiscal 2000.

Depreciation and amortization increased in the six month and three month periods ended April 30, 2001 from approximately $13 million of capital improvements, tenant allowances and deferred leasing costs during fiscal 2000 and the first six months of fiscal 2001 and from properties acquired in fiscal 2000.

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

As of April 30, 2001, the Company had approximately $16.8 million of variable rate debt outstanding under its secured and unsecured lines of credit arrangements. The interest rate risk related to the secured line of credit can be mitigated by electing a fixed rate interest option at any time prior to the last year of the credit agreement which expires in 2005. During the six month periods ended April 30, 2001 and 2000, the average variable rate indebtedness outstanding during such periods had combined weighted average interest rates of 8.2% and 7.6% respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by approximately $74,000 and $62,000 in the six month and approximately $42,000 and $30,000 in the three month periods ended 2001 and 2000, respectively.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of April 30, 2001 the Company had no other material exposure to market risk.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                   In connection with the Annual Meeting of Stockholders held on March 14, 2001, stockholders were asked to vote with respect to the election of three Directors (Class I) to serve for three years.

                   A total of 5,892,524 votes were cast regarding the election of Directors as follows:

                  Director                                    For               Withheld
                  Willing L. Biddle                           5,833,512         59,012
                  E. Virgil Conway                            5,830,363         62,161
                  Charles D. Urstadt                          5,833,549         58,975

Item 6.           Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                  There were no reports on Form 8-K filed with the Securities and Exchange Commission during the Registrant's fiscal quarter ended April 30, 2001.

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

                                                 URSTADT BIDDLE PROPERTIES INC.
                                                 ------------------------------
                                                  (Registrant)

                                                 By /s/ Charles J. Urstadt

                                                 Charles J. Urstadt
                                                 Chairman and
                                                 Chief Executive Officer

                                                 By: /s/ James R. Moore

                                                 James R. Moore
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
Dated: June 14, 2001                          and Principal Accounting Officer)