Form 10-Q
period 2001-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2001-09-14
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended July 31,2001                   Commission File Number 1-12803
                  ------------                                          -------

                         URSTADT BIDDLE PROPERTIES INC.
                         ------------------------------
               (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                              04-2458042
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

321 RAILROAD AVENUE, GREENWICH, CT                                       06830
-----------------------------------                                     --------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 6,238,750 Common Shares, par value $.01 per share and 5,451,955 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X  NO
                                       ---
THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 19 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 19 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--July 31,2001 and October 31, 2000.

             Consolidated Statements of Income--Three months ended July 31, 2001 and 2000; Nine months ended July 31, 2001 and 2000.

             Consolidated Statements of Cash Flows--Nine months ended July 31, 2001 and 2000.

             Consolidated Statements of Stockholders' Equity--Nine months ended July 31, 2001 and 2000.

             Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION
---------------------------


Item 1.           Legal  Proceedings

Item 6.           Exhibits and Reports on Form 8-K



SIGNATURES
----------



       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)
                                                                                                  July 31         October 31
                                                                                                ---------------- -----------------
  ASSETS                                                                                             2001              2000
                                                                                                     ----              ----
                                                                                                  (unaudited)
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                      $159,717          $146,851
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                      11,099            12,158
      Properties held for sale                                                                              746                 -
      Investment in unconsolidated joint venture                                                          8,537             9,167
      Mortgage notes receivable                                                                           2,321             2,379
                                                                                                          -----             -----
                                                                                                        182,420           170,555

  Cash and cash equivalents                                                                               2,779             1,952
  Interest and rent receivable, net                                                                       5,185             3,853
  Deferred charges, net of accumulated amortization                                                       3,560             2,824
  Other assets                                                                                            2,360             1,916
                                                                                                       --------          --------
                                                                                                       $196,304          $181,100
                                                                                                       ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Unsecured revolving credit loans                                                                  $11,500            $    -
      Mortgage notes payable                                                                             54,323            51,903
      Accounts payable and accrued expenses                                                               2,608             1,222
      Deferred officers' compensation                                                                       181               102
      Other liabilities                                                                                   2,181             2,090
                                                                                                       --------          --------
                                                                                                         70,793            55,317
                                                                                                       --------          --------

  Minority Interests                                                                                      4,127             5,140
                                                                                                       --------          --------

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100  per share); 350,000 shares issued and outstanding in 2001 and 2000                           33,462            33,462
                                                                                                       --------          --------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                             -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      6,238,750 and 5,557,387 issued and outstanding shares in 2001 and 2000, respectively                   62                55
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      5,451,955 and 5,356,249 issued and outstanding shares in 2001 and 2000, respectively                   54                54
      Additional paid in capital                                                                        127,866           122,448
      Cumulative distributions in excess of net income                                                  (34,965)          (33,397)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                       (5,095)           (1,979)
                                                                                                       --------          --------

                                                                                                         87,922            87,181
                                                                                                       --------          --------
                                                                                                       $196,304          $181,100
                                                                                                       ========          ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share data)

                                                                             Nine Months Ended               Three Months Ended
                                                                                  July 31                         July 31
                                                                         -------------------------        -------------------------
                                                                             2001            2000            2001           2000
                                                                             ----            ----            ----           ----
REVENUES:
    Operating leases                                                      $25,279         $22,455          $8,611         $7,353
    Lease termination proceeds                                              1,137               -           1,137              -
    Interest and other                                                        572             605             249            242
    Equity in income of unconsolidated joint venture                         (22)             223            (14)             11
                                                                          -------         -------          ------         ------
                                                                           26,966          23,283           9,983          7,606
                                                                          -------         -------          ------         ------
OPERATING EXPENSES:
    Property expenses                                                       8,430           7,548           2,847          2,554
    Interest                                                                3,269           3,183           1,123          1,062
    Depreciation and amortization                                           5,429           4,569           2,087          1,491
    General and administrative expenses                                     1,984           1,921             580            541
    Directors' fees and expenses                                              103             125              29             34
                                                                          -------         -------          ------         ------
                                                                           19,215          17,346           6,666          5,682
                                                                          -------         -------          ------         ------

OPERATING  INCOME BEFORE MINORITY INTERESTS                                 7,751           5,937           3,317          1,924

MINORITY INTERESTS IN RESULTS OF CONSOLIDATED JOINT VENTURES                  332             338             106            113
                                                                          -------         -------          ------         ------

OPERATING INCOME                                                            7,419           5,599           3,211          1,811

GAINS ON SALES OF REAL ESTATE INVESTMENTS                                       -           1,067               -              -
                                                                          -------         -------          ------         ------

NET INCOME                                                                  7,419           6,666           3,211          1,811

   Preferred Stock Dividends                                                2,360           2,360             787            787
                                                                          -------         -------          ------         ------

NET INCOME APPLICABLE TO COMMON AND  CLASS A COMMON
STOCKHOLDERS                                                               $5,059          $4,306          $2,424         $1,024
                                                                          =======         =======          ======         ======

BASIC EARNINGS PER SHARE:
Common                                                                       $.44            $.39            $.21           $.09
                                                                          =======         =======          ======         ======
Class A Common                                                               $.48            $.44            $.23           $.10
                                                                          =======         =======          ======         ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Common                                                                      5,840           5,342           5,995          5,326
                                                                          =======         =======          ======         ======
Class A Common                                                              5,192           5,054           5,208          5,028
                                                                          =======         =======          ======         ======

DILUTED EARNINGS PER SHARE:
Common                                                                       $.43            $.39            $.20           $.09
                                                                          =======         =======          ======         ======
Class A Common                                                               $.47            $.43            $.22           $.10
                                                                          =======         =======          ======         ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Common and Common Equivalent                                                5,984           5,416           6,176          5,393
                                                                          =======         =======          ======         ======
Class A Common and Class A Common Equivalent                                5,618           5,519           5,611          5,485
                                                                          =======         =======          ======         ======


The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)

                                                                                                       Nine Months Ended
                                                                                                            July 31,
                                                                                                    -------------------------
                                                                                                    2001                 2000
                                                                                                    ----                 ----
OPERATING ACTIVITIES:
Net income                                                                                        $7,419               $6,666
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                                  5,429                4,569
    Compensation expense relating to issuance of grants of restricted stock                          573                  465
    Recovery of investment in properties owned subject to financing leases                           191                1,024
    Equity in loss (income) of unconsolidated joint venture                                           22                 (223)
    Gains on sales of real estate investments                                                          -               (1,067)
    (Increase) in interest and rent receivable                                                    (1,332)                (293)
     Increase (decrease) in accounts payable and accrued expenses                                  1,386                 (348)
    (Increase) in other assets and other liabilities, net                                           (303)                (679)
                                                                                                --------              -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     13,385               10,114
                                                                                                --------              -------

INVESTING ACTIVITIES:
    Acquisition of minority interest                                                              (1,013)                   -
    Acquisitions of properties                                                                    (5,606)                   -
    Deposits on acquisitions                                                                           -                 (100)
    Improvements to properties and deferred charges                                               (9,222)              (3,728)
    Investment in unconsolidated joint venture                                                      (392)                (366)
    Distributions received from unconsolidated joint venture                                       1,000                1,200
    Payments received on mortgage notes receivable                                                    58                  101
    Net proceed from sales of properties                                                             100                3,921
                                                                                                --------              -------

    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                          (15,075)               1,028
                                                                                                --------              -------

FINANCING ACTIVITIES:
    Sales of additional Common and Class A Common shares                                           1,736                1,387
    Payments on mortgage notes payable and bank loans                                             (6,682)              (7,662)
    Proceeds from mortgage notes payable and bank loans                                           16,450                6,500
    Dividends paid - Common and Class A Common shares                                             (6,627)              (5,783)
    Dividends paid - Preferred Stock                                                              (2,360)              (2,360)
    Purchases of Common and Class A Common shares                                                      -               (1,929)
                                                                                                --------              -------

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            2,517               (9,847)
                                                                                                --------              -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            827                1,295
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   1,952                2,758
                                                                                                --------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $2,779               $4,053
                                                                                                ========              =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)


                                                                                                       Unamortized
                                            Common Stock     Class A Common Stock                       Restricted
                                            ------------     --------------------         (Cumulative        Stock
                                        Outstanding       Outstanding        Additional Distributions Compensation
                                          Number of    Par  Number of    Par    Paid In  In Excess of    and Notes
                                             Shares  Value     Shares  Value    Capital   Net Income)   Receivable        Total
                                             ------  -----     ------  -----    -------   -----------    ----------        -----
BALANCES - OCTOBER 31, 1999               5,531,845    $55  5,184,039    $52   $120,964     $(31,127)      $(1,907)      $88,037
Net Income Applicable to Common  and
Class A Common stockholders                       -      -          -      -          -        4,306             -         4,306
Cash dividends paid :
  Common Stock ($.525  per share)                 -      -          -      -          -       (2,818)            -        (2,818)
 Class A Common Stock ($.585per share)            -      -          -      -          -       (2,965)            -        (2,965)
Sales of shares                              29,400      -    123,400      1      1,159            -             -         1,160
Sales of shares under dividend               15,987      -     16,266      -        227            -             -           227
reinvestment plan
Shares issued under restricted stock         48,375      1     48,375      1        700            -          (702)            -
plan
Amortization of restricted stock                  -      -          -      -          -            -           465           465
compensation
Purchases of Common and Class A
  Common shares                            (108,600)    (1)  (154,600)    (2)    (1,926)           -             -        (1,929)
                                          ---------    ---  ---------    ---    -------     --------       -------       -------
BALANCES - JULY 31, 2000                  5,517,007    $55  5,217,480    $52   $121,124     $(32,604)      $(2,144)      $86,483
                                          =========    ===  =========    ===   ========     =========      ========      =======

BALANCES - OCTOBER 31, 2000               5,557,387    $55  5,356,249    $54   $122,448     $(33,397)      $(1,979)      $87,181
Net Income Applicable to Common  and
Class A Common stockholders                       -      -          -      -          -        5,059             -         5,059
Cash dividends paid :
  Common Stock ($.54  per share)                  -      -          -      -          -       (3,364)            -        (3,364)
 Class A Common Stock ($.60 per share)            -      -          -      -          -       (3,263)            -        (3,263)
Sales of shares                             200,000      2      5,000      -      1,433            -             -         1,435
Sales of shares under dividend               14,363      -     17,847      -        256            -             -           256
reinvestment plan
Shares issued under restricted stock         48,000      -     48,000      -        686            -          (686)            -
plan
Exercise of stock options                   419,000      5     24,859      -      3,043            -             -         3,048
Amortization of restricted stock                  -      -          -      -          -            -           573           573
compensation
Note from officer from exercise of                                                                          (3,003)       (3,003)
stock options
                                          ---------    ---  ---------    ---   --------     ---------      -------       -------
BALANCES - JULY 31, 2001                  6,238,750    $62  5,451,955    $54   $127,866     $(34,965)      $(5,095)      $87,922
                                          =========    ===  =========    ===   ========     =========      ========      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business
--------

Urstadt Biddle Properties Inc., (the "Company") is a Maryland corporation that has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. A REIT, among other things, that distributes at least 95% (90% for taxable years beginning on or after January 1, 2001) of its REIT taxable income will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies and intends to continue to qualify as a REIT. The Company is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of July 31, 2001, the Company owned 25 properties containing a total of 2.8 million gross leasable square feet.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The Company's investment in an unconsolidated joint venture in which it does not exercise control is accounted for by the equity method of accounting. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine-month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Income Recognition
------------------

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

Earnings Per Share
------------------

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                               Nine Months           Three Months
                                                                                                July 31,               July 31,
                                                                                          -------------------     ------------------
                                                                                            2001        2000        2001        2000
                                                                                            ----        ----        ----        ----
NUMERATOR
Net income  applicable to Common stockholders - basic                                     $2,546      $2,099      $1,233        $499
Effect of dilutive securities:
  Operating partnership units                                                                 13          14         (5)          13
                                                                                          ------      ------      ------      ------
Net income applicable to Common Stockholders - diluted                                    $2,559      $2,113      $1,228        $512
                                                                                          ======      ======      ======      ======

DENOMINATOR
Denominator for basic EPS-weighted average Common shares                                   5,840       5,342       5,995       5,326
Effect of dilutive securities:
  Stock options and awards                                                                   144          74         181          67
                                                                                          ------      ------      ------      ------
Denominator for diluted EPS - weighted average Common equivalent shares                    5,984       5,416       6,176       5,393
                                                                                          ======      ======      ======      ======

NUMERATOR
Net income applicable to Class A Common stockholders - basic                              $2,513      $2,207      $1,191       $ 525
Effect of dilutive securities:
Operating partnership units                                                                  155         192          50          55
                                                                                          ------      ------      ------      ------
Net income applicable to Class A Common stockholders - diluted                            $2,668      $2,399      $1,241        $580
                                                                                          ======      ======      ======      ======

DENOMINATOR
Denominator for basic EPS - weighted average Class A Common shares                         5,192       5,054       5,208       5,028
Effect of dilutive securities:
  Stock options and awards                                                                   124          82         148          74
  Operating partnership units                                                                302         383         255         383
                                                                                          ------      ------      ------      ------
Denominator for diluted EPS - weighted average Class A Common equivalent shares
                                                                                           5,618       5,519       5,611       5,485
                                                                                          ======      ======      ======      ======

The weighted average Common equivalent shares and Class A Common equivalent shares for the nine months and three months ended July 31, 2001 and 2000 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

Derivative Instruments and Hedging Activities
---------------------------------------------

The Company adopted the provisions of Financial Accounting Standards Board Statement # 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter of fiscal 2001. The statement generally requires that all derivative instruments be reflected in the financial statements at their estimated fair value. The Company does not generally enter into derivative contracts for either investment or hedging purposes and accordingly there was no effect on the Company's financial position or results of operations as a result of the adoption of this statement.

2.       PROPERTIES OWNED

During fiscal 2001, the Company entered into separate Purchase Agreements to acquire an office property in Greenwich, Connecticut and a shopping center in Briarcliff Manor, New York (the "Properties") for purchase prices of $2,330,000 and $7,167,000, respectively. Pursuant to the safe harbor provisions for tax-deferred reverse like-kind exchanges under Section 1031 of the Internal Revenue Code, the Properties were conveyed to single member limited liability companies controlled by unrelated title insurance companies (the "LLCs") until such time as the Company completes the sale of one or more of its currently owned properties (the "Relinquished Properties"). Pursuant to certain Exchange Agreements between the Company and the LLCs (the "Exchange Agreements"), the Company loaned the net purchase prices of the respective Properties to the LLCs to complete the purchase of the Properties. The loans which total $5,622,000 are secured by mortgages on the Properties. The loans are payable monthly with interest at interest rates of 8% and 9% per annum and are due six months from the dates of the assignment of the Purchase Agreements. The LLCs have net leased the Properties to the Company for lease payments equal to the debt service due on the mortgage each month. The Exchange Agreements also provide that on the earlier of the closing of the sale of the Relinquished Properties or six months from the date of the assignment of the Purchase Agreements, and at the election of the Company, the LLCs will either assign their interests in the LLCs to the Company or convey the Properties directly to the Company in satisfaction of the loans.

In connection with the acquisition of the shopping center property, the Company assumed a first mortgage of $4.2 million. The assumption of the first mortgage represents a non-cash investing activity and is therefore not included in the accompanying 2001 consolidated statement of cash flows.

As the Company has effectively all the risks and rewards of ownership, the net leases and mortgage loans with the LLCs referred to above have been given no accounting recognition and the transactions have been recorded as purchases of the properties. Accordingly, the properties are reflected at their respective purchase costs and are included in "Properties Owned" in the accompanying consolidated balance sheet at July 31, 2001.

The Company has entered into a settlement agreement whereby a former tenant agreed to pay $1.21 million to the Company in satisfaction of all claims against the tenant arising from the tenant's filing of a petition in bankruptcy and the tenant's rejection of its lease at one of the Company's properties. The settlement amount has been reflected in revenues in the accompanying consolidated statements of income for the three month and nine month periods ended July 31, 2001.

3.       PROPERTIES AVAILABLE FOR SALE

In fiscal 2001, the Company sold a warehouse facility to the property's sole tenant for $100,000, an amount which equaled the property's net book carrying amount at the date of sale. The property was sold pursuant to a purchase option contained in the tenant's lease on the property.

In the nine month ended period July 31, 2000, the Company sold two properties for net gains on the sales of $1,067,000.

The net operating income of the properties sold in the nine month and three month periods ended July 31, 2001 and 2000 was not material.

4.       PROPERTIES HELD FOR SALE

At July 31, 2001, properties held for sale consists of one industrial property located in Dallas, Texas. The Company is in negotiations to sell this industrial property. Properties held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the period held for sale. It is the Company's policy to classify properties available for sale as properties held for sale upon determination that such properties will be sold within one year.


5.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

During fiscal 2001, the Company repaid two mortgage notes payable totaling $6.1 million secured by two of the Company's properties which matured during the period.

The Company has a $20 million secured revolving credit loan agreement which expires in October 2005 and is secured by first mortgage liens on two properties. At July 31, 2001, the Company had borrowings of $16.8 million outstanding under this agreement. The Company also has a conditional unsecured line of credit arrangement with a bank which was increased to $20 million in June 2001. The line of credit expires in fiscal 2002 and outstanding borrowings bear interest at LIBOR + 2.5%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. At July 31, 2001, the Company had borrowings of $11.5 million outstanding and interest on outstanding borrowings currently bear interest at an average annual rate of 6.4%.


6.       MINORITY INTERESTS

The Company is the general partner in Scarborough Associates LP, a consolidated joint venture that owns the Arcadian Shopping Center in Briarcliff, New York. In a prior year, the limited partners contributed the property to the joint venture in exchange for operating partnership units (OPUs) of the joint venture. The OPUs are exchangeable into an equivalent number of shares of the Company's Class A Common Stock or cash, at the option of the Company, after a certain period of years or upon the occurrence of certain events. In February 2001, the Company redeemed 127,548 OPUs for approximately $1.0 million, which represented the Company's net book value of such OPUs as reflected in the caption "Minority Interest"in the accompanying consolidated balance sheets.

7.       STOCKHOLDERS EQUITY

In January 2001, the Company sold 200,000 shares of Common Stock and 5,000 shares of Class A Common Stock for total cash proceeds of $1.435 million in a private placement to two entities controlled by an officer of the Company.

In January 2001, an officer of the Company exercised non-qualified stock options to purchase 419,000 shares of Common Stock and 19,000 shares of Class A Common Stock at various exercise prices ranging from $6.81 per share to $7.71 per share. The officer signed a note in the amount of $3,003,000 to the Company to purchase the shares. The note bears interest at a fixed rate of 6.92%, is due in 2011 and is secured by the shares issued upon exercise of the stock options. The note is shown as a reduction in stockholders equity as "Notes receivable from officers/stockholders". The exercise of the stock options and the note receivable from officer represent non-cash financing activities and are therefore not included in the accompanying 2001 consolidated statement of cash flows.

The Company has a Restricted Stock Plan (Plan) which provides for the grant of restricted stock awards to key employees and directors of the Company. The Plan, as amended, allows for restricted stock awards of up 350,000 shares each of Class A Common Stock and Common Stock. During the nine months ended July 31, 2001, the Company awarded 48,000 shares each of Class A Common Stock and Common Stock (48,375 shares each of Class A Common Stock and Common Stock in fiscal
2000) to participants in the Plan as an incentive for future services. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

8.       SEGMENT REPORTING

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the nine month and three month periods ended July 31, 2001 and 2000. Non-segment assets include certain cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments. The accounting policies of the segments are the same as those described in Note 1. (In thousands)

                                               EQUITY     MORTGAGE     NON
THREE MONTHS ENDED JULY 31                  INVESTMENTS    LOANS     SEGMENT      TOTAL
-----------------------------------------------------------------------------------------
2001

Total Revenues                                 $  9,833   $     74   $     76   $  9,983
                                               ========   ========   ========   ========
Net Operating Income                           $  6,880   $     74   $     76   $  7,030
                                               ========   ========   ========   ========
Total Assets                                   $192,716   $  2,321   $  1,267   $196,304
                                               ========   ========   ========   ========

2000

Total Revenues                                 $  7,402   $    119   $     85   $  7,606
                                               ========   ========   ========   ========
Net Operating Income                           $  4,735   $    119   $     85   $  4,939
                                               ========   ========   ========   ========
Total Assets                                   $175,752   $  2,399   $  2,635   $180,786
                                               ========   ========   ========   ========


NINE MONTHS ENDED JULY 31,
2001
Total Revenues                                 $ 26,533   $    229   $    204   $ 26,966
                                               ========   ========   ========   ========
Net Operating Income                           $ 17,771   $    229   $    204   $ 18,204
                                               ========   ========   ========   ========
Total Assets                                   $192,716   $  2,321   $  1,267   $196,304
                                               ========   ========   ========   ========

2000

Total Revenues                                 $ 22,782   $    299   $    202   $ 23,283
                                               ========   ========   ========   ========
Net Operating Income                           $ 14,896   $    299   $    202   $ 15,397
                                               ========   ========   ========   ========
Total Assets                                   $175,752   $  2,399   $  2,635   $180,786
                                               ========   ========   ========   ========


The reconciliation to net income for the combined segments and for the Company is as follows:


                                                                        Nine Months                     Three Months
                                                                       Ended July 31,                   Ended July 31,
                                                                    ---------------------            ----------------------
                                                                     2001           2000             2001              2000
                                                                     ----           -----            -----             ----
Net operating income from reportable segments                       $18,204        $15,397           $7,030           $4,939
                                                                    -------        -------           ------           ------
Addition:
    Gains on sales of real estate investments                             -          1,067                -                -
                                                                    -------        -------           ------           ------


Deductions:
     General and administrative expenses                              2,087                             609              575
                                                                                     2,046
     Interest expense                                                 3,269                           1,123            1,062
                                                                                     3,183
     Depreciation and amortization                                    5,429          4,569            2,087            1,491
                                                                    -------        -------           ------           ------
Total Deductions                                                     10,785          9,798            3,819            3,128
                                                                    -------        -------           ------           ------

Net Income                                                            7,419          6,666            3,211            1,811

   Preferred Stock Dividends                                          2,360          2,360              787              787
                                                                    -------        -------           ------           ------
Net Income Applicable to Common
      and Class A Common Stockholders                                $5,059         $4,306           $2,424           $1,024
                                                                    =======        =======           ======           ======

9.       SUBSEQUENT EVENTS AND COMMITMENTS

Countryside Square Limited Partnership, an unconsolidated joint venture in which the Company has an interest, has contracted to sell its Countryside Square shopping center. The Company will record its proportionate share of the gain upon the closing of the sale of the property.

In August 2001, the Company received commitments from two major commercial banks totaling $11 million in first mortgage loans to be secured by five office properties in Greenwich, Connecticut and one shopping center in Carmel, New York. The loans will be for seven and ten year terms and will bear interest at a fixed rate of 2% over certain treasury rates. The transactions are expected to close in September 2001.

On August 24, 2001, the Company sold approximately 4.2 acres of undeveloped land in Denver, Colorado for $1.2 million. The Company will report a gain on the sale of the property in the fourth quarter of fiscal 2001.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms, (iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition opportunities and (vi) increases in operating costs. Accordingly, there is no assurance that the Company's expectations will be realized.

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

At July 31, 2001, the Company had cash and cash equivalents of $2.8 million compared to $2.0 million at October 31 2000. The Company also has a $20 million secured revolving credit facility with a bank which expires in fiscal 2005. The facility is secured by first mortgage liens on two retail properties having a net book value of $30.4 million. The Company also has a conditional unsecured revolving line of credit with the same bank which was increased by $5 million to $20 million in June 2001 and expires in fiscal 2002. The revolving credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured revolving credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. In fiscal 2001, the Company utilized borrowings from the secured revolving credit line to repay a $1.95 million mortgage note which matured and finance the acquisition of real property. At July 31, 2001, long-term debt consists of mortgage notes payable totaling $54.3 million, including $16.8 million outstanding under the secured revolving credit facility. The Company also had $11.5 million outstanding on the unsecured revolving credit line at July 31, 2001. Borrowings from the unsecured revolving credit line in fiscal 2001 were used to fund tenant improvement costs, repay mortgage indebtedness and finance the acquisition of real property.

During fiscal 2001, the Company sold 200,000 shares of Common Stock and 5,000 Class A Common Stock in a private placement issue with two entities controlled by an officer of the Company. The Company realized $1.435 million in cash proceeds from the equity sale.

The Company is the general partner in a consolidated joint venture that owns the Arcadian Shopping Center in Briarcliff, New York. In a prior year, the limited partners contributed the property in exchange for operating partnership units (OPU's) in the venture. The OPU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock or cash, at the option of the Company. In February 2001, the Company redeemed 127,548 OPU's for $1.0 million, an amount that equaled the Company's net book value of such OPUs.

In a prior year, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. In February 2001, a tenant at the Company's warehouse facility in Albany, Georgia , exercised an option to purchase the property at a price of $100,000, an amount which equaled the property's net book carrying amount.

In August 2001, the Company sold 4.2 acres of undeveloped land in Denver, Colorado for $1.2 million. The Company will report a gain on the sale of this property in the fourth quarter of fiscal 2001.

Countryside Square Limited Partnership, an unconsolidated joint venture in which the Company is the general partner, has contracted to sell its Countryside Square Shopping Center in Clearwater, Florida. Upon closing, the transaction will result in a gain to the joint venture and ultimately to the Company.

At July 31, 2001, the non-core properties have a net carrying value of $20,382,000 and consists of two industrial facilities, one office building, two retail properties and the 4.2 acres of undeveloped land.

The Company expects to make real estate investments periodically. In fiscal 2001, the Company acquired two properties for a total purchase price of $9.5 million. One property was acquired subject to a first mortgage loan of $4.2 million. The balance of the purchase prices were financed from available cash and bank borrowings. The Company also invests in its existing properties and, in the first nine months of fiscal 2001, spent approximately $9.2 million to complete tenant improvements and related tenant allowances in connection with the Company's core property leasing activities. The Company expects to spend approximately $3.0 million to complete its known leasing related costs over the next six months.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations (FFO) to be an appropriate supplemental financial measure of an equity REIT's operating performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (computed in accordance with generally accepted accounting principles (GAAP)) plus depreciation and amortization excluding gains (or losses) from sales of property and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the current NAREIT guidelines for the nine month periods ended July 31, 2001 and 2000 (amounts in thousands):

                                                                                              Nine months ended July 31,
                                                                                              --------------------------
                                                                                                  2001            2000
                                                                                                  ----            ----
Net Income Applicable to Common and Class A Common Stockholders                                 $5,059          $4,306

Plus:  Real property depreciation                                                                3,299           3,173
       Amortization of tenant improvements and allowances                                        1,651             899
       Amortization of deferred leasing costs                                                      464             409
       Recoveries of investments in properties subject to finance leases                            91             734
       Adjustments for unconsolidated joint venture                                                473             365
Less:  Gains on sales of real estate investments                                                     -          (1,067)
                                                                                               -------          ------

FUNDS FROM OPERATIONS                                                                          $11,037          $8,819
                                                                                               =======          ======


RESULTS OF OPERATIONS

Revenues
--------

For the nine months ended July 31, 2001 operating lease revenues increased 12.6% to $25.3 million as compared with $22.5 million in the corresponding nine month period in fiscal 2000. Revenues from operating leases increased 17.1% to $8.6 million for the three months ended July 31, 2001, as compared with $7.4 million for the corresponding three month period in fiscal 2000.The increase in operating lease revenues results from, among other things, new leasing of previously vacant space, higher tenant base rent renewal rates at certain of the Company's properties, higher recoveries of property operating, real estate taxes and other recoverable costs and the reclassification of rents received from properties previously accounted for under the direct finance lease method of accounting. Revenues from leases previously accounted for as direct finance leases increased operating rents by $656,000 and $228,000 in the nine-month and three-month periods ended July 31, 2001 as a result of the reclassification of rents received from these properties. During fiscal 2001 and 2000, three of the Company's properties were accounted for as direct finance leases in accordance with the provisions of FAS Statement # 13 "Accounting for Leases". Direct financing leases are carried on the balance sheet at the aggregate minimum lease payments to be received over the terms of the leases, plus an estimated residual value, less unearned income. The income component of rental payments received, which is based upon the interest rate implicit in the lease, is reflected as financing lease revenues and the remaining portion of the rent is reflected as a recovery of the financing lease asset. In fiscal 2001, one of the properties accounted for as direct finance leases was sold. The initial lease terms for the remaining two properties expired in fiscal 2001. The leases were renegotiated and are accounted for as operating leases under FAS Statement # 13.

The Company entered into a settlement with a former tenant in bankruptcy, whereby the former tenant paid $1.21 million in satisfaction of the Company's claims against the tenant arising from the tenant's filing a petition in bankruptcy and rejection of its lease at one of the Company's properties. The settlement has been reflected in revenues in the accompanying consolidated statements of income for the three month and nine month periods ended July 31, 2001.

The Company's core properties contain more than 1.8 million square feet of gross leasable area and were 97% leased at July 31, 2001. The Company leased or renewed 179,000 square feet of gross leaseable area ("GLA") in the first nine months of fiscal 2001 compared to 235,000 square feet of space of GLA in the comparable period a year ago.

Expenses
--------

For the nine months ended July 31, 2001 total expenses increased 10.8% to $19.2 million from $17.3 million for the comparable period in fiscal 2000. Total expenses, including depreciation and amortization, increased 17.3% to $6.7 million in the third quarter of fiscal 2001 compared to $5.7 million in the same period last year.The largest expense category is Property Expenses of the real estate properties. The increase in property expenses resulted principally from increased snow removal expenses and higher property taxes at certain of the Company's core properties in fiscal 2001.

Interest expense increased in the nine month and three month periods ended July 31, 2001 from additional borrowings totaling $16.5 million on the Company's unsecured and secured revolving credit lines in fiscal 2001. The increase in interest expense was offset by mortgage loans totaling $12.7 million that were refinanced at lower interest costs during fiscal 2001 and 2000.

Depreciation and amortization increased $860,000 and $596,000 in the nine month and three month periods ended July 31, 2001 respectively, compared to the same periods in fiscal 2000. The increases resulted from additional depreciation and amortization charges related to $12.95 million of capital improvements, tenant allowances and other leasing costs and $11.1 million of properties acquired in fiscal 2001 and 2000. In the three-month period ended July 31, 2001, the Company wrote off $287,000 for unamortized tenant allowances relating to a tenant who vacated its leased space at one of the Company's properties during the quarter.

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

As of July 31, 2001, the Company had approximately $28.3 million of variable rate debt outstanding under its secured and unsecured lines of credit arrangements. The interest rate risk related to the secured line of credit can be mitigated by electing a fixed rate interest option at any time prior to the last year of the credit agreement which expires in 2005. During the nine month periods ended July 31, 2001 and 2000, the average variable rate indebtedness outstanding during such periods had combined weighted average interest rates of 7.5% and 7.7% respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by $123,000 and $89,000 in the nine month periods ended July 31, 2001 and 2000, respectively, and approximately $52,000 and $30,000 in the three month periods ended July 31, 2001 and 2000, respectively.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of July 31, 2001 the Company had no other material exposure to market risk.

                           PART II - OTHER INFORMATION

Item 1.           Legal  Proceedings
                  ------------------

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


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  Reports on Form 8-K

                  There were no reports on Form 8-K filed with the Securities and Exchange Commission during the Registrant's fiscal quarter ended July 31, 2001.

S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   URSTADT BIDDLE PROPERTIES INC.
                                   ------------------------------
                                   (Registrant)

                                   By /s/ Charles J. Urstadt
                                   ------------------------------
                                   Charles J. Urstadt
                                   Chairman and
                                   Chief Executive Officer

                                   By: /s/ James R. Moore
                                   ------------------------------
                                   James R. Moore
                                   Executive Vice President/
                                   Chief Financial Officer
                                   (Principal Financial Officer
Dated: September 14, 2001          and Principal Accounting Officer)