Form 10-K
period 2001-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2002-01-29
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

           X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                           ended October 31, 2001
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    x                           No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 9, 2002: Common Shares, par value $.01 per share - $32,492,216; Class A Common Shares, par value $.01 per share - $96,964,424.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 9, 2002 (latest date practicable): 6,352,513 Common Shares, par value $.01 per share, and 10,367,423 Class A Common Shares, par value $.01 per share.

                          DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for Annual Meeting of Stockholders to be held on March 13, 2002 (certain parts as indicated herein) (Part III).

                                TABLE OF CONTENTS

                                                                 Form 10-K
Item No.                                                        Report Page

                     PART I

1.     Business                                                          3

2.     Properties                                                        8

3.     Legal Proceedings                                                 10

4.     Submission of Matters to a Vote of Security Holders               10


                     PART II

5.     Market for the Registrant's Common Equity
         and Related Shareholder Matters                                 10

6.     Selected Financial Data                                           13

7.     Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   14

7.A    Quantitative and Qualitative Disclosures about Market Risk        17

8.     Financial Statements and Supplementary Data                       17

9.     Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                          17


                     PART III

10.    Directors and Executive Officers of the Registrant                18

11.    Executive Compensation                                            18

12.    Security Ownership of Certain Beneficial Owners and Management    18

13.    Certain Relationships and Related Transactions                    19


                     PART IV

14.    Exhibits, Financial Statements, Schedules
         and Reports on Form 8-K                                         19

                                     PART I
Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Urstadt Biddle Properties Inc. (the "Registrant" or the "Company"), contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, many differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risk, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company's properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K and in the other reports filed by the Company with the SEC or otherwise publicly disseminated by the Company.

Item 1.  Business.

Organization

Urstadt Biddle Properties Inc., a Maryland Corporation, (the "Company"), is a real estate investment trust engaged in the acquisition, ownership and management of commercial real estate. The Company was organized as an unincorporated business trust under the laws of the Commonwealth of Massachusetts on July 7, 1969. In 1997, the shareholders of HRE Properties (the "Trust") approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into the Company. As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company. In 1998, the stockholders of the Company approved an amendment to the Company's articles of incorporation to change the name of the Company from HRE Properties, Inc. to Urstadt Biddle Properties Inc.

Tax Status - Qualification as a Real Estate Investment Trust

The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended October 31, 1970. Pursuant to such provisions of the Code, a REIT which distributes at least 95% (90% for years after December 31, 2000) of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions regarding the nature of its income and assets will not be taxed on that portion of its taxable income which is distributed to its shareholders. Although the Company believes that it will continue to operate as a real estate investment trust for federal income tax purposes no assurance can be given that the Company will continue to qualify as a REIT.

Description of Business

The Company's sole business is the ownership of real estate investments which consist principally of equity investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States with a primary concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York. The Company's core properties consist principally of neighborhood and community shopping centers. The remaining properties include office and retail buildings and industrial properties. The Company seeks to identify desirable properties for acquisitions which it acquires in the normal course of business. In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

The Company intends to continue to invest substantially all of its assets in income producing real estate, with a primary emphasis on neighborhood and community shopping centers, although the Company will retain the flexibility to invest in other types of real property. While the Company is not limited to any geographical location, the Company's current strategy is to invest primarily in properties located in the northeastern region of the United States with a primary concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York.

At October 31, 2001, the Company owned or had an equity interest in twenty four properties comprised of neighborhood and community shopping centers, office and retail buildings and service and distribution facilities located in nine states throughout the United States, containing a total of 2,567,000 square feet of gross leasable area ("GLA"). For a description of the Company's individual investments, see Item 2.

Investment and Operating Strategy

The Company's investment objective is to increase the cash flow and consequently the value of its properties, and seeks growth through (i) the strategic re-tenanting, renovation and expansion of its existing properties, and (ii) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in its targeted geographic region. We may also invest in other types of real estate in the targeted geographic region.

The Company invests in properties where cost effective renovation and expansion programs combined with effective leasing and operating strategies, can improve the properties values and economic returns. Retail properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. In determining whether to proceed with a renovation or expansion, the Company considers both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation. The Company believes that its properties provide opportunities for future renovation and expansion.

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

The Company may from time to time enter into joint venture partnership arrangements for the acquisition of properties with unaffiliated property owners in exchange for units of limited partnership interests in partnerships that the Company controls. These partnership units may be redeemable for cash or for shares of the Company's Common stock or Class A Common stock. The Company believes that this acquisition method may permit the Company to acquire properties at attractive prices from property owners wishing to enter into tax-deferred transactions.

Core Properties

The Company considers those properties which are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the twenty four properties in the Company's portfolio, twenty properties are considered core properties consisting of twelve community shopping centers, three mixed-use (retail/office) properties, and five office buildings (including the Company's executive headquarters). At October 31, 2001, these properties contained in the aggregate 1,816,000 square feet of GLA. The Company's core properties collectively had 355 tenants providing a wide range of products and services. Tenants include national and regional supermarkets, discount department stores, other local retailers and office tenants. At October 31, 2001, the core properties were 98% leased.

Two of the core properties in the Company's portfolio are owned by operating partnerships in which the Company is the sole general partner.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year. Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

Non-Core Properties

In a prior year, the Board of Directors of the Company expanded and refined the strategic objectives of the Company to concentrate the real estate portfolio into one of primarily retail properties located in the Northeast and authorized a plan to sell its non-core properties in the normal course of business over a period of several years given prevailing market conditions and the characteristics of each property.

Through this strategy, the Company seeks to update its core property portfolio by disposing of properties which have limited growth potential and redeploying capital into properties in its target geographic region and product type where the Company's management skills may enhance property values. The Company may engage from time to time in like-kind property exchanges which allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner.

At October 31, 2001, the Company's non-core properties consists of one office building, containing 202,000 square feet of GLA, one retail property totaling 126,000 square feet and two industrial facilities with a total of 423,000 square feet of GLA. The non-core properties were 100% leased at October 31, 2001.

The office property has five tenants which offer a range of services, including engineering, management and administrative.

The retail property, located in Tempe, Arizona, is leased to two tenants under long term leases. One lease is "triple net" whereby the tenant pays all taxes, insurance, maintenance and other operating costs on its portion of the property leased during the term of the lease.

The two industrial facilities are 100% occupied and consist of automobile and truck parts distribution warehouses. The facilities are net leased to DaimlerChrysler Corporation under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease. Rental income derived from the tenant represent approximately 4% of the Company's gross revenues for fiscal 2001.

At October 31, 2001, the Company also holds three fixed rate mortgage receivables totaling $3,507,000. The mortgages are secured by retail properties and bear interest rates ranging from 9% to 12%.

Financing Strategy

The Company intends to finance future acquisitions with the most advantageous sources of capital which it believes are available to the Company at the time, and which may include the sale of common stock or Class A common stock through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, and (ii) minimizing its exposure to interest rate risk represented by floating rate debt.

Recent Developments

In November 2001, the Company repurchased 200,000 shares of its outstanding 8.99% Series B Cumulative Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with the preferred stockholder. The repurchased shares had a net carrying value of $19,121,000 at October 31, 2001.

In December 2001, the Company contracted to purchase a shopping center for $7,100,000.

Matters Relating to the Real Estate Business

The Company is subject to certain business risks arising in connection with owning real estate which include, among others, (1) the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants, (2) the possibility that such tenants will not renew their leases as they expire, (3) vacated anchor space affecting the entire shopping center because of the loss of the departed anchor tenant's customer drawing power, (4) risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates, (5) potential liability for unknown or future environmental matters, and (6) the risk of uninsured losses. Unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. The Company believes that its shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by grocery stores, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

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

Since the Company's industrial properties are net leased under long-term lease arrangements which are not due to expire in the near future, the Company does not currently face any immediate competitive re-leasing pressures with respect to such properties.

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties. Three of the Company's non-core properties are net leased to tenants under long-term lease arrangements, in which case, property management is provided by the tenants. The Company's remaining property is managed by a property management company which is also a limited partner in the joint venture that owns the property. The Company supervises the property management company that manages the property.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut. It occupies approximately 5,000 square feet in a two story office building owned by the Company.

The Company has 19 employees, eleven of whom oversee the management of the Company's real estate portfolio, or analyze potential acquisition properties and determine which properties, if any, to sell. The Company's remaining employees serve in various professional, executive and administrative capacities. The Company believes that its relationship with its employees is good.

Financial Information About Industry Segments

The Company is in the business of managing, operating, leasing, acquiring, redeveloping and investing in commercial real estate properties, primarily community and neighborhood shopping centers. Information related to the Company's segments for the years ended October 31, 2001, 2000 and 1999 is set forth in Note 12 to the consolidated financial statements that are part of this Annual Report on Form 10-K.

Item 2.    Properties.

         Core Properties

The following table sets forth information concerning each core property at October 31, 2001. Except as otherwise noted, all core properties are 100% owned by the Company.

                                                            Gross
                                  Year       Year         Leasable                Number
          Location              Completed    Acquired    Square Feet    Acres     of Tenants Leased   Principal Tenant
          --------              ---------    --------    -----------    -----     ---------- ------   ----------------
Retail Properties:
Springfield,  MA                  1970         1970        314,000       26.0        26        99%     A&P Supermarket

Meriden, Ct                       1989         1993        312,000       29.2        22        98%     ShopRite Supermarket

Danbury, Ct                       1989         1995        194,000       19.3        21        100%    Christmas Tree Shops

Briarcliff Manor, NY (1)          1978         1998        160,000       11.4        31        98%     Stop & Shop Supermarket

Carmel, NY                        1983         1995        126,000       19.0        19        100%    ShopRite Supermarket

Wayne, NJ                         1959         1992        102,000       9.0         45        100%    A&P Supermarket

Darien, CT                        1955         1998        95,000        9.5         22        100%    Shaw's Supermarket

Somers, NY                        1991         1999        78,000        10.8        36        100%    Gristede's Supermarket

Farmingdale, NY                   1981         1993        70,000        5.6         15        100%    King Kullen  Supermarket

Eastchester, NY (1)               1978         1997        68,000        4.0         8         91%     Food Emporium (Div. of A&P)

Briarcliff Manor, NY              1970         2001        38,000        1.0         18        97%     Dress Barn

Somers, NY                        1989         1992        19,000        4.9         12        100%    Putnam County Savings Bank

Office Properties:
Greenwich, CT                     1983         1998        20,000        1.0         2         100%    Greenwich Hospital

Greenwich, CT                     1977         2001        11,000        0.4         4         100%    Glenville Medical Center

Greenwich, CT                     1983         1993        10,000        0.2         3         100%    Urstadt Biddle Properties

Greenwich, CT                     1978         2000        10,000         1          4         100%    Insurance Center of Greenwich

Greenwich, CT                     1983         1994        10,000        0.2         4         100%    Prescott Investors

Mixed Use Properties:
Newington, NH                     1975         1979        102,000       14.3        9         93%     Linens `N Things

Ridgefield, CT                    1930         1998        48,000        2.1         51        89%     Chico's

Briarcliff Manor, NY              1981         1999        29,000        4.0          3        88%     Westchester Community College
                                                           ------                   ---

                                                          1,816,000                 355
                                                          =========                 ===


(1)      The Company has a general partnership interest in this property.

Non-Core Properties


The following table sets forth information concerning each non-core property in which the Company owned an equity interest at October 31, 2001. Except as otherwise noted, non-core properties are 100% owned by the Company.



                          Year      Year           Rentable                Number of
      Location          Completed    Acquired    Square Feet     Acres      Tenants       Leased         Principal Tenant
      --------          ---------    --------    -----------     -----      -------       ------         ----------------

Southfield, MI (1)        1973         1983            202,000    7.8          5           100%     Giffels Associates

Tempe, AZ                 1970         1970            126,000    8.6          2           100%     Mervyn's, Inc.

Dallas, TX                1970         1970            253,000    14.5         1           100%     DaimlerChrysler Corporation

St. Louis, MO             1970         1970            170,000    16.0         1           100%     DaimlerChrysler Corporation
                                                       -------                 -

                                                       751,000                 9
                                                       =======                 =


(1) The Company has a general partnership interest in this property.


Lease Expirations - Total Portfolio

The following table sets forth a summary schedule of the lease expirations for the core and non-core properties for the leases in place as of October 31, 2001, assuming that none of the tenants exercise renewal options, if any, at or prior to the scheduled expirations.

Year of Lease             Number of Leases           Square Footage of           Percentage of Total
Expiration                     Expiring                Expiring Leases           Occupied Square Feet
----------                     --------                ---------------           --------------------
2002 (1)                          50                           180,766                     7.2%
2003                              56                           124,968                     4.9%
2004                              43                           108,936                     4.3%
2005                              35                           113,550                     4.5%
2006                              37                           142,862                     5.7%
2007                              18                           313,943                    12.4%
2008                              21                           339,529                    13.4%
2009                              28                           213,010                     8.4%
2010                              16                           116,501                     4.6%
2011                              24                           324,781                    12.8%
2012                              21                            33,008                     1.3%
Thereafter                        15                           517,158                    20.5%
                                  --                           -------                    -----
                                 364                         2,529,012                  100.00%
                                 ===                         =========                  =======


(1) Represents lease expirations from November 1, 2001 to October 31, 2002 and month-to-month leases.

Item  3.     Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2001.

      Item Pursuant to Instruction 3 of Item 401 (b) of Regulation S-K:
                   Executive Officers of the Company.

         For information regarding Executive Officers of the Company
                      --See Item 10.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters.

(a) Price Range of Common Shares

Shares of Common stock and Class A Common stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBP.A", respectively. The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2001 and 2000 as reported on the New York Stock Exchange:

                                                   Fiscal Year Ended                     Fiscal Year Ended
Common shares:                                     October 31, 2001                      October 31, 2000
--------------                                     ----------------                      ----------------
                                                   Low             High             Low                 High
                                                   ---             ----             ---                 ----
First Quarter                                     $6.354           $7.274          $6.75               $7.438
Second Quarter                                    $6.987           $7.848          $6.75               $7.375
Third Quarter                                     $7.638           $8.660          $6.75               $7.313
Fourth Quarter                                    $8.020           $8.930          $6.75               $7.188

                                                   Fiscal Year Ended                    Fiscal Year Ended
Class A Common shares:                             October 31, 2001                     October 31, 2000
----------------------                             ----------------                     ----------------
                                                   Low           High              Low                  High
                                                   ---           ----              ---                  ----
First Quarter                                     $6.385         $7.641           $7.125               $7.688
Second Quarter                                    $7.354         $8.543           $7.250               $7.688
Third Quarter                                     $8.123         $9.277           $6.750               $7.563
Fourth Quarter                                    $8.550         $9.750           $7.125               $7.563


(b) Approximate Number of Equity Security Holders

At January 7, 2002 (latest date available), there were 1,541 shareholders of record of the Company's Common stock and 1,564 shareholders of record of the Class A Common stock.

 (c) Dividends Declared on Common stock and Class A Common stock and Tax Status


The following table sets forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2001 and 2000:

Dividends Paid Per:

                                         Common Share                             Class A Common Share
                                         ------------                             --------------------
                                           Ordinary                                      Ordinary
Dividend Payment           Gross Dividend   Income      Capital Gain      Gross Dividend   Income      Capital Gain
Date                       Paid Per Share  Distribution  Distribution     Paid Per Share  Distribution  Distribution
----------------           --------------  ------------  ------------     --------------  ------------  ------------
January 21, 2001                $0.18        $0.18        $0.00                $0.20       $0.20          $0.00
April 21, 2001                  $0.18        $0.18        $0.00                $0.20       $0.20          $0.00
July 21, 2001                   $0.18        $0.18        $0.00                $0.20       $0.20          $0.00
October 19, 2001                $0.18        $0.18        $0.00                $0.20       $0.20          $0.00
                                ------       ------       ------               ------      ------         -----
                                $0.72        $0.72        $0.00                $0.80       $0.80          $0.00
                                ======       ======       ======               ======      ======         =====

                                         Common Share                             Class A Common Share
                                         ------------                             --------------------
                                           Ordinary                                      Ordinary
Dividend Payment           Gross Dividend   Income      Capital Gain      Gross Dividend   Income      Capital Gain
Date                       Paid Per Share  Distribution  Distribution     Paid Per Share  Distribution  Distribution
----------------           --------------  ------------  ------------     --------------  ------------  ------------
January 21,2000                $0.175       $0.159       $0.016               $0.195      $0.177         $0.018
April 21, 2000                 $0.175       $0.159       $0.016               $0.195      $0.177         $0.018
July 21, 2000                  $0.175       $0.159       $0.016               $0.195      $0.177         $0.018
October 20, 2000               $0.175       $0.159       $0.016               $0.195      $0.177         $0.018
                               -------      -------      -------              -------     -------        ------
                               $0.700       $0.636       $0.064               $0.780      $0.708         $0.072
                               =======      =======      =======              =======     =======        ======

The Company has paid uninterrupted quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 2001, the Company made distributions to stockholders aggregating $.72 per Common share and $.80 per Class A Common share.

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

Although the Company intends to continue to declare quarterly dividends on its Common shares and Class A Common shares, no assurances can be made as to the amounts of any future dividends. The declaration of any future dividends by the Company is within the discretion of the Board of Directors, and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors. Two principal factors in determining the amounts of dividends are (i) the requirement of the Internal Revenue Code that a real estate investment trust distribute to shareholders at least 95% (90% for years beginning after December 31, 2000) of its real estate investment trust taxable income, and (ii) the amount of the Company's funds from operations.

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

(d)      Recent Sales of Unregistered Securities

On January 5, 2001, the Company entered into Stock Purchase Agreements with two parties affiliated with officers or directors of the Company pursuant to which such parties purchased, by way of private placement under Section 4(2) of the Securities Act of 1933, as amended, 200,000 shares of Common stock of the Company at a price of $7.00 per share and 5,000 shares of Class A Common stock of the Company at a price of $7.0875 per share. The Company received cash proceeds of $1,435,438.

Item 6.      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,                                               2001             2000           1999         1998         1997
                                                                     ----             ----           ----         ----         ----
Balance Sheet Data:
Total Assets                                                     $218,352         $180,792       $183,774    $ 165,039     $137,430
                                                                 ========         ========       ========    =========     ========

 Mortgage Notes Payable                                           $47,115          $51,903        $51,263      $32,900      $43,687
                                                                  =======          =======        =======      =======      =======

Preferred Stock                                                   $33,462          $33,462        $33,462      $33,462            -
                                                                  =======          =======        =======      =======      =======

Operating Data:
Total Revenues                                                    $36,093          $31,009        $29,430     $ 25,385      $24,719
                                                                  =======          =======        =======     ========      =======

Total Operating Expenses                                          $26,154          $23,281        $21,596      $17,252     $ 16,238
                                                                  =======          =======        =======      =======     ========

Net Income Applicable to Common and Class A
Common Stockholders                                               $10,540          $ 5,442        $ 6,043      $ 5,615      $ 8,589
                                                                  =======          =======        =======      =======      =======

Other Data :
Funds from Operations (Note 1)                                    $14,611          $11,914        $11,878     $ 11,782     $ 10,189
                                                                  =======          =======        =======     ========     ========

Net Cash Provided by Operating Activities                         $21,050          $13,892        $14,423      $13,901      $14,755
                                                                  =======          =======        =======      =======      =======

Net Cash (Used in) Provided by Investing Activities             $(10,962)        $ (3,262)      $(10,556)    $(31,130)    $ (7,460)
                                                                =========        =========      =========    =========    =========

Net Cash Provided by (Used in) Financing Activities               $22,040        $(11,436)      $ (5,009)      $19,207    $ (7,192)
                                                                  =======        =========      =========      =======    =========
Per Share Data (Note 2):
Net Income - Diluted:
    Common Stock                                                     $.88             $.49           $.54         $.54         $.79
    Class A Common Stock                                             $.97             $.55           $.61         $.57         $.86

Cash Dividends on:
    Class A Common Stock                                             $.80             $.78           $.76         $.19          ---
    Common Stock                                                     $.72             $.70           $.68        $1.13        $1.26
                                                                     ----             ----           ----        -----        -----
Total                                                               $1.52            $1.48          $1.44        $1.32        $1.26
                                                                    =====            =====          =====        =====        =====

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties, plus depreciation, amortization and after adjustments for unconsolidated joint ventures. FFO does not represent net cash from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity or ability to make distributions. The Company considers FFO an appropriate supplemental measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts recognize it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a further discussion of FFO, see Management's Discussion and Analysis on page 15.

Note 2: Per share data for all periods prior to 1999 have been restated to reflect the effect of the one-for-one stock dividend in the form of a new issue of Class A Common Stock distributed in August 1998, however, the cash dividends are presented based on actual amounts paid.

ITEM 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

The Company's liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company believes that its net cash provided by operations is sufficient to fund its short-term liquidity requirements for fiscal 2002. The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), proceeds from sales of non-core properties and/or the issuance of equity securities.

At October 31, 2001, the Company had cash and cash equivalents of $34.1 million compared to $1.9 million in 2000. The Company also has a $20 million secured revolving credit facility with a bank which expires in fiscal 2005 and a conditional $20 million unsecured revolving line of credit with the same bank which expires in fiscal 2003. The revolving credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. In fiscal 2001, the Company utilized borrowings totaling $16.5 million from the revolving credit lines to repay mortgage indebtedness, finance property acquisitions and to fund tenant lease obligations.
At October 31, 2001, long-term debt consists of mortgage notes payable totaling $47.1 million. In fiscal 2001, the Company repaid $6 million in mortgage indebtedness which matured and obtained $11.0 million in new mortgage loans (of which $9.8 million has been advanced). The new loans have seven and ten year terms with interest at fixed rates ranging from 6.24% to 7.25%. Proceeds from the mortgage loans were used to repay a portion of the outstanding revolving credit line indebtedness.

In fiscal 2001, the Company completed a secondary offering of 4,800,000 shares of its Class A Common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were $41.1 million. The Company also granted the underwriters an option, exercisable for 30 days, to purchase up to 720,000 additional shares of Class A Common Stock to cover over-allotments. On November 26, 2001, the underwriters exercised an option for 699,222 shares which resulted in net proceeds to the Company of $6.1 million. The Company intends to use the proceeds of this offering for acquisitions of properties, capital improvements (including tenant improvements) and debt repayment.

The Company also sold 200,000 shares of Common stock and 5,000 shares of Class A Common stock in a private placement for proceeds of $1,435,000.

In 1996, the Company's Board of Directors authorized the purchase of 500,000 shares each of the Company's Common stock and Class A Common stock. The Company may postpone or discontinue repurchases of its shares for any reason including prevailing market conditions, availability of cash resources or alternative investment opportunities. To date, the Company has repurchased 224,500 Common shares and 214,100 Class A Common shares under this program. The Company expects to fund the cost of future share purchases, if any, from available cash.

In November 2001, the Company repurchased 200,000 shares of its outstanding 8.99% Series B Cumulative Preferred Stock for a purchase price of $16,050,000. The repurchase was effected in a negotiated transaction with the preferred stockholder. A portion of the proceeds received from the sale of Class A Common Stock was utilized to repurchase these shares.

The Company expects to make real estate investments periodically. In fiscal 2001, the Company acquired two properties for $9.8 million. One property was acquired subject to a first mortgage loan of $4.2 million. The loan has a remaining term of six years and fixed interest of 7.83%. The purchases were financed from available cash and borrowings under the Company's revolving credit lines. After year end, the Company signed a contract to acquire a shopping center for $7.1 million subject to a first mortgage loan of $2.3 million. The Company also invests in its existing properties and in fiscal 2001, spent approximately $11.7 million for capital expenditures including $8.3 million related to tenant improvements and allowances in connection with the Company's leasing activities. The Company expects to spend an additional $3.2 million to complete its known capital improvement and leasing costs over the next year.

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. In fiscal 2001, the Company sold two non-core properties for aggregate proceeds of $1.2 million realizing net gains on the sales of $316,000. An unconsolidated joint venture in which the Company is the general partner sold a shopping center that it owned. Upon the sale of the property, the Company effectively gained control of the Partnership and, as a result, the Partnership's accounts which included $1.2 million in notes and
1.2 million in shares of the Company's Class A Common stock held by the joint venture were thereafter consolidated with the Company. Upon consolidation, the shares were retired by the Company. The Company intends to sell the remaining non-core properties as opportunities become available and expects such property sales to result in net gains to the Company. At October 31, 2001, the non-core properties consist of two distribution and service facilities, one office building and one retail property (all of which are located outside of the Northeast region of the United States).

Funds from Operations

The Company considers Funds from Operations ("FFO") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)), plus depreciation and amortization, excluding gains (or losses) from sales of property, and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indication of the Company's operating performance or for cash flows as a measure of liquidity or its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for each of the years ended October 31, 2001, 2000 and 1999 (amounts in thousands).

                                                                                2001               2000               1999
                                                                                ----               ----               ----
Net Income Applicable to Common and Class A Common Stockholders              $10,540             $5,442             $6,043

Plus: Real property depreciation                                               4,463              4,571              4,114
        Amortization of tenant improvements and allowances                     2,234              1,067                956
        Amortization of deferred leasing costs                                   851                545                585
        Recoveries of investments in properties subject to
           finance leases                                                         91                822                890
        Adjustments for unconsolidated joint venture                         (3,252)                534                654

Less: Gains on sales of real estate investments                                (316)            (1,067)            (1,364)
                                                                               -----            -------            -------
Funds from Operations                                                        $14,611            $11,914            $11,878
                                                                             =======            =======            =======

Results of Operations

Fiscal 2001 vs. Fiscal 2000

Revenues

Revenues from operating leases increased 13.1% to $34.2 million in fiscal 2001 compared to $30.2 million in fiscal 2000. Overall, property occupancy levels increased to 98% from 97% last year. The increase in operating lease revenues results from leasing of vacant space, higher tenant base rent renewal rates at certain of the Company's properties and higher recoveries of property operating, real estate tax and other recoverable costs. Three of the Company's properties were accounted for as direct finance leases in accordance with generally accepted accounting principles. In fiscal 2001, one of the properties accounted for as a direct finance lease was sold and the leases of the remaining two properties expired and were relet. The re-negotiated leases were classified as operating leases and resulted in an increase of operating rents of $682,000.

The lease termination income of $1.137 million, net of expenses represents a settlement in satisfaction of the Company's claims against a former tenant arising from the tenant's bankruptcy and rejection of its lease at one of the Company's properties.

Prior to September 2001, the Company had an investment in an unconsolidated joint venture that owned a shopping center in Clearwater, Florida which was accounted for under the equity method. In September 2001, the property was sold for $16 million. Through the date of sale, the Company recorded $3,864,000 as its proportionate share of the earnings from the sale of the property and income of the joint venture. Upon the sale of the property, the Company effectively gained control of the joint venture and, as a result, the joint venture's accounts which included $1.2 million in mortgage notes and 1.2 million shares of the Company's Class A Common shares that the joint venture owned were thereafter consolidated. Upon consolidation, the Class A Common shares were deemed retired by the Company. (See Note 5 to financial statements)

In 2001, the Company sold two non-core properties for net gains of $316,000.

Expenses

Total expenses amounted to $26.2 million in fiscal 2001 compared to $23.3 million last year. Property expenses increased principally from higher snow removal costs and higher property taxes during the year. Snow removal costs and property taxes increased $686,000 in fiscal 2001 due to higher amounts of snowfall during the period and increased real estate tax assessments at certain of the Company's core properties.

Interest expense increased from additional borrowings of $16.5 million on the Company's revolving credit lines in fiscal 2001. The increase in interest expense was partially offset by higher interest rate mortgage loans that were repaid during the year.

Depreciation and amortization expense increased to $7.6 million from $6.3 million from the expenditure of $11.7 million for property improvements, tenant allowances and deferred leasing costs in fiscal 2001. The Company wrote off $287,000 for unamortized tenant allowances related to tenants who vacated space during the year.

Fiscal 2000 vs. Fiscal 1999

Revenues

Revenues from operating leases increased 5.2% to $30.2 million in fiscal 2000 compared to $28.7 million in fiscal 1999. The increase in operating lease revenues reflects $1.8 million of additional rental income from recent properties acquired by the Company in fiscal 1999. The increase in operating lease revenues was partially offset from the absence of approximately $700,000 in rents from tenants who filed for bankruptcy and vacated the premises. The Company subsequently re-let the vacant spaces.

The Company sold two non-core properties for net gains on the sales of $1,067,000.

Expenses

Total expenses amounted to $23.3 million in fiscal 2000 compared to $21.6 million in fiscal 1999. The largest expense category is property expenses of the real estate operating properties. The increases in property expenses in fiscal 2000 result principally from the additional property expenses for properties acquired during fiscal 1999, which increased property expenses by $669,000.

Property expenses for all other properties increased by 3.3% from higher repair and maintenance expenses and real estate taxes at certain of the Company's core properties. Repairs and maintenance expenses increased $70,000 from paving repairs at certain of the Company's shopping center parking lots, increased painting expenses and exterior facade and building work.

Interest expense increased as a result of a full year's interest expense on incremental borrowings of $18.3 million in fiscal 1999.

Depreciation and amortization expense increased principally from the write off of unamortized tenant improvement costs and other allowances for tenants that vacated during the year. These costs amounted to $280,000 in fiscal 2000.

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

During fiscal 2001 and 2000, variable rate indebtedness had a weighted average interest rate of 6.9% and 7.8%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by $145,000 and $119,000 in fiscal 2001 and 2000, respectively. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of October 31, 2001 the Company has no other material exposure to market risk.

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

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

      The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 13, 2002. The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS"and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.
         ------------------------------------

The following sets forth certain information regarding the executive officers of the Company:

Name                          Age     Offices Held

Charles J. Urstadt            73      Chairman and Chief Executive Officer (since September 1989)
                                      Mr.  Urstadt has been the Chairman of the Board of Directors  since 1986,  and a
                                      Director since 1975. Mr. Urstadt also serves as the Chairman of Urstadt Property
                                      Company, Inc. (formerly Pearce,  Urstadt,  Mayer & Greer Inc.) and has served in such capacity for more than five years.
Willing L. Biddle             40      President and Chief Operating Officer (since December, 1996); Executive Vice
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

James R. Moore                53      Executive Vice President and Chief Financial Officer (since March,  1996); Senior
                                      Vice  President  and Chief  Financial  Officer  (September  1989 to March  1996);
                                      Secretary  (since  April  1987)  and  Treasurer   (since  December  1987);   Vice
                                      President-Finance  and  Administration  (April 1987 to September 1989);  prior to
                                      1987, Senior Manager, Ernst & Young

Raymond P. Argila             53      Senior Vice President and Chief Legal Officer (since June 1990);  formerly Senior
                                      Counsel,  Cushman & Wakefield,  Inc. (September 1987 to May 1990); Vice President
                                      and Chief  Legal  Officer,  Pearce,  Urstadt,  Mayer & Greer  Realty  Corp.  from
                                      (January 1984 to March 1987).

Officers of the Company are elected annually by the Directors.



Item 11. Executive Compensation.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 13, 2002. The information required by this Item is included under the captions "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 13, 2002. The information required by this Item is included under the captions "ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management" of such Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 13, 2002. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

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

B.                Reports on Form 8-K

                  There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended October 31, 2001.

C.                Exhibits.

                  Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

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

(4)               Instruments Defining the Rights of
                  ----------------------------------
                  Security Holders, Including Indentures.
                  --------------------------------------

         4.1      Common Stock:  See Exhibits 3.1 (a)-(d) hereto.
                  ------------

         4.2      Series B Preferred Shares:  See Exhibits 3.1 (a)-(d), 10.12
                  -------------------------   and 10.13 hereto.

         4.3 Series A Preferred Share Purchase Rights: See Exhibits 3.1 ----------------------------------- (a)-(d) and 10.3 hereto.

(10)     Material Contracts.
         ------------------

         10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989).1

         10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).1

         10.3 Amended and Restated Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 31, 1998 (incorporated herein by reference to Exhibit 10-1 of the Registrant's Current Report on Form 8-K dated November 5,
                  1998).

         10.4 Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31,
                  1990). 1


         10.4.1 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond
                  P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991). 1

         10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990). 1

         10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991). 1

         10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995). 1

         10.6.2 Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options). (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). 1

         10.6.3 Form of Supplemental Agreement with Stock Option Plan Participants (statutory options). (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). 1

         10.7 Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-3
                  (No. 333-64381).

         10.8 Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996). 1

         10.9 Countryside Square Limited Partnership Agreement of Limited Partnership dated as of November 22, 1996 between HRE Properties, as General Partner and the persons whose names are set forth on Exhibit A of the Agreement, as Limited Partners (incorporated by reference to Exhibit I of the Registrant's Current Report on Form 8-K dated November 22, 1996).

         10.10 Restricted Stock Plan (incorporated by reference to Exhibit B of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-19113)). 1

         10.10.1 Form of Supplemental Agreement with Restricted Stockholders (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). 1

         10.11 Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). 1


         10.12 Purchase and Sale Agreement, dated September 9, 1998 by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Registrant, as purchaser (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated September 23,
                  1998).

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

        10.17 Waiver and Amendment of Registration Rights Agreement dated as of September 14, 2001 by and among the Company and the Initial Purchasers.

        10.18 Amended and Restated Restricted Stock Award Plan effective December 9, 1999 as approved by the Registrant's stockholders on March 15, 2000 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000).

         10.19 Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000).

         10.20 Promissory Note and Stock Pledge Agreement dated January 5, 2001 by Willing L. Biddle in favor of the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000). 1

(21)     Subsidiaries.
         ------------

         21.1 List of Company's subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000)

(23)     Consents of Experts and Counsel.
         -------------------------------

         23.1 The consent of Arthur Andersen LLP to the incorporation by reference of its reports included herein or incorporated by reference in the Registrant's Registration Statements on Form S-2 (No. 333-69858) Form S-3 (No.33-57119), Form S-3
                  (No.  333-64381),  Form S-4 (No.  333-19113),  Form S-8
                  (No.2-93146),  Form S-8 (No.  333-61765),  Form S-8
                  (No.333-61767) and Form S-8 (No. 33-41408) is filed herewith as part of this report.


(1) Management contract, compensatory plan or arrangement required to be filed as and exhibit to this Annual Report on Form 10-K pursuant to Items 14(c).

                            URSTADT BIDDLE PROPERTIES INC.

Item 14a.                  INDEX TO FINANCIAL STATEMENTS AND
---------                  ----------------------------------
                             FINANCIAL STATEMENT SCHEDULES




Page

Consolidated Balance Sheets at October 31, 2001 and 2000                   24

Consolidated Statements of Income for each of the
    three years ended October 31, 2001                                     25

Consolidated Statements of Cash Flows for each of the
    three years ended October 31, 2001                                     26

Consolidated Statements of Stockholders' Equity
    for each of the three years ended October 31, 2001                     27

Notes to Consolidated Financial Statements                               28-38

Report of Independent Public Accountants                                   39

Schedule.
--------

The following consolidated financial statement schedules of Urstadt Biddle Properties Inc. are included in Item 14(d):

III Real Estate and Accumulated Depreciation - October 31, 2001            40

IV  Mortgage Loans on Real Estate - October 31, 2001                       43

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                                October 31
                                                                                                         ------------------------
  ASSETS                                                                                                   2001              2000
                                                                                                           ----              ----
  Real Estate Investments:
      Properties owned-- at cost, net of accumulated depreciation                                      $160,152          $146,851
      Properties available for sale - at cost, net of accumulated
        depreciation and recoveries                                                                      11,039            12,158
      Investment in unconsolidated joint venture                                                              -             8,859
      Mortgage notes receivable                                                                           3,507             2,379
                                                                                                          -----             -----
                                                                                                        174,698           170,247

  Cash and cash equivalents                                                                              34,080             1,952
  Interest and rent receivable                                                                            3,826             3,853
  Deferred charges, net of accumulated amortization                                                       3,477             2,824
  Prepaid expenses and other assets                                                                       2,271             1,916
                                                                                                          -----             -----
                                                                                                       $218,352          $180,792
                                                                                                       ========          ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Mortgage notes payable                                                                            $47,115           $51,903
      Accounts payable and accrued expenses                                                               2,670             1,222
      Deferred officers' compensation                                                                       230               102
      Other liabilities                                                                                   4,142             2,090
                                                                                                          -----             -----
                                                                                                         54,157            55,317
                                                                                                         ------            ------

  Minority Interest                                                                                       4,365             4,832
                                                                                                          -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100 per share); 350,000 shares issued and outstanding in 2001 and 2000                            33,462            33,462
                                                                                                         ------            ------

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                             -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      6,242,139 and 5,557,387 issued and outstanding shares in 2001 and 2000, respectively                   62                55
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      9,600,019 and 5,356,249 issued and outstanding shares in 2001 and 2000 respectively                    96                54
      Additional paid in capital                                                                        162,763           122,448
      Cumulative distributions in excess of net income                                                 (31,654)          (33,397)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                      (4,899)           (1,979)
                                                                                                        -------           -------

                                                                                                        126,368            87,181
                                                                                                        -------            ------
                                                                                                       $218,352          $180,792
                                                                                                       ========          ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)

                                                                                                Year Ended October 31,
                                                                                        -------------------------------------
                                                                                        2001            2000             1999
                                                                                        ----            ----             ----
Revenues
    Operating leases                                                                 $34,209         $30,242          $28,666
    Lease termination income                                                           1,137               -                -
    Interest and other                                                                   747             767              764
                                                                                      ------          ------           ------
                                                                                      36,093          31,009           29,430
                                                                                      ------          ------           ------

Operating Expenses
    Property expenses                                                                 11,502          10,413            9,460
    Interest                                                                           4,456           4,245            3,913
    Depreciation and amortization                                                      7,568           6,307            5,896
    General and administrative expenses                                                2,484           2,152            2,150
    Directors' fees and expenses                                                         144             164              177
                                                                                      ------          ------           ------
                                                                                      26,154          23,281           21,596
                                                                                      ------          ------           ------


Operating Income                                                                       9,939           7,728            7,834

Equity in Earnings of Unconsolidated Joint Venture                                     3,864             245              384

Minority Interests in Results of Consolidated Joint Ventures                           (432)           (451)            (392)

Gains on Sales of Real Estate Investments                                                316           1,067            1,364
                                                                                      ------           -----            -----

Net Income                                                                            13,687           8,589            9,190

    Preferred Stock Dividends                                                        (3,147)         (3,147)          (3,147)
                                                                                     -------         -------          -------

Net Income Applicable to Common and Class A Common  Stockholders
                                                                                     $10,540          $5,442           $6,043
                                                                                     =======          ======           ======

Basic Earnings per Share:
Common                                                                                  $.91            $.50             $.55
                                                                                        ====            ====             ====
Class A Common                                                                         $1.01            $.55             $.62
                                                                                       =====            ====             ====

Weighted Average Number of Shares Outstanding:
Common                                                                                 5,881           5,351            5,236
                                                                                       =====           =====            =====
Class A Common                                                                         5,182           5,059            5,101
                                                                                       =====           =====            =====

Diluted Earnings Per Share:
Common                                                                                  $.88            $.49             $.54
                                                                                        ====            ====             ====
Class A Common                                                                          $.97            $.55             $.61
                                                                                        ====            ====             ====

Weighted Average Number of  Shares Outstanding:
Common and Common Equivalent                                                           6,038           5,433            5,317
                                                                                       =====           =====            =====
Class A Common and Class A Common Equivalent                                           5,606           5,532            5,545
                                                                                       =====           =====            =====


       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)

                                                                                                  Year Ended October 31,
                                                                                          --------------------------------------
                                                                                          2001             2000             1999
                                                                                          ----             ----             ----
         Operating Activities:
         Net income                                                                    $13,687           $8,589           $9,190
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                               7,568            6,307            5,896
             Restricted stock compensation                                                 769              630              488
             Recovery of investment in properties owned
                subject to financing leases                                                191            1,214            1,249
             Equity in income of unconsolidated joint venture                          (3,864)            (245)            (384)
             Gains on sales of real estate investments                                   (316)          (1,067)          (1,364)
             Decrease (increase) in interest and rent receivable                            98            (481)            (925)
             Increase (decrease) in accounts payable and accrued expenses                1,448            (684)              780
             Decrease (increase) in other assets and other liabilities, net              1,469            (371)            (507)
                                                                                         -----            -----            -----
             Net Cash Provided by Operating Activities                                  21,050           13,892           14,423
                                                                                        ------           ------           ------

         Investing Activities:
             Acquisitions of properties                                                (5,606)          (1,627)          (9,717)
             Acquisition of minority interest                                          (1,013)               -                -
             Improvements to properties and deferred charges                          (11,695)          (6,642)          (3,985)
             Investment in unconsolidated joint venture                                  (480)            (535)            (635)
             Net proceeds from sales of properties                                       1,216            3,921            2,765
             Distributions received from unconsolidated joint venture                    6,544            1,500              600
             Payments received on mortgage notes receivable                                 72              121              107
             Miscellaneous                                                                   -                -              309
                                                                                      --------          -------         --------
             Net Cash (Used in) Investing Activities                                  (10,962)          (3,262)         (10,556)
                                                                                      --------          -------         --------

         Financing Activities:
             Sales of additional Common and Class A Common shares                       42,959            2,713            2,232
             Proceeds from mortgage notes  payable and bank loans                       26,250            6,500           19,000
             Payments on mortgage notes payable and bank loans                        (35,190)          (7,861)         (15,039)
             Dividends paid - Common and Class A Common shares                         (8,797)          (7,712)          (7,471)
             Dividends paid - Preferred Stock                                          (3,147)          (3,147)          (3,147)
             Purchases of Common and Class A Common  shares                               (35)          (1,929)            (584)
                                                                                        ------          -------            -----

             Net Cash Provided by (Used in) Financing Activities                        22,040         (11,436)          (5,009)
                                                                                        ------         --------          -------

         Net Increase (Decrease) In Cash and Cash Equivalents                           32,128            (806)          (1,142)
         Cash and Cash Equivalents at Beginning of Year                                  1,952            2,758            3,900
                                                                                         -----            -----            -----

         Cash and Cash Equivalents at End of Year                                      $34,080           $1,952           $2,758
                                                                                       =======           ======           ======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                                                                                   Unamortized
                                          Common Stock    Class A Common Stock                      Restricted
                                          ------------    --------------------           (Cumulative     Stock
                                     Outstanding          Outstanding         Additional Distributions Compensation
                                     Number of      Par   Number of       Par    Paid In In Excess Of  and Notes
                                     Shares        Value  Shares         Value  Capital   Net(Income) Receivable  Total
                                     ---------    ------  ------         -----  --------  ----------- ----------  -----
Balances - October 31, 1998          5,221,602      $52   5,193,650       $52  $118,558  $(29,699)  $(1,634)    $87,329
Net income applicable to Common
 and Class A common stockholders             -        -           -         -         -     6,043         -       6,043
Cash dividends paid :
   Common stock ($.68 per share)             -        -           -         -         -   (3,511)         -     (3,511)
   Class A common stock ($.76
   per share)                                -        -           -         -         -   (3,960)         -     (3,960)
Deemed repurchase of Class A
   common stock and reissuance of
   Common stock                        272,727        3   (272,727)       (3)         -         -         -           -
Sale of additional shares               32,000        -     212,000         2     1,943         -         -       1,945
Sale of additional shares under
 dividend reinvestment plan             17,816        -      18,616         -       287         -         -         287
 Shares issued under restricted         46,500        1      46,500         1       759         -     (761)           -
stock plan
Amortization of restricted stock
   compensation                              -        -           -         -         -         -       488         488
Purchases of shares                   (58,800)      (1)    (14,000)         -     (583)         -         -        (584)
                                      --------      ---    --------         -     -----  --------      -----      ------
Balances - October 31, 1999          5,531,845       55   5,184,039        52   120,964  (31,127)    (1,907)      88,037
Net Income Applicable to Common
 and Class A common stockholders             -        -           -         -         -     5,442         -       5,442
Cash dividends paid :
   Common Stock ($.70 per share)             -        -           -         -         -   (3,748)         -     (3,748)
   Class A common Stock ($.78
   per share)                                -        -           -         -         -   (3,964)         -     (3,964)
Sale of additional shares               64,400        -     256,400         3     2,406         -         -       2,409
Sale of additional shares under
 dividend reinvestment plan             21,367        -      22,035         -       304         -         -         304
 Shares issued under restricted         48,375        1      48,375         1       700         -     (702)           -
stock plan
Amortization of restricted stock
   compensation                              -        -           -         -         -         -       630         630
Purchases of shares                  (108,600)      (1)   (154,600)       (2)   (1,926)         -         -      (1,929)
                                     ---------      ---   ---------       ---   -------  --------   -------     -------
Balances - October 31, 2000          5,557,387       55   5,356,249        54   122,448  (33,397)   (1,979)      87,181
Net Income Applicable to Common
 and Class A common stockholders             -        -           -         -         -    10,540         -      10,540
Cash dividends paid :
   Common stock ($.72 per share)             -        -           -         -         -   (4,487)         -     (4,487)
   Class A common stock ($.80
   per share)                                -        -           -         -         -   (4,310)         -     (4,310)
Sale of additional shares              200,000        2   4,805,000        48    42,521         -         -      42,571
Sale of additional shares under
 dividend reinvestment plan             18,652        -      23,257         -       343         -         -         343
Shares issued under restricted          48,000        -      48,000         -       686         -     (686)           -
stock plan
Amortization of restricted stock
   compensation                              -        -           -         -         -         -       769         769
Purchases of shares                      (900)        -     (2,800)         -      (35)                   -        (35)
                                                                                                -
Exercise of stock options              419,000        5      24,859         -     3,043         -         -       3,048
Note from officer upon exercise
    of stock options                         -        -           -         -         -         -   (3,003)     (3,003)
Deemed repurchase of Class A
   common Stock                              -        -   (654,546)       (6)    (6,243)        -        -      (6,249)
                                     ---------      ---   ---------       ---  --------  --------  --------    --------
Balances - October 31, 2001          6,242,139      $62   9,600,019       $96  $162,763  $(31,654) $(4,899)    $126,368
                                     =========      ===   =========       ===  ========  ========= ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2001, the Company owned or had interests in 24 properties.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. Prior to September 2001, the Company had an investment in an unconsolidated joint venture which was accounted for by the equity method of accounting. Under the equity method, only the Company's net investment and proportionate share of income or loss of the unconsolidated joint venture is reflected in the financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications
 Certain 2000 amounts have been reclassified to conform to 2001 presentation.

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

Direct financing leases are carried at the aggregate minimum lease payments to be received over the terms of the leases, plus an estimated residual value, less unearned income. The income component of rental payments received, which is based upon the interest rate implicit in the lease, is reflected as financing lease revenues and the remaining portion of the rent is reflected as a recovery of the financing lease asset.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (IRC). Under those sections, a REIT, that among other things, distributes at least 95% (90% for tax years beginning after December 31, 2000) of real estate trust taxable income will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2001 in accordance with the provisions of Section 858 of the IRC. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Taxable income of the Company prior to the dividends paid deduction for the years ended October 31, 2001, 2000 and 1999 was approximately $11,394,000, $11,936,000 and $8,600,000 respectively. The difference between net income for financial reporting purposes and taxable income results from, among other things, differences in adjusted bases for capital gains and losses and different methods of accounting for leases, depreciable lives related to the properties owned and investments in joint ventures.

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

Capitalization
Acquisition of real estate investments, including brokerage, legal and other external costs incurred in acquiring new properties are capitalized as incurred. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Direct leasing commissions, legal and other leasing related costs expended in connection with the Company's successful leasing activities are capitalized as incurred. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Income Recognition
Revenues from operating and finance leases include revenues from properties owned and properties available for sale. Rental income is generally recognized based on the terms of leases entered into with tenants. Rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating cost recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the related expenses are incurred. Interest income is recognized as it is earned. Gains and losses on sales of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. Specifically, SAB No. 101, among other things, provides guidance on lessors' accounting for contingent rent. SAB No. 101 did not require the Company to change existing revenue recognition policies and therefore had no impact on the Company's financial position or results of operations.

Statements of Cash Flows
The Company considers short-term investments with original maturities of 90 days or less to be cash equivalents.

Use of Estimates
The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, rent and interest receivable, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments. Mortgage notes receivable and payable have aggregate carrying values that approximate their estimated fair values based upon the remaining maturities and interest rates for loans with similar terms and remaining maturities. The fair value of these financial instruments were not materially different from their carrying values.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                       2001         2000         1999
                                                                                       ----         ----         ----
Numerator
Net income  applicable to common stockholders - basic                                $5,326       $2,650       $2,893
Effect of dilutive securities:
  Operating partnership units                                                          (32)           28            -
                                                                                     ------       ------       ------
Net income applicable to common stockholders - diluted                               $5,294       $2,678       $2,893
                                                                                     ======       ======       ======

Denominator
Denominator for basic EPS-weighted average common shares                              5,881        5,351        5,236
Effect of dilutive securities:
  Stock options and awards                                                              157           82           81
                                                                                      -----        -----        -----
Denominator for diluted EPS - weighted average common equivalent shares               6,038        5,433        5,317
                                                                                      =====        =====        =====

Numerator
Net income applicable to Class A common stockholders-basic                           $5,214       $2,792       $3,150
Effect of dilutive securities
  Operating partnership units                                                           246          246          218
                                                                                     ------       ------       ------
Net income applicable to Class A common stockholders - diluted                       $5,460       $3,038       $3,368
                                                                                     ======       ======       ======

Denominator
Denominator for basic EPS - weighted average Class A common shares                    5,182        5,059        5,101
Effect of dilutive securities:
  Stock options and awards                                                              135           90          104
  Operating partnership units                                                           289          383          340
                                                                                      -----        -----        -----
Denominator for diluted EPS - weighted average Class A common equivalent shares       5,606        5,532        5,545
                                                                                      =====        =====        =====

The weighted average Common equivalent shares and Class A common equivalent shares for the years ended October 31, 2001, 2000 and 1999 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

Derivative Instruments and Hedging Activities
The Company adopted the provisions of Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2001. The statement generally requires that all derivative instruments be reflected in the financial statements at their estimated fair value. The Company does not generally enter into derivative contracts for either investment or hedging purposes and accordingly there was no effect on the Company's financial position or results of operations as a result of the adoption of this statement.

New Accounting Pronouncement
In 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. The Statement, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company expects to adopt the provisions of the Statement in Fiscal 2003, and does not expect the Statement to have a material impact on the Company's financial position or results from operations.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate were composed of the following at October 31, 2001 and 2000 (in thousands):

                                         Properties     Mortgage
                          Properties   Available for        Notes                2001                2000
                               Owned            Sale   Receivable              Totals              Totals
------------------------ ------------ --------------- ------------ ------------------- -------------------
Retail                      $139,772          $2,010       $3,507            $145,289            $143,367
Office/Mixed Use              20,076           6,995            -              27,071              23,233
Industrial                         -           2,034            -               2,034               2,543
Undeveloped Land                 304               -            -                 304               1,104
                            --------         -------       ------            --------            --------
                            $160,152         $11,039       $3,507            $174,698            $170,247
                            ========         =======       ======            ========            ========

The Company's investments at October 31, 2001, consisted of equity interests in 24 properties, which are located in various regions throughout the United States and mortgage notes. As a significant concentration of the Company's properties are in the Northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations. The following is a summary of the geographic locations of the Company's investments at October 31, 2001 and 2000 (in thousands):

                                                                                   2001               2000
                                                                                   ----               ----
-------------------------------------------------------------------- ------------------- ------------------
Northeast                                                                      $160,897           $147,620
Southeast                                                                         1,200              9,060
Midwest                                                                           8,064              8,782
Southwest                                                                         4,537              4,785
                                                                               --------           --------
                                                                               $174,698           $170,247
                                                                               ========           ========

(3) PROPERTIES OWNED

The components of properties owned were as follows (in thousands):

                                                                                   2001               2000
                                                                                   ----               ----
---------------------------------------------------------- ----------------------------- ------------------
Land                                                                            $32,524            $29,592
Buildings and improvements                                                      159,650            144,644
                                                                                -------            -------
                                                                                192,174            174,236
Accumulated depreciation                                                       (32,022)           (27,385)
                                                                               --------           --------
                                                                               $160,152           $146,851
                                                                               ========           ========

Space at properties owned by the Company is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases become due as follows: 2002 - $22,605,000; 2003 - $21,117,000; 2004 - $19,333,000; 2005 -
$17,564,000; 2006 - $15,738,000 and thereafter - $78,098,000.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and aggregated approximately $70,000, $148,000, and $165,000, in 2001, 2000 and 1999 respectively.

In fiscal 2001, the Company received net proceeds of $1,137,000 in satisfaction of all claims against a former tenant arising from the tenant's filing of a petition in bankruptcy and the tenant's rejection of its lease at one of the Company's properties. The settlement amount has been reflected in revenues in the accompanying consolidated statement of income as a lease termination income in the year ended October 31, 2001.

The Company is the general partner in a consolidated joint venture which owns the Eastchester Mall in Eastchester, New York. The limited partner is entitled to preferential distributions of cash flow from the property and may put its interest in the joint venture to the Company for a fixed number of shares of Common Stock and Class A Common stock of the Company. The Company, at its option, may redeem the limited partner's interest for cash. The Company also has an option to purchase the limited partner's interest after a certain period. The partnership agreement, among other things, restricts the sale or refinancing of the property without the limited partner's consent.

The Company is also the general partner in a consolidated joint venture that owns the Arcadian Shopping Center in Briarcliff Manor, New York. In fiscal 1999, the limited partners contributed the property, subject to a $6.3 million first mortgage to the joint venture in exchange for operating partnership units (OPU's) of the joint venture. The OPU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock. The limited partners are entitled to preferential distributions of cash flow from the property and may put their partnership interests to the Company at the general partner's option, for cash or Class A Common Stock of the Company at a unit price as defined in the partnership agreement. The Company has the option to purchase the limited partners interest for cash after a certain period. In fiscal 2001, the Company redeemed, at net book value, 127,548 OPU's for cash of $1.0 million. The partnership agreement, among other things, places certain restrictions on the sale or refinancing of the property without the limited partners' consent for a specified period; thereafter the partnership agreement imposes no such restrictions. The acquisition of the shopping center and the assumption of the first mortgage by the joint venture represent noncash investing and financing activities and therefore are not included in the accompanying 1999 consolidated statement of cash flows.

The limited partner's interests in both partnerships are reflected in the accompanying consolidated financial statements as Minority Interests.

In fiscal 2001, the Company entered into separate purchase agreements to acquire an office property and a shopping center (the "Properties") for purchase prices totaling $9.5 million. The Properties are owned by unrelated title insurance companies (the "LLC's") to position the Company to effect a tax-free exchange of properties under Section 1031 of the IRC. Pursuant to certain Exchange Agreements between the Company and the LLCs (the "Exchange Agreements"), the Company loaned the net purchase prices of the respective Properties to the LLCs to complete the purchase of the Properties. The LLCs have net leased the Properties to the Company for monthly lease payments equal to the debt service on the mortgage loans. The Exchange Agreements provide that on the earlier of the closing of the sale of a property or six months from the date of the assignment of the Purchase Agreements, the LLCs will convey the Properties directly to the Company in satisfaction of the loans. In December 2001, the office property was conveyed to the Company in satisfaction of the corresponding loan.

Since the Company effectively has all the risks and rewards of ownership, the net leases and mortgage loans with the LLCs referred to above have been given no accounting recognition and the transactions have been recorded as purchases of the properties. The properties are reflected at their respective purchase costs in "Properties Owned" in the accompanying consolidated balance sheet at October 31, 2001.

In connection with the acquisition of the shopping center, the Company assumed a first mortgage of $4.2 million. The assumption of the first mortgage represents a non-cash financing activity and is therefore not included in the accompanying 2001 consolidated statement of cash flows.

In fiscal 2000, the Company purchased one office property for $1.65 million.

In fiscal 1999, the Company acquired interests in three properties for total consideration of $23 million, including the assumption of a first mortgage loan of $4.1 million. The assumption of the first mortgage represents a noncash financing activity and is therefore not included in the accompanying 1999 consolidated statement of cash flows.

 (4) PROPERTIES AVAILABLE FOR SALE

The Board of Directors authorized a plan to sell all of the non-core properties of the Company over a period of several years. At October 31, 2001, the non-core properties, which have been classified as Properties Available for Sale, consist of two distribution and service properties, one office building and one retail property located outside of the Northeast region of the United States.

At October 31, 2001 and 2000, properties available for sale consisted of the following (in thousands):

                                                                                2001                       2000
---------------------------------------------------------- -------------------------- --------------------------
Properties available for sale subject to:
Operating leases                                                             $11,039                     $9,615
Direct financing leases                                                            -                      2,543
                                                                             -------                    -------
                                                                             $11,039                    $12,158
                                                                             =======                    =======

Operating Leases
The components of properties available for sale subject to operating leases were as follows (in thousands):

                                                                                 2001                  2000
--------------------------------------------------------------- ---------------------- ---------------------
Land                                                                           $1,493                $2,292
Buildings and improvements                                                     17,970                15,706
                                                                               ------                ------
                                                                               19,463                17,998
Accumulated depreciation                                                      (8,424)               (8,383)
                                                                              -------               -------
                                                                              $11,039                $9,615
                                                                              =======                ======

Minimum rental payments on non-cancelable operating leases become due as follows: 2002 - $5,667,000; 2003 - $4,956,000; 2004 - $4,304,000; 2005 -
$4,304,000; 2006 - $4,416,000 and thereafter $7,441,000.

Sales of Properties
In fiscal 2001, the Company sold a non-core property to the property's sole tenant for $100,000. There was no gain or loss on the sale. The Company also sold undeveloped land for a net gain on the sale of the property of $316,000.

In fiscal 2000, the Company sold two of its non-core properties for net gains on the sales of the properties of $1,067,000.

In fiscal 1999, the Company sold one of its non-core properties for a net gain on the sale of the property of $1,364,000.

The net operating income of the properties sold in each of the years ended October 31, 2001, 2000 and 1999 was $73,000, $226,000 and $754,000.

In fiscal 2001, the Company had a contract to sell one of its non-core properties which was classified as a property held for sale. During the Company's fourth quarter of fiscal 2001 the contract for sale was terminated and the property was reclassified as available for sale. At October 31, 2001 and 2000, the Company had not made a determination to sell any specific property currently available for sale.

(5) INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company is the sole general partner in Countryside Square Limited Partnership (the "Partnership"), which owned the Countryside Square Shopping Center in Clearwater, Florida. Upon the formation of the Partnership in a previous year, the Company contributed the property and the limited partners contributed 600,000 Common shares of the Company. In 1998, the Partnership received 600,000 Class A Common shares pursuant to a stock dividend and in 1999, exchanged 600,000 Common shares with an affiliate for an equivalent number of Class A Common shares. After the exchange, the Partnership owned 1,200,000 shares of Class A Common stock of the Company. The Company accounted for its proportionate interest in the Class A Common shares owned by the Partnership as a deemed repurchase of 545,454 Class A Common shares and reduced its investment in the unconsolidated joint venture and stockholders' equity in an amount equal to the fair value of the shares repurchased.

In September 2001, the property was sold by the Partnership. Prior to the sale of the property, the Company accounted for its interest in the Partnership under the equity method. Accordingly, through the date of sale in fiscal 2001, the Company recorded $3,864,000 as its proportionate share of the income of the joint venture including earnings from the sale of the property. The Company's equity in earnings of the Partnership was reflected after eliminating its proportionate share of dividend income in the Class A Common shares of the Company recorded by the Partnership.

Upon the Partnership's sale of the property, the Company effectively gained control of the Partnership and as a result, the Partnership's accounts, which included $1.2 million in notes issued by the purchaser of the property and 1,200,000 shares of the Company's Class A Common stock held by the Partnership, were thereafter consolidated with the Company. Upon consolidation, the remaining 654,546 shares of Class A Common stock held by the Partnership were deemed to be retired for accounting purposes. In December 2001, the Partnership was liquidated.

Upon the consolidation of the Partnership, the 654,546 shares of Class A Common stock deemed retired and the $1.2 million in notes issued by the purchaser and received by the Company represent noncash activities and therefore are not included in the accompanying 2001 consolidated statement of cash flows.

(6) MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable consist of fixed rate mortgages with contractual interest rates of 9% and 12%. The components of the mortgage notes receivable at October 31, 2001 and 2000 were as follows (in thousands):

                                                                                             2001        2000
-------------------------------------------------------------------------------------- ----------- -----------
Remaining principal balance                                                                $3,986      $2,897
Unamortized discounts to reflect market interest rates
at time of acceptance of notes                                                              (479)       (518)
                                                                                            -----       -----
                                                                                           $3,507      $2,379
                                                                                           ======      ======

At October 31, 2001, principal payments on mortgage notes receivable become due as follows: 2002 - $104,000; 2003 - $164,000; 2004 - $1,261,000; 2005 -
$130,000; 2006 - $142,000 and thereafter - $2,185,000.

(7)  MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At October 31, 2001, the Company has eight nonrecourse mortgage notes payable totaling $47,115,000 ($40,034,000 at October 31, 2000) due in installments over various terms extending to the year 2011 and which bear rates of interest ranging from 6.24% to 8.13%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $73.0 million as of October 31, 2001.

Scheduled principal payments during the next five years and thereafter are as follows: 2002 - $860,000; 2003 - $928,000; 2004 - $1,000,000; 2005 - $1,078,000;
2006 - $6,110,000 and thereafter - $37,139,000.

The Company has a $20 million secured revolving credit loan agreement (the "Agreement") with a bank. The agreement which expires in October 2005 is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The Company can elect a fixed rate option at any time prior to the last year of the agreement. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. At October 31, 2001, the Company had no outstanding borrowings under this revolving credit agreement ($11,869,000 at October 31, 2000).

The Company also has a $20 million unsecured line of credit arrangement with the same bank. The line of credit expires in fiscal 2003 and, is available to acquire real estate, refinance indebtedness and for working capital needs. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings bear interest at the prime rate + 1/2% or LIBOR + 2 1/2%. The Company pays an annual fee of 1/4% on unused amounts. There were no borrowings outstanding under this line of credit at October 31, 2001 and 2000.

Interest paid for the years ended October 31, 2001, 2000, and 1999 was $4,456,000 $4,245,000 and $4,038,000, respectively.

(8) PREFERRED STOCK

In fiscal 1998 the Company sold 350,000 shares of 8.99% Series B Senior Cumulative Preferred Stock, par value $.01 per share, with a liquidation preference of $100 per share ("Series B Preferred Stock"). Holders of the Series B Preferred Stock are entitled to receive cumulative preferential cash dividends equal to 8.99% per annum, payable quarterly in arrears and subject to adjustments under certain circumstances.

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

The Series B Preferred Stock contains covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of the Series B Preferred Stock are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at October 31, 2001 and 2000.

(9) STOCKHOLDERS' EQUITY
On October 31, 2001 the Company completed a secondary offering of 4,800,000 shares of its Class A Common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were $41,136,000. The Company also granted the underwriters an option, exercisable for 30 days, to purchase up to 720,000 additional shares of Class A Common Stock to cover over-allotments. On November 26, 2001 the underwriters exercised an option for 699,222 shares that resulted in net proceeds to the Company of $6,112,000.

In fiscal 2001, the Company also sold 200,000 shares of Common Stock and 5,000 shares of Class A Common Stock for proceeds of $1,435,000 in a private placement offering with two entities controlled by an officer of the Company.

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

The Company has a Stockholders rights plan, which expires on November 12, 2008. The rights are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% ("Acquiring Person") or more of the combined voting power of the Company's Common Shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to two times the exercise price of the right.

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

The Company's articles of incorporation provide that if any person acquires more than 7.5% of the outstanding shares of any class of stock, except, among other reasons, as approved by the Board of Directors, such shares in excess of this limit shall automatically be exchanged for an equal number of shares of Excess Stock. Excess Stock have limited rights, may not be voted and are not entitled to any dividends.

The Company has a restricted stock plan which provides for the grant of restricted stock awards to key employees and directors of the Company. The plan allows for restricted stock awards of up to 350,000 shares each of Common Stock and Class A Common Stock. As of October 31, 2001, the Company has awarded 239,625 shares of Common stock and 142,875 shares of Class A Common stock to participants as an incentive for future services. None of the shares awarded were vested at October 31, 2001. The shares vest after five years. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period. For the years ended October 31, 2001, 2000 and 1999 amounts charged to expense totaled $769,000, $630,000 and $488,000 respectively.

In 1996, the Company's Board of Directors authorized a program to purchase up to 500,000 shares each of the Company's Common Stock and Class A Common Stock. As of October 31, 2001, the Company purchased and retired a total of 224,500 Common shares and 214,100 Class A Common shares under this program.

(10) STOCK OPTION PLAN

The Company has a stock option plan, as amended, whereby 824,093 Common shares and 743,003 Class A Common shares are reserved for issuance to key employees and non-employee Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant and are generally exercisable in installments over a maximum period of four years from the date of grant.

A summary of stock option transactions during the periods covered by these financial statements is as follows:

Year ended October 31                      2001                        2000                    1999
---------------------           ------------------------- --------------------------------------------------
                                                 Weighted                Weighted                    Weighted
                                     Number       Average    Number       Average    Number           Average
                                       Of      Exercise        of      Exercise        of           Exercise
Common Stock:                        Shares        Prices    Shares        Prices    Shares            Prices
-------------                        ------        ------    ------        ------    ------            ------
Balance at beginning of period        739,958       $6.91     736,843       $7.04     734,843           $7.09
Granted                                   ---         ---     593,000       $6.81       6,000           $7.69
Exercised                           (419,000)       $6.83         ---         ---         ---             ---
Canceled                              (5,898)       $7.54   (589,885)       $6.91     (4,000)          $12.70
                                      -------               ---------                 -------
Balance at end of period              315,060       $7.00     739,958       $6.91     736,843           $7.04
Exercisable                           222,060                 146,958                 698,597

Class A Common Stock:

Balance at beginning of period        739,464       $7.48     732,482       $7.10     730,482           $7.09
Granted                                   ---         ---     593,000       $7.13       6,000           $8.18
Exercised                            (24,859)       $7.38         ---         ---         ---             ---
Canceled                            (400,000)       $7.13   (586,018)       $6.96     (4,000)          $12.79
                                   ----------               ---------                 -------
Balance at end of period              314,605       $7.50     739,464       $7.48     732,482           $7.10
                                      221,605                 146,464                 694,405
Weighted  average  fair  value of
options granted during the year
    - Common Stock                        ---                   $0.18                   $0.55
    - Class A Common Stock                ---                   $0.12                   $0.59

At October 31, 2001, exercise prices of Common Shares and Class A Common Shares under option ranged from $6.29 to $9.03, for the Common Shares and $6.33 to $9.09, for the Class A Common Shares. Option expiration dates range for both classes of stock from April 2002 through July 2010 and the weighted average remaining contractual life of these options is 7.0 years.

As of October 31, 2001, options to acquire approximately 261,000 shares each of Common stock and Class A Common stock held by certain officers and directors of the Company permit the optionee to elect to receive either shares of Common stock of Class A Common stock or a combination of both. Upon an election to exercise shares of a class of common stock by the optionee, a comparable number of shares of the class of common stock not elected by such optionee is deemed cancelled and no longer available for future grants.

The fair value of the Company's stock options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended October 31, 2000 and 1999 (there were no grants in 2001):

                                                                                     Year ended October 31,
                                                                                         2000            1999
                                                                                         ----            ----
Risk-free interest rate                                                                 6.17%           5.65%
Expected dividend yields                                                           9.8%-10.9%            9.1%
Expected volatility                                                                     15.1%           23.6%
Weighted average option life                                                         10 Years        10 Years

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above. Had compensation cost for these options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the effect on the Company's net income and earnings per share in each of the three years ended October 31, 2001, 2000 and 1999 would have been immaterial.

Certain officers of the Company have exercised stock options to purchase Common shares and Class A Common shares of the Company and signed full recourse promissory notes which, at October 31, 2001 total $3,270,000 ($267,000 at October 31, 2000). The notes are secured by the shares issued. The notes are for 10 year terms and bear fixed interest at 2% over an applicable U.S. treasury note rate. Interest is payable quarterly. The exercise of the stock options and the notes receivable from officers represent non-cash financing activities and are therefore not included in the accompanying consolidated statements of cash flows. The notes are shown as a reduction in stockholders equity as "Notes receivable from officers/stockholders".

 (11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                           Year Ended October 31, 2001                  Year Ended October 31, 2000
                                           ---------------------------                  ---------------------------
                                                  Quarter Ended                                Quarter Ended
                                                  -------------                                -------------
                                      Jan 31     Apr 30    July 31     Oct 31     Jan 31      Apr 30    July 31     Oct 31
                                      ------     ------    -------     ------     ------      ------    -------     ------

Revenues                              $8,281     $8,702     $9,983     $9,127     $7,783      $7,682     $7,595     $7,949
                                      ======     ======     ======     ======     ======      ======     ======     ======

Net Income (1)                        $1,932     $2,276     $3,211     $6,268     $1,787      $3,067     $1,811     $1,924

Preferred Stock Dividends                786        787        787        787        786         787        787        787
                                         ---        ---        ---        ---        ---         ---        ---        ---

Net Income Applicable to
  Common and Class A
  Common Stockholders                 $1,146     $1,489     $2,424     $5,481     $1,001      $2,280     $1,024     $1,137
                                      ======     ======     ======     ======     ======      ======     ======     ======

Basic Earnings per Share:
Common                                  $.10       $.13       $.21       $.47       $.09        $.21       $.09       $.11
Class A Common                          $.11       $.14       $.24       $.52       $.10        $.23       $.10       $.12

Diluted Earnings per Share:
Common                                  $.10       $.12       $.21       $.45       $.09        $.20       $.09       $.11
Class A Common                          $.11       $.14       $.23       $.49       $.10        $.23       $.10       $.12


(1) Quarters ended October 31, 2001 and April 30, 2000 include gains on sales of real estate investments of $316,000 and $1,067,000 respectively. In addition, the quarter ended October 31, 2001 includes $3,884,000 representing the Company's proportionate share of the earnings of its unconsolidated joint venture, a component of which is the earnings from the sale of its retail property on September 17, 2001.

(12) SEGMENT REPORTING

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the years ended October 31, 2001, 2000 and 1999. Non-segment assets include cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments. The accounting policies of the segments are the same as those described in Note 1. (In thousands)


                                         Equity              Mortgage         Non
Year Ended October 31,                   Investments         Loans            Segment          Total
2001
Total Revenues                           $  35,346           $   302          $     445        $  36,093
                                         =========           =======          =========        =========
Net Operating Income                     $  23,412           $   302          $     445        $  24,159
                                         =========           =======          =========        =========
Total Assets                             $183,474            $3,507           $31,371          $218,352
                                         ========            ======           =======          ========

2000
Total Revenues                           $  30,242           $   376          $   391          $  31,009
                                         =========           =======          =======          =========
Net Operating Income                     $  19,378           $   376          $   391          $  20,145
                                         =========           =======          =======          =========
Total Assets                             $176,461            $2,379           $1,952           $180,792
                                         ========            ======           ======           ========

1999
Total Revenues                           $  28,666           $   302          $   462          $  29,430
                                         ==========          ========         ========         =========
Net Operating Income                     $  18,814           $   302          $   462          $  19,578
                                         ==========          ========         ========         =========
Total Assets                             $179,370            $2,500           $1,904           $183,774
                                         =========           =======          =======          ========

The reconciliation to net income for the combined reportable segments and for the Company is as follows:

Year Ended October 31,                                                                     2001             2000             1999
                                                                                           ----             ----             ----

Net Operating Income from Reportable Segments                                           $24,159          $20,145         $19,578
                                                                                        -------          -------         -------

Additions:
    Equity in earnings of unconsolidated Joint Venture                                    3,864              245              384
    Gains on sales of real estate investments                                               316            1,067            1,364
                                                                                            ---            -----           -----
Total Additions                                                                           4,180            1,312            1,748
Deductions:
     Interest expense                                                                     4,456            4,245            3,913
     Depreciation and amortization                                                        7,568            6,307            5,896
     General, administrative and other expenses                                           2,628            2,316            2,327
                                                                                          -----            -----           ------
Total Deductions                                                                         14,652           12,868           12,136
                                                                                         ------           ------           ------

Net Income                                                                               13,687            8,589            9,190
     Preferred stock dividends                                                          (3,147)          (3,147)           (3,147)
                                                                                        -------          -------          -------
Net Income Applicable to
     Common and Class A Common Stockholders                                             $10,540           $5,442         $ 6,043
                                                                                        =======           ======         =======

(13)  SUBSEQUENT EVENTS AND COMMITMENT

During fiscal 2001, the Company obtained a mortgage loan commitment from a commercial bank for $6 million secured by five office properties in Greenwich, Connecticut. The bank made an initial disbursement of $4.8 million with $1.2 million to be advanced. The $1.2 million, when advanced, will have a seven year term and bear interest at a fixed rate of 2% over the U.S. treasury rate determined at the date of close.

In November 2001, the Company repurchased 200,000 shares of its outstanding 8.99% Series B Cumulative Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with the preferred stockholder. The repurchased shares have a net carrying value of $19,121,000 at October 31, 2001.

In December 2001, the Company contracted to purchase a shopping center for $7,100,000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS To the Stockholders of Urstadt Biddle Properties Inc.:

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. and subsidiaries (the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended October 31, 2001. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Urstadt Biddle Properties Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                           ARTHUR ANDERSEN LLP



New York, New York
December 12, 2001

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2001
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
       COL. A    COL. B    COL. C          COL. D                     COL. E                    COL. F       COL.G/H    COL.I
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Cost Capitalized                                                     Life on which
                                  Initial           Subsequent                                                     depreciation for
                             Cost to Company      to Acquisition              Carried at Close of Period               building and
                              ---------------   ---------------------      ---------------------------------              in latest
                                                                                                Accumulated  Date      statement is
  Description                      Building &   Carrying   Building &         Building &        Depreciation constructed   computed
  and Location   Encumbrances Land Improvements  Costs   Improvements  Land  Improvements  TOTAL   (Note(b))  Acquired     (Note(d))
  -------------- ------------ ---- ------------  -----   ------------  ----  ------------  -----   ---------  ---------     -------
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT **   $4,800    $199     $795       $ -        $49        $199     $844       $1,043   $146       1993        31.5

Greenwich, CT **        -     111      444         -         22         111      466          577    163       1994        31.5

Greenwich, CT **        -     488    1,139         -         29         488    1,168        1,656     35       2000        31.5

Greenwich, CT **        -     570    2,359         -        180         570    2,539        3,109    227       1998        31.5

Greenwich, CT **        -     708    1,641         -          -         708    1,641        2,349     21       2001        31.5

Southfield, MI**        -   1,000   10,280         -      2,071       1,000   12,351       13,351  6,355       1983        35.0
                    -----   -----   ------        ---     -----       -----   ------       ------  -----
                    4,800   3,076   16,658         -      2,351       3,076   19,009       22,085  6,947
                    -----   -----   ------        ---     -----       -----   ------       ------  -----
Shopping Centers:
Springfield, MA         -   1,372    3,656         -     15,732       1,372   19,388       20,760  8,978       1970        40.0
Farmingdale, NY         -   1,027    4,174         -        182       1,027    4,356        5,383  1,163       1993        31.5
Somers, NY          1,858     821    2,600         -          2         821    2,602        3,423    630       1992        31.5
Somers, NY          6,315   1,834    7,383         -         15       1,834    7,398        9,232    509       1999        31.5
Briarcliff, NY      5,878   2,300    9,708         -      1,321       2,300   11,029       13,329    886       1998        40.0
Briarcliff, NY      4,126   2,222    5,185         -          -       2,222    5,185        7,407     33       2001        40.0
Wayne, NJ      *        -   2,492    9,966         -        488       2,492   10,454       12,946  2,488       1992        31.0
Eastchester, NY     4,695   1,500    6,128         -          3       1,500    6,131        7,631    613       1997        31.0
Meriden, CT             -   5,000   20,309         -      5,784       5,000   26,093       31,093  5,606       1993        31.5
Danbury, CT    *        -   3,850   15,811         -      4,454       3,850   20,265       24,115  3,516       1994        31.5
Tempe, AZ               -     493    2,284         -      1,079         493    3,363        3,856  1,845       1996        40.0
Carmel, NY          4,994   1,763    5,973         -      1,866       1,763    7,839        9,602  1,252       1995        31.5
Darien, CT         14,448   4,260   17,192         -        608       4,260   17,800       22,060  1,535       1998        40.0
                   ------   -----   ------        ---     -----       -----   ------       ------  -----
                   42,315  28,934  110,369         -     31,534      28,934  141,903      170,837 29,053
                   ------  ------  -------        ---    ------      ------  -------      ------- ------
Industrial Distribution Center
Dallas, TX ***          -            1,090         -          -           -    1,090        1,090    126       1970        40.0
St.Louis,MO***          -            1,166         -          -           -    1,166        1,166     97       1970        40.0
                       ---   ---     -----        ---        ---         ---   -----        -----    ---
                        -      -     2,256         -          -           -    2,256        2,256    223
                       ---   ---     -----        ---        ---         ---   -----        -----    ---
Mixed Use Facility: Retail/Office:
Briarcliff, NY          -    380     1,531         -      2,150         380    3,681        4,061    288       1999        40.0
Ridgefield, CT          -    900     3,793         -        639         900    4,432        5,332    581       1998        40.0
Newington, NH           -    726     1,997         -      4,342         726    6,339        7,065  3,353       1979        40.0
                       ---   ---     -----        ---     -----         ---    -----        -----  -----
                        -  2,006     7,321         -      7,131       2,006   14,452       16,458  4,222
                       --- -----     -----        ---     -----       -----   ------       ------  -----

Total             $47,115 $34,016 $136,604        $-    $41,016     $34,016 $177,620      $211,636 $40,445
                  ======= ======= ========        ===   =======     ======= ========      ======== =======


* Properties secure a $20 million secured revolving credit line. At October 31, 2001 there were no outstanding borrowings.
**Property secure a mortgage in the
amount of $6,000,000. At October 31, 2001 the Company had drawn $4,800,000 under this mortgage.
***Properties were previously accounted for as direct finance leases. During 2001 the leases were re-negotiated and the new leases were reclassified as operating leases. The residual values remaining under the finance leases were reclassed to real estate owned subject to operating leases and classified under "Intial cost to Company".

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2001
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

---------------------------------------------------------------------- ------------ ------------ ------------


NOTES:                                                                        2001         2000         1999
                                                                              ----         ----         ----

(a) RECONCILIATION OF REAL ESTATE
OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year                                              $192,233     $188,467     $166,083
Property improvements during the year                                       10,167        5,568        2,726
Property acquired during the year                                            9,758        1,627       23,134
Property sold during the year                                                (800)       (3,213)      (3,060)
Property reclassed from financing leases                                     2,252          ---          ---
Property assets fully written off                                          (1,974)        (216)        (416)
                                                                           -------     --------     --------
Balance at end of year                                                    $211,636     $192,233     $188,467
                                                                          ========     ========     ========


(b) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                               $35,768      $30,735      $27,763
Provision during the year charged to income                                  6,698        5,638        5,070
Property sold during the year                                                  ---         (358)      (1,659)
Property assets fully written off                                          (2,020)        (247)        (439)
                                                                           -------        -----        -----
Balance at end of year                                                     $40,446      $35,768      $30,735
                                                                           =======      =======      =======


(c) RECONCILIATION OF REAL ESTATE OWNED SUBJECT TO FINANCING LEASES

Balance at beginning of year                                                $2,543       $3,756       $5,005
Recovery of  investment  in  properties  owned  subject to  financing
leases and amortization of deferred renewal rights                           (191)      (1,213)      (1,249)
Property sold during the year                                                (100)          ---          ---
Reclassed to real estate owned subject to operating leases                 (2,252)          ---          ---
                                                                           -------          ---          ---
Balance at end of year                                                      $  ---       $2,543       $3,756
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


(f) The aggregate cost basis for Federal income tax purposes at October 31, 2001 is $218,076,000.

(g) In fiscal 2001, two of the Company's properties accounted for as direct finance leases were relet. The renegotiated leases were classified as operating leases. The residual value remaining under the finance leases were reclassed to Real Estate Owned Subject to Operating Leases.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2001
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
        COL. A                  COL. B           COL. C                         COL. D                 COL. E        COL. F
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Remaining Face
                               Interest Rate                                                            Amount of    Carrying Amount
                               -------------          Final                                             Mortgages       of Mortgage
                                                    Maturity                                            (Note (b))     (Note (a))
        Description          Coupon    Effective      Date         Periodic Payment Terms              (In Thousands) (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):
--------------------------------------------------------------------


Retail Store:
  Erie, PA                        9%        14%   1-Jul-13    Payable in monthly installments of
                                                              Principal and Interest of $10,787.             $939             $746

Retail Store:
  Riverside, CA                   9%        12%   15-Jan-13   Payable in quarterly installments of
                                                              Principal and Interest of  $54,313.           1,847            1,561
                                                                                                            ----------------------
Total First Mortgage Loans                                                                                  2,786            2,307
                                                                                                            ----------------------

II.  MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (e)):

Retail:
Clearwater, FL                 12.5%      12.5%   5-Oct-04    Payable only in monthly installments
                                                              of interest                                   1,200            1,200
                                                                                                           -----------------------
TOTAL MORTGAGE LOANS ON REAL ESTATE                                                                        $3,986           $3,507
                                                                                                           =======================

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2001
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)


NOTES TO SCHEDULE IV                                                         Year Ended October 31
                                                                             ---------------------

(a) Reconciliation of Mortgage Loans on Real Estate
                                                                   2001          2000          1999
                                                                   ----          ----          ----

Balance at beginning of period:                                $   2,379      $  2,500     $   2,607

 Deductions during the current period:
       Collections of principal and amortization of discounts        (72)         (121)         (107)

Additions during the current period:
       Mortgage Loan issued to Countryside Holdings, L.L.C. (e)     1,200             0             0
                                                              -------------------------------------------
Balance at end of period:                                        $  3,507      $  2,379     $   2,500
                                                              ===========================================


(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 2001 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.
(e) Loan secured by a collateral assignment and security agreement of the ownership interest in a limited liability corporation which owns underlying retail property

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           URSTADT BIDDLE PROPERTIES INC.

                                           By: /S/ Charles J Urstadt
                                           ------------------------------
                                           Charles J. Urstadt
                                           Chairman and Chief Executive Officer








Dated: January 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/S/ Charles J. Urstadt                                       January 25, 2002
------------------------------
Charles J. Urstadt
Chairman and Director
(Principal Executive Officer)


/S/ Willing L. Biddle                                         January 25, 2002
---------------------------
Willing L. Biddle
President and Director


/S/ James R. Moore                                            January 25, 2002
--------------------------
James R. Moore
Executive Vice President - Chief
  Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


/S/ E. Virgil Conway                                          January 25, 2002
---------------------------
E. Virgil Conway
Director

/S/ Robert R. Douglass                                        January 25, 2002
--------------------------
Robert R. Douglass
Director

/S/ Peter Herrick                                             January 25, 2002
-------------------------------
Peter Herrick
Director

/S/ George H.C. Lawrence                                       January 25,2002
------------------------
George H. C. Lawrence
Director

/S/ Charles D. Urstadt                                        January 25, 2002
-----------------------------
Charles D. Urstadt
Director

/S/ George J. Vojta                                           January 25, 2002
--------------------------------
George J. Vojta
Director

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report dated December 12, 2001 included in this Annual Report on Form 10-K for the year ended October 31, 2001 of Urstadt Biddle Properties Inc. into its previously filed Registration Statements on Form S-2 (No. 333-69858), Forms S-3 (No.33-57119 and No.333-64381), Form S-4 (No. 333-19113) and Forms S-8
(No.2-93146, No. 333-61765,No. 333-61767 and No. 33-41408).



                                                  ARTHUR ANDERSEN LLP





New York, New York
January 29, 2002

                                   EXHIBIT 21.1

                           SUBSIDIARIES OF THE COMPANY


323 Railroad Corporation, a Connecticut Corporation

UB Darien, Inc., a Connecticut Corporation

                                 EXHIBIT 10.17
                              WAIVER AND AMENDMENT




WAIVER AND AMENDMENT, dated as of September 14, 2001 (the "Amendment") to the Registration Rights Agreement, dated as of January 8, 1998 (as amended, the "Registration Rights Agreement"), by and among Urstadt Biddle Properties Inc. (formerly "HRE Properties, Inc." and hereinafter referred to as the "Company"), Cobalt Capital LLC, Wells Fargo & Company and Retirement Plan of the Bank of New York Company, Inc. (collectively, the "Initial Purchasers"). Capitalized terms used but not defined herein shall have the meanings given to them in the Registration Rights Agreement.

                               W I T N E S S E T H

         WHEREAS, the Borrower and the Initial Purchasers have entered into the Registration Rights Agreement;

         WHEREAS, the Initial Purchasers desire to waive certain of the obligations of the Company under the Registration Rights Agreement; and

         WHEREAS, the Company and the Initial Purchasers wish to implement certain amendments to the Registration Rights Agreement.

         NOW, THEREFORE, the parties hereto agree as follows:

1. Waiver of Section 2(a) of the Registration Rights Agreement. Section 2(a) of the Registration Rights Agreement, as such section exists before giving effect to the amendment set forth in Section 2 of this Amendment, is hereby waived. This waiver shall be limited precisely as drafted and shall not be construed to be an amendment or waiver of any other provision of the Registration Rights Agreement and shall be effective only in this specific instance.

2.  Amendment  of Section  2(a) of the  Registration  Rights  Agreement.
Section  2(a) of the  Registration  Rights

Agreement is hereby amended to read in full as follows:
"(a) The Company  shall  prepare  and file with the  Commission  a  Registration
Statement under the Securities Act relating to the offer and sale of the Registrable Securities and shall use its reasonable best efforts to cause the Commission to declare such Registration Statement to be effective under the Securities Act on or prior to December 31, 2001, all in accordance with the terms of this Agreement."

3. Miscellaneous.
(1) The Registration Rights Agreement, as affected by this Amendment, is and shall continue to be in full force and effect and is hereby in all respects ratified and confirmed. On and after the effective date of this Amendment, each reference in the Registration Rights Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Registration Rights Agreement shall be a reference to the Registration Rights Agreement as amended by this Amendment.

(2) This Amendment may be executed in any number of counterparts, each of which shall be and shall be taken to be an original, and all such counterparts shall together constitute one and the same instrument.

(3) THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PRINCIPLES THEREOF.

         IN WITNESS WHEREOF, the Company and the Initial Purchasers have caused this Amendment to be executed as of the date first above written.


URSTADT BIDDLE PROPERTIES INC.


By:/s/ James R. Moore
   ---------------------------------
         Name:  James R. Moore
         Title:   Treasurer


COBALT CAPITAL LLC

By:  CGA Investment Management, Inc.
         as Asset Manager


By:/s/ Brian J. Riordan
   ----------------------------------
         Name:    Brian J. Riordan
         Title:   Vice President


WELLS FARGO & COMPANY


By:/s/ Roger Wittlin
   ------------------------------------------
         Name:  Roger Wittlin
         Title:   Senior Vice President


RETIREMENT PLAN OF THE BANK OF NEW YORK
         COMPANY, INC.

By:  The Bank of New York, as Trustee



By:/s/  Mark A. Hemenetz
   ---------------------------------
         Name:    Mark A. Hemenetz
         Title:   Executive Vice President