Form 10-Q
period 2002-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2002-03-14
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended January 31,2002               Commission File Number 1-12803
       ---------------                                     -------

                         URSTADT BIDDLE PROPERTIES INC.
             (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                    04-2458042
--------                                                    ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)
321 Railroad Avenue, Greenwich, CT                             06830
-----------------------------------                           --------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (203) 863-8200 The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of period covered by this report were: 6,356,406 Common Shares, par value $.01 per share and 10,372,354 Class A Common Shares, par value $.01 per share Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 17 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 17 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--January 31, 2002 and October 31, 2001.

             Consolidated Statements of Income--Three months ended January 31, 2002 and 2001. Consolidated Statements of Cash Flows--Three months ended January 31, 2002 and 2001.

             Consolidated Statements of Stockholders' Equity--Three months ended January 31, 2002 and 2001.

             Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION


Item 1.           Legal  Proceedings

Item 6.           Exhibits and Reports on Form 8-K



SIGNATURES

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)

                                                                                                      January           October
ASSETS                                                                                                   2002              2001
                                                                                                         ----              ----
                                                                                                  (unaudited)
Real Estate Investments:
    Properties owned-- at cost, net of accumulated depreciation                                      $158,969          $160,152
    Properties available for sale - at cost, net of accumulated
      depreciation and recoveries                                                                      10,860            11,039
    Mortgage notes receivable                                                                           3,494             3,507
                                                                                                        -----             -----
                                                                                                      173,323           174,698

Cash and cash equivalents                                                                              21,424            34,080
Interest and rent receivable                                                                            4,578             3,826
Deferred charges, net of accumulated amortization                                                       3,531             3,477
Prepaid expenses and other assets                                                                       3,754             2,271
                                                                                                        -----             -----
                                                                                                     $206,610          $218,352
                                                                                                     ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                            $46,895           $47,115
    Accounts payable and accrued expenses                                                               2,227             2,670
    Deferred officers' compensation                                                                       214               230
    Other liabilities                                                                                   3,591             4,142
                                                                                                        -----             -----
                                                                                                       52,927            54,157
                                                                                                       ------            ------

Minority Interest                                                                                       3,788             4,365
                                                                                                        -----             -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
    Series B Senior Cumulative Preferred stock, (liquidation preference of $100
    per share); 150,000 and 350,000 shares issued and outstanding in 2002 and 2001                     14,341            33,462
                                                                                                       ------            ------

Stockholders' Equity:
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                                             -                 -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
    6,356,406 and 6,242,139 issued and outstanding shares in 2002 and 2001, respectively                   63                62
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
    10,372,354 and 9,600,019 issued and outstanding shares in 2002 and 2001 respectively                  104                96
    Additional paid in capital                                                                        170,679           162,763
    Cumulative distributions in excess of net income                                                 (28,860)          (31,654)
    Unamortized restricted stock compensation and notes receivable
      from officers/stockholders                                                                      (6,432)           (4,899)
                                                                                                      -------           -------

                                                                                                      135,554           126,368
                                                                                                      -------           -------
                                                                                                     $206,610          $218,352
                                                                                                     ========          ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                                                                     Three Months Ended January 31,
                                                                                  ---------------- ----------------
                                                                                             2002             2001
                                                                                             ----             ----
Revenues:
    Operating leases                                                                       $9,230           $8,128
    Lease termination income                                                                  515                -
    Interest and other                                                                        269              153
                                                                                              ---              ---
                                                                                           10,014            8,281
                                                                                           ------            -----

Operating Expenses:
    Property expenses                                                                       2,876            2,812
    Interest                                                                                  918            1,060
    Depreciation and amortization                                                           1,805            1,628
    General and administrative expenses                                                       755              695
    Directors' fees and expenses                                                               40               41
                                                                                               --               --
                                                                                            6,394            6,236
                                                                                            -----            -----

Operating Income before Minority Interests                                                  3,620            2,045

 Minority Interests in Results of Consolidated Joint Ventures                                 112              113
                                                                                              ---              ---

Net Income                                                                                  3,508            1,932

    Preferred Stock Dividends                                                               (487)            (786)

    Gain on repurchase of preferred stock                                                   3,071                -
                                                                                            -----            -----

Net Income Applicable to Common and Class A Common  Stockholders                           $6,092           $1,146
                                                                                           ======           ======

Basic Earnings per Share:
Common                                                                                       $.36             $.10
                                                                                             ====             ====
Class A Common                                                                               $.40             $.11
                                                                                             ====             ====

Weighted Average Number of Shares Outstanding:
Common                                                                                      6,002            5,541
                                                                                            =====            =====
Class A Common                                                                              9,870            5,172
                                                                                            =====            =====

Diluted Earnings Per Share:
Common                                                                                       $.35             $.10
                                                                                             ====             ====
Class A Common                                                                               $.38             $.11
                                                                                             ====             ====

Weighted Average Number of  Shares Outstanding:
Common and Common Equivalent                                                                6,313            5,639
                                                                                            =====            =====
Class A Common and Class A Common Equivalent                                               10,333            5,639
                                                                                           ======            =====


The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (In thousands)

                                                                                  Three Months Ended January 31,

                                                                                               2002         2001
                                                                                                 ----         ----
         Operating Activities:
         Net income                                                                          $3,508       $1,932
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                                    1,805        1,628
             Compensation recognized relating to restricted stock                               224          175
             Recovery of investment in properties owned
                subject to financing leases                                                       -          191
             Equity in income of unconsolidated joint venture                                     -          (4)
             (Increase) in interest and rent receivable                                       (751)        (535)
             (Decrease) in accounts payable and accrued expenses                              (443)         (33)
             (Increase)  in other assets and other liabilities, net                         (2,017)        (485)
                                                                                            -------        -----
             Net Cash Provided by Operating Activities                                        2,326        2,869
                                                                                              -----        -----

         Investing Activities:
             Improvements to properties and deferred charges                                  (502)      (3,971)
             Distributions received from unconsolidated joint venture                             -          250
             Investment in unconsolidated joint venture                                           -         (99)
             Payments received on mortgage notes receivable                                      14           32
                                                                                            -------       ------

             Net Cash (Used in) Investing Activities                                          (488)      (3,788)
                                                                                            -------      -------

         Financing Activities:
             Proceeds from mortgage notes payable and  bank loans                                 -        4,950
             Sales of additional Common and Class A Common Shares                             6,168        1,520
             Dividends paid on Common and Class A Common Shares                             (3,298)      (2,116)
             Dividends paid on Preferred Stock                                                (487)        (786)
             Distribution to minority partners                                                (600)            -
             Repurchase of Preferred Shares                                                (16,050)            -
             Payments on mortgage notes payable                                               (227)      (2,139)
                                                                                              -----      -------

             Net Cash (Used in)  Provided by Financing Activities                          (14,494)        1,429
                                                                                           --------        -----

         Net (Decrease) Increase In Cash and Cash Equivalents                              (12,656)          510

         Cash and Cash Equivalents at Beginning of Period                                    34,080        1,952
                                                                                             ------        -----

         Cash and Cash Equivalents at End of Period                                         $21,424       $2,462
                                                                                            =======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (In thousands, except shares and per share data)

                                                                                                  Unamortized
                                    Common Stock    Class A Common Stock                          Restricted
                                    ------------      ----------------             (Cumulative    Stock
                                 Outstanding         Outstanding        Additional Distributions  Compensation
                                  Number of   Par     Number of     Par   Paid In  In Excess of   and Notes
                                    Shares   Value      Shares     Value  Capital   Net Income)   Receivable   Total
                                    ------   -----      ------     -----   -------  -----------   ----------   -----



Balance - October 31 2000            5,557,387    $55   5,356,249    $54     $122,448  $(33,397)  $(1,979)    $87,181
Net Income applicable to Common
and Class A Common stockholders             -       -           -      -            -      1,146         -      1,146
Cash dividends paid :
  Common Stock ($.18 per share)             -       -           -      -            -    (1,078)         -    (1,078)
  Class A Common Stock ($.20
  per share)                                -       -           -      -            -    (1,038)         -    (1,038)
Sale of additional shares             200,000       2       5,000      -        1,433          -         -      1,435
Sale of additional shares
  under dividend reinvestment plan      5,248       -       6,413      -           85          -         -         85
Shares issued under restricted
 stock plan                            48,000       -      48,000      -          686          -     (686)          -
Amortization of restricted stock
  compensation                              -       -           -      -            -          -       175        175
Shares issued upon exercise of
  stock options                       419,000       5      19,000      -        2,998          -         -      3,003
Note from officer upon exercise
   of stock options                         -       -                  -            -          -   (3,003)    (3,003)
                                     ---------    ---   ---------    ---     --------  ---------  -------     -------
Balances - January 31, 2001          6,229,635    $62   5,434,662    $54     $127,650  $(34,367)  $(5,493)    $87,906
                                     =========    ===   =========    ===     ========  =========  ========    =======

Balance - October 31 2001            6,242,139    $62   9,600,019    $96     $162,763  $(31,654)  $(4,899)   $126,368
Net Income applicable to Common
and Class A Common stockholders             -       -           -       -           -      6,092         -      6,092
Cash dividends paid :
  Common Stock ($.185 per share)            -       -           -       -           -    (1,175)         -    (1,175)
  Class A Common Stock ($.205
  per share)                                -       -           -       -           -    (2,123)         -    (2,123)
Sale of additional shares                   -       -     699,222     8         6,070          -         -      6,078
Sale of additional shares
  under dividend reinvestment plan      3,892       -       5,188       -          90          -         -         90
Shares issued under restricted
  stock plan                          110,375       1      43,425       -       1,577          -   (1,578)          -
Amortization of restricted stock
  compensation                              -       -           -       -           -          -       224        224
Exercise of stock options                   -       -      24,500       -         179          -         -        179
Note from officer upon exercise of
 stock options                              -       -           -       -           -          -     (179)      (179)
                                     ---------    ---  ----------    ----    --------    -------  --------   --------
Balances - January 31, 2002          6,356,406    $63  10,372,354    $104    $170,679   $(28,860) $(6,432)   $135,554
                                     =========    ===  ==========    ====    ========    =======  ========   ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc., (the "Company") is a Maryland corporation that has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. A REIT, that among other things, distributes at least 90% of its REIT taxable income will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies and intends to continue to qualify as a REIT. The Company is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of January 31, 2002, the Company owned 24 properties containing a total of 2.6 million gross leasable square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2001. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                    Three Months Ended
                                                                                          January
                                                                                ----------- -------------
                                                                                      2002          2001
                                                                                      ----          ----
Numerator
Net income  applicable to common stockholders - basic                               $2,159          $563
Effect of dilutive securities:
  Operating partnership units                                                           23            13
                                                                                        --            --
Net income applicable to common stockholders - diluted                              $2,182          $576
                                                                                    ======          ====

Denominator
Denominator for basic EPS-weighted average common shares                             6,002         5,541
Effect of dilutive securities:
  Stock options and awards                                                             311            98
                                                                                       ---            --
Denominator for diluted EPS - weighted average common
  equivalent shares                                                                  6,313         5,639
                                                                                     =====         =====

Numerator
Net income applicable to Class A common Stockholders-basic                          $3,933          $583
Effect of dilutive securities:
  Operating partnership units                                                           23            56
                                                                                        --            --
Net income applicable to Class A common Stockholders - diluted                      $3,956          $639
                                                                                    ======          ====

Denominator
Denominator for basic EPS - weighted average Class A common shares                   9,870         5,172
Effect of dilutive securities:
  Stock options and awards                                                             208            84
  Operating partnership units                                                          255           383
                                                                                       ---           ---
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                                  10,333         5,639
                                                                                    ======         =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the three months ended January 31, 2002 and 2001 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

New Accounting Pronouncement

In 2001, the Financial Accounting Standards Board issued Statement No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" which updates and clarifies the accounting and reporting for the impairment of assets held in use and be disposed of. The Statement, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company expects to adopt the provisions of the Statement in fiscal 2003, and does not expect the Statement to have a material impact on the Company's financial position or results of operations.

2.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At January 31, 2002, the Company had eight nonrecourse mortgage notes payable totaling $46,895,000 due in installments over various terms extending to the fiscal year 2011 and at fixed rates of interest ranging from 6.24% to 8.13%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $72.7 million as of January 31, 2002.

The Company has a $20 million secured revolving credit loan agreement which expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The Company also has a $20 million unsecured line of credit arrangement with a bank. The line of credit expires in fiscal 2003 and outstanding borrowings bear interest at the prime + 1/2 or LIBOR + 2 1/2%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's evaluation of certain conditions. There were no borrowings outstanding under either line of credit at January 31, 2002.

3.       PREFERRED STOCK

In November 2001, the Company repurchased 200,000 shares of its outstanding 8.99 % Series B Cumulative Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a preferred stockholder. The repurchased shares had a net carrying value of $19,121,000. In connection with this transaction, the Company recorded a gain on the repurchase of preferred stock of $3,071,000.


4.       STOCKHOLDERS EQUITY

On October 31, 2001, the Company completed a secondary offering of 4,800,000 shares of its Class A Common stock in an underwritten public offering. In connection with the offering, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 720,000 additional shares of Class A Common stock to cover over-allotments. On November 26, 2001, the underwriters exercised an option for 699,222 shares that resulted in net proceeds to the Company (after deducting underwriting fees and expenses) of $6,078,000.

In January 2002, an officer of the Company exercised stock options to purchase 24,500 shares of Class A Common stock at various exercise prices ranging from $6.90 per share to $7.71 per share. The officer signed a full recourse promissory note in the amount of $178,893 in favor of the Company to purchase the shares. The note bears interest at a fixed rate of 7.11%, is due in 2012 and the shares issued upon exercise of the stock options have been pledged as additional collateral for the note. The note is shown as a reduction in stockholders' equity as "Notes receivable from officers/stockholders". The exercise of the stock options and the note receivable from officer represent non-cash financing activities and are therefore not included in the accompanying 2002 consolidated statement of cash flows.

The Company has a restricted stock plan which provides for the grant of restricted stock awards to key employees and directors of the Company. The plan allows for restricted stock awards of up 350,000 shares each of Class A Common stock and Common stock. During the three months ended January 31, 2002, the Company awarded 43,425 shares of Class A Common stock and 110,375 shares of Common stock to participants in the Plan as an incentive for future services. The shares vest after five years. As of January 31, 2002, the Company has awarded 350,000 shares of Common stock and 186,300 shares of Class A Common Stock to participants in the plan. None of the shares awarded through January 31, 2002 are vested. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unamortized restricted stock compensation is being amortized to expense over the five year vesting period.

5.       SEGMENT REPORTING

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

The revenues, net operating income and assets for each of the reportable segments are summarized in the following tables for the three month period ended January 31, 2002 and 2001. Non-segment assets include certain cash and cash equivalents, interest receivable, and other assets. The non-segment revenues consist principally of interest income on temporary investments. The accounting policies of the segments are the same as those described in Note 1. (In thousands)

                                         Equity              Mortgage         Non
Quarter Ended January 31,                Investments         Loans            Segment          Total

2002
Total Revenues                           $   9,745           $   116          $     153        $  10,014
                                         =========           =======          =========        =========
Net Operating Income                     $   6,757           $   116          $     153        $   7,026
                                         =========           =======          =========        =========
Total Assets                             $ 188,046           $ 3,494          $  15,070        $ 206,610
                                         =========           =======          =========        =========

2001
Total Revenues                           $   8,153           $     81         $      47        $    8,281
                                         =========           ========         ==========       ==========
Net Operating Income                     $   5,228           $     81         $      47        $    5,356
                                         =========           ========         =========        ==========
Total Assets                             $ 180,892           $  2,346         $   1,274        $  184,512
                                         =========           ========         =========        ==========

The reconciliation to net income for the combined segments and for the Company is as follows:

Quarter Ended January 31                                                                      2002              2001
                                                                                              ----              ----

Net operating income from reportable segments                                               $7,026            $5,356
                                                                                            ------            ------

Deductions:
     Interest expense                                                                          918             1,060
     Depreciation and amortization                                                           1,805             1,628
     General, administrative and other expenses                                                795               736
                                                                                               ---               ---
Total Deductions                                                                             3,518             3,424
                                                                                             -----             -----

Net Income                                                                                   3,508             1,932

     Preferred stock dividends                                                               (487)             (786)

      Gain on repurchase of preferred stock                                                  3,071                 -
                                                                                             -----            ------

Net Income Applicable to Common and Class A Common Stockholders                             $6,092            $1,146
                                                                                            ======            ======


6.       SUBSEQUENT EVENTS AND COMMITMENTS

In March 2002, the Company acquired a 33,000 square foot shopping center in Danbury Connecticut for a purchase price of approximately $7.1 million. In connection with the acquisition, the Company assumed a non-recourse first mortgage loan of $2.1 million at a fixed interest rate of 8.375% and a remaining term of 3 years.

In March 2002, the Company exercised an option to extend a mortgage loan in the amount of $1,848,000 for an additional five year term at a fixed interest rate of 6.31% per annum. The loan was scheduled to mature on March 1, 2002.

 During fiscal 2001, the Company obtained a mortgage loan from a commercial bank for $6 million secured by five office properties in Greenwich, Connecticut. The bank made an initial disbursement of $4.8 million with $1.2 million to be advanced. In February 2002, the bank advanced the remaining $1.2 million at a fixed interest rate of 6.29% per annum.

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

Liquidity and Capital Resources

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company believes that its net cash provided by operations is sufficient to fund its short-term liquidity requirements for fiscal 2002. The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), proceeds from sales of real estate investments and/or the issuance of equity securities.

At January 31, 2002, the Company had cash and cash equivalents of $21.4 million compared to $34.1 million at October 31 2001. The Company's cash position reflects the reinvestment into short-term liquid marketable securities of a portion of the proceeds realized from the sale of additional Class A Common shares in a public offering.

In October 2001, the Company completed a secondary offering of 4,800,000 shares of its Class A Common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were $41.1 million. The Company also granted the underwriters an option, exercisable for 30 days, to purchase up to 720,000 additional shares of Class A Common stock to cover over-allotments. On November 26, 2001 the underwriters exercised an option for 699,222 shares which resulted in net proceeds to the Company of $6.1 million. It is anticipated that the Company will use the proceeds of this offering for, among other things, acquisitions of properties, capital improvements (including tenant improvements) and debt repayment.

In November 2001, the Company repurchased 200,000 shares of its outstanding 8.99% Series B Cumulative Preferred Stock for a purchase price of $16,050,000. The repurchase was effected in a negotiated transaction with the preferred stockholder. A portion of the proceeds received from the sale of Class A Common stock was utilized to repurchase these shares.

The Company has a $20 million secured revolving credit facility with a bank which expires in fiscal 2005 and a conditional $20 million unsecured revolving line of credit with the same bank which expires in fiscal 2003. The revolving credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no outstanding borrowings on either line of credit at the end of the Company's first quarter of fiscal 2002.

In a prior year, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio on the self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. At January 31, 2002, the non-core properties comprise two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States).

The Company expects to make real estate investments periodically. In March 2002, the Company purchased a neighborhood shopping center containing 33,000 square feet of leasable space at a purchase cost of approximately $7.1 million. The property was acquired subject to a first mortgage loan of approximately $2.1 million. The Company is also in discussion with the owners of other shopping centers to acquire additional shopping centers, however no assurance can be given that any such discussion will result in an acquisition. The Company also invests in its existing properties and, in the first three months of fiscal 2002, incurred approximately $.5 million to complete tenant improvements and related tenant allowances in connection with the Company's core property leasing activities. The Company expects to spend approximately $2.1 million to complete its known leasing related costs during fiscal 2002.

Funds from Operations

The Company considers Funds From Operations ("FFO") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)) plus depreciation and amortization, excluding gains (or losses) from sales of property, and after adjustments for unconsolidated joint ventures. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indicator of the Company's operating performance or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the three month periods ended January 31, 2002 and 2001 (amounts in thousands):

                                                                                        Three months ended January 31

                                                                                               2002             2001
                                                                                               ----             ----
Net Income Applicable to Common and Class A Common Stockholders                              $6,092           $1,146

Plus: Real property depreciation,                                                             1,132            1,232
        Amortization of tenant improvements and allowances                                      535              333
        Amortization of deferred leasing costs                                                  138              149
        Adjustments for unconsolidated joint venture                                              -              168
Less: Gain on repurchase of preferred stock                                                  (3,071)                -
                                                                                            -------           ------
Funds from Operations                                                                        $4,826           $3,028
                                                                                             ======           ======


Results of Operations

Revenues

For the three months ended January 31, 2002 total revenues increased 20.9% to $10.0 million compared to $8.1 million in the corresponding period in fiscal 2001. Revenues from operating leases increased 13.6% to $9.2 million in the first three months of fiscal 2002, as compared with $8.3 million for the corresponding three month period in fiscal 2001. The increase in operating lease revenues results principally from new leasing of previously vacant space and additional operating rents from recently acquired properties. Rents from recently acquired properties increased revenues by $334,000 in the three month period ended January 31, 2002. The Company also recorded a payment in the amount of $515,000 received from a tenant who terminated its lease during the quarter.

At January 31, 2002, the Company's portfolio of core properties was 98% leased. The Company's non-core properties are 100% leased. In March 2002, a lease for 94,000 square feet of leasable space in the Company's Southfield, Michigan office building is schedule to expire. The tenant has notified the Company of its intent to negotiate a new lease for approximately 32,500 square feet. The Company is seeking replacement tenants for the balance of the tenant's space.

Interest income increased to $269,000 from $153,000 in fiscal 2001's first quarter primarily from the reinvestment into short-term liquid marketable securities of the proceeds realized by the Company from the sale of additional Class A Common shares in a public offering and a new $1.2 million mortgage note receivable with an interest rate of 12.5%.

Expenses

Total expenses, including depreciation and amortization, increased 2.5% to $6.4 million in the first quarter of fiscal 2002 compared to $6.2 million in the same period last year. The largest expense category is Property Expenses of the real estate properties. Although this category remained unchanged in the first quarter 2002, snow removal expenses and utility costs decreased as a result of a mild winter in the Northeast. An increase in maintenance and repairs offset the savings in snow removal costs.

Interest expense decreased from the repayment of $28.3 million of outstanding bank revolving credit line borrowings and a $4.2 million mortgage loan (with a fixed interest rate of 9.75%) in the fourth quarter of fiscal 2001.

Depreciation and amortization increased $177,000 in the three month period ended January 31, 2002 compared to the same period in fiscal 2001 from the expenditure in fiscal 2002 and 2001 of $8.2 million for capital improvements, tenant allowances and deferred leasing costs and $9.5 million of properties acquired during the period.

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

As of January 31, 2002, the Company had no outstanding borrowings under its secured and unsecured line of credit arrangements. During the three month period ended January 31, 2001, the average variable rate indebtedness outstanding during such periods had combined weighted average interest rates of 8.3%. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by approximately $32,000 in the first quarter of fiscal 2001.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of January 31, 2002 the Company had no other material exposure to market risk.

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


Item 6.           Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                  During the first quarter of fiscal 2002, the Registrant filed with the Commission:

(1)                     A Current Report on Form 8-K dated November 1, 2001.
                        Such report referred under Item 5 to an announcement by the Registrant that a Registration Statement filed with the Commission in connection with the Company's public offering of 4,800,000 share of Class A Common Stock was declared effective on October 25, 2001.
(2)                     A Current  Report on Form 8-K dated November 30, 2001.
                        Such report referred under Item 5 to the repurchase of 200,000 shares of the Registrant's outstanding 8.99% Series B Senior Cumulative Preferred Stock.

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

                                                 URSTADT BIDDLE PROPERTIES INC.
                                                 ------------------------------
                                                  (Registrant)

                                                 By /s/ Charles J. Urstadt

                                                 Charles J. Urstadt
                                                 Chairman and
                                                 Chief Executive Officer

                                                 By: /s/ James R. Moore

                                                 James R. Moore
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
Dated: March 13, 2002                          and Principal Accounting Officer)