Form 10-Q
period 2002-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2002-06-11
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended April 30, 2002           Commission File Number 1-12803
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

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of the period covered by this report were: 6,375,478 Common Shares, par value $.01 per share and 10,383,187 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 19 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 19 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

                  Consolidated Balance Sheets--April 30, 2002 and October 31, 2001.

                  Consolidated Statements of Income--Six months ended April 30, 2002 and 2001; Three months ended April 30, 2002 and 2001

                  Consolidated Statements of Cash Flows--Six months ended April 30, 2002 and 2001.

                  Consolidated Statements of Stockholders' Equity--Six months ended April 30, 2002.

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


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders

Item 6.      Exhibits and Reports on Form 8-K.

SIGNATURES

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                        April 30        October 31
                                                                                                            2002              2001
                                                                                                            ----              ----
ASSETS                                                                                               (unaudited)
Real Estate Investments:
    Core properties-- at cost, net of accumulated depreciation                                          $165,079          $160,152
    Non-core properties - at cost, net of accumulated depreciation                                        12,302            11,039
    Mortgage notes receivable                                                                              3,479             3,507
                                                                                                           -----             -----
                                                                                                         180,860           174,698

Cash and cash equivalents                                                                                 17,321            34,080
Interest and rent receivable, net of allowances of $577 and $411 in 2002 and 2001 respectively             4,464             3,826
Deferred charges, net of accumulated amortization                                                          3,588             3,477
Prepaid expenses and other assets                                                                          5,070             2,271
                                                                                                           -----             -----
                                                                                                        $211,303          $218,352
                                                                                                        ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                               $49,869           $47,115
    Accounts payable and accrued expenses                                                                  3,365             2,670
    Deferred officers' compensation                                                                          236               230
    Other liabilities                                                                                      3,604             4,142
                                                                                                           -----             -----
                                                                                                          57,074            54,157
                                                                                                          ------            ------

Minority Interests                                                                                         4,127             4,365
                                                                                                           -----             -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
    Series B Senior Cumulative Preferred stock, (liquidation preference of $100
    per share); 150,000 and 350,000 shares issued and outstanding in 2002 and 2001                        14,341            33,462
                                                                                                          ------            ------

Stockholders' Equity:
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                                                -                 -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
    6,375,478 and 6,242,139 issued and outstanding shares in 2002 and 2001, respectively                      64                62
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
    10,383,187 and 9,600,019 issued and outstanding shares in 2002 and 2001, respectively                    104                96
    Additional paid in capital                                                                           170,919           162,763
    Cumulative distributions in excess of net income                                                    (29,137)          (31,654)
    Unamortized restricted stock compensation and  officers notes receivable                             (6,189)           (4,899)
                                                                                                         -------           -------

                                                                                                         135,761           126,368
                                                                                                         -------           -------
                                                                                                        $211,303          $218,352
                                                                                                        ========          ========

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data)

                                                                                  Six Months Ended              Three Months Ended
                                                                                     April 30                        April 30
                                                                                 -------------------         ---------------------
                                                                                 2002           2001         2002             2001
                                                                                 ----           ----         ----             ----
Revenues:
   Operating leases                                                           $19,434        $16,668       $9,689           $8,540
   Interest and other                                                             551            315          282              162
                                                                                  ---            ---          ---              ---
                                                                               19,985         16,983        9,971            8,702
                                                                               ------         ------        -----            -----
Operating Expenses:
    Property expenses                                                           5,796          5,583        2,920            2,771
    Interest                                                                    1,880          2,146          962            1,086
    Depreciation and amortization                                               3,623          3,342        1,818            1,714
    General and administrative expenses                                         1,510          1,404          755              709
    Directors' fees and expenses                                                   86             74           46               33
                                                                               ------         ------        -----            -----
                                                                               12,895         12,549        6,501            6,313
                                                                               ------         ------        -----            -----

Operating Income before Minority Interests                                      7,090          4,434        3,470            2,389

Minority Interests in Results of Consolidated Joint Ventures                     214             226          102              113
                                                                                 ----          -----        -----            -----
Net Income                                                                      6,876          4,208        3,368            2,276

   Preferred Stock Dividends                                                    (824)        (1,573)        (337)            (787)

   Excess of Repurchase of Preferred Stock                                      3,071              -           -                 -
                                                                                -----         ------       ------           ------
Net Income Applicable to Common and Class A Common
    Stockholders                                                               $9,123         $2,635       $3,031           $1,489
                                                                               ======         ======       ======           ======

Basic Earnings Per Share:
Common                                                                           $.53           $.23         $.18             $.13
                                                                                 ====           ====         ====             ====
Class A Common                                                                   $.59           $.25         $.20             $.14
                                                                                 ====           ====         ====             ====

Weighted Average Number of Shares Outstanding:
Common                                                                          6,013          5,761        6,024            5,990
                                                                                =====          =====        =====            =====
Class A Common                                                                  9,980          5,184       10,095            5,198
                                                                                =====          =====       ======            =====

Diluted Earnings Per Share:
Common                                                                           $.52           $.23         $.17             $.12
                                                                                 ====           ====         ====             ====
Class A Common                                                                   $.57           $.25         $.19             $.14
                                                                                 ====           ====         ====             ====

Weighted Average Number of Shares Outstanding:
Common and Common Equivalent                                                    6,371          5,887        6,374            6,143
                                                                                =====          =====        =====            =====
Class A Common and Class A Common Equivalent                                   10,524          5,622       10,664            5,593
                                                                               ======          =====       ======            =====

Dividends Paid Per Share:
Common                                                                           $.37           $.36        $.185             $.18
                                                                                 ====           ====        =====             ====
Class A Common                                                                   $.41           $.40        $.205             $.20
                                                                                 ====           ====        =====             ====

       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)

                                                                                                      Six Months Ended April 30,

                                                                                                         2002               2001
                                                                                                         ----               ----
      Operating Activities:
      Net income                                                                                       $6,876             $4,208
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                                 3,623              3,342
          Compensation expense relating to restricted stock                                               468                374
          Recovery of investment in properties owned
             subject to financing leases                                                                    -                291
          Equity in income of unconsolidated joint venture                                                  -                  8
          (Increase) in interest and rent receivable                                                    (638)              (223)
          Increase in accounts payable and accrued expenses                                               695              1,124
          (Increase) in other assets and other liabilities, net                                       (1,799)              (414)
                                                                                                      -------              -----
          Net Cash Provided by Operating Activities                                                     9,225              8,710
                                                                                                        -----              -----

      Investing Activities:
          Acquisition of property                                                                     (5,043)                  -
          Acquisition of minority interest                                                            (1,250)            (1,013)
          Deposits on acquisitions                                                                    (1,500)              (150)
          Improvements to properties and deferred charges                                             (1,568)            (6,277)
          Investment in unconsolidated joint venture                                                        -              (264)
          Distributions received from unconsolidated joint venture                                          -                750
          Payments received on mortgage notes receivable                                                   28                 56
          Net proceeds from sales of properties                                                           275                  -
                                                                                                      -------            -------

          Net Cash Used in Investing Activities                                                       (9,058)            (6,898)
                                                                                                      -------            -------

      Financing Activities:
          Sales of additional Common and Class A Common shares                                          6,408              1,652
          Payments on mortgage notes payable                                                            (454)            (2,306)
          Proceeds from mortgage notes payable                                                          1,200              4,950
          Dividends paid on Common and Class A Common shares                                          (6,606)            (4,325)
          Dividends paid on Preferred Stock                                                             (824)            (1,573)
          Repurchase of preferred shares                                                             (16,050)                  -
          Distribution to minority partners                                                             (600)                  -
                                                                                                     -------             -------

          Net Cash Used in Financing Activities                                                      (16,926)            (1,602)
                                                                                                     --------            -------

      Net (Decrease) Increase In Cash and Cash Equivalents                                           (16,759)                210
      Cash and Cash Equivalents at Beginning of Period                                                 34,080              1,952
                                                                                                       ------              -----

      Cash and Cash Equivalents at End of Period                                                      $17,321             $2,162
                                                                                                      =======             ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except shares and per share data)



                                         Common Stock     Class A Common Stock                          Unamortized
                                         ------------     -----------------              Cumulative     Restricted Stock
                                    Outstanding         Outstanding           Additional Distributions  Compensation and
                                      Number of     Par   Number of       Par    Paid In  In Excess of  Officer Notes
                                         Shares   Value      Shares     Value    Capital   Net Income)  Receivable       Total
                                    -----------   -----  ----------     -----   --------   -----------  ------------     -----


Balances - October 31, 2001            6,242,139    $62   9,600,019    $96      $162,763     $(31,654)    $(4,899)       $126,368
Net Income Applicable to Common and
  Class A Common stockholders                  -      -           -     -              -        9,123            -          9,123
Cash dividends paid :
  Common Stock ($.37  per share)               -      -           -     -              -      (2,354)            -        (2,354)
  Class A Common Stock ($.41 per               -      -           -     -              -      (4,252)            -        (4,252)
share)
Sales of additional shares                     -      -     699,222     8          6,061            -            -          6,069
Sales of additional shares
  under dividend reinvestment plan         7,202      -      10,115     -            181            -            -            181
Shares issued under restricted stock     110,375      2      43,425     -          1,577            -      (1,579)              -
plan
Exercise of stock options                 15,762      -      30,406     -            337            -            -            337
Amortization of restricted stock
  compensation                                 -      -           -     -              -            -          468            468
Note from officer  upon exercise of
stock
  options                                             -                    -                                 (179)          (179)
                                       ---------    ---  ----------    ----     --------    --------      --------       --------
Balances - April 30, 2002              6,375,478    $64  10,383,187    $104     $170,919    $(29,137)     $(6,189)       $135,761
                                       =========    ===  ==========    ====     ========    =========     ========       ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc., (the "Company") is a Maryland corporation that has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. A REIT, that among other things, distributes at least 90% of its REIT taxable income will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies and intends to continue to qualify as a REIT. The Company is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of April 30, 2002, the Company owned 25 properties containing a total of 2.6 million gross leasable square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and six-month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2001. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                            Six Months Ended    Three Months Ended
                                                                                                 April 30,            April 30,
                                                                                            2002        2001        2002     2001
                                                                                            ----        ----        ----     ----
Numerator
Net income  applicable to Common stockholders - basic                                     $3,213      $1,318      $1,061     $758
Effect of dilutive securities:
  Operating partnership units                                                                70           14         30         1
                                                                                          ------      ------      ------     ----
Net income applicable to Common Stockholders - diluted                                    $3,283      $1,332      $1,091     $759
                                                                                          ======      ======      ======     ====

Denominator
Denominator for basic EPS-weighted average Common shares                                   6,013       5,761       6,024    5,990
Effect of dilutive securities:
  Stock options and awards                                                                   303         126         295      153
  Operating partnership units                                                                 55           -          55        -
                                                                                           -----       -----       -----    -----
Denominator for diluted EPS - weighted average Common equivalent shares                    6,371       5,887       6,374    6,143
                                                                                           =====       =====       =====    =====

Numerator
Net income applicable to Class A Common stockholders - basic                              $5,910      $1,317      $1,970     $731
Effect of dilutive securities:
Operating partnership units                                                                  110         110          60       54
                                                                                          ------      ------      ------     ----
Net income applicable to Class A Common stockholders - diluted                            $6,020      $1,427      $2,030     $785
                                                                                          ======      ======      ======     ====

Denominator
Denominator for basic EPS - weighted average Class A Common shares                         9,980       5,184      10,095    5,198
Effect of dilutive securities:
  Stock options and awards                                                                   234         112         259      140
  Operating partnership units                                                                310         326         310      255
                                                                                          ------       -----      ------    -----
Denominator for diluted EPS - weighted average Class A Common equivalent shares
                                                                                          10,524       5,622      10,664    5,593
                                                                                          ======       =====      ======    =====


The weighted average Common equivalent shares and Class A Common equivalent shares for the three-month and six-month periods ended April 30, 2001 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive. These operating partnership units represent minority interests in the joint ventures which are exchangeable into either Common shares or Class A Common shares of the Company.


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

2.       CORE PROPERTIES

In March 2002, the Company completed the acquisition of a 33,000 square foot shopping center in Danbury, Connecticut. The property was acquired for $7.0 million and the assumption of a first mortgage loan of $2.0 million at a fixed interest rate of 8.375%. The assumption of the first mortgage represents a non-cash financing activity and is therefore not included in the accompanying 2002 consolidated statement of cash flow.

On February 14, 2002, the Company sold 88 acres of undeveloped land, located adjacent to its Carmel, New York shopping center. The Company received net proceeds of $269,000 and recorded a loss on the sale of $6,200.

3.       NON- CORE PROPERTIES

The Board of Directors authorized a plan to sell all of the non-core properties of the Company over a period of several years. At April 30, 2002, the non-core properties, consist of two distribution and service properties, one office building and one retail property located outside the Northeast region of the United States.

On April 30, 2002, the Company acquired the remaining 15% partnership interest in a consolidated joint venture, which owned the Giffels Building, an office building in Southfield, Michigan at a purchase cost of $1.25 million. The Company had previously owned a 85% general partner interest in the property.

4.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At April 30, 2002, the Company had nine non-recourse mortgage notes payable totaling $49,869,000 due in installments over various terms extending to fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $81.6 million as of April 30, 2002.

During fiscal 2001, the Company obtained a mortgage loan commitment from a commercial bank for $6 million secured by five office properties in Greenwich, Connecticut having a net carrying value of $8.1 million at April 30, 2002. The bank made an initial disbursement of $4.8 million in fiscal 2001 and in February 2002, the bank advanced the remaining $1.2 million. The loan bears interest at a fixed interest rate of 6.29% per annum.

The Company has a $20 million secured revolving credit loan agreement which expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The Company also has a $20 million unsecured line of credit arrangement with a bank. The line of credit expires in fiscal 2003 and outstanding borrowings bear interest at the prime + 1/2 or LIBOR + 2 1/2%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's evaluation of certain conditions. There were no borrowings outstanding under either facility at April 30, 2002. The Company pays an annual fee of 1/4% on the secured and unsecured credit lines.

5.       PREFERRED STOCK

In November 2001, the Company repurchased 200,000 shares of its outstanding 8.99 % Series B Cumulative Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a preferred stockholder. The repurchased shares had a net carrying value of $19,121,000. In connection with this transaction, the Company recorded the excess of the carrying value over the purchase price as an increase in income available for Common and Class A Common stockholders.

6.       STOCKHOLDER'S EQUITY

On October 31, 2001, the Company completed a secondary offering of 4,800,000 shares of its Class A Common stock in an underwritten public offering. In connection with the offering, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to 720,000 additional shares of Class A Common stock to cover over-allotments. On November 26, 2001, the underwriters exercised an option for 699,222 shares that resulted in additional net proceeds to the Company (after deducting underwriting fees and expenses) of $6,069,000.

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

The Company has a restricted stock plan which provides for the grant of restricted stock awards to key employees and directors of the Company. The plan, which was amended in fiscal 2002, allows for restricted stock awards of up to 1,050,000 Common shares (350,000 shares each of Class A Common stock and Common stock and 350,000 shares which, at the discretion of the Compensation Committee, may be awarded in any combination of Common Stock or Class A Common Stock). In fiscal 2002, the Company awarded 43,425 shares of Class A Common stock and 110,375 shares of Common stock to participants in the Plan as an incentive for future services. The shares generally vest after five years. As of April 30, 2002, the Company has awarded 350,000 shares of Common stock and 186,300 shares of Class A Common Stock to participants in the plan of which 3,500 shares of Common Stock and 3,500 shares of Class A Common Stock shares awarded through April 30, 2002 are vested. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unamortized restricted stock compensation is being amortized to expense over the respective vesting periods.

7.       SEGMENT REPORTING

The Company operates in one industry segment, ownership of commercial real estate properties. As of April 30, 2002, the Company owned 25 properties primarily located in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. No single tenant accounts for 10% or more of rental revenue.

8.        SUBSEQUENT EVENT

In June 2002, UB Stamford, LP, a newly formed limited partnership in which the Company has a 90% general partner interest, acquired a 360,000 square foot shopping center in Fairfield County, Connecticut for a purchase price of $89.95 million, including transaction costs of approximately $670,000 and the assumption of an existing first mortgage loan on the property of approximately $57.4 million at a fixed interest rate of 7.54% .

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," or "project" rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations are described in teh Company's filings with the Securities and Exchange Commission from time to time and include, but are not limited to,
(i) general economic and local real estate conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms,
(iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition opportunities and (vi) increases in operating costs. Accordingly , there is no assurance that the Company's expectations will be realized.

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

We believe our net cash provided by operations will be sufficient to allow us to meet our dividend requirements necessary to continue to qualify us as a REIT. In the first six months of fiscal 2002, the Company paid $7.4 million in dividends to our stockholders compared to $5.9 million in fiscal 2001. During these same periods our net cash provided by operations were $9.2 million and $8.7 million.

At April 30, 2002, the Company had cash and cash equivalents of $17.3 million compared to $34.1 million at October 31 2001. The Company's cash position reflects the reinvestment into cash and cash equivalents of a portion of the proceeds realized from the sale of additional Class A Common shares in a public offering in fiscal 2001 and 2002 (see below).

In October 2001, the Company completed a secondary offering of 4,800,000 shares of its Class A Common stock in an underwritten public offering. The aggregate net proceeds to the Company (after deducting underwriting fees and expenses) were $41.1 million. The Company also granted the underwriters an option to purchase up to 720,000 additional shares of Class A Common stock to cover over-allotments. On November 26, 2001 the underwriters exercised an option for 699,222 shares which resulted in additional net proceeds to the Company of $6.1 million. The Company used the net proceeds of this offering to complete the acquisitions of two properties (see below), repayment of credit line borrowings and the repurchase of 200,000 shares of its outstanding 8.99% Series B Cumulative Preferred Stock for a purchase price of $16,050,000. The Company has a $20 million secured revolving credit facility with a bank which expires in fiscal 2005 and a conditional $20 million unsecured revolving line of credit with the same bank which expires in fiscal 2003. The revolving credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the satisfaction of certain conditions. There were no outstanding borrowings on either line of credit at the end of the Company's second quarter of fiscal 2002.

In a prior year, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio on the self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. At April 30, 2002, the non-core properties comprise two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States).

In April 2002, the Company, which owned an 85% general partner interest in a consolidated joint venture that owns the Giffels Building, an office building in Southfield, Michigan, acquired the remaining 15% partnership interest at a purchase price of $1.25 million.

The Company expects to make real estate investments periodically. In March 2002, the Company purchased a neighborhood shopping center containing 33,000 square feet of leasable space for $7.0 million and the assumption of a first mortgage loan of $2.0 million. In June 2002, a partnership in which the Company has a 90% general partner interest acquired a shopping center containing 360,000 square feet of leasable space at a total cost of approximately $89.95 million, including transaction costs of approximately $670,000 and the assumption of a $57.4 million first mortgage loan at a fixed rate of interest of 7.54%. The balance of the purchase price was funded with available cash of approximately $13.4 million and borrowings of $16 million under the Company's secured revolving credit line.

The Company also is in discussions with the owners of other properties to make additional real estate investments, however no assurance can be given that any such discussion will result in an acquisition. The Company also invests in its existing properties and, in the first half of fiscal 2002, incurred approximately $1.6 million for capital improvements to the properties and to complete tenant improvements and fund tenant allowances in connection with the Company's core property leasing activities. The Company expects to spend approximately $2.8 million to complete its known leasing related costs during fiscal 2002.

Funds from Operations

The Company considers Funds From Operations ("FFO") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)) plus depreciation and amortization, excluding gains (or losses) from sales of property, and after adjustments for unconsolidated joint ventures. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indicator of the Company's operating performance or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the six month periods ended April 30, 2002 and 2001 (amounts in thousands):

                                                                                         Six months ended April 30
                                                                                              2002            2001
                                                                                              ----            ----
Net Income Applicable to Common and Class A Common
Stockholders                                                                                $9,123          $2,635

Plus: Real property depreciation                                                             2,472           2,183
        Amortization of tenant improvements and tenant allowances                              877             859
        Amortization of deferred leasing costs                                                 274             290
        Adjustments for unconsolidated joint venture                                             -             319
        Recoveries of investments in properties subject to finance leases                        -              91
Less: Gain on repurchase of preferred stock                                                (3,071)               -
                                                                                           -------          ------
Funds from Operations                                                                       $9,675          $6,377
                                                                                            ======          ======


Results of Operations

Revenues

Revenues from operating leases increased 16.6% to $19.4 million for the six months ended April 30, 2002 as compared to $16.7 million in the corresponding six-month period in fiscal 2001. For the three months ended April 30, 2002 revenues from operating leases increased 13.5% to $9.7 million as compared to $8.5 million in the corresponding three-month period in fiscal 2001. The increase in operating lease revenues in the six-month and three-month periods results principally from new leasing of previously vacant space at the core retail properties and additional rent revenues from properties acquired during fiscal 2002 and 2001. For the six-month and three-month periods ended April 30, 2002, the increase in property rents from recently acquired properties were $767,000 and $433,000 respectively.

During the first quarter of 2002 the company recorded a lease cancellation payment in the amount of $515,000 received from a tenant, who terminated its lease.

At April 30, 2002, the Company's portfolio of core properties was 98% leased. The Company's non-core properties were 92% leased. Three of the Company's non-core properties are 100% leased. The one remaining non-core property, an office building in Southfield, Michigan, is approximately 70% leased. In March 2002, a lease for 94,000 square feet expired, of which 32,000 square feet was re-leased by April 30, 2002.

Interest income increased in the six-month and three-month periods ended April 30, 2002 from fiscal 2001's comparable periods due to the reinvestment in short-term liquid marketable securities of the proceeds from the sale of additional Class A Common shares in a public offering and of a new $1.2 million mortgage note received in connection with the sale of the Countryside Square property in September 2001 at an interest rate of 12.5%.

Expenses

Total expenses, including depreciation and amortization, increased 2.8% and 3.0% to $12.9 million and $6.5 million in the six-month and three-month periods ended April 30, 2002 compared to $12.5 million and $6.3 million in the same periods last year. The increase in property expenses resulted principally from the incremental expense of recently acquired properties, which increased property expenses by $252,000 and $155,000 in the six-month and three-month periods ended April 30, 2002, respectively.

Interest expense in fiscal 2002 decreased from the comparable periods of fiscal 2001 from the repayment in the second half of fiscal 2001 of bank credit line borrowings of approximately $17 million and $6 million of mortgage notes payable which were outstanding during the first half of fiscal 2001.

Depreciation and amortization increased $281,000 and $104,000 in the six-month and three-month periods ended April 30, 2002 compared to the same periods in fiscal 2001 from the expenditures in fiscal 2002 and 2001 of approximately $13.3 million for capital improvements, tenant allowances, and deferred leasing costs of the Company's properties and the acquisition of new properties at an aggregate purchase cost of approximately $16.5 million.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgements. Our critical accounting policies are those applicable to the evaluation of the collectibility of accounts and notes receivable and the evaluation of impairment of long-term assets.

The allowance for doubtful accounts and notes receivable is established based on quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Our estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers.

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in interest and rent receivable on the accompanying balance sheets.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at April 30, 2002.
                                16

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

As of April 30, 2002, the Company had no outstanding borrowings under its secured and unsecured line of credit arrangements. During the six month period ended April 30, 2001, the average variable rate indebtedness outstanding during such periods had a combined weighted average interest rate of 8.2%. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by approximately $74,000 in the six-month period and by approximately $42,000 in the three-month period ended 2001, respectively.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of April 30, 2002 the Company had no other material exposure to market risk.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                   In connection with the Annual Meeting of Stockholders held on March 13, 2002, stockholders were asked to vote on the following matters:

                   1.Election of two Directors (Class II directors) to serve
                     for three years:

                  Director                       For               Withheld
                  --------                       ---               --------
                  Peter Herrick                  6,250,598         66,216
                  George J. Vojta                6,257,742         59,072

                  2. Ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending October 31, 2002:

                  For: 5,847,437; Against: 397,518; Abstain: 71,859

                  3. Amend the Company's Restricted Stock Award Plan:

                  For: 5,851,141; Against: 350,201; Abstain: 115,472

Item 6.           Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                  The Registrant filed the following Reports on Form 8-K with the Commission:

                  (1) A Current Report on Form 8-K dated March 26, 2002. Such report referred under Item 5 that the Registrant entered into an agreement to acquire a commercial real estate property for a purchase price of approximately $90 million.

                  (2) A Current Report on Form 8-K dated May 13, 2002 (as amended by a Current Report on Form 8-K/A filed on May 24,
                  2002). Such report referred under Item 4 to the dismissal of Arthur Andersen LLP as the Registrant's independent public accountant effective May 13, 2002.

                  (3) A Current Report on Form 8-K dated May 21, 2002. Such a report referred under Item 4 to the engagement of Ernst & Young as the Company's independent public accountant effective May 21, 2002.
                                          18

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

                                             (Registrant)

                                             By: /s/ Charles J. Urstadt

                                             Charles J. Urstadt
                                             Chairman and
                                             Chief Executive Officer

                                             By: /s/ James R. Moore

                                             James R. Moore
                                             Executive Vice President/
                                             Chief Financial Officer
                                             (Principal Financial Officer
Dated: June 11, 2002                        and Principal Accounting Officer)