Form 10-Q
period 2002-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2002-09-13
CIK 1029800

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For Quarter Ended July 31, 2002              Commission File Number 1-12803
       -------------                                   -------

                         URSTADT BIDDLE PROPERTIES INC.
             (Exact Name of Registrant as Specified in Charter)

MARYLAND                                                        04-2458042
--------                                                        ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

321 Railroad Avenue, Greenwich, CT                                  06830
-----------------------------------                                --------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

The number of shares of Registrant's Common Stock and Class A Common Stock outstanding as of the close of the period covered by this report were: 6,571,999 Common Shares, par value $.01 per share and 17,391,750 Class A Common Shares, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 21 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 21 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--July 31, 2002 and October 31, 2001

             Consolidated Statements of Income--Nine months ended July 31, 2002 and 2001; Three months ended July 31, 2002 and 2001

             Consolidated Statements of Cash Flows--Nine months ended July 31, 2002 and 2001.

             Consolidated Statements of Stockholders' Equity--Nine months ended July 31, 2002.

             Notes to Consolidated Financial Statements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings.

Item 6.      Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                         July 31        October 31
                                                                                                            2002              2001
                                                                                                            ----              ----
ASSETS                                                                                               (unaudited)
Real Estate Investments:
    Core properties-- at cost, net of accumulated depreciation                                          $253,818          $160,152
    Non-core properties - at cost, net of accumulated depreciation                                        12,031            11,039
    Mortgage notes receivable                                                                              3,465             3,507
                                                                                                           -----             -----
                                                                                                         269,314           174,698

Cash and cash equivalents                                                                                 44,593            34,080
Short term investments                                                                                    15,014                 -
Interest and rent receivable, net of allowances
    of $964 and $411 in 2002 and 2001 respectively                                                         5,105             3,826
Deferred charges, net of accumulated amortization                                                          3,373             3,477
Prepaid expenses and other assets                                                                          4,574             2,271
                                                                                                           -----             -----
                                                                                                        $341,973          $218,352
                                                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                              $106,868           $47,115
    Accounts payable and accrued expenses                                                                  2,243             2,670
    Deferred officers' compensation                                                                          284               230
    Other liabilities                                                                                      4,035             4,142
                                                                                                           -----             -----
                                                                                                         113,430            54,157
                                                                                                         -------            ------

Minority Interests                                                                                         7,320             4,365
                                                                                                           -----             -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
    Series B Senior Cumulative Preferred stock, (liquidation preference of $100
    per share); 150,000 and 350,000 shares issued and outstanding in 2002 and 2001                        14,341            33,462
                                                                                                          ------            ------

Stockholders' Equity:
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                                                -                 -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
    6,571,999 and 6,242,139 issued and outstanding shares in 2002 and 2001, respectively                      66                62
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
    17,391,750 and 9,600,019 issued and outstanding shares in 2002 and 2001, respectively                    174                96
    Additional paid in capital                                                                           243,396           162,763
    Cumulative distributions in excess of net income                                                    (29,487)          (31,654)
    Unamortized restricted stock compensation and  officers notes receivable                             (7,267)           (4,899)
                                                                                                         -------           -------

                                                                                                         206,882           126,368
                                                                                                         -------           -------
                                                                                                        $341,973          $218,352
                                                                                                        ========          ========

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share data)

                                                                               Nine Months Ended         Three Months Ended
                                                                                    July 31                    July 31
                                                                                    --------                  --------
                                                                             2002          2001            2002           2001
                                                                             ----          ----            ----           ----
Revenues:
    Operating leases                                                      $29,592       $25,279         $10,673         $8,611
    Lease termination income                                                  765         1,137             250          1,137
    Interest and other                                                        851           550             300            235
                                                                              ---           ---             ---            ---
                                                                           31,208        26,966          11,223          9,983
                                                                           ------        ------          ------          -----
Operating Expenses:
    Property expenses                                                       9,150         8,430           3.354          2,847
    Interest                                                                3,530         3,269           1,650          1,123
    Depreciation and amortization                                           5,784         5,429           2,161          2,087
    General and administrative expenses                                     2,136         1,984             626            580
    Directors' fees and expenses                                              133           103              47             29
                                                                              ---           ---              --             --
                                                                           20,733        19,215           7,838          6,666
                                                                           ------        ------           -----          -----

Operating  Income before Minority Interests                                10,475         7,751           3,385          3,317

Minority Interests in Results of Consolidated Joint Ventures                  304           332              90            106
                                                                              ---           ---              --            ---

Net Income                                                                 10,171         7,419           3,295          3,211

   Preferred Stock Dividends                                              (1,161)       (2,360)           (337)          (787)

   Excess of Repurchase of Preferred Stock                                  3,071             -               -              -
                                                                            -----        ------          ------         ------

Net Income Applicable to Common and  Class A Common
Stockholders                                                              $12,081        $5,059          $2,958         $2,424
                                                                          =======        ======          ======         ======

Basic Earnings per Share:
Common                                                                       $.67          $.44            $.15           $.21
                                                                             ====          ====            ====           ====
Class A Common                                                               $.75          $.48            $.17           $.23
                                                                             ====          ====            ====           ====

Weighted Average Number of Shares Outstanding:
Common                                                                      6,039         5,840           6,093          5,995
                                                                            =====         =====           =====          =====
Class A Common                                                             10,765         5,192          12,312          5,208
                                                                           ======         =====          ======          =====

Diluted Earnings Per Share:
Common                                                                       $.65          $.43            $.15           $.20
                                                                             ====          ====            ====           ====
Class A Common                                                               $.72          $.47            $.16           $.22
                                                                             ====          ====            ====           ====

Weighted Average Number of Shares Outstanding:
Common and Common Equivalent                                                6,397         5,984           6,452          6,176
                                                                            =====         =====           =====          =====
Class A Common and Class A Common Equivalent                               11,281         5,618          12,838          5,611
                                                                           ======         =====          ======          =====

Dividends Paid Per Share:
Common                                                                      $.555          $.54           $.185           $.18
                                                                            =====          ====           =====           ====
Class A Common                                                              $.615          $.60           $.205           $.20
                                                                            =====          ====           =====           ====



       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)

                                                                                                         Nine Months Ended
                                                                                                             July 31,

                                                                                                    2002                 2001
                                                                                                    ----                 ----
Operating Activities:
Net income                                                                                       $10,171               $7,419
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                                  5,784                5,429
    Compensation expense relating to issuance of grants of restricted stock                          705                  573
    Recovery of investment in properties owned subject to financing leases                             -                  191
    Equity income of unconsolidated joint venture                                                      -                   22
    (Increase) in interest and rent receivable                                                   (1,278)              (1,332)
     (Decrease) increase in accounts payable and accrued expenses                                  (427)                1,386
    (Increase) in other assets and other liabilities, net                                        (2,170)                (303)
                                                                                                 -------                -----

    Net Cash Provided by Operating Activities                                                     12,785               13,385
                                                                                                  ------               ------

Investing Activities:
    Acquisition of minority interests                                                            (1,258)              (1,013)
    Increase in short term investments                                                          (15,014)                    -
    Acquisitions of properties                                                                  (34,478)              (5,606)
    Improvements to properties and deferred charges                                              (2,141)              (9,222)
    Investment in unconsolidated joint venture                                                         -                (392)
    Distributions received from unconsolidated joint venture                                           -                1,000
    Distributions to limited partners of unconsolidated joint venture                              (600)                    -
    Payments received on mortgage notes receivable                                                    43                   58
    Net proceed from sales of properties                                                             275                  100
                                                                                                --------             --------

    Net Cash Used in Investing Activities                                                       (53,173)             (15,075)
                                                                                                --------             --------

Financing Activities:
    Borrowings on revolving credit lines                                                          16,000               16,450
    Repayments of revolving credit lines                                                        (16,000)                    -
    Sales of additional Common and Class A Common shares                                          77,642                1,736
    Repurchase of preferred shares                                                              (16,050)                    -
    Proceeds from mortgage notes payable                                                           1,200                    -
    Payments on mortgage notes payable                                                             (816)              (6,682)
    Dividends paid - Common and Class A Common shares                                            (9,914)              (6,627)
    Dividends paid - Preferred Stock                                                             (1,161)              (2,360)
                                                                                                 -------              -------

    Net Cash Provided by Financing Activities                                                     50,901                2,517
                                                                                                  ------                -----

Net Increase In Cash and Cash Equivalents                                                         10,513                  827
Cash and Cash Equivalents at Beginning of Period                                                  34,080                1,952
                                                                                                  ------                -----

Cash and Cash Equivalents at End of Period                                                       $44,593               $2,779
                                                                                                 =======               ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except shares and per share data)


                                                                                                             Unamortized
                                          Common Stock      Class A Common Stock                              Restricted
                                          ------------      --------------------           (Cumulative             Stock
                                       Outstanding         Outstanding        Additional   Distributions    Compensation
                                        Number of     Par   Number of    Par     Paid In      In Excess        and Notes
                                          Shares     Value    Shares    Value    Capital   of Net Income)     Receivable   Total
                                          ------     -----     ------   -----     ------     ---------         ----------   -----
Balances - October 31, 2001              6,242,139     $62    9,600,019   $96      $162,763    $(31,654)        $(4,899)   $126,368
Net Income Applicable to Common  and
Class A Common stockholders                      -       -            -    -              -       12,081               -     12,081
Cash dividends paid :
  Common Stock ($.555  per share)                -       -            -    -              -      (3,534)               -    (3,534)
 Class A Common Stock ($.615 per share)          -       -            -    -              -      (6,380)               -    (6,380)
Sales of Class A Common shares                   -       -    7,699,222    78        77,106            -               -     77,184
Sales of shares under dividend
reinvestment plan                           10,723       -       14,772    -            272            -               -        272
Shares granted under restricted stock plan 110,375       2       43,425    -          1,577            -         (1,579)          -
Amortization of restricted stock
compensation                                     -       -            -    -              -            -             705        705
Notes from officers upon exercise of stock
options                                          -       -            -    -              -            -         (1,494)    (1,494)
Exercise of stock options                  208,762       2       34,312    -          1,678            -               -      1,680
                                           -------       -       ------   ----     --------    ---------        --------   --------
Balances - July 31, 2002                 6,571,999     $66   17,391,750   $174     $243,396    $(29,487)        $(7,267)   $206,882
                                         =========     ===   ==========   ====     ========    =========        ========   ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc., (the "Company") is a Maryland corporation that has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. A REIT, that among other things, distributes at least 90% of its REIT taxable income will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies and intends to continue to qualify as a REIT. The Company is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of July 31, 2002, the Company owned 26 properties containing a total of 2.9 million gross leasable square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month and nine-month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2001. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date.

Short-Term Investments

Short-term investments consists of investments with an original maturity of greater than three months, are carried at fair value (which approximates cost), and at July 31, 2002 consists principally of shares of a mutual fund, which invests primarily in fixed income securities with an average duration of between three and thirteen months.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                               Nine Months           Three Months
                                                                                                 July 31,               July 31,
                                                                                            2002        2001        2002       2001
                                                                                            ----        ----        ----       ----
Numerator
Net income  applicable to Common stockholders - basic                                     $4,061      $2,546        $913     $1,233
Effect of dilutive securities:
  Operating partnership units                                                                120          13          37        (5)
                                                                                          ------      ------        ----     ------
Net income applicable to Common Stockholders - diluted                                    $4,181      $2,559        $950     $1,228
                                                                                          ======      ======        ====     ======

Denominator
Denominator for basic EPS-weighted average Common shares                                   6,039       5,840       6,093      5,995
Effect of dilutive securities:
  Stock options and awards                                                                   303         144         304        181
  Operating partnership units                                                                 55           -          55          -
                                                                                           -----       -----       -----      -----
Denominator for diluted EPS - weighted average Common equivalent shares                    6,397       5,984       6,452      6,176
                                                                                           =====       =====       =====      =====

Numerator
Net income applicable to Class A Common stockholders - basic                              $8,020      $2,513      $2,045     $1,191
Effect of dilutive securities:
Operating partnership units                                                                  152         155          53         50
                                                                                          ------      ------      ------     ------
Net income applicable to Class A Common stockholders - diluted                            $8,172      $2,668      $2,098     $1,241
                                                                                          ======      ======      ======     ======

Denominator
Denominator for basic EPS - weighted average Class A Common shares                        10,765       5,192      12,312      5,208
Effect of dilutive securities:
  Stock options and awards                                                                   206         124         216        148
  Operating partnership units                                                                310         302         310        255
                                                                                          ------       -----      ------      -----
Denominator for diluted EPS - weighted average Class A Common equivalent shares           11,281       5,618      12,838      5,611
                                                                                          ======       =====      ======      =====

The weighted average Common equivalent shares and Class A Common equivalent shares for the three-month and nine-month periods ended July 31, 2001 each exclude 54,553 shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive. These operating partnership units represent minority interests in the joint ventures which are exchangeable into either Common shares or Class A Common shares of the Company.

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

2.       CORE PROPERTIES

In June 2002, UB Stamford, LP, a newly formed limited partnership in which the Company has a 90% general partner interest, acquired a 360,000 square foot shopping center in Fairfield County, Connecticut for a total purchase price of $89.99 million, including transaction costs of $708,000 and the assumption of an existing first mortgage loan on the property of $57,369,000 at a fixed interest rate of 7.54%. The partnership agreement provides for the partners to receive an annual cash preference from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any. The limited partners' cash preferences are paid after the general partner's preferences are satisfied. The balance of available cash, if any, is distributed in accordance with the respective partners' interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners' interests. The partners are not obligated to make any additional capital contributions to the partnership. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 for a period of five years ending in June 2007. The affiliate also signed a promissory note for $130,000 at 8% per annum. The note was fully repaid in August 2002.

The assumption of the first mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2002 consolidated statement of cash flows. The limited partners' interests in the partnership are reflected in the accompanying consolidated financial statements as Minority Interests.


In March 2002, the Company acquired a shopping center in Danbury, Connecticut for $7.0 million subject to a first mortgage loan of $2.0 million at a fixed interest rate of 8.375%. The assumption of the first mortgage represents a non-cash financing activity and is therefore not included in the accompanying 2002 consolidated statement of cash flows.

In February 2002, the Company sold undeveloped land, located adjacent to its Carmel, New York shopping center. The Company received net proceeds of $269,000 and recorded a loss on the sale of $6,200.

3.       NON- CORE PROPERTIES

In a prior year, the Company's Board of Directors authorized a plan to sell certain properties of the Company over a period of several years (the "non-core" properties). At July 31, 2002, the non-core properties consist of two distribution and service properties, one office building and one retail property located outside the Northeast region of the United States.

On April 30, 2002, the Company, which held an 85% general partner interest in the office building, acquired the remaining 15% partnership interest at a cost of $1.25 million.

4.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At July 31, 2002, the Company had ten non-recourse mortgage notes payable totaling $106,868,000 due in installments over various terms extending to fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net depreciated book value of approximately $171 million as of July 31, 2002.

The Company has a $19.375 million secured revolving credit loan agreement with a bank which expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The Company also has a conditional $20 million unsecured line of credit arrangement with the same bank. The unsecured line of credit expires in fiscal 2003 and outstanding borrowings bear interest at the prime + 1/2% or LIBOR + 2 1/2%. Extensions of credit on the unsecured credit line arrangement are at the bank's discretion and subject to the bank's evaluation of certain conditions. There were no borrowings outstanding under either arrangement at July 31, 2002. The Company pays annual fees of 1/4% on the unused portions of the secured and unsecured credit line arrangements.


5.       PREFERRED STOCK

In November 2001, the Company repurchased 200,000 shares of its outstanding 8.99 % Series B Cumulative Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a preferred stockholder. The repurchased shares had a net carrying value of $19,121,000. In connection with this transaction, the Company recorded the excess of the carrying value over the purchase price as an increase in net income applicable to Common and Class A Common stockholders.

6.       STOCKHOLDER'S EQUITY

In July 2002, the Company completed a secondary offering of 7,000,000 shares of its Class A Common stock in an underwritten public offering. The net proceeds to the Company (after deducting underwriting fees and expenses) were $71,115,000. The Company also granted the underwriters an option to purchase up to 1,050,000 additional shares of Class A Common stock to cover over-allotments. In August 2002, the underwriters exercised the full amount of the option that resulted in additional net proceeds to the Company of $10,844,000.

In October 2001, the Company completed a secondary offering of 4,800,000 shares of its Class A Common stock in an underwritten public offering. In connection with the offering, the Company granted the underwriters an option to purchase up to 720,000 additional shares of Class A Common stock to cover over-allotments. In November 2001, the underwriters exercised an option for 699,222 shares that resulted in additional net proceeds to the Company of $6,069,000.

In July 2002 and January 2002, officers of the Company exercised stock options to purchase 193,000 shares of common stock and 24,500 shares of Class A Common stock respectively at various exercise prices ranging from $6.81 per share to $7.71 per share. The officers signed full recourse promissory notes in favor of the Company to purchase the shares. The notes are due in fiscal 2012 and are at fixed rates of interest of 6.78% and 7.11%, respectively. The shares have been pledged as additional collateral for the notes. The notes are shown as a reduction in stockholders' equity as "notes receivable from officers/stockholders". The exercise of the stock options and notes from officers represent non-cash financing activities and are therefore not included in the accompanying 2002 consolidated statement of cash flows.

The Company has a restricted stock plan for key employees and directors of the Company. The plan, which was amended in fiscal 2002, authorizes the grants of restricted stock of up to 1,050,000 shares (350,000 shares each of Class A Common stock and Common stock and 350,000 shares which, at the discretion of the Company's compensation committee, may be awarded in any combination of Common Stock or Class A Common Stock). In fiscal 2002, awards of 43,425 shares of Class A Common stock and 110,375 shares of Common stock were made to participants in the plan. The shares vest after five years. As of July 31, 2002, 350,000 shares of Common stock and 186,300 shares of Class A Common Stock have been awarded to participants in the plan of which 4,000 shares of Common Stock and 4,000 shares of Class A Common Stock shares awarded through July 31, 2002 are vested. Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unamortized restricted stock compensation is being amortized to expense over the respective vesting periods.

PRO FORMA FINANCIAL INFORMATION

     As discussed in Note 2, a limited partnership in which the Company is a 90% general partner acquired a shopping center for $89.99 million. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the nine months ended July 31, 2002 and 2001, adjusted to give effect to this transaction as though it was completed on November 1, 2000.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred as of November 1, 2000, nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

                                                                                           Nine Months Ended July 31,
                                                                                               2002             2001
Pro forma revenues:                                                                         $36,934          $34,447
Pro forma net income applicable to Common
      and Class A Common Stockholders:                                                      $12,192           $5,356
Pro forma earnings per share:
            Basic:
             Common                                                                           $0.68            $0.46
            Class A Common                                                                    $0.75            $0.51
            Diluted:
            Common                                                                            $0.66            $0.45
            Class A Common                                                                    $0.73            $0.50

8.       SEGMENT REPORTING

The Company operates in one industry segment, ownership of commercial real estate properties. As of July 31, 2002, the Company owned 26 properties primarily located in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance. No single tenant accounts for 10% or more of rental revenue.

9.        COMMITMENT

In August 2002, the Company contracted to purchase a shopping center located in Fairfield County, Connecticut for $10.25 million.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," or "project" rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations are described in the Company's filings with the Securities and Exchange Commission from time to time and include, but are not limited to,
(i) general economic and local real estate conditions, (ii) financing risks, such as the inability to obtain equity or debt financing on favorable terms,
(iii) changes in governmental laws and regulations, (iv) the level and volatility of interest rates, (v) the availability of suitable acquisition opportunities and (vi) increases in operating costs. Accordingly , there is no assurance that the Company's expectations will be realized.

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

We believe our net cash provided by operations will be sufficient to allow us to meet our dividend requirements necessary to continue to qualify us as a REIT. In the first nine months of fiscal 2002, the Company paid $11.1 million in dividends to our stockholders compared to $9.0 million for the same period in fiscal 2001. During the comparable periods of fiscal 2002 and 2001 our net cash provided by operations were $12.8 million and $13.4 million, respectively.

At July 31, 2002, the Company had cash and cash equivalents of $44.6 million compared to $34.1 million at October 31 2001. The Company's cash positions reflect the temporary investment in cash and cash equivalents of a portion of the net proceeds realized from the sales of additional Class A Common shares in two public secondary stock offerings (see below).

In July 2002, the Company completed a secondary offering of 7,000,000 shares of its Class A Common stock in an underwritten public offering. The net proceeds to the Company (after deducting underwriting fees and expenses) were $71,115,000. The Company also granted the underwriters an option to purchase up to 1,050,000 additional shares of Class A Common stock to cover over-allotments. In August 2002, the underwriters exercised the full amount of the option that resulted in additional net proceeds to the Company of $10,844,000.

In October 2001, the Company also completed a secondary offering of 4,800,000 shares of its Class A Common stock in an underwritten public offering. The net proceeds to the Company were $41.1 million and in November 2001, the underwriters exercised an option for 699,222 shares which resulted in additional net proceeds to the Company of $6.1 million. The Company used the aggregate net proceeds of this offering during fiscal 2002 to complete the acquisitions of two properties (see below), repay outstanding credit line debt and repurchase 200,000 shares of its outstanding 8.99% Series B Cumulative Preferred Stock.

The Company has a $19.375 million secured revolving credit loan agreement with a bank which expires in fiscal 2005 and a conditional $20 million unsecured revolving line of credit with the same bank which expires in fiscal 2003. The revolving credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the satisfaction of certain conditions. In fiscal 2002, the Company borrowed $16 million on the secured credit line to complete the acquisition of the Stamford, Connecticut property (see below). Such borrowings were fully repaid from proceeds of the stock sale in July 2002. There were no outstanding borrowings on either line of credit at July 31, 2002.

In a prior year, the Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio on the self-managed retail properties located in the Northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. At July 31, 2002, the non-core properties comprise four properties with a net book value of $12 million and consists of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States). None of the properties are currently being offered for sale.

In April 2002, the Company, which held an 85% general partner interest in a consolidated joint venture that owned the non-core office building acquired the remaining 15% partnership interest at a cost of $1.25 million.

The Company expects to make real estate investments periodically. In March 2002, the Company purchased a neighborhood shopping center in Danbury, Connecticut for $7.0 million subject to a first mortgage loan of $2.0 million. In June 2002, a newly formed partnership in which the Company has a 90% general partner interest, acquired a community shopping center in Stamford, Connecticut for $89.99 million, including transaction costs of $708,000 and the assumption of a $57.4 million first mortgage loan at a fixed rate of interest of 7.54%. The balance of the purchase price was funded with available cash of approximately $13.4 million and borrowings of $16 million under the Company's secured revolving credit line. In August 2002, the Company contracted to acquire a shopping center in Fairfield County, Connecticut for a purchase price of $10.25 million. The transaction is expected to be completed by the end of the current fiscal year. The Company is in discussions with the owners of other properties to make additional real estate investments, however no assurance can be given that any such discussion will result in an acquisition. The Company also invests in its existing properties and, in the first nine months of fiscal 2002, incurred approximately $2.1 million for capital improvements to the properties and tenant improvements and allowances in connection with the Company's core property leasing activities. The Company expects to spend approximately $3 million to complete its known leasing related costs during the next six month period.

Funds from Operations

The Company considers Funds From Operations ("FFO") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)) plus depreciation and amortization, excluding gains (or losses) from sales of property, and after adjustments for unconsolidated joint ventures. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indicator of the Company's operating performance or for cash flows as a measure of liquidity or of its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the nine month periods ended July 31, 2002 and 2001 (amounts in thousands):

                                                                                              Nine months ended July 31,

                                                                                                  2002            2001
                                                                                                  ----            ----

Net Income Applicable to Common and Class A Common Stockholders                                $12,081          $5,059

Plus:  Real property depreciation                                                                3,741           3,299
         Amortization of tenant improvements and allowances                                      1,645           1,651
         Amortization of deferred leasing costs                                                    398             464
         Recoveries of investments in properties subject to finance leases                           -              91
         Adjustments for unconsolidated joint venture                                                -             473
Less:  Excess of repurchase of Preferred Stock                                                 (3,071)               -
                                                                                               -------         -------

Funds from Operations                                                                          $14,794         $11,037
                                                                                               =======         =======


Results of Operations

Revenues

Revenues from operating leases increased 17.1% to $29.6 million for the nine months ended July 31, 2002 as compared to $25.3 million in the corresponding nine-month period in fiscal 2001. For the three months ended July 31, 2002 revenues from operating leases increased 23.9% to $10.7 million as compared to $8.6 million in the corresponding period in fiscal 2001. The increase in operating lease revenues in the nine-month period results principally from new leasing of previously vacant space at the core retail properties and additional rental revenues from properties acquired during fiscal 2002 and 2001. For the nine-month and three-month periods ended July 31, 2002, operating rents from recently acquired properties increased operating lease income by $2,809,000 and $2,041,000 respectively. At July 31, 2002, the Company's core properties were 96% leased. In January 2002, one tenant occupying 115,390 square feet at one of the Company's shopping centers vacated its leased space but has continued to pay rent in accordance with the terms of its lease through July 31, 2002. The Company is actively seeking to find a replacement tenant for the vacant space. The Company's non-core properties were 92% leased at July 31, 2002. A lease for 94,000 square feet at the Company's non-core office property expired in April 2002. The Company has subsequently re-leased 32,456 square feet of the vacant space and is currently marketing the remaining 62,000 square feet vacant space.

During the nine-month periods ended July 31, 2002 and 2001 the Company recorded lease cancellation payments of $765,000 and $1,137,000 respectively received from tenants who terminated their leases during the periods.


Interest income increased in the nine-month and three-month periods ended July 31, 2002 from the comparable periods in fiscal 2001 from the temporary investment in short-term cash and marketable securities of the proceeds from the public stock offerings and a $1.2 million mortgage note (interest at 12.5% per annum) received in connection with the sale of property in September 2001.

Expenses

Total expenses, including depreciation and amortization, increased 7.9% and 17.6% to $20.7 million and $7.8 million in the nine-month and three-month periods ended July 31, 2002, respectively compared to $19.2 million and $6.7 million in the same periods last year. The increase in property expenses resulted principally from the incremental expense of recently acquired properties, which increased property expenses by $746,000 and $494,000 in the nine-month and three-month periods ended July 31, 2002, respectively. Property expenses for properties owned during both periods were generally unchanged.

Interest expense in the nine-month and three-month periods ended July 31, 2002 increased as a result of mortgage loans totaling $59.4 million assumed in connection with recent acquisitions (see above). Interest expense also reflects the repayment of a) $17 million in outstanding bank credit line borrowings and
b) $6 million of mortgage notes payable in fiscal 2001.

Depreciation and amortization increased $355,000 and $74,000 in the nine-month and three-month periods ended July 31, 2002 compared to the same periods in fiscal 2001 from total expenditures of $13.8 million for capital improvements, tenant allowances and leasing costs of the Company's properties during the period and the acquisition of new properties.

In November 2001, the Company repurchased 200,000 shares of its outstanding Preferred Stock at a cost of $16,050,000. The Company recorded the excess of the carrying value over the purchase price as an increase in net income.



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

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in interest and rent receivable on the accompanying balance sheets. It is the Company's policy to maintain an allowance for future tenant credit losses of approximately 10% of the deferred straight line rent receivable balance.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at July 31, 2002.

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

As of July 31, 2002, the Company had no outstanding borrowings under its secured and unsecured line of credit arrangements. During the nine month periods ended July 31, 2002 and 2001, the average variable rate indebtedness outstanding during such periods had a combined weighted average interest rate of 3.38% and 7.5%. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by approximately $12,000 and $123,000 in the nine-month period and by approximately $12,000 and $52,000 in the three-month periods ended 2002 and 2001, respectively.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of July 31, 2002 the Company had no other material exposure to market risk.

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


Item 6.           Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                  The Registrant filed the following Reports on Form 8-K with the Commission:

                  1) A current report on Form 8-K dated June 7, 2002. Such report referred under Item 2 to the acquisition of a commercial shopping center property for a purchase price of $89,989,000 on June 7, 2002.
                  2) A current report on Form 8-K dated June 27, 2002. Such report referred under Item 5 to the issuance of 7,000,000 shares of Class A Common Stock pursuant to an underwritten offering under the Company's Shelf registration statement on Form S-3 (file number 333-84774), as amended which was declared effective on June 12, 2002.

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

                                      (Registrant)

                                      By: /s/ Charles J. Urstadt
                                         Charles J. Urstadt
                                         Chairman and
                                         Chief Executive Officer

                                      By: /s/ James R. Moore
                                          James R. Moore
                                          Executive Vice President/
                                          Chief Financial Officer
                                          (Principal Financial Officer
Dated: September 13, 2002                 and Principal Accounting Officer)

                              CERTIFICATION





         I, Charles J. Urstadt, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended July 31, 2002 of Urstadt Biddle Properties Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 13, 2002

                                               /s/ Charles J. Urstadt
                                               -------------------------
                                               Charles J. Urstadt
                                               Chairman &
                                               Chief Executive Officer

                                  CERTIFICATION




         I, James R. Moore, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended July 31, 2002 of Urstadt Biddle Properties Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: September 13, 2002                           /s/ James R. Moore
                                                  ------------------------
                                                  James R. Moore
                                                  Executive Vice President &
                                                  Chief Financial Officer