Form 10-K
period 2002-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2003-01-29
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                           ended October 31, 2002
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12 (g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes    x                                     No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 10, 2003: Common Shares, par value $.01 per share- $41,421,486; Class A Common Shares, par value $.01 per share - $196,835,514.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 10, 2003 (latest date practicable): 6,738,072 Common Shares, par value $.01 per share, and 18,505,672 Class A Common Shares, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for Annual Meeting of Stockholders to be held on March 12, 2003 (certain parts as indicated herein) (Part III).

                     TABLE OF CONTENTS

                                                             Form 10-K
Item No.                                                    Report Page

                    PART I

1.     Business                                                      3

2.     Properties                                                    8

3.     Legal Proceedings                                            11

4.     Submission of Matters to a Vote of Security Holders          11


                    PART II

5.     Market for the Registrant's Common Equity and Related
          Shareholder Matters                                       11

6.     Selected Financial Data                                      14

7.     Management's Discussion and Analysis of
         Financial Condition and Results of Operations              15

7.A    Quantitative and Qualitative Disclosures about Market Risk   22

8.     Consolidated Financial Statements and Supplementary Data     22

9.     Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                     22


                     PART III

10.    Directors and Executive Officers of the Registrant           23

11.    Executive Compensation                                       23

12.    Security Ownership of Certain Beneficial Owners and
          Management                                                23

13.    Certain Relationships and Related Transactions               24

                    PART IV

14.    Exhibits, Financial Statements, Schedules and Reports
          on Form 8-K                                               24

Signatures

                                     PART I
Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by Urstadt Biddle Properties Inc. (the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risk, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company's properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC") or otherwise publicly disseminated by the Company.

Item 1.  Business.

Organization

Urstadt Biddle Properties Inc., a Maryland Corporation (the "Company"), is a real estate investment trust engaged in the acquisition, ownership and management of commercial real estate. The Company was organized as an unincorporated business trust (the "Trust") under the laws of the Commonwealth of Massachusetts on July 7, 1969. In 1997, the shareholders of the Trust approved a plan of reorganization of the Trust from a Massachusetts business Trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into the Company. As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company.

Tax Status - Qualification as a Real Estate Investment Trust

The Company elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended October 31, 1970. Pursuant to such provisions of the Code, a REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions regarding the nature of its income and assets will not be taxed on that portion of its taxable income which is distributed to its shareholders. Although the Company believes that it qualifies as a real estate investment trust for federal income tax purposes no assurance can be given that the Company will continue to qualify as a REIT.

Description of Business

The Company's sole business is the ownership of real estate investments which consist principally of investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York. The Company's core properties consist principally of neighborhood and community shopping centers. The remaining properties include office and retail buildings and industrial properties. The Company seeks to identify desirable properties for acquisition which it acquires in the normal course of business. In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

The Company intends to continue to invest substantially all of its assets in income producing real estate, with an emphasis on neighborhood and community shopping centers, although the Company will retain the flexibility to invest in other types of real property. While the Company is not limited to any geographical location, the Company's current strategy is to invest primarily in properties located in the northeastern region of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York.

At October 31, 2002, the Company owned or had an equity interest in twenty six properties comprised of neighborhood and community shopping centers, office and retail buildings and service and distribution facilities located in nine states throughout the United States, containing a total of 3.0 million square feet of gross leasable area ("GLA"). For a description of the Company's individual investments, see Item 2.

Investment and Operating Strategy

The Company's investment objective is to increase the cash flow and consequently the value of its properties, and seeks growth through (i) the strategic re-tenanting, renovation and expansion of its existing properties, and (ii) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in its targeted geographic region. The Company may also invest in other types of real estate in the targeted geographic region.

The Company invests in properties where cost effective renovation and expansion programs combined with effective leasing and operating strategies, can improve the properties' values and economic returns. Retail properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. In determining whether to proceed with a renovation or expansion, the Company considers both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation. The Company believes that its properties provide opportunities for future renovation and expansion.

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

The Company may from time to time enter into arrangements for the acquisition of properties with unaffiliated property owners through the issuance of units of limited partnership interests in entities that the Company controls. These units may be redeemable for cash or for shares of the Company's Common stock or Class A Common stock. The Company believes that this acquisition method may permit the Company to acquire properties at attractive prices from property owners wishing to enter into tax-deferred transactions.

Core Properties

The Company considers those properties which are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the twenty six properties in the Company's portfolio, twenty two properties are considered core properties consisting of seventeen retail properties and five office buildings (including the Company's executive headquarters). At October 31, 2002, these properties contained in the aggregate 2,216,000 square feet of gross leaseable area ("GLA"). The Company's core properties collectively had 398 tenants providing a wide range of products and services. Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants. At October 31, 2002, the core properties were 96% leased.

Three of the core properties in the Company's portfolio are owned by partnerships in which the Company is the sole general partner.

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

At October 31, 2002, the Company's non-core properties consisted of one office building, containing 202,000 square feet of GLA, one retail property totaling 126,000 square feet and two industrial facilities with a total of 447,000 square feet of GLA. The non-core properties collectively had 7 tenants and were 92% leased at October 31, 2002.

The office property has three tenants which offer a range of services, including engineering, management and administrative.

The retail property, located in Tempe, Arizona, is leased to two tenants under long term leases. The leases obligate these tenants to pay all taxes, insurance, maintenance and other operating costs on their portion of the property leased during the term of the lease.

The two industrial facilities are 100% occupied and consist of automobile and truck parts distribution warehouses. The facilities are net leased to DaimlerChrysler Corporation under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

At October 31, 2002, the Company also holds two fixed rate mortgage notes and a promissory note with a total book value of $3,447,000. The mortgages are secured by retail properties that were previously owned and sold by the Company. The promissory note is secured by a security interest in the ownership of the entity that acquired a property previously owned by the Company.

Financing Strategy

The Company intends to finance future acquisitions with the most advantageous sources of capital which it believes are available to the Company at the time, and which may include the sale of common equity through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, and (ii) minimizing its exposure to interest rate risk represented by floating rate debt.

Recent Developments

In December 2002, the Company acquired in separate transactions, two shopping center properties totaling 263,186 square feet of leasable area for an aggregate purchase price of $51 million. The purchase price was financed from available short-term investments and cash. The properties which are located in the Company's preferred geographic region of New York and Connecticut contain a total of 15 national, regional and local retailers.

One of the properties was acquired at a cost of $39.9 million. The property acquired contains 173,569 square feet of leasable space and approximately 12,000 square feet of developable space, is located in Westchester County, New York and is situated on 3.6 acres of land. The shopping center contains 8 retail tenants. Tenants, who lease more than 10% of the property's leasable area, consist of Toys `R Us (46,850 sf), The Sports Authority (43,000 sf), Borders Books (35,000 sf), and OfficeMax (25,750 sf). The property is currently 100% leased.

The Company, in separate transactions, has contracted to purchase two additional retail properties for an aggregate purchase price of $33 million. The properties are located in the Company's preferred geographic region and contain approximately 169,000 square feet of leasable area. The acquisitions are expected to be financed with available cash and borrowings.

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

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties. Three of the Company's non-core properties are net leased to tenants under long-term lease arrangements, in which case, property management is provided by the tenants. The Company's remaining property is managed by an independent property management company. The Company supervises the property management company that manages the property.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut. It occupies approximately 5,000 square feet in a two story office building owned by the Company. The Company has 22 employees. The Company believes that its relationship with its employees is good.

Financial Information About Industry Segments

The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.

Item 2.    Properties.

Core Properties

The Company considers those properties which are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the twenty six properties in the Company's portfolio, twenty two properties are considered core properties consisting of seventeen retail properties and five office buildings (including the Company's executive headquarters). At October 31, 2002, these properties contained in the aggregate 2,216,000 square feet of gross leaseable area ("GLA"). The Company's core properties collectively had 398 tenants providing a wide range of products and services. Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants. At October 31, 2002, the core properties were 96% leased. The Company believes the core properties are adequately covered by insurance.

In June 2002, the Company acquired a 90% interest in the Ridgeway Shopping Center (Ridgeway) located in Stamford, Connecticut. Ridgeway was developed in the 1950's and redeveloped in the mid-1990's. Ridgeway contains 331,000 square feet of leasable space and 29,000 square feet of office space. It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2002, Ridgeway revenues represented approximately 9% of the Company's total revenues and approximately 25% of the Company's total assets at October 31, 2002. The loss of this center or a material decrease in revenues from the center for any reason might have a material adverse effect on the Company.

As of October 31, 2002, Ridgeway retail space was 96% leased. The Property's largest tenants are: The Stop & Shop Company, a division of the Dutch food conglomerate, Ahold, occupying 60,000 square feet of sales floor area of the Property (approximately 17% of the Ridgeway's gross leasable area (GLA)) and Bed, Bath and Beyond, a retailer who leases 47,000 square feet of sales floor area (approximately 13% of GLA). Other than The Stop & Shop Company (22%), Bed Bath & Beyond (16%) and Marshall's Inc, a division of the TJX Companies (11%), no tenant accounts for more than 10% of the Ridgeway's annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway executed as of October 31, 2002 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):


Year of Lease          Number of        Square Footage of Expiring   Minimum Annual Base  Percentage of
Expiration             Expiring Leases  Leases                       Rentals              Base Rent (%)
----------             ---------------  ------                       -------              -------------
2003                     3                  1,775                    $   56,172              0.7%
2004                     1                    235                         5,640              0.1%
2005                     1                  2,375                       120,246              1.5%
2006                     1                  1,400                        49,000              0.6%
2007                     4                  9,400                       333,300              4.3%
2008                    10                 69,071                     1,655,351             21.2%
2009                     2                  2,209                       101,553              1.3%
2010                     4                 42,240                       641,833              8.2%
2011                     1                  3,040                        98,678              1.3%
2012                     4                 21,567                       653,654              8.4%
Thereafter               4                145,156                     4,098,030             52.4%
                       ---                -------                     ---------            ------
                        35                298,468                     7,813,457            100.0%
                        ==                =======                     =========            ======


The following table sets forth information concerning each core property at October 31, 2002. Except as otherwise noted, all core properties are 100% owned by the Company.

                                                                       Gross
                             Year              Year        Year       Leasable            Number of
        Location          Renovated         Completed    Acquired   Square Feet  Acres    Tenants  Leased   Principal Tenant
        --------          ---------         ---------    --------   -----------  -----    -------  ------   ----------------
Retail Properties:
Stamford, CT (1)               1997           1950         2002       360,000    13.6      35      88%  Stop & Shop Supermarket

Springfield,  MA               1996           1970         1970       316,000    26.0      27      94%  A&P Supermarket

Meriden, CT                    2001           1989         1993       313,000    29.2      25      99%  ShopRite Supermarket

Danbury, CT                      -            1989         1995       194,000    19.3      21     100%  Christmas Tree Shops

Briarcliff Manor, NY (1)       2000           1978         1998       161,000    11.4      29      93%  Stop & Shop Supermarket

Carmel, NY                     1999           1983         1995       126,000    19.0      18     100%  ShopRite Supermarket

Wayne, NJ                      1992           1959         1992       102,000     9.0      46     100%  A&P Supermarket

Newington, NH                    -            1975         1979       102,000    14.3      10      99%  Linens `N Things

Darien, CT                     1992           1955         1998        95,000     9.5      19     100%  Shaw's Supermarket

Somers, NY                       -            1991         1999        78,000    10.8      35      98%  Gristede's Supermarket

Farmingdale, NY                1993           1981         1993        70,000     5.6      15     100%  King Kullen Supermarket

Eastchester, NY (1)            2002           1978         1997        70,000     4.0      11     100%  Food Emporium
                                                                                                            (Division of A&P)

Ridgefield, CT                 1999           1930         1998        51,000     2.1      52      89%  Chico's

Briarcliff Manor, NY             -            1975         2001        38,000     1.0      18      94%  Dress Barn

Danbury, CT                      -            1988         2002        33,000     2.7       6     100%  Gateway

Briarcliff Manor, NY           2001           1981         1999        29,000     4.0       3     100%  Westchester
                                                                                                            Community College

Somers, NY                       -            1987         1992        19,000     4.9      12     100%  Putnam County Savings Bank
Office Properties:
Greenwich, CT                    -            1983         1998        19,000     1.0       2     100%  Greenwich Hospital

Greenwich, CT                    -            1977         2001        11,000     0.4       4     100%  Glenville Medical Center

Greenwich, CT                    -            1983         1993        10,000     0.2       3     100%  Urstadt Biddle
                                                                                                           Properties Inc.

Greenwich, CT                  1983           1953         1994        10,000     0.2       3      87%  Prescott Investors

Greenwich, CT                    -            1978         2000         9,000     1.0       4     100%  Insurance Center of
                                                                                                          Greenwich
                                                                    ---------              ---
                                                                    2,216,000              398
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

At October 31, 2002, the Company's non-core properties consisted of one office building, containing 202,000 square feet of GLA, one retail property totaling 126,000 square feet and two industrial facilities with a total of 447,000 square feet of GLA. The non-core properties collectively had 7 tenants and were 92% leased at October 31, 2002.


The following table sets forth information concerning each non-core property in which the Company owned an equity interest at October 31, 2002. The non-core properties are 100% owned by the Company.

                          Year          Year    Year          Rentable            Number of
      Location          Renovated    Completed  Acquired    Square Feet   Acres   Tenants    Leased  Principal Tenant
      --------          ---------    ---------  --------    -----------   -----   -------    ------  ----------------

Southfield, MI              -           1973      1983        202,000     7.8      3        70%      Arcadis Giffels

Tempe, AZ                 2000          1970      1970        126,000     8.6      2        100%     Mervyn's, Inc.

Dallas, TX                1989          1970      1970        255,000    14.5      1        100%     DaimlerChrysler Corporation

St. Louis, MO             2000          1970      1970        192,000    16.0      1        100%     DaimlerChrysler Corporation
                                                              -------              -

                                                              775,000              7
                                                              =======              =

Lease Expirations - Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for the leases in place as of October 31, 2002, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease             Number of Leases             Square Footage of          Percentage of Total Occupied
Expiration                     Expiring                Expiring Leases                    Square Feet
----------                     --------                ---------------                    -----------
2003 (1)                          72                           105,935                          3.73%
2004                              56                           132,959                          4.68%
2005                              42                           212,980                          7.50%
2006                              39                           132,862                          4.68%
2007                              34                           342,935                         12.07%
2008                              34                           408,378                         14.37%
2009                              33                           339,903                         11.96%
2010                              20                           158,741                          5.59%
2011                              29                           361,142                         12.71%
2012                              26                           166,694                          5.87%
2013                               5                            62,489                          2.20%
Thereafter                        15                           415,879                         14.64%
                                  --                           -------                         ------
                                 405                         2,840,897                        100.00%
                                 ===                         =========                        =======

(1)Represents lease expirations from November 1, 2002 to October 31, 2003 and month-to-month leases.

Item  3.     Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2002.

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder
             Matters.

(a) Price Range of Common Shares

Shares of Common stock and Class A Common stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBP.A", respectively. The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2002 and 2001 as reported on the New York Stock Exchange:

                                                   Fiscal Year Ended                     Fiscal Year Ended
Common shares:                                     October 31, 2002                      October 31, 2001
--------------                                     ----------------                      ----------------
                                                   Low             High             Low                 High
                                                   ---             ----             ---                 ----
First Quarter                                    $ 8.60           $10.65           $6.35               $7.27
Second Quarter                                   $10.25           $12.28           $6.99               $7.85
Third Quarter                                    $ 9.95           $12.80           $7.64               $8.66
Fourth Quarter                                   $10.77           $11.60           $8.02               $8.93


                                                   Fiscal Year Ended                    Fiscal Year Ended
Class A Common shares:                             October 31, 2002                     October 31, 2001
----------------------                             ----------------                     ----------------
                                                   Low           High              Low                  High
                                                   ---           ----              ---                  ----
First Quarter                                    $ 9.35         $10.28             $6.39                $7.64
Second Quarter                                   $ 9.88         $12.00             $7.35                $8.54
Third Quarter                                    $10.60         $12.00             $8.12                $9.28
Fourth Quarter                                   $10.80         $11.97             $8.55                $9.75

(b) Approximate Number of Equity Security Holders

At January 10, 2003 (latest date available), there were 1,453 shareholders of record of the Company's Common stock and 1,459 shareholders of record of the Class A Common stock.

 (c) Dividends Declared on Common stock and Class A Common stock and Tax Status

The following table sets forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2002 and 2001:


Dividends Paid Per:                      Common Share                                  Class A Common Share
------------------              -------------------------------                ---------------------------------
                                           Ordinary                                       Ordinary
                           Gross Dividend   Income       Capital Gain     Gross Dividend   Income        Capital Gain
Divident Payment Date:     Paid Per Share Distribution   Distribution     Paid Per Share  Distribution   Distribution
---------------------      -------------- ------------   ------------     --------------  ------------   ------------

January 18, 2002               $0.185       $0.135        $0.05               $0.205       $0.15         $0.055
April 19, 2002                 $0.185       $0.135        $0.05               $0.205       $0.15         $0.055
July 21, 2002                  $0.185       $0.135        $0.05               $0.205       $0.15         $0.055
October 18, 2002               $0.185       $0.135        $0.05               $0.205       $0.15         $0.055
                              -------      -------       ------              -------      ------         ------
                               $0.740       $0.540        $0.20               $0.820       $0.60         $0.220
                             ========      =======       ======              =======      ======         ======


Dividends Paid Per:                      Common Share                                  Class A Common Share
------------------              -------------------------------                ---------------------------------
                                           Ordinary                                       Ordinary
                           Gross Dividend   Income       Capital Gain     Gross Dividend   Income        Capital Gain
Divident Payment Date:     Paid Per Share Distribution   Distribution     Paid Per Share  Distribution   Distribution
---------------------      -------------- ------------   ------------     --------------  ------------   ------------

January 21, 2001                $0.18        $0.18        $0.00                $0.20       $0.20          $0.00
April 21, 2001                  $0.18        $0.18        $0.00                $0.20       $0.20          $0.00
July 21, 2001                   $0.18        $0.18        $0.00                $0.20       $0.20          $0.00
October 19, 2001                $0.18        $0.18        $0.00                $0.20       $0.20          $0.00
                               ------       ------       ------               ------      ------          -----
                                $0.72        $0.72        $0.00                $0.80       $0.80          $0.00
                               ======       ======       ======               ======      ======          =====

The Company has paid uninterrupted quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 2002, the Company made distributions to stockholders aggregating $.74 per Common share and $.82 per Class A Common share. On December 12, 2002, the Board of Directors approved the payment of a quarterly dividend payable January 17, 2003 to stockholders of record on January 3, 2003. The dividends were declared in the amounts of $.19 per Common share and $.21 per Class A Common share.

On June 16, 1998, the Board of Directors declared a special stock dividend on the Company's Common stock consisting of one share of a newly created class of Class A Common Stock, par value $.01 per share, for each share of the Company's Common Stock. The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock has identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock. The stock dividend was paid on August 14, 1998.

Although the Company intends to continue to declare quarterly dividends on its Common shares and Class A Common shares, no assurances can be made as to the amounts of any future dividends. The declaration of any future dividends by the Company is within the discretion of the Board of Directors and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors. Two principal factors in determining the amounts of dividends are (i) the requirement of the Internal Revenue Code that a real estate investment trust distribute to shareholders at least 90% of its real estate investment trust taxable income, and (ii) the amount of the Company's funds from operations, as defined.

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

(d)      Recent Sales of Unregistered Securities - None.

Item 6.      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,                                     2002             2001            2000            1999         1998
                                                           ----             ----            ----            ----         ----


Balance Sheet Data:
Total Assets                                           $353,633         $218,352        $180,792        $183,774    $ 165,039
                                                       ========         ========        ========        ========    =========

 Mortgage Notes Payable                                $106,429          $47,115         $51,903         $51,263      $32,900
                                                       ========          =======         =======         =======      =======

Preferred Stock                                         $14,341          $33,462         $33,462         $33,462      $33,462
                                                        =======          =======         =======         =======      =======

Operating Data:
Total Revenues                                          $44,340          $36,093         $31,009         $29,430     $ 25,385
                                                        =======          =======         =======         =======     ========

Total Operating Expenses                                $29,438          $26,154         $23,281         $21,596      $17,252
                                                        =======          =======         =======         =======      =======

Net  Income  Applicable  to Common  and Class A
Common Stockholders                                     $16,080          $10,540         $ 5,442         $ 6,043      $ 5,615
                                                        =======          =======         =======         =======      =======

Other Data :
Funds from Operations (Note 1)                          $21,073          $14,611         $11,914         $11,878     $ 11,782
                                                        =======          =======         =======         =======     ========

Net Cash Provided by Operating Activities               $18,532          $21,308         $14,262         $14,423      $13,901
                                                        =======          =======         =======         =======      =======

Net Cash (Used in) Investing Activities               $(64,960)        $(11,394)       $ (3,713)       $(10,556)    $(31,130)
                                                      =========        =========       =========       =========    =========

Net Cash Provided by (Used in)
Financing Activities                                    $59,023          $22,040      $ (11,436)       $ (5,009)      $19,207
                                                        =======          =======      ==========       =========      =======

Per Share Data (Note 2):

Net Income-Basic
    Class A Common Stock                                   $.89            $1.01            $.55            $.62         $.57
    Common Stock                                           $.80             $.91            $.50            $.55         $.52

Net Income - Diluted:
    Class A Common Stock                                   $.87             $.97            $.55            $.61         $.57
    Common Stock                                           $.78             $.88            $.49            $.54         $.52

Cash Dividends on:
    Class A Common Stock                                   $.82             $.80            $.78            $.76         $.19
    Common Stock                                           $.74             $.72            $.70            $.68        $1.13
                                                           ----             ----            ----            ----        -----
Total                                                     $1.56            $1.52           $1.48           $1.44        $1.32
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

Note 2: Per share data for 1998 has been restated to reflect the effect of the one-for-one stock dividend in the form of a new issue of Class A Common Stock distributed in August 1998, however, the cash dividends are presented based on actual amounts paid.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2002, the Company owned or had interest in 26 properties containing a total of 3.0 million square feet of leasable area.

This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Liquidity and Capital Resources

Sources of Capital

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2003 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2002, 2001 and 2000, net cash provided by operations amounted to $18.5 million, $21.3 million and $14.3 million, respectively. Dividends paid to stockholders of the Company in fiscal 2002, 2001 and 2000 amounted to $16.4 million, $11.9 million and $10.9 million, respectively. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), proceeds from sales of non-core properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company's ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

At October 31, 2002, the Company had cash and cash equivalents of $46.3 million compared to $33.7 million in 2001. The Company also had $25.1 million in liquid short-term investments as of October 31, 2002. The Company's cash positions and short-term investments reflect the temporary investment of the net proceeds received from the sales of the Company's Class A Common shares during fiscal 2002 and 2001.

Financings

In fiscal 2002, the Company completed an underwritten public offering of 8,050,000 shares of its Class A Common stock. The net proceeds to the Company (after deducting underwriting fees and expenses) was $81.9 million. A portion of the proceeds was used to repay $16 million of outstanding revolving credit line indebtedness. The balance of the net proceeds of the offering is expected to be used to acquire properties. In December 2002, the Company acquired two properties utilizing approximately $51 million in cash. In November 2001, the Company also sold 699,222 shares to its underwriters to cover over allotments in connection with the Company's stock offering of 4,800,000 shares in fiscal 2001. Net proceeds to the Company amounted to $6,069,000.

In fiscal 2001, the Company completed an underwritten public offering of 4,800,000 shares of its Class A Common stock. The net proceeds to the Company (after deducting underwriting fees and expenses) was $41.1 million. The Company also sold 200,000 shares of Common stock and 5,000 shares of Class A Common stock in a private placement for total proceeds of $1,435,000. The Company used the proceeds of these offerings to complete the acquisitions of two properties, repay outstanding credit line borrowings and repurchase 200,000 shares of its Series B preferred stock at a cost of $16.1 million.

At October 31, 2002, the Company had a $18.75 million secured revolving credit facility with a bank which expires in fiscal 2005 and a conditional $20 million unsecured revolving line of credit with the same bank which expires in fiscal 2003. The revolving credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. During 2002, the Company borrowed $16 million on the secured credit line to complete the acquisition of the Ridgeway Shopping Center, Stamford, Connecticut (see below). Borrowings were fully repaid from the proceeds of the sale of equity securities in fiscal 2002. There were no borrowings during the year under the unsecured credit line and there were no outstanding borrowings on either line of credit at October 31, 2002.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

At October 31, 2002, the Company's contractual obligations for borrowings are as follows:
                       Payments Due by Period                 Amount

                       Less than 1 year                       $ 1,840,000
                       1 to 3 years                           $ 4,124,000
                       4 to 5 years                           $20,153,000
                       After 5 years                          $80,312,000


Borrowings consist of $106,429,000 of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.53% at October 31, 2002. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2002, the Company spent approximately $2.8 million for capital expenditures including $1.5 million related to tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company has budgeted an additional $3.3 million for known capital improvements and leasing costs in fiscal 2003. These expenditures are generally funded from operating cash flows or borrowings on its credit facilities.

Acquisitions and Sales

During fiscal 2002, the Company acquired a 90% general partner interest in a shopping center in Stamford, Connecticut for $86.8 million (including transaction costs of $708,000). The property was acquired subject to a $57.4 million first mortgage loan, utilizing available cash of approximately $13.4 million and revolving credit line borrowings of $16 million. The Company also purchased a shopping center in Danbury, Connecticut for $7.0 million subject to a first mortgage loan of $2.0 million and acquired the remaining 15% interest in the Giffels Building in Southfield, Michigan that it did not own for a purchase price of $1.25 million.

In December 2002, the Company acquired two properties in separate transactions for an aggregate purchase price of approximately $51 million. The acquisitions were funded from available cash.

As of October 31, 2002, the Company had contracted to purchase two additional shopping center properties for an aggregate purchase price of approximately $33 million. The properties are located in the Company's preferred geographic area of Westchester County, New York and Fairfield County, Connecticut. The transactions are expected to close during the first half of fiscal 2003.

In fiscal 2001, the Company acquired two properties for $9.5 million. One property was acquired subject to a first mortgage loan of $4.2 million. The purchases were financed from available cash and borrowings under the Company's revolving credit lines.

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The Company intends to sell the non-core properties as opportunities become available. The Company has selectively effected asset sales to generate cash proceeds over the last several years. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. In fiscal 2001, the Company sold two non-core properties for $1.2 million and a shopping center for $16 million. At October 31, 2002, the remaining non-core properties total four properties with a net book value of approximately $12 million and consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States).


Funds from Operations

The Company considers Funds from Operations ("FFO") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)), plus depreciation and amortization, excluding gains (or losses) from sales of property and debt restructuring and after adjustments for unconsolidated joint ventures. The Company considers recoveries of investments in properties subject to finance leases to be analogous to amortization for purposes of calculating FFO. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indication of the Company's operating performance or for cash flows as a measure of liquidity or its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for each of the years ended October 31, 2002, 2001 and 2000 (amounts in thousands).

                                                                                            2002            2001          2000
                                                                                            ----            ----          ----

Net Income Applicable to Common and Class A Common Stockholders                             $16,080         $10,540        $5,442

Plus: Real property depreciation                                                              5,459           4,463         4,571
      Amortization of tenant improvements and
            Allowances                                                                        2,088           2,234         1,067
      Amortization of deferred leasing costs                                                    517             851           545
      Recoveries of investments in properties subject to
            finance leases                                                                        -              91           822
      Adjustments for unconsolidated joint venture                                                -         (3,252)           534
Less: Excess of carrying value over cost  to repurchase preferred shares                     (3,071)              -             -
      Gains on sales of real estate investments                                                   -           (316)       (1,067)
                                                                                            ------          -------       -------

Funds from Operations                                                                       $21,073         $14,611       $11,914
                                                                                            =======         =======       =======

Net Cash Provided by Operating Activities                                                   $18,532         $21,308       $14,262
                                                                                            =======         =======       =======
Net Cash Used in Investing Activities                                                      $(64,960)       $(11,394)      $(3,713)
                                                                                            ========       =========      ========
Net Cash Provided by (Used in) Financing Activities                                         $59,023         $22,040     $(11,436)
                                                                                            =======         =======     =========

Results of Operations

Fiscal 2002 vs. Fiscal 2001

Revenues

Revenues from operating leases increased 23.4% to $42.2 million in fiscal 2002 compared to $34.2 million in fiscal 2001. The increase in operating lease revenues resulted from additional rental revenues from new properties acquired during both years and leasing of previously vacant space at the Company's core properties. During fiscal 2002 and 2001, the Company acquired four properties containing 442,000 square feet of space. Rents from recently acquired properties increased operating lease income by approximately $5.5 million in fiscal 2002. In the current year the Company renewed or signed new leases totaling 236,000 square feet of space at its core properties. In fiscal 2002, the overall leasing levels at the Company's properties decreased to 95% compared to 98% leased in the year ago period. Additionally, the Company's total property occupancy levels decreased to 92% in fiscal 2002 from 98% in fiscal 2001. The decrease in leasing and occupancy levels was principally caused by the loss of a tenant occupying 115,390 square feet at the Company's Five Town Plaza shopping center and a tenant occupying 94,000 square feet at the Company's office property in Southfield, Michigan who re-leased 32,400 square feet of its previously occupied space. The balance of the space remains vacant at October 31, 2002. The Company re-leased the 115,390 square feet of space at Five Town Plaza.

Lease termination income of $765,000 in fiscal 2002 represents lease cancellation payments from tenants who terminated two leases early during the year. One of the vacant spaces was re-leased during the year. Interest income increased in fiscal 2002 from the investment of cash proceeds during the year into short-term investments at generally lower yields and the addition of a new $1.2 million promissory note receivable (interest at 12.5% per annum).

Expenses

Total expenses increased to $29.4 million from $26.2 million in fiscal 2001. Property expenses increased 11.1% to $12.8 million from $11.5 million principally from the incremental expense of recently acquired properties, which increased property expenses by $1.4 million in fiscal 2002. Property expenses for properties owned during 2002 and 2001 were generally unchanged. Snow removal costs decreased by approximately $250,000 which was largely offset by increases in property taxes and insurance costs.

Interest expense increased principally from new mortgage loans totaling $59.4 million assumed in connection with recent acquisitions. The increase in interest expense was partially offset by the repayments of outstanding bank credit line borrowings. The Company also repaid approximately $6 million in mortgage notes payable which matured during fiscal 2001.

Depreciation expense increased by $850,000 principally due to the additional expense incurred from current year property acquisitions. Amortization expense decreased by $354,000 principally from the write-off in fiscal 2001 of unamortized leasing commissions related to tenants who vacated during the year.

General and administrative expenses increased to $2.8 million or 14.2% in fiscal 2002 as compared to $2.5 million in fiscal 2001. The increase is due primarily to increased compensation costs.

In fiscal 2002, the Company repurchased 200,000 shares of its Series B Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company has recorded the excess of the carrying value over the cost to repurchase the preferred shares of $3,071,000 as an increase in net income applicable to Common and Class A Common stockholders.

Fiscal 2001 vs. Fiscal 2000

Revenues

Property occupancy levels increased to 98% from 97% in fiscal 2000. Operating lease revenues increased 13.1% to $34.2 million in fiscal 2001 compared to $30.2 million in fiscal 2000. The increase in operating lease revenues resulted from leasing of previously vacant space, higher tenant base rent renewal rates at certain of the Company's properties and higher recoveries of property operating, property tax and other recoverable costs. Operating lease income also increased by $682,000 from the reclassification of three net leases previously accounted for as direct finance leases in accordance with generally accepted accounting principles. During the year, one of the properties was sold and the net leases of the remaining two properties expired. The new leases were classified as operating leases.

Lease termination income of $1,137,000 represents a settlement of the Company's claims against a former tenant arising from the tenant's bankruptcy and rejection of its lease at one of the Company's properties.

The Company had an investment in an unconsolidated joint venture which was accounted for under the equity method. The joint venture owned the Countryside Square shopping center in Clearwater, Florida. In fiscal 2001, the property was sold and the Company recorded $3,864,000 as its proportionate share of the income of the joint venture including its earnings from the sale of the property as compared to earnings of $245,000 in fiscal 2000.

In 2001, the Company sold two non-core properties for net gains of $316,000 as compared to net gains on sales of $1,067,000 in fiscal 2000.

Expenses

Total expenses increased to $26.2 million from $23.3 million in fiscal 2000. Property expenses increased by 10.5% in fiscal 2001 principally from higher snow removal costs, maintenance and repairs and property taxes. These items increased property expenses by $1,046,000 in fiscal 2001 and resulted from higher than normal snowfall amounts during the period and increased property tax assessments at the Company's core properties.

Interest expense increased from borrowings of $16.5 million on the Company's revolving credit lines during the year. The increase in interest expense was partially offset by mortgage loans repaid during the year.

Depreciation and amortization expense increased to $7.6 million from $6.3 million in fiscal 2000 from the expenditure of $11.7 million for property improvements, tenant allowances and leasing costs during the year. The Company also wrote off $287,000 of unamortized tenant allowances related to former tenants who vacated space during the year.

Application of Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are those applicable to the evaluation of the collectibility of accounts and notes receivable and the evaluation of impairment of long-term assets.

The allowance for doubtful accounts and notes receivable is established based on quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers.

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant receivables on the accompanying balance sheets. It is the Company's policy to maintain an allowance for future tenant credit losses of approximately 10% of the deferred straight line rent receivable balance.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at October 31, 2002.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. The Statement, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company will adopt the provisions of the Statement in fiscal 2003, and does not expect the Statement to have a material impact on the Company's financial position or results from operations. In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in fiscal 2003 will not have any impact since the Company will continue to use the intrinsic value method as set forth in APB # 25.

Inflation

The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and (ii) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon renewal at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's expose to increases in costs and operating expenses resulting from inflation.

Environmental Matters

Based upon management's ongoing review of its Properties, management is not aware of any environmental condition with respect to any of the Company's properties which would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (i) the discovery of environmental conditions, which were previously unknown, (ii) changes in law,
(iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which would adversely affect the Company's financial condition and results of operations.

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

As of October 31, 2002, the Company had no outstanding borrowings under its secured and unsecured line of credit arrangements. During the twelve month periods ended October 31, 2002 and 2001, the average variable rate indebtedness outstanding during such periods had a combined weighted average interest rate of 3.38% and 6.9%. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by approximately $12,000 and $145,000 in fiscal 2002 and 2001, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

a) The following sets forth the information required by Item 304(a)(1) of Regulation S-K:

         (i) On May 13, 2002, Arthur Andersen LLP was dismissed as the Company's independent public accountant.

         (ii) The reports of Arthur Andersen LLP on the Company's financial statements for the years ended October 31, 2001 and October 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         (iii) The decision to change accountants was recommended by the Company's Audit Committee and approved by the Registrant's Board of Directors.

         (iv) During the years ended October 31, 2001 and October 31, 2000 and through May 13, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference thereto in its reports on the financial statements for such periods.

         (v) During the years ended October 31, 2001 and October 31, 2000 and through May 13, 2002, there have occurred none of the "reportable events" listed in Item 304(a)(1) (v) of Regulation S-K.

(b) The Company requested that Arthur Andersen LLP furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated May 20, 2002, is filed as Exhibit 10.23 to this Form 10-K.

(c) On May 21, 2002 the Company engaged Ernst & Young LLP to serve as its independent public accountant. During the Company's two most recent fiscal years, and during any subsequent period through May 21, 2002, the Company did not consult with Ernst & Young LLP on any accounting or auditing issues.

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant.

      The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 12, 2003. The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS' of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.
         ------------------------------------

The following sets forth certain information regarding the executive officers of the Company:

Name                          Age     Offices Held

Charles J. Urstadt            74      Chairman and Chief Executive Officer (since September 1989)
                                      Mr.  Urstadt has been the  Chairman of the Board of Directors  since 1986,  and a
                                      Director  since  1975.  Mr.  Urstadt  also  serves  as the  Chairman  of  Urstadt
                                      Property Company,  Inc.  (formerly Pearce,  Urstadt,  Mayer & Greer Inc.) and has served in such capacity for more than five years.

Willing L. Biddle             41      President and Chief Operating Officer (since December, 1996); Executive Vice
                                      President (March, 1996 to December 1996); Senior Vice President - Management
                                      (June, 1995 to March 1996); Vice President - Retail (April 1993 to June, 1995);
                                      Vice President - Asset Management (April 1993 to June 1994).

James R. Moore                54      Executive Vice President and Chief Financial Officer (since March,  1996); Senior
                                      Vice President and Chief Financial  Officer (1989 to 1996);  Treasurer  (December
                                      1987);  Secretary (1987-1999) Vice  President-Finance and Administration (1987 to
                                      1989).

Raymond P. Argila             54      Senior Vice President and Chief Legal Officer (since June 1990);  formerly Senior
                                      Counsel, Cushman & Wakefield, Inc. (1987 to 1990).

Officers of the Company are elected annually by the Directors.

Item 11. Executive Compensation.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 12, 2003. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 12, 2003. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management" of such Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Company has filed with the Securities and Exchange Commission its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 12, 2003. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

A.    Financial Statements and Financial Statement Schedules

      1. Financial Statements --

      The consolidated financial statements listed in the accompanying index to financial statements on Page 29 are filed as part of this Annual Report.

      2.  Financial Statement Schedules --

      The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 29. All other financial statement schedules are inapplicable.

B.    Reports on Form 8-K

      The Registrant filed the following Reports on Form 8-K with the Commission:

     1. A Current Report on Form 8-K dated September 13, 2002. Such report referred under Item 9 to the written statements and certifications of the Registrant's principal executive officer and principal financial officer in response to Section 906 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(b) under the Securities Exchange Act of 1934 with respect to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 2002.

     2. A Current Report on Form 8-K dated October 17, 2002. Such report referred under Item 5. to a press release published by the Company on October 17, 2002 announcing agreements to acquire two properties for $33 million.


C.  Controls and Procedures

    1. Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that its disclosure and controls procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Exchange
    Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    2. Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

D. Exhibits.

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

(4)               Instruments Defining the Rights of
                  ----------------------------------
                  Security Holders, Including Indentures.
                  --------------------------------------

         4.1      Common Stock:  See Exhibits 3.1 (a)-(d) hereto.
                  ------------

         4.2      Series B Preferred Shares:  See Exhibits 3.1 (a)-(d), 10.13
                  -------------------------
                  - 10.15, 10.17 and 10.22.

         4.3      Series A Preferred Share Purchase Rights:  See Exhibits 3.1
                  ----------------------------------------
                  (a)-(d) and 10.3 hereto.

(10)              Material Contracts.
                  ------------------

         10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989).1

         10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990).1

         10.3 Amended and Restated Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 31, 1998 (incorporated herein by reference to Exhibit 10-1 of the Registrant's Current Report on Form 8-K dated November 5,
                  1998).

         10.4 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond
                  P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991). 1

         10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990). 1

         10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the
                  Registrant's Annual Report on Form 10-K for the year ended October 31, 1991).1

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

         10.8 Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996). 1

         10.10 Restricted Stock Plan (incorporated by reference to Exhibit B of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (No. 333-19113)). 1

         10.10.1 Form of Supplemental Agreement with Restricted Stockholders (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). 1

         10.11 Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998). 1

         10.12 Purchase and Sale Agreement, dated September 9, 1998 by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Registrant, as purchaser (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated September 23,
                  1998).

1 Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

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

         10.17 Waiver and Amendment of Registration Rights Agreement dated as of September 14, 2001 by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2001).

         10.18 Amended and Restated Restricted Stock Award Plan effective December 9, 1999 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000).

         10.19 Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000).

         10.20 Promissory Note and Stock Pledge Agreement dated July 3, 2002 by Willing L. Biddle in favor of the Registrant.1

         10.21 Amended and Restated Restricted Stock Award Plan effective December 12, 2001 as approved by the Registrant's stockholders on March 13, 2002. 1

         10.22 Amendment to Registration Rights Agreement dated as of December 31, 2001 by and among the Company and the Remaining Initial Purchasers.

         10.23 Letter from Arthur Andersen LLP dated May 20, 2002 regarding a change in Registrant's Certifying Accountants (incorporated by reference to Exhibit 16.1 of the Registrant's Current Report on Form 8-K/A dated May 23, 2002).

(21)              Subsidiaries.
                  ------------

         21.1     List of Company's subsidiaries

(23)              Consents of Experts.
                  --------------------

         23.1 The consent of Ernst & Young LLP to the incorporation by reference of its report included herein in the Company's Registration Statements is filed herewith as part of this report.

                      URSTADT BIDDLE PROPERTIES INC.
Item 14a             INDEX TO FINANCIAL STATEMENTS AND
--------            ----------------------------------
                       FINANCIAL STATEMENT SCHEDULES




                                                                    Page

Consolidated Balance Sheets at October 31, 2002 and 2001             30

Consolidated Statements of Income for each of the
  three years in the period ended October 31, 2002                   31

Consolidated Statements of Cash Flows for each of the
  three years in the period ended October 31, 2002                   32

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended October 31, 2002   33

Notes to Consolidated Financial Statements                        34-44

Report of Independent Auditors                                       45

Schedule.
--------

The following consolidated financial statement schedules of Urstadt Biddle Properties Inc. are included in Item 14(d):

III  Real Estate and Accumulated Depreciation - October 31, 2002     46

IV   Mortgage Loans on Real Estate - October 31, 2002                47

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                              October 31,
                                                                                                 --------------- -----------------
  ASSETS                                                                                                   2002              2001
                                                                                                           ----              ----

  Real Estate Investments:
      Core properties-- at cost, net of accumulated depreciation                                       $252,711          $160,152
      Non-core properties - at cost, net of accumulated depreciation                                     11,944            11,039
      Mortgage notes and other receivable                                                                 3,447             3,507
                                                                                                          -----             -----
                                                                                                        268,102           174,698

  Cash and cash equivalents                                                                              46,342            33,747
  Restricted cash                                                                                           514               333
  Short-term investments                                                                                 25,145                 -
  Tenant receivables, net of allowances                                                                   5,695             3,826
  Deferred charges, net of accumulated amortization                                                       3,294             3,477
  Prepaid expenses and other assets                                                                       4,541             2,271
                                                                                                          -----             -----
            Total Assets                                                                               $353,633          $218,352
                                                                                                       ========          ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Mortgage notes payable                                                                           $106,429           $47,115
      Accounts payable and accrued expenses                                                               1,021             2,670
      Deferred officers' compensation                                                                       287               230
      Other liabilities                                                                                   4,218             4,142
                                                                                                          -----             -----
           Total Liabilities                                                                            111,955            54,157
                                                                                                        -------            ------

  Minority Interests                                                                                      7,320             4,365
                                                                                                          -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100 per share); 150,000 and 350,000 shares issued and outstanding in 2002 and 2001, respectively
                                                                                                         14,341            33,462
                                                                                                         ------            ------

  Commitments and Contingencies

  Stockholders' Equity:
      Excess stock, par value $.01 per share; 10,000,000 shares authorized;
        none issued and outstanding                                                                           -                 -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
        6,578,572 and 6,242,139 issued and outstanding shares in 2002 and 2001, respectively                 66                62
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
        18,449,472 and 9,600,019 issued and outstanding shares in 2002 and 2001, respectively               185                96
      Additional paid in capital                                                                        254,266           162,763
      Cumulative distributions in excess of net income                                                 (30,487)          (31,654)
      Unamortized restricted stock compensation and notes receivable
        from officers/stockholders                                                                      (4,013)           (4,899)
                                                                                                        -------           -------

          Total Stockholders' Equity                                                                    220,017           126,368
                                                                                                        -------           -------
  Total Liabilities and Stockholders' Equity                                                           $353,633          $218,352
                                                                                                       ========          ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)

                                                                                            Year Ended October 31,
                                                                             ---------------- --------------- ----------------
                                                                                        2002            2001             2000
                                                                                        ----            ----             ----
Revenues
    Operating leases                                                                 $42,206         $34,209          $30,242
    Lease termination income                                                             765           1,137                -
    Interest and other                                                                 1,369             747              767
                                                                                       -----          ------           ------
                                                                                      44,340          36,093           31,009
                                                                                      ------          ------           ------

Operating Expenses
    Property expenses                                                                 12,781          11,502           10,413
    Interest                                                                           5,584           4,456            4,245
    Depreciation                                                                       7,547           6,697            5,638
    Amortization                                                                         517             871              669
    General and administrative expenses                                                2,836           2,484            2,152
    Directors' fees and expenses                                                         173             144              164
                                                                                      ------          ------           ------
                                                                                      29,438          26,154           23,281
                                                                                      ------          ------           ------

Operating Income                                                                      14,902           9,939            7,728

Equity in Earnings of Unconsolidated Joint Venture                                         -           3,864              245

Minority Interests in Results of Consolidated Joint Ventures                           (395)           (432)            (451)

Gains on Sales of Real Estate Investments                                                  -             316            1,067
                                                                                       -----          ------            -----

Net Income                                                                            14,507          13,687            8,589

    Preferred Stock Dividends                                                        (1,498)         (3,147)          (3,147)

    Excess of Carrying Value Over Cost to Repurchase Preferred Shares                  3,071               -                -
                                                                                       -----         -------          -------

Net Income Applicable to Common and Class A Common  Stockholders
                                                                                     $16,080         $10,540           $5,442
                                                                                     =======         =======           ======

Basic Earnings per Share:
Common                                                                                  $.80            $.91             $.50
                                                                                        ====            ====             ====
Class A Common                                                                          $.89           $1.01             $.55
                                                                                        ====           =====             ====

Weighted Average Number of Shares Outstanding:
Common                                                                                 6,089           5,881            5,351
                                                                                       =====           =====            =====
Class A Common                                                                        12,615           5,182            5,059
                                                                                      ======           =====            =====

Diluted Earnings Per Share:
Common                                                                                  $.78            $.88             $.49
                                                                                        ====            ====             ====
Class A Common                                                                          $.87            $.97             $.55
                                                                                        ====            ====             ====

Weighted Average Number of  Shares Outstanding:
Common and Common Equivalent                                                           6,432           6,038            5,433
                                                                                       =====           =====            =====
Class A Common and Class A Common Equivalent                                          13,136           5,606            5,532
                                                                                      ======           =====            =====

Dividends Per Share:
Common                                                                                  $.74            $.72             $.70
                                                                                        ====            ====             ====
Class A Common                                                                          $.82            $.80             $.78
                                                                                        ====            ====             ====

The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)

                                                                                           Year Ended October 31,
                                                                                ---------------- ---------------- ----------------
                                                                                     2002             2001             2000
                                                                                     ----             ----             ----
   Operating Activities:
   Net income                                                                     $14,507          $13,687           $8,589
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                                8,064            7,568            6,307
       Restricted stock compensation                                                  942              769              630
       Recovery of investment in properties owned
          subject to financing leases                                                   -              191            1,214
       Equity in income of unconsolidated joint venture                                 -          (3,864)            (245)
       Minority interests in results of consolidated joint ventures                   395              432              451
       Gains on sales of real estate investments                                        -            (316)          (1,067)
       Increase in restricted cash                                                  (181)            (174)             (81)
       (Increase) decrease in tenant receivables                                  (1,871)               98            (481)
       (Decrease) increase in accounts payable and accrued expenses               (1,649)            1,448            (684)
       (Increase) decrease in other assets and other liabilities, net             (1,675)            1,469            (371)
                                                                                  -------            -----            -----
      Net Cash Provided by Operating Activities                                    18,532           21,308           14,262
                                                                                   ------           ------           ------

   Investing Activities:
       Purchase of short term investments                                        (25,145)                -                -
       Acquisitions of properties                                                (34,785)          (5,606)          (1,627)
       Acquisition of minority interests                                          (1,258)          (1,013)                -
       Improvements to properties and deferred charges                            (2,814)         (11,695)          (6,642)
       Investment in unconsolidated joint venture                                       -            (480)            (535)
       Net proceeds from sales of properties                                          275            1,216            3,921
       Distributions to limited partners of consolidated joint venture              (395)            (432)            (451)
       Distributions received from unconsolidated joint venture                         -            6,544            1,500
       Payments to limited partners of unconsolidated joint venture                 (600)                -                -
       Payments received on mortgage notes and other receivables                       62               72              121
       Deposits on acquisitions of properties                                       (300)                -                -
                                                                                 -------           -------           ------

       Net Cash Used in Investing Activities                                     (64,960)         (11,394)          (3,713)
                                                                                 --------         --------          -------

   Financing Activities:
       Sales of additional Common and Class A Common shares                        88,523           42,959            2,713
       Proceeds from mortgage notes  payable and bank loans                        17,200           26,250            6,500
       Payments on mortgage notes payable and bank loans                         (17,256)         (35,190)          (7,861)
       Dividends paid - Common and Class A Common shares                         (14,913)          (8,797)          (7,712)
       Dividends paid - Preferred Stock                                           (1,498)          (3,147)          (3,147)
       Purchases of Common and Class A Common  shares                                   -             (35)          (1,929)
       Repurchase of preferred shares                                            (16,050)                -                -
       Repayments of notes from officers                                            3,017                -                -
                                                                                   ------           ------         --------

       Net Cash Provided by (Used in) Financing Activities                         59,023           22,040         (11,436)
                                                                                   ------           ------         --------

   Net Increase (Decrease) In Cash and Cash Equivalents                            12,595           31,954            (887)
   Cash and Cash Equivalents at Beginning of Year                                  33,747            1,793            2,680
                                                                                   ------            -----            -----

   Cash and Cash Equivalents at End of Year                                       $46,342          $33,747           $1,793
                                                                                  =======          =======           ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                                                                                   Unamortized
                                          Common Stock    Class A Common Stock                      Restricted
                                          ------------    --------------------           (Cumulative     Stock
                                     Outstanding          Outstanding         Additional Distributions Compensation
                                     Number of      Par   Number of       Par    Paid In In Excess Of  and Notes
                                     Shares        Value  Shares         Value  Capital   Net(Income) Receivable  Total
                                     ---------    ------  ------         -----  --------  ----------- ----------  -----
Balances - October 31, 1999          5,531,845      $55   5,184,039       $52  $120,964  $(31,127) $(1,907)     $88,037
Net Income applicable to Common
  and Class A common stockholders            -        -           -         -         -     5,442         -       5,442
Cash dividends paid :
   Common Stock ($.70 per share)             -        -           -         -         -   (3,748)         -     (3,748)
   Class A common Stock ($.78
   per share)                                -        -           -         -         -   (3,964)         -     (3,964)
Sale of additional shares               64,400        -     256,400         3     2,406         -         -       2,409
Sale of additional shares under
   dividend reinvestment plan           21,367        -      22,035         -       304         -         -         304
Shares issued under restricted
   stock plan                           48,375        1      48,375         1       700         -     (702)           -
Amortization of restricted stock
   Compensation                              -        -           -         -         -         -       630         630
Purchases of shares                  (108,600)      (1)   (154,600)       (2)   (1,926)         -         -     (1,929)
                                     ---------      ---   ---------       ---   -------   -------   -------     -------
Balances - October 31, 2000          5,557,387       55   5,356,249        54   122,448  (33,397)   (1,979)      87,181
Net Income applicable to Common
   and Class A common                        -        -           -         -         -    10,540         -      10,540
stockholders
Cash dividends paid :
   Common stock ($.72 per share)             -        -           -         -         -   (4,487)         -     (4,487)
   Class A common stock ($.80
   per share)                                -        -           -         -         -   (4,310)         -     (4,310)
Sale of additional shares              200,000        2   4,805,000        48    42,521         -         -      42,571
Sale of additional shares under
  dividend reinvestment plan            18,652        -      23,257         -       343         -         -         343
Shares issued under restricted
  stock plan                            48,000        -      48,000         -       686         -     (686)           -
Amortization of restricted stock
   Compensation                              -        -           -         -         -         -       769         769
Purchases of shares                      (900)        -     (2,800)         -      (35)                   -        (35)
                                                                                                -
Exercises of stock options             419,000        5      24,859         -     3,043         -         -       3,048
Note from officer upon exercise
    of stock options                         -        -           -         -         -         -   (3,003)     (3,003)
Deemed repurchase of Class A
   common Stock                              -        -   (654,546)       (6)    (6,243)        -        -      (6,249)
                                     ---------       --   ---------       --    -------   -------    ------     -------
Balances - October 31, 2001          6,242,139       62   9,600,019        96   162,763  (31,654)   (4,899)     126,368
Net Income applicable to Common
   and Class A common                        -        -           -         -         -    16,080         -      16,080
stockholders
Cash dividends paid :
   Common stock ($.74 per share)             -        -           -         -         -   (4,750)         -     (4,750)
   Class A common stock ($.82
   per share)                                -        -           -         -         -  (10,163)         -    (10,163)
Sales of Class A common shares               -        -   8,749,222        88    87,835         -         -      87,923
Sales of additional shares under
  dividend reinvestment plan            14,296        -      19,494         -       364         -         -         364
Shares issued under restricted
  stock plan                           110,375        2      43,425         1     1,577         -   (1,580)           -
Amortization of restricted stock
   compensation                              -        -           -         -         -         -       942         942
Exercises of stock options             211,762        2      37,312         -     1,727         -         -       1,729
Notes from officers upon exercises
    of stock options                         -        -           -         -         -         -   (1,493)     (1,493)
Repayments of notes  receivable
from officers                                -        -           -         -         -         -    3,017        3,017
                                     ---------      ---  ----------      ----  --------  --------- --------    --------
Balances - October 31, 2002          6,578,572      $66  18,449,472      $185  $254,266  $(30,487) $(4,013)    $220,017
                                     =========      ===  ==========      ====  ========  ========= ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2002, the Company owned or had interests in 26 properties containing a total of 3.0 million square feet of leasable area.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and entities in which the Company has the ability to control the affairs of the venture. Prior to September 2001, the Company had an investment in an unconsolidated joint venture which was accounted for by the equity method of accounting. Under the equity method, only the Company's net investment and proportionate share of income or loss of the unconsolidated joint venture is reflected in the financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT, that among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies as a REIT and will distribute all of its taxable income for the fiscal years through 2002 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Depreciation and Amortization
The Company uses the straight-line method for depreciation and amortization. Core and non-core properties are depreciated over the estimated useful lives of the properties, which range from 30 to 40 years. Property improvements are depreciated over the estimated useful lives which range from 10 to 20 years. Tenant improvements are amortized over the life of the related leases.

Deferred Charges
Deferred charges consist principally of leasing commissions which are amortized ratably over the life of the tenant leases and financing fees which are amortized over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $1,437,000 and $1,786,000 as of October 31, 2002 and 2001,
respectively.

Real Estate Investment Impairment
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. It is the Company's policy to reclassify properties as assets to be disposed of upon determination that such properties will be sold within one year.

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

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2002 and 2001, approximately $3,743,000 and $1,970,000 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating cost recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the related expenses are incurred. Lease termination fees received by the Company from its tenants are recognized as income in the period received. Interest income is recognized as it is earned. Gains and losses on sales of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable (including straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2002 and 2001, tenant and other receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $1,169,000 and $411,000, respectively.

Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents.

Restricted Cash
Restricted cash consists of those tenant security deposits which are required to be held in separate bank accounts.

Short-Term Investments
Short-term investments consists of investments with original maturities of greater than three months when purchased and are carried at cost plus accrued interest (which approximates fair value). At October 31, 2002, short-term investments consist principally of shares of a mutual fund which invests primarily in fixed income securities with an average duration of between three and thirteen months.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, rent receivable, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2002 and 2001, the estimated aggregate fair value of the mortgage notes receivable was $3,542,000 and $3,594,000, respectively.

The estimated fair value of mortgage notes payable was $118,000,000 and $49,000,000 at October 31, 2002 and 2001, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Earnings Per Share
The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128 "Earnings Per Share." Basic earnings per share ("EPS") excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted number of Common shares and Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company. Since the cash dividends declared on the Company's Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                       2002         2001         2000
                                                                                       ----         ----         ----
Numerator
Net income  applicable to common stockholders - basic                                $4,880       $5,326       $2,650
Effect of dilutive securities:
  Operating partnership units                                                           160         (32)           28
                                                                                     ------       ------       ------
Net income applicable to common stockholders - diluted                               $5,040       $5,294       $2,678
                                                                                     ======       ======       ======

Denominator
Denominator for basic EPS-weighted average common shares                              6,089        5,881        5,351
Effect of dilutive securities:
  Stock options and awards                                                              288          157           82
Operating partnership units                                                              55            -            -
                                                                                      -----        -----        -----
Denominator for diluted EPS - weighted average common
  equivalent shares                                                                   6,432        6,038        5,433
                                                                                      =====        =====        =====

Numerator
Net income applicable to Class A common stockholders-basic                          $11,200       $5,214       $2,792
Effect of dilutive securities
  Operating partnership units                                                           202          246          246
                                                                                    -------       ------       ------
Net income applicable to Class A common stockholders - diluted                      $11,402       $5,460       $3,038
                                                                                    =======       ======       ======

Denominator
Denominator for basic EPS - weighted average Class A common shares                   12,615        5,182        5,059
Effect of dilutive securities:
  Stock options and awards                                                              211          135           90
  Operating partnership units                                                           310          289          383
                                                                                     ------        -----        -----
Denominator for diluted EPS - weighted average Class A common
  equivalent shares                                                                  13,136        5,606        5,532
                                                                                     ======        =====        =====

The weighted average Common equivalent shares and Class A common equivalent shares for the years ended October 31, 2001 and 2000 exclude 54,553 Common and 54,553 Class A Common partnership units which are exchangeable into shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

Recently Issued Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" which updates and clarifies the accounting and reporting for impairment of assets held in use and to be disposed of. The Statement, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company will adopt the provisions of the Statement in fiscal 2003, and does not expect the Statement to have a material impact on the Company's financial position or results from operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in fiscal 2003 will not have an impact since the Company will continue to use the intrinsic value method as set forth in APB No. 25.

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2002 and 2001 (in thousands):


                                                            Mortgage Notes
                                Core        Non-core             and Other      2002                 2001
                          Properties      Properties           Receivables    Totals               Totals
---------------------------------------------------------------------------------------------------------
Retail                      $244,384          $1,920                $3,447   $249,751            $145,289
Office                         8,023           8,240                     -     16,263              27,071
Industrial                         -           1,784                     -      1,784               2,034
Undeveloped Land                 304               -                     -        304                 304
                            --------         -------                ------   --------            --------
                            $252,711         $11,944                $3,447   $268,102            $174,698
                            ========         =======                ======   ========            ========

The Company's investments at October 31, 2002, consisted of equity interests in 26 properties, which are located in various regions throughout the United States and mortgage notes. The Company's primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties. As a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations. The following is a summary of the geographic locations of the Company's investments at October 31, 2002 and 2001 (in thousands):

                                                                                   2002               2001
-------------------------------------------------------------------- ------------------- ------------------
Northeast                                                                      $253,432           $160,897
Southeast                                                                         1,196              1,200
Midwest                                                                           9,048              8,064
Southwest                                                                         4,426              4,537
                                                                               --------           --------
                                                                               $268,102           $174,698
                                                                               ========           ========

(3) CORE PROPERTIES

The components of core properties were as follows (in thousands):

                                                                                   2002               2001
---------------------------------------------------------- ----------------------------- -----------------
Land                                                                            $53,021            $32,524
Buildings and improvements                                                      236,362            159,650
                                                                                -------            -------
                                                                                289,383            192,174
Accumulated depreciation                                                       (36,672)           (32,022)
                                                                               --------           --------
                                                                               $252,711           $160,152
                                                                               ========           ========

Space at the Company's core properties is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases of the core properties become due as follows: 2003 - $31,861,000; 2004 - $30,677,000; 2005 -
$28,608,000; 2006 - $26,645,000; 2007 - $24,711,000 and thereafter -
$134,255,000.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were approximately $47,000, $70,000, and $148,000, in 2002, 2001 and 2000, respectively.

In fiscal 2002 and 2001, the Company received net proceeds of $765,000 and $1,137,000, respectively, in satisfaction of all claims against former tenants in negotiated settlements of the tenants lease obligations. The settlement amounts are reflected in revenues in the accompanying consolidated statements of income as lease termination income in the years ended October 31, 2002 and 2001.

The Company is the general partner in an entity that owns the Eastchester Mall in Eastchester, New York. The limited partner is entitled to preferential distributions of cash flow from the property and may put its interest in the entity to the Company for a fixed number of shares of Common Stock and Class A Common stock of the Company. The Company, at its option, may redeem the limited partner's interest for cash. The Company also has an option to purchase the limited partner's interest after a certain period.

The Company is also the general partner in an entity that owns the Arcadian Shopping Center in Briarcliff Manor, New York. The limited partners contributed the property, subject to a $6.3 million first mortgage, in exchange for partnership units (OPU's) of the entity. The OPU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock. The limited partners are entitled to preferential distributions of cash flow from the property and may put their partnership interests to the Company for cash or Class A Common Stock of the Company at a unit price as defined in the partnership agreement. The Company, at its option, may redeem the limited partners' interest for cash. The Company also has the option to purchase the limited partners' interest for cash after a certain period. In fiscal 2001, the Company redeemed, at net book value, 127,548 OPU's for cash of $1.0 million. At October 31, 2002 and 2001 there were 255,097 OPU's outstanding.

In June 2002, UB Stamford, LP, a newly formed limited partnership in which the Company has a 90% general partner interest, acquired the Ridgeway shopping center, a 360,000 square foot shopping center in Fairfield County, Connecticut for a total purchase price of $89.99 million, including transaction costs of $708,000 and the assumption of an existing first mortgage loan on the property of $57,369,000 at a fixed interest rate of 7.54%. The partnership agreement provides for the partners to receive an annual cash preference from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any. The limited partners' cash preferences are paid after the general partner's preferences are satisfied. The balance of available cash, if any, is distributed in accordance with the respective partners' interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners' interests. The partners are not obligated to make any additional capital contributions to the partnership. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 for a period of five years ending in June 2007. The assumption of the first mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2002 consolidated statement of cash flows.

The limited partnership interests in the partnerships are reflected in the accompanying consolidated financial statements as Minority Interests.

In March 2002, the Company acquired a shopping center in Danbury, Connecticut for $7.0 million subject to a first mortgage loan of $2.0 million at a fixed interest rate of 8.375%. The assumption of the first mortgage represents a non-cash financing activity and is therefore not included in the accompanying 2002 consolidated statement of cash flows.

In fiscal 2001, the Company purchased an office property in Greenwich, Connecticut and a 38,000 square foot shopping center in Westchester County, New York in separate transactions for a total purchase price of $9.5 million. In connection with the acquisition of the shopping center, the Company assumed a first mortgage of $4.2 million. The assumption of the first mortgage represents a non-cash financing activity and is therefore not included in the accompanying 2001 consolidated statement of cash flows.

In fiscal 2000, the Company purchased one office property for $1.65 million.

(4) NON-CORE PROPERTIES

The Board of Directors has authorized a plan to sell all of the non-core properties of the Company over a period of several years. At October 31, 2002, the non-core properties consist of two distribution and service properties, one office building and one retail property located outside of the Northeast region of the United States.

The components of non-core properties were as follows (in thousands):

                                                                                 2002                  2001
--------------------------------------------------------------- ---------------------- ---------------------
Land                                                                           $1,943                $1,493
Buildings and improvements                                                     19,321                17,970
                                                                               ------                ------
                                                                               21,264                19,463
Accumulated depreciation                                                      (9,320)               (8,424)
                                                                              -------               -------
                                                                              $11,944               $11,039
                                                                              =======               =======

Minimum rental payments on non-cancelable operating leases of the non-core properties become due as follows: 2003 - $4,822,000; 2004 - $4,956,000; 2005 -
$4,497,000; 2006 - $4,572,000; 2007 - $4,284,000 and thereafter $3,695,000.

Sales of Properties
In fiscal 2002, the Company sold undeveloped land for a net loss on sale of $6,200.

In fiscal 2001, the Company sold a non-core property for $100,000. There was no gain or loss on the sale. The Company also sold undeveloped land for a net gain on the sale of the property of $316,000.

In fiscal 2000, the Company sold two of its non-core properties for net gains on the sales of $1,067,000.

The operating income of the properties sold during each of the years ended October 31, 2002, 2001 and 2000 was less than 1% of the consolidated operating income in each of the years then ended.

Prior to December 2001, the Company was the sole general partner in Countryside Square Limited Partnership (the "Partnership"), which owned the Countryside Square Shopping Center in Clearwater, Florida. Upon the formation of the Partnership in 1997, the Company contributed the property and the limited partners contributed 600,000 Common shares of the Company. In 1998, the Partnership received 600,000 Class A Common shares pursuant to a stock dividend and in 1999, exchanged 600,000 Common shares with an affiliate for an equivalent number of Class A Common shares. After the exchange, the Partnership owned 1,200,000 shares of Class A Common stock of the Company. The Company accounted for its proportionate interest in the Class A Common shares owned by the Partnership as a deemed repurchase of 545,454 Class A Common shares and reduced its investment in the unconsolidated joint venture and stockholders' equity in an amount equal to the fair value of the shares repurchased.

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

Upon the Partnership's sale of the property, the Company effectively gained control of the Partnership and as a result, the Partnership's accounts, which included $1.2 million in notes issued by the purchaser of the property and 1,200,000 shares of the Company's Class A Common stock held by the Partnership, were thereafter consolidated with the Company. Upon consolidation, the remaining 654,546 shares of Class A Common stock held by the Partnership were retired. In December 2001, the Partnership was liquidated.

(5) MORTGAGE NOTES AND OTHER RECEIVABLES

The components of the mortgage notes receivable and other receivables at October 31, 2002 and 2001 were as follows (in thousands):

                                                                                             2002        2001
-------------------------------------------------------------------------------------- ----------- -----------
Remaining principal balance                                                                $2,685      $2,786
Unamortized discounts to reflect market interest rates
at time of acceptance of notes                                                              (434)       (479)
                                                                                           -----       ------
                                                                                           $2,251      $2,307
Promissory note receivable                                                                  1,196       1,200
                                                                                            -----       -----
                                                                                           $3,447      $3,507

Mortgage notes receivable consist of two fixed rate mortgages with contractual interest rates of 9% and 12%. The promissory note is due in 2004, bears interest at 12.5% and is collateralized by a security interest in the ownership interest of the purchaser of the Clearwater, Florida property - See Note 4.

At October 31, 2002, principal payments on the mortgage notes receivable and promissory note become due as follows: 2003 - $163,000; 2004 - $1,261,000; 2005
- $130,000; 2006 - $142,000; 2007 - $156,000 and thereafter - $2,029,000.

(6)  MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At October 31, 2002, the Company had ten non-recourse first mortgage notes payable totaling $106,429,000 ($47,115,000 at October 31, 2001) due in
installments over various terms extending to fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $170,000,000 as of October 31, 2002.

Scheduled principal payments during the next five years and thereafter are as follows: 2003 - $1,840,000; 2004 - $1,985,000; 2005 - $2,139,000; 2006 -
$8,928,000; 2007 - $11,225,000 and thereafter - $80,312,000.

At October 31, 2002, the Company had a secured revolving line of credit with a bank which allows for borrowings up to $18.75 million. The agreement which expires in October 2005 is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The Company can elect a fixed rate option at any time prior to the last year of the agreement. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. At October 31, 2002 and 2001, the Company had no outstanding borrowings under this revolving credit agreement. The Company pays annual fees of 1/4% on the unused portion of this credit facility.

At October 31, 2002 and 2001, the Company had an outstanding letter of credit of $139,295 which expires in fiscal 2003.

The Company also has a $20 million unsecured line of credit arrangement with the same bank. The line of credit expires in fiscal 2003 and, is available to acquire real estate, refinance indebtedness and for working capital needs. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings bear interest at the prime rate + 1/2% or LIBOR + 2 1/2%. The Company pays an annual fee of 1/4% on unused amounts. There were no borrowings outstanding under this line of credit at October 31, 2002 and 2001.

Interest paid for the years ended October 31, 2002, 2001, and 2000 was $5,584,000, $4,456,000 and $4,245,000, respectively.

(7) PREFERRED STOCK

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into other securities or property of the Company. On or after January 8, 2008, the Series B Preferred Stock may be redeemed by the Company at its option, in whole or in part, at a redemption price of $100 per share, plus all accrued dividends. Upon a change in control of the Company (as defined), (i) each holder of Series B Preferred Stock shall have the right, at such holder's option, to require the Company to repurchase all or any part of such holder's Series B Preferred Stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends, and (ii) the Company shall have the right, at the Company's option, to redeem all or any part of the Series B Preferred Stock at (a) prior to January 8, 2008, the Make-Whole Price (as defined) and (b) on or subsequent to January 8, 2008, the redemption price of $100 per share, plus all accrued and unpaid dividends. Holders of the Series B Preferred Stock are entitled to receive cumulative preferential cash dividends equal to 8.99% per annum, payable quarterly in arrears and subject to adjustments under certain circumstances.

The Series B Preferred Stock contains covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of the Series B Preferred Stock are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at October 31, 2002 and 2001.

In fiscal 2002, the Company repurchased 200,000 shares of its Series B Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company has recorded the excess of the carrying value over the cost to repurchase the preferred shares as an increase in net income applicable to Common and Class A Common stockholders.

(8) STOCKHOLDERS' EQUITY

In fiscal 2002, the Company completed a secondary offering of 8,050,000 shares of its Class A Common Stock in an underwritten public offering. The net proceeds to the Company (after deducting underwriting fees and expenses) were $81,854,000. In November 2001, the Company also sold 699,222 shares to its underwriters to cover over allotments in connection with the Company's secondary stock offering of 4,800,000 shares in fiscal 2001. Net proceeds to the Company amounted to $6,069,000.

In fiscal 2001, the Company sold 4,800,000 shares of its Class A Common Stock in an underwritten public offering. The net proceeds to the Company (after deducting underwriting fees and expenses) were $41,136,000. The Company also sold 200,000 shares of Common Stock and 5,000 shares of Class A Common Stock for total proceeds of $1,435,000 in a private placement offering with two entities controlled by an officer of the Company.

Underwriting commissions and costs incurred in connection with the Company's stock offerings are reflected as a reduction of additional paid in capital.

In fiscal 1998, the Board of Directors declared and paid a special stock dividend on the Company's Common Stock consisting of one share of a newly created class of Class A Common Stock, par value $.01 per share, for each share of the Company's Common Stock. The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

The Company has a stockholders rights agreement, which expires on November 12, 2008. The rights are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% ("Acquiring Person") or more of the combined voting power of the Company's Common Shares, or announces an offer the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to two times the exercise price of the right.

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


In fiscal 1996, the Company's Board of Directors authorized a program to purchase up to 500,000 shares each of the Company's Common Stock and Class A Common Stock. As of October 31, 2002, the Company purchased and retired a total of 224,500 Common shares and 214,100 Class A Common shares under this program (none in 2002).

(9) STOCK OPTION AND OTHER BENEFIT PLANS

The Company has a stock option plan whereby 824,093 Common shares and 743,003 Class A Common shares were reserved for issuance to key employees and non-employee Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant and are generally exercisable in installments over a maximum period of four years from the date of grant.

A summary of stock option transactions during the periods covered by these financial statements is as follows:

Year ended October 31                        2002                      2001                       2000
---------------------               -----------------------    -------------------------   --------------------
                                                Weighted                   Weighted                    Weighted
                                     Number      Average       Number       Average         Number      Average
                                       of       Exercise         of        Exercise           of       Exercise
Common Stock:                        Shares      Prices        Shares       Prices          Shares      Prices
-------------                        ------      ------        ------       ------          ------      ------
Balance at beginning of period        315,060        $7.00       739,958        $6.91      736,843       $7.04
Granted                                   ---          ---           ---          ---      593,000       $6.81
Exercised                           (211,762)        $6.88     (419,000)        $6.83          ---         ---
Canceled/Forfeited                   (11,728)        $7.03       (5,898)        $7.54     (589,885)      $6.91
                                     --------                    -------                  ---------
Balance at end of period               91,570        $7.50       315,060        $7.00      739,958       $6.91
Exercisable                            91,570                    222,060                   146,958

Class A Common Stock:

Balance at beginning of period        314,605        $7.50       739,464        $7.48      732,482       $7.10
Granted                                   ---          ---           ---          ---      593,000       $7.13
Exercised                            (37,312)        $7.26      (24,859)        $7.38          ---         ---
Canceled/Forfeited                  (210,483)        $7.16     (400,000)        $7.13     (586,018)      $6.96
                                    ---------               -  ---------                  ---------
Balance at end of period               66,810        $7.71       314,605        $7.50      739,464       $7.48
Exercisable                            66,810                    221,605                   146,464
Weighted  average  fair value per
share   of  an   option   granted
during the year                           ---                        ---                     $0.18
    - Common Stock
    - Class A Common Stock                ---                        ---                     $0.12

At October 31, 2002, exercise prices of shares of Common Stock and Class A Common Stock under option ranged from $6.60 to $9.03, for the Common Stock and $6.65 to $9.09, for the Class A Common Stock. Option expiration dates range for both classes of stock from April 2003 through April 1, 2009 and the weighted average remaining contractual life of these options is 3.5 years.

As of October 31, 2002, outstanding options to acquire approximately 44,000 shares each of Common Stock and Class A Common stock permit the optionee to elect to receive either shares of Common stock, Class A Common Stock or a combination of both. Upon an election to exercise shares of a class of common stock by the optionee, a comparable number of shares of the class of common stock not elected by such optionee is deemed cancelled and no longer available for future grants.

The fair value of the Company's stock options granted in fiscal 2000 were estimated as of the date of grant using a Black-Scholes option pricing model using the following assumptions (there were no grants in 2002 and 2001):

Year Ended October 31,                                                                                              2000
------------------------------------------------------------- -----------------------------------------------------------
Risk-free interest rate                                                                                            6.17%
Expected dividend yields                                                                                      9.8%-10.9%
Expected volatility                                                                                                15.1%
Weighted average option life                                                                                    10 Years

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for stock options granted under the plan. Had compensation cost for stock options granted been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the effect on the Company's net income and earnings per share in each of the three years ended October 31, 2002 would have been immaterial.

Certain officers of the Company exercised stock options to purchase shares of Common Stock and Class A Common Stock. In connection with the share exercises, the officers executed full recourse promissory notes in favor of the Company for the purchase price of the shares. In October 2002, an officer prepaid $3,017,000 in outstanding stock loans. At October 31, 2002, notes from officers totaled $1,746,000 ($3,270,000 at October 31, 2001). The notes have 10 year terms and bear fixed rates of interest ranging from 6.8% to 8%. The shares have been pledged as additional collateral for the notes. Interest is payable quarterly. The exercise of the stock options and the issuance of the notes from officers represent non-cash financing activities and are therefore not included in the accompanying consolidated statements of cash flows.

The Company has a restricted stock plan for key employees and directors of the Company. The plan, which was amended in 2002, authorizes grants of restricted stock of up to 1,050,000 shares (350,000 shares each of Common Stock and Class A Common Stock and 350,000 shares which, at the discretion of the Company's compensation committee, may be awarded in any combination of Common Stock or Class A Stock). As of October 31, 2002, the Company has awarded 350,000 shares of Common Stock and 186,300 shares of Class A Common Stock to participants as an incentive for future services. The shares vest after five years (3,500 shares each of Common Stock and Class A Common Stock were vested at October 31, 2002 (none at October 31, 2001)). Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unamortized restricted stock compensation is being amortized to expense over the vesting period. For the years ended October 31, 2002, 2001 and 2000 amounts charged to expense totaled $942,000, $769,000 and $630,000, respectively.

The Company has a profit sharing and savings plan (the "401K Plan") which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended October 31, 2002, 2001 and 2000, the Company made contributions to the 401K Plan of $93,000, $88,000 and $95,000, respectively. The Company also has an Excess Benefits and Deferred Compensation Plan which allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employees current compensation.

(10) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the year ended October 31, 2002 and 2001 adjusted to give effect to the acquisition of the Ridgeway shopping center (see Note 3) as though it was completed on November 1, 2000.

The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred as of November 1, 2000. Unaudited pro forma amounts in thousands are as follows (except per share data):

                                                                                       Year Ended October 31,

                                                                                        2002            2001
                                                                                        ----            ----
Revenues:                                                                            $50,066         $46,717
Net income applicable to Common and Class A Common Stockholders:                     $16,191          $9,843
Earnings per share:
            Basic:
                 Common                                                                 $.81            $.85
                 Class A Common                                                         $.89            $.94
            Diluted:
                 Common                                                                 $.79            $.82
                 Class A Common                                                         $.87            $.91


(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2002 and 2001 are as follows (in thousands, except per share data):

                                           Year Ended October 31, 2002                  Year Ended October 31, 2001
                                           ---------------------------                  ---------------------------
                                                  Quarter Ended                                Quarter Ended
                                                  -------------                                -------------
                                      Jan 31      Apr 30   July 31     Oct 31     Jan 31      Apr 30    July 31     Oct 31
                                      ------      ------   -------     ------     ------      ------    -------     ------

Revenues                             $10,014      $9,971   $11,223    $13,132     $8,281      $8,702     $9,983     $9,127
                                     =======      ======   =======    =======     ======      ======     ======     ======

Net Income (1)                        $3,508      $3,368    $3,295     $4,336     $1,932      $2,276     $3,211     $6,268

Preferred Stock Dividends              (487)       (337)     (337)      (337)      (786)       (787)      (787)      (787)
Excess of Carrying Value over
    cost of Preferred Shares
    Repurchased                        3,071           -         -         -          -           -          -           -
                                       -----      ------    ------     ------     ------      ------     ------      ------

Net Income Applicable to
    Common and Class A
    Common Stockholders               $6,092      $3,031    $2,958     $3,999     $1,146      $1,489     $2,424     $5,481
                                      ======      ======    ======     ======     ======      ======     ======     ======

Basic Earnings per Share:
Common                                  $.36        $.18      $.15       $.15       $.10        $.13       $.21       $.47
Class A Common                          $.40        $.20      $.17       $.17       $.11        $.14       $.24       $.52

Diluted Earnings per Share:
Common                                  $.35        $.17      $.15       $.15       $.10        $.12       $.21       $.45
Class A Common                          $.38        $.19      $.16       $.17       $.11        $.14       $.23       $.49


(1) Quarter ended October 31, 2001 includes a gain on sale of real estate investments of $316 and the Company's proportionate share of the earnings of an unconsolidated joint venture of $3,884.


(12)  SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

On December 23 2002, the Company acquired the Westchester Pavilion Shopping Center in White Plains, New York, a 185,000 square foot shopping center for $39.9 million in an all cash transaction.

On December 20 2002, the Company acquired the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot retail property for $11.2 million in an all cash transaction.

The Company has also contracted to purchase two retail properties totaling 169,000 square feet under separate agreements for an aggregate purchase price of approximately $33 million.

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

REPORT OF INDEPENDENT AUDITORS
To the Board of Directors and Stockholders of Urstadt Biddle Properties Inc.:

We have audited the accompanying consolidated balance sheet of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2002, and the related consolidated statements of income, cash flows and stockholders' equity for the year then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The financial statements of Urstadt Biddle Properties Inc. as of October 31, 2001 and for each of the two years in the period October 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 12, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                       /s/  ERNST & YOUNG LLP




New York, New York
December 11, 2002, except for the
first two paragraphs in Note 12
as to which the date is
December 23, 2002

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2002
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
       COL. A    COL. B    COL. C          COL. D                     COL. E                    COL. F       COL.G/H    COL.I
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Cost Capitalized                                                     Life on which
                                  Initial           Subsequent                                                         depreciation
                             Cost to Company      to Acquisition              Carried at Close of Period                  in latest
                              ---------------   ---------------------      ---------------------------------                 income
                                                                                                Accumulated  Date      statement is
  Description                      Building &   Carrying   Building &         Building &        Depreciation constructed   computed
  and Location   Encumbrances Land Improvements  Costs   Improvements  Land  Improvements  TOTAL   (Note(b))  Acquired     (Note(c))
  -------------- ------------ ---- ------------  -----   ------------  ----  ------------  -----   ---------  ---------     -------
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT **        -    $708   $1,641       $ -        $26        $708   $1,667       $2,375  $  64       2001        31.5
Greenwich, CT **        -     488    1,139         -         31         488    1,170        1,658     69       2000        31.5
Greenwich, CT **        -     570    2,359         -        180         570    2,539        3,109    291       1998        31.5
Greenwich, CT **        -     199      795         -         63         199      858        1,057    148       1993        31.5
Greenwich, CT **        -     111      444         -         22         111      466          577    182
Southfield, MI**        -   1,000   10,280         -      3,900       1,000   14,180       15,180  6,941       1983        35.0
                    -----   -----   ------        ---     -----       -----   ------       ------  -----
                    5,907   3,076   16,658         -      4,222       3,076   20,880       23,956  7,695
                    -----   -----   ------        ---     -----       -----   ------       ------  -----
Shopping Centers:
Stamford, CT       57,056  17,998   72,056         -          -      17,998   72,056       90,054    769       2002        39.0
Danbury, CT         1,979   2,468    4,584         -          -       2,468    4,584        7,052     78       2002        39.0
Briarcliff, NY      4,045   2,222    5,185         -          9       2,222    5,194        7,416    166       2001        40.0
Somers, NY          6,212   1,834    7,383         -         27       1,834    7,410        9,244    744       1999        31.5
Briarcliff, NY      5,705   2,300    9,708         -      1,322       2,300   11,030       13,330  1,128       1998        40.0
Ridgefield, CT          -    900     3,793         -        588         900    4,381        5,281    611       1998        40.0
Darien, CT         14,189   4,260   17,192         -        530       4,260   17,722       21,982  1,959       1998        40.0
Eastchester, NY     4,603   1,500    6,128         -        664       1,500    6,792        8,292    775       1997        31.0
Tempe, AZ               -     493    2,284         -      1,079         493    3,363        3,856  1,936       1996        40.0
Danbury, CT    *        -   3,850   15,811         -      4,091       3,850   19,902       23,752  3,615       1995        31.5
Carmel, NY          4,920   1,488    5,973         -      1,830       1,488    7,803        9,291  1,503       1995        31.5
Farmingdale, NY         -   1,027    4,174         -        150       1,027    4,324        5,351  1,287       1993        31.5
Meriden, CT             -   5,000   20,309         -      6,019       5,000   26,328       31,328  6,695       1993        31.5
Somers, NY          1,813     821    2,600         -          2         821    2,602        3,423    695       1992        31.5
Wayne, NJ      *        -   2,492    9,966         -        385       2,492   10,351       12,843  2,666       1992        31.0
Newington, NH           -     728    1,997         -      4,278         728    6,275        7,003  3,316       1979        40.0
Springfield, MA         -   1,372    3,655       307     15,531       1,679   19,186       20,865  9,358       1970        40.0
                   ------   -----   ------       ---      -----       -----   ------       ------  -----
                  100,522  50,753  192,798       307     36,505      51,060  229,303      280,363 37,301
                   ------  ------  -------       ---     ------      ------  -------      ------- ------
Industrial Distribution Center
Dallas, TX ***          -    216       844         -          -         216      844        1,060    253       1970        40.0
St.Louis,MO***          -    232       933         -          -         232      933        1,165    192       1970        40.0
                       ---   ---     -----        ---        ---        ---    -----        -----    ---
                        -    448     1,777         -          -         448    1.777        2,225    445
                       ---   ---     -----        ---        ---        ---    -----        -----    ---
Mixed Use Facility: Retail/Office:
Briarcliff, NY          -    380     1,531         -      2,191         380    3,722        4,102    552       1999        40.0
                       ---   ---     -----        ---     -----         ---    -----        -----  -----
                        -    380     1,531         -      2,191         380    3,722        4,102    552
                       ---   ---     -----        ---     -----         ---    -----       ------  -----

Total             $106,429 $54,657 $212,764      $307   $42,918     $54,964 $255,682      $310,646 $45,993
                   ======= ======= ========       ===   =======     ======= ========      ======== =======

* Properties secure a $18.75 million credit line. At October 31, 2002 there were no outstanding borrowings.
**Properties are cross collateralized for a mortgage in the amount of $5,907 at October 31, 2002.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2002
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

---------------------------------------------------------------------- ------------ ------------ ------------

NOTES:                                                                        2002         2001         2000
                                                                              ----         ----         ----

(a) RECONCILIATION OF REAL ESTATE -
OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year                                              $211,636     $192,233     $188,467
Property improvements during the year                                        2,406       10,167        5,568
Property acquired during the year                                           98,867        9,758        1,627
Property sold during the year                                                (275)                   (3,213)
                                                                                          (800)
Property reclassed from financing leases                                       ---        2,252          ---
Property assets fully written off                                          (1,988)      (1,974)        (216)
                                                                           -------      -------        -----
Balance at end of year                                                    $310,646     $211,636     $192,233
                                                                          ========     ========     ========


(b) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                               $40,446      $35,768      $30,735
Provision during the year charged to income                                  7,547        6,698        5,638
Property sold during the year                                                  ---                     (358)
                                                                                            ---
Property assets fully written off                                          (2,000)      (2,020)        (247)
                                                                           -------      -------        -----
Balance at end of year                                                     $45,993      $40,446      $35,768
                                                                           =======      =======      =======





(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.

(d) The aggregate cost basis for Federal income tax purposes at October 31, 2002 is $324,406.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2002
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

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

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):
--------------------------------------------------------------------


Retail Store:
  Erie, PA                        9%        14%   1-Jul-13    Payable in monthly installments of
                                                              Principal and Interest of $10,787.             $891             $720

Retail Store:
  Riverside, CA                   9%        12%   15-Jan-13   Payable in quarterly installments of
                                                              Principal and Interest of  $54,313.           1,794            1,531
                                                                                                            ----------------------
Total First Mortgage Loans                                                                                 $2,685           $2,251
                                                                                                            ----------------------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         URSTADT BIDDLE PROPERTIES INC.



                                         By: /S/ Charles J Urstadt
                                        ----------------------------------
                                         Charles J. Urstadt
                                         Chairman and Chief Executive Officer








Dated: January 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/S/ Charles J. Urstadt                                  January 29, 2003
------------------------------
Charles J. Urstadt
Chairman and Director
(Principal Executive Officer)


/S/ Willing L. Biddle                                    January 29, 2003
---------------------------
Willing L. Biddle
President and Director


/S/ James R. Moore                                       January 29, 2003
--------------------------
James R. Moore
Executive Vice President -
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


/S/ E. Virgil Conway                                     January 29, 2003
---------------------------
E. Virgil Conway
Director

/S/ Robert R. Douglass                                   January 29, 2003
--------------------------
Robert R. Douglass
Director

/S/ Peter Herrick                                        January 29, 2003
-------------------------------
Peter Herrick
Director

/S/ George H.C. Lawrence                                 January 29, 2003
------------------------
George H. C. Lawrence
Director

/S/ Charles D. Urstadt                                   January 29, 2003
-----------------------------
Charles D. Urstadt
Director

/S/ George J. Vojta                                      January 29, 2003
--------------------------------
George J. Vojta
Director

                                Certification

I, Charles J. Urstadt, certify that:

1. I have reviewed this annual report on Form 10-K of Urstadt Biddle Properties Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003
                               /s/ Charles J. Urstadt
                               -------------------------
                               Charles J. Urstadt
                               Chairman and
                               Chief Executive Officer

                                  Certification

I, James R. Moore, certify that:

1. I have reviewed this annual report on Form 10-K of Urstadt Biddle Properties Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003
                               /s/ James R. Moore
                               -------------------------
                               James R. Moore
                               Executive Vice President and
                               Chief Financial Officer

                              EXHIBIT 10.20


                           PROMISSORY NOTE



$1,314,812.50                                   Dated:    July 2, 2002
-------------



         FOR VALUE RECEIVED, the undersigned hereby promises to pay to Urstadt Biddle Properties Inc., (the "Company") or order, on July 2, 2012 or upon acceleration or extension of the maturity hereof as provided below, the sum of One Million Three Hundred Fourteen Thousand Eight Hundred Twelve and 50/100 Dollars ($1,314,812.50) with interest from the date hereof, computed on the basis of a 365-day year, on the principal amount hereof from time to time unpaid at a per annum rate of six and 78/100 percent (6.78%); and with interest on overdue principal and, to the extent permitted by applicable law, on overdue installments of interest at a rate which shall at all times be equal to the interest rate then applicable on this Note (as set forth above) plus 1/2% per annum. Said interest shall be payable quarterly on March 31, June 30, September 30 and December 31 of each year, except that all accrued interest shall be paid in full at the stated or accelerated or extended maturity hereof or upon prepayment in full hereof.

         All payments hereunder shall be made at the principal office of Urstadt Biddle Properties Inc. in Greenwich, Connecticut or as otherwise directed from time to time in writing by the Company.

         The principal amount of this Note is prepayable at any time, in whole or in part, without premium or penalty, provided that all prepayments hereof shall be in amounts of not less than $10,000 or, if less, such amount as is necessary to prepay in full the then outstanding principal amount of this Note.

         Upon the occurrence of any of the following events ("Events of Default"), the entire outstanding principal amount hereof and all interest accrued thereon shall, except as provided in the following paragraph, become immediately due and payable:


(i) Failure by the maker hereof to pay principal of or interest on this Note when such payment is due, and for a period of five business days thereafter; or

(ii) The employment of the maker hereof by the Company is terminated for any reason, voluntarily or involuntarily, by such maker or by the Company; or

(iii) The filing of a petition in bankruptcy (or commencement of a bankruptcy or similar proceeding) by or against the maker hereof under any applicable bankruptcy, insolvency, reorganization or similar law now or hereafter in effect.

         In the event that the employment of the maker hereof by the Company is terminated by such maker or by the Company for any reason other than the maker's dishonesty, the maturity of this Note shall be extended, subject to acceleration as provided in subparagraphs (i) and (iii) above, to the date which is seven (7) months after the date on which the maker's employment by the Company is terminated; and if the employment of the maker hereof is so terminated within one year following a Change of Control (as that term is defined in the Stock Option Plan of the Company, as from time to time in effect), the maturity of this Note shall be extended, subject to acceleration as provided in subparagraphs (i) and (iii) above, to the earlier of (a) that date which is one year and 31 days after the date of such termination or (b) the third anniversary of the date of this Note.

         This Note is entitled to the benefits and security of a certain Stock Pledge Agreement of even date herewith, as from time to time in effect, between the maker hereof and the Company.

         This Note shall be governed by and construed in accordance with the laws of The State of New York.

         The parties hereto, including the undersigned maker and all guarantors and endorsers, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance and enforcement of this Note, and assent to extensions of time of payment or forbearance or other indulgence without notice.




                                               /S/Willing L. Biddle
                                               -----------------------------
                                               Willing L. Biddle



Witnessed:    /s/Thomas D. Myers
          ----------------------------------

                                  EXHIBIT 10.20

                          STOCK PLEDGE AGREEMENT



PLEDGE AGREEMENT dated as of July 2, 2002 (this "Agreement") by and between Willing L. Biddle ("the Pledgor"), and Urstadt Biddle Properties Inc. as Pledgee (the "Company").
                                   WITNESSETH:

WHEREAS, the Pledgor is this day borrowing One Million Three Hundred Fourteen Thousand Eight Hundred Twelve and 50/100 Dollars ($1,314,812.50) from the Company for the purpose of funding the exercise price of the Pledgor's option(s) to purchase One Hundred Ninety-three Thousand (193,000) Common Shares, par value $.01 per share of the Company ("Common Shares"), in consideration for which the Pledgor is delivering to the Company a promissory note of even date herewith, as from time to time in effect, in the original principal amount of $1,314,812.50 (the "Note"); and


WHEREAS, as an inducement to the Company to accept the Note, the Pledgor has agreed to secure the due and punctual performance of the Pledgor's obligations under the Note by a pledge of 193,000 Common Shares of the Company (the "Pledged Stock");

NOW, THEREFORE, the parties hereto in consideration of these premises, hereby agree as follows:

1. Pledge. As security for the Secured Obligations described in Section 2 below, the Pledgor hereby irrevocably mortgages, pledges and assigns to the Company and creates in the Company a security interest in all the right, title and interest which the Pledgor now has or may hereafter have in the Pledged Stock and the proceeds and products thereof (all of which shall be hereinafter referred to as the "Security"). Simultaneously herewith, the Pledgor is delivering to the Company certificates representing the Pledged Stock, which certificates have been duly endorsed in blank or accompanied by stock powers executed in blank.

2. Secured Obligations. This Agreement and the Security from time to time held hereunder shall secure the due and punctual payment by the Pledgor of principal of and interest on the Note; and the due and punctual payment and performance of any and all other obligations of the Pledgor under the Note or any other agreement or instrument executed and delivered pursuant thereto or in connection therewith.

3. Stock Adjustments, Warrants, Etc. In the event that during the term of this Agreement, any stock dividend, reclassification, stock split, readjustment, warrant, option or right to acquire shares is issued by the Company or made with respect to the Security or any part thereof, the Pledgor agrees that all such new, substituted or additional Common Shares, Class A Common Shares or other securities received by the Pledgor with respect to the Security shall be promptly delivered to and held by the Company under the terms of this Agreement in the same manner as the Security originally pledged hereunder and such shares or other securities shall thereupon be included in the term "Security" as defined herein.

4. Representations. The Pledgor hereby represents and warrants that (i) there are no restrictions on the transfer of the Security; (ii) the Pledgor is the sole owner of the Security and has the unqualified right to transfer, pledge and assign the Security to the Company; and (iii) there are no outstanding liens, encumbrances or claims to the Security.

5. Voting Rights, Dividends, Etc. Unless and until an Event of Default (as defined in the Note) shall have occurred, the Pledgor shall have the right to vote the Security on all questions for all purposes not inconsistent with the terms of this Agreement or the Note, and the Company, if so requested, will execute appropriate revocable proxies therefor. Unless and until such an Event of Default shall have occurred, the Pledgor shall be entitled to receive and retain for the Pledgor's own account any and all dividends (other than stock or liquidating dividends) at any time and from time to time declared upon the Security. Upon the occurrence of any Event of Default, the Company shall thereafter be entitled to exercise all voting rights pertaining to the Security, and all proxies theretofore executed by the Pledgor shall terminate and thereafter be of no effect whatsoever, and the Company shall be entitled to receive and retain any and all dividends at any time declared upon any of the Security and to hold such dividends as part of the Security or apply them in its sole discretion.

6. Default. Upon the occurrence of any Event of Default or at any time or times thereafter, the Company shall have all of the rights and remedies of a secured party under the Uniform Commercial Code and shall have full power and authority to sell or otherwise dispose of the Security or any part thereof. Any such sale or other disposition, subject to the provisions of applicable law, may be by public or private proceedings and may be made by one or more contracts, as a unit or in parcels, at such time and place, by such method, in such manner and on such terms as the Company may determine. Except as required by law, such sale or other disposition may be made without advertisement or notice of any kind to any person. Where reasonable notification of the time or place of such sale or other disposition is required by law, such requirement shall be met if such notice is mailed, postage prepaid, at least 7 days before the time of such sale or other disposition to each person entitled thereto at each such person's last address known to the Company. The Company or any holder of the obligations secured hereby may buy any or all of the Security upon any public sale thereof. After deducting all costs and expenses of collection, custody, sale or other disposition or delivery (including legal costs and reasonable attorneys' fees) and all other charges due against the Security, the residue of the proceeds of any such sale or other disposition shall be applied to the payment of the Note and any surplus shall be returned to the Pledgor.

7. Payment of Taxes, Charges, Etc. The Company may discharge any taxes, charges, assessments, security interests, liens or other encumbrances upon the Security or otherwise protect the value thereof, and all such expenditures incurred by the Company shall become payable by the Pledgor to the Company upon demand and shall be secured by the Security.

8. Duties with Respect to Security. Except as provided by applicable law which may not be waived, the Company shall have no duty with respect to the Security other than the duty to use reasonable care in the custody and physical preservation of any certificates representing Pledged Stock in its possession.

9. Waivers. The Pledgor hereby waives notice of the acceptance of this Agreement as well as presentment, demand, payment, notice of dishonor or protest and all other notices of any kind in connection with the obligations secured hereby. The Company may extend the terms of the obligations secured hereby, without giving the Pledgor notice of the same hereunder and the Pledgor hereby agrees that no consent thereto shall be required hereunder. In addition, the Company may release, supersede, exchange or modify any other collateral security it may from time to time hold and release, surrender or modify the liability of any third party, without giving notice hereunder to the Pledgor. Such modifications, changes, renewals, releases or other actions shall in no way affect the Pledgor's obligations hereunder. The Pledgor hereby further waives and releases
(i) any right of subrogation or other similar right which the Pledgor might have against the Security by reason of any action or actions taken by the Company hereunder, (ii) any right which the Pledgor might have to require the Company to proceed against the Security or any other collateral security for the obligations secured hereby, and (iii) any requirement of diligence or promptness on the part of the Company in the enforcement of any of its rights hereunder or under the Note.

10. Transfer Expenses, Etc.. The Pledgor agrees to pay, and to indemnify and hold harmless the Company from and against, all costs and expenses (including taxes, if any) arising out of or incurred in connection with any transfer of Security into or out of the name of the Company arising out of or incurred in connection with the performance by the Company of its rights hereunder.

11. Statement as to Default. The Pledgor acknowledges to and agrees with any purchaser of Security at a foreclosure sale that any written statement by the Company or any person representing the Company asserting the occurrence of an Event of Default as the authorization for the exercise of the rights of the Company hereunder shall be conclusively presumed to be true.

12. Modification. This Agreement represents the entire understanding of the parties with respect to the security interests created hereby and may not be modified or amended without the prior written consent of the parties hereto.

13. Rights. Each and every right granted to the Company hereunder or by law shall be cumulative and may be exercised from time to time. No failure on the part of the Company to exercise or any delay in exercising any right shall operate as a waiver thereof, nor shall a single or partial exercise by the Company of any right preclude any other exercise thereof or the exercise of any other right. No course of conduct or dealing shall constitute a waiver of any of the Company's rights hereunder or otherwise.

14. Termination. Provided that no Event of Default shall have occurred and be continuing, the Company's security interest in the Security shall terminate and the Company shall deliver the Security to, or as designated by, the Pledgor upon payment in full of the principal and interest on the Note and all other amounts due under the Note.

15. Binding Effect, Etc. This Agreement shall be binding upon the Pledgor and the Pledgor's executors, administrators and assigns and shall be governed as to its validity, interpretation and effect by the laws of the State of New York. This Agreement may be executed in any number of counterparts, and by different parties on separate counterparts all of which together shall constitute one instrument.

16. Defined Terms. Terms not otherwise defined herein shall have the meanings set forth in the Note.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.


/s/ Willing L. Biddle
--------------------------------------
Willing L. Biddle, as Pledgor

Urstadt Biddle Properties Inc., as Pledgee


By:    /s/ James R. Moore
---------------------------------------
James R. Moore
Executive Vice President

E>


                                    EXHIBIT 10.21

                          URSTADT BIDDLE PROPERTIES INC.
                AMENDED AND RESTATED RESTRICTED STOCK AWARD PLAN


1.  Purposes
    This Amended and Restated Restricted Stock Award Plan (the "Plan") amends and restates the Urstadt Biddle Properties Inc. Amended and Restated Restricted Stock Award Plan dated December 9, 1999 (the "First Amended Plan") which amended the Urstadt Biddle Properties Inc. Restricted Stock Award Plan, dated March 12, 1997 (the "Original Plan"). The purposes of the Plan are to promote the long-term growth of Urstadt Biddle Properties Inc. (the "Company") by attracting, retaining and motivating executive management and non-employee directors possessing outstanding ability and to further the identity of Participants' interest with those of the shareholders of the Company through stock ownership opportunities.

2.  Definitions
    The following terms shall have the following meanings:

|_| "Award" means an award of Restricted Stock granted under the provisions of the Plan.

|_| "Board" means the Board of Directors of Urstadt Biddle Properties Inc.

|_| "Class A Common Stock" means the Class A Common Stock, par value $.01 per share, of the Company.

|_| "Committee" means the Compensation Committee of the Board of Directors appointed to administer the Plan.

|_| "Common Stock" means the Common Stock, par value $.01 per share, of the Company.

|_| "Company" means Urstadt Biddle Properties Inc.

|_| "Disability" means total and permanent disability.

|_| "Participant" means an employee or non-employee Director of the Company who is selected by the Committee to participate in the Plan.

|_| "Restricted Period" means the period of time during which an Award to Participant(s) remains subject to the Restrictions imposed on the Shares as determined by the Committee.

|_| "Restrictions" mean the restrictions and conditions imposed on an Award as determined by the Committee, which must be satisfied in order for a Participant to become vested in an Award.

|_| "Restricted Stock" means an award of Shares on which is imposed a Restriction Period.

|_| "Restricted Stock Award Date" means the date on which the Committee awarded
    Restricted Stock to a Participant.

|_| "Retirement" means, with respect to employee Participants, termination from active employment with the Company at any time after attaining the age of sixty-five (65) years and, with respect to non-employee Director Participants, expiration of the term of service on the Board by reason of the Participant's failure to be elected to the Board pursuant to a regular election or his or her decision not to stand for re-election to the Board.

|_| "Share" means a share of Common Stock or Class A Common Stock, as determined by the Committee.

3.  Effective Date Of The Plan
    The effective date of the Original Plan was March 12, 1997, and the effective date of the First Amended Plan was December 9, 1999; provided, however, that the provisions of Section 5 of the First Amended Plan which increased the number of Shares which may be issued or transferred under the Plan from the number of Shares which may be issued or transferred under the Original Plan became effective on March 15, 2000.

4.  Administration Of The Plan
    The Plan shall be administered by the Compensation Committee of the Board, comprised of persons who are "Non-Employee Directors" as defined in Rule 16b-3 of the Securities and Exchange Commission. If no such Committee shall be in office, the Plan shall be administered by the Board.

    The Committee shall have complete and discretionary authority to (a) select Participants, (b) determine the Award to be granted to a selected Participant, (c) determine the time or times when Awards will be granted,
    (d) determine the time or times and the conditions subject to which Awards may become vested or Restrictions will lapse, (e) interpret and construe the Plan and the rights of a Participant to an Award and make determinations, subject to the provisions of the Plan, in the best interests of the Company and its shareholders.

    The Committee may delegate nondiscretionary administrative duties under the Plan to one or more agents (e.g. attorneys, consultants, etc.) or officers as it deems necessary and advisable at the expense of the Company.

    Any power which may be exercised by the Committee may also be exercised by the Board. No member of the Committee or the Board shall be personally liable for any action taken or determination made in good faith with respect to the Plan or its administration. All decisions made by the Committee as administrators of the Plan shall be conclusive and binding upon all persons and the Company.

5.  Shares Subject To Plan
    The maximum number of shares of Restricted Stock which may be issued or transferred under the Plan is 1,050,000, of which 350,000 shares shall be Common Stock, 350,000 shares shall be Class A Common Stock and 350,000 shares, at the discretion of the Committee, shall be any combination of Common Stock or Class A Common Stock. Any shares of Restricted Stock which have been awarded, but are later forfeited to the Company, will again be available for Awards under the Plan.

    The Stock which may be issued or transferred under the Plan may be authorized but unissued Shares or Shares acquired by the Company and held in its Treasury as determined by the Committee.

6.  Grant Of Restricted Stock Awards
    The Committee shall from time to time, in its discretion, (i) select Participants from (a) management personnel who have significant responsibility for the growth and profitability of the Company and (b) non-employee Directors of the Company, including members of the Committee,
    (ii) determine the number and class of Shares to be granted by each Award and (iii) establish the applicable terms of each such Award. An Award granted to a non-employee Director of the Company shall be held by such non-employee Director for a period of at least six (6) months following the date of grant.

7.  Award Agreement
    Each Restricted Stock Award shall be evidenced by a written agreement, executed by the Participant and the Company, which shall contain the terms and conditions established by the Committee.

8.  Terms Of Restricted Stock Awards
    Subject to the provisions of the Plan, the Committee shall determine:

|_| The terms and conditions of the Award Agreement, including whether an Award shall consist of Common Stock, Class A Common Stock, or both;

|_|      The Restricted Period of the Award; and

|_| The Restrictions applicable to an Award, including, but not limited to employment status and director tenure rules governing forfeitures and limitations on the sale, assignment, pledge or other encumbrances during the Restricted Period.

    The Committee may, in its discretion, determine that the issuance of stock certificates representing the Restricted Stock Awards be held in custody by the Company until the Restrictions lapse.

    The Participant may, in the discretion of the Committee, receive any dividends, taxable at that time as ordinary income, and other distributions paid with respect to any Award(s), as declared and paid to shareholders during the Restricted Periods.

    Upon the lapse of Restrictions, the value of the Restricted Stock will be taxable as ordinary income. At the Committee's discretion, an arrangement may be made by the Company to assist the Participant in meeting the withholding taxes required by federal, state and local authorities.

9.  Termination Of Employment During Restricted Period
    In the event that during the term of the Restricted Period a Participant's status as an employee or non-employee Director of the Company terminates:

|_| for any reason other than death, Disability or Retirement, such Participant shall forfeit any and all Restricted Stock Awards whose Restrictions have not lapsed; or,

|_| by reason of death or Disability, the Restrictions on any and all Awards shall lapse on the date of such termination; or,

|_| by reason of Retirement, all Awards continue to vest as if Retirement had not occurred until such time as the Restrictions lapse; provided, however, that if any such retired Participant, prior to the completion of any or all Restricted Periods, accepts employment or provides services to any organization other than the Company that is engaged in the ownership and/or management or brokerage of shopping centers in The New York - Northern New Jersey - Long Island, NY-NJ-CT-PA, Metropolitan Statistical Area as defined by the Bureau of Labor Statistics, the Participant will forfeit any and all Restricted Stock Awards whose Restrictions have not lapsed.

10.      Change-Of-Control

    The Committee shall have the authority to accelerate the time at which the Restrictions will lapse or to remove any such restriction upon the occurrence of a "change-of-control" as defined by any one of the following events:

    (a) any Person who becomes the owner of 10% or more of the Company's total combined voting power of the total amount of outstanding Shares and, thereafter, individuals who were not Directors of the Company prior to the date such Person became such a 10% owner are elected as Directors pursuant to an arrangement or understanding with, or upon the request of or nomination by, such Person and constitute at least two of the Directors; or

    (b) there occurs a change-of-control of the Company of a nature that would be required to be reported in response to Item la of Form 8-K pursuant to
    Section 13 or 15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or in any other filing by the Company with the Securities and Exchange Commission (the "Commission"); or

    (c) there occurs any solicitation of proxies by or on behalf of any Person other than the Directors of the Company and thereafter individuals who were not Directors prior to the commencement of such solicitation are elected as Directors pursuant to an arrangement or understanding with, or upon the request of or nomination by, such Person and constitute at least two of the Directors; or

    (d) the Company executes an agreement of acquisition, merger or consolidation which contemplates that:

         (i) after the effective date provided for in the agreement, all or substantially all of the business and/or assets of the Company shall be owned, leased or otherwise controlled by another corporation or other entity; and

         (ii) individuals who are Directors of the Company when such agreement is executed shall not constitute a majority of the Directors or board of directors of the survivor or successor entity immediately after the effective date provided for in such agreement; provided, however, for purposes of this paragraph (d), that if such agreement requires as a condition precedent approval by the Company's shareholders of the agreement or transaction, a Change-of-Control shall not be deemed to have taken place unless and until such approval is secured.

11. Compliance With Securities And Exchange Commission Requirements
    No certificate for Shares distributed under the terms of the Plan shall be executed and delivered to the Participant until the Company shall have taken any action then required to comply with the provisions of the Securities Act of 1933, as amended, the Exchange Act or any other applicable laws and requirements.

12. Amendment And Termination
    The Committee and/or Board may, at any time or from time to time, modify or amend the Plan in any respect, except that without shareholder approval (subject to Section 13 hereof), the Committee and/or Board may not increase the maximum number of shares of Restricted Stock which may be Awarded under this Plan. Any modification, amendment or termination of the Plan shall not, without the consent of a Participant, affect his/her rights under an Award previously granted to a Participant.

13. Adjustments.
    If the Company subdivides its outstanding Shares into a greater number of Shares (by stock dividend, stock split, reclassification or otherwise) or combines its outstanding Shares into a smaller number of Shares (by reverse stock split, reclassification or otherwise), or if the Committee determines that any stock dividend, extraordinary cash dividend, reclassification, recapitalization, reorganization, merger, business combination, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase Shares, or other similar corporate event affects the Shares such that an adjustment is required in order to preserve the benefits or potential benefits intended to be made available under the Plan, then the Committee shall, in its sole discretion and in such manner as the Committee may deem equitable and appropriate, make such adjustments to any or all of (i) the number and class of Shares which thereafter may be awarded under the Plan, and (ii) the number and class of Shares subject to outstanding Awards, provided, however, that the number of Shares subject to any Award shall always be a whole number. The Committee may, if deemed appropriate, provide for a cash payment to any Participant in connection with any adjustment made pursuant to this Section 13.

                                   EXHIBIT 10.22

                     AMENDMENT TO REGISTRATION RIGHTS AGREEMENT



         THIS AMENDMENT (the "Amendment") dated as of December 31, 2001 (the "Effective Date") to the Registration Rights Agreement dated as of January 8, 1998 (as modified by Waiver and Amendment dated September 14, 2001, the "Registration Rights Agreement"), is made by and among Urstadt Biddle Properties Inc. (formerly "HRE Properties, Inc." and hereinafter referred to as the "Company") and Wells Fargo & Company and Retirement Plan of The Bank of New York Company, Inc. (each individually a "Remaining Initial Purchaser" and collectively, the "Remaining Initial Purchasers").


                               W I T N E S S E T H


         WHEREAS, Borrower, Cobalt Capital LLC ("Cobalt" and previously also an Initial Purchaser), together with the Remaining Initial Purchasers, entered into the Registration Rights Agreement; and

         WHEREAS, in November, 2001, at the request of Cobalt, the Company repurchased all of Cobalt's shares of the Preferred Stock and retired such stock so that as of the Effective Date all of the shares of Preferred Stock are owned by the Remaining Initial Purchasers; and

         WHEREAS, the Company and the Remaining Initial Purchasers wish to amend the Registration Rights Agreement.

         NOW THEREFORE, for good and valuable consideration, the parties hereto agree as follows:

1. Capitalized terms used but not defined herein shall have the meanings given to them in the Registration Rights Agreement. As used in the Registration Rights Agreement, the terms "Purchasers" and "Initial Purchasers" hereafter shall include the "Remaining Initial Purchasers", but shall no longer include Cobalt.

2. Registration of the Preferred Stock. Upon the Effective Date, Section 2(a) of the Registration Rights Agreement is deleted in its entirety and is replaced with the following:

         "(a) Upon receipt of a written request from either of the Remaining Initial Purchasers that the Company register the Preferred Stock, the Company shall prepare and file with the Commission a Registration Statement under the Securities Act relating to the offer and sale of the Registrable Securities and shall use its reasonable best efforts to cause the Commission to declare such Registration Statement to be effective under the Securities Act within ninety (90) days after receipt of such written request, all in accordance with the terms of this Agreement."

3. Listing of the Preferred Stock. Upon the Effective Date, Section 3(g) of the Registration Rights Agreement is deleted in its entirety and is replaced with the following:

         "(g) upon the Commission declaring effective any Registration Statement relating to the offer and sale of the Registrable Securities, use its reasonable best efforts to cause the listing of the Preferred Stock on the New York Stock Exchange, Inc. (the "NYSE") or, if the Preferred Stock shall not then be eligible for listing on the NYSE, to apply for listing of the Preferred Stock on the American Stock Exchange, Inc. (the "AMEX") or, if the Preferred Stock shall not then be eligible for listing on the AMEX, to apply for quotation of the Preferred Stock through the National Association of Securities Dealers, Inc. Automated Quotation System (the date of any such listing, the "Listing Date");"

4. Miscellaneous. (a) The Registration Rights Agreement, as amended by this Amendment, is and shall continue to be in full force and effect and is hereby in all respects ratified and confirmed. On and after the Effective Date, each reference in the Registration Rights Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Registration Rights Agreement shall be a reference to the Registration Rights Agreement as amended by this Amendment.

                  (b) This Amendment may be executed in any number of counterparts, each of which shall be and shall be taken to be an original, and all such counterparts shall together constitute one and the same instrument.

                  (c) This amendment shall be construed in accordance with and governed by the law of the State of New York without giving effect to the conflict of laws principles thereof.












                              THIS SPACE LEFT BLANK
                                  INTENTIONALLY

         IN WITNESS WHEREOF, the Company and the Remaining Initial Purchasers have caused this Amendment to be executed as of the date first above written.


URSTADT BIDDLE PROPERTIES INC.


By:  /S/ James R. Moore
------------------------------------------
         Name:  James R. Moore
         Title:   Executive Vice President



WELLS FARGO & COMPANY


By:  /S/ Roger Wittlin
------------------------------------------
         Name:    Roger Wittlin
         Title:   Senior Vice President


RETIREMENT PLAN OF THE BANK OF NEW YORK
         COMPANY, INC.

By:  The Bank of New York, as Trustee



By:   /S/ Marak A. Hemenetz
-----------------------------------------
         Name:    Mark A. Hemenetz
         Title:   Executive Vice President

                                  EXHIBIT 21.1

                           SUBSIDIARIES OF THE COMPANY


323 Railroad Corporation, a Connecticut Corporation

UB Darien, Inc., a Connecticut Corporation

UB Danbury, Inc., a Connecticut Corporation

                                  EXHIBIT 23.1

                         Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statements ((i) Form S-2 No. 333-69858; (ii) Forms S-3 No. 33-57119, No. 333-64381 and No.
333-84774;  (iii) Form S-4 No.  333-19113  and (iv) Forms S-8 No.  2-93146,  No.
333-61765, No. 333-61767 and No. 33-41408) of Urstadt Biddle Properties Inc. and in the related Prospectus of our report dated December 11, 2002 (except for the first two paragraphs in Note 12, as to which the date is December 23, 2002), with respect to the consolidated financial statements and schedules of Urstadt Biddle Properties Inc. included in this Annual Report (Form 10-K) for the year ended October 31, 2002.


                                                 /s/ Ernst & Young LLP





New York, New York
January 28, 2003