Form 10-Q
period 2003-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2003-03-14
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from _____to_____

                         Commission File Number 1-12803


                         URSTADT BIDDLE PROPERTIES INC.
                    (Exact Name of Registrant in its Charter)

MARYLAND                                                     04-2458042
--------                                                     ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

321 Railroad Avenue, Greenwich, CT                             06830
-----------------------------------                            ------
               (Address of principal executive offices) (ZipCode)

       Registrant's telephone number, including area code: (203) 863-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 12, 2003, the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock was: 6,741,308 Common Shares, par value $.01 per share and 18,510,617 Class A Common Shares, par value $.01 per share






THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 18 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 18 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets--January 31, 2003 and October 31, 2002.

             Consolidated Statements of Income--Three months ended January 31, 2003 and 2002.

             Consolidated Statements of Cash Flows--Three months ended January 31, 2003 and 2002.

             Consolidated Statements of Stockholders' Equity--Three months ended January 31, 2003.

             Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Item 4.      Controls and Procedures

PART II.  OTHER INFORMATION


Item 1.           Legal  Proceedings

Item 6.           Exhibits and Reports on Form 8-K



SIGNATURES

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)

                                                                                                  January 31,       October 31,
ASSETS                                                                                                   2003              2002
                                                                                                         ----              ----
                                                                                                  (unaudited)
Real Estate Investments:
    Core properties-- at cost, net of accumulated depreciation                                       $303,497          $252,711
    Non-core properties - at cost, net of accumulated depreciation                                     11,738            11,944
    Mortgage notes and other receivable                                                                 3,416             3,447
                                                                                                        -----             -----
                                                                                                      318,651           268,102

Cash and cash equivalents                                                                              20,566            46,342
Restricted cash                                                                                           514               514
Short-term investments                                                                                      -            25,145
Tenant receivables, net of allowances of $1,206 and $533 in 2003 and 2002, respectively                 6,125             5,695
Deferred charges, net of accumulated amortization                                                       3,486             3,294
Prepaid expenses and other assets                                                                       5,513             4,541
                                                                                                        -----             -----
Total Assets                                                                                         $354,855          $353,633
                                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                           $105,981          $106,429
    Accounts payable and accrued expenses                                                               2,385             1,021
    Deferred officers' compensation                                                                       347               287
    Other liabilities                                                                                   5,422             4,218
                                                                                                        -----             -----
    Total Liabilities                                                                                 114,135           111,955
                                                                                                      -------           -------

Minority Interests                                                                                      7,320             7,320
                                                                                                        -----             -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
    Series B Senior Cumulative Preferred stock, (liquidation preference of $100
    Per share); 150,000 shares issued and outstanding in 2003 and 2002                                 14,341            14,341
                                                                                                       ------            ------

Commitments and Contingencies

Stockholders' Equity:
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
        none issued and outstanding                                                                         -                 -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
        6,741,308 and 6,578,572 issued and outstanding shares in 2003 and 2002,
        respectively                                                                                       67                66
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
        18,510,617 and 18,449,472 issued and outstanding shares in 2003 and 2002,
        respectively                                                                                      185               185
    Additional paid in capital                                                                        257,027           254,266
    Cumulative distributions in excess of net income                                                 (31,793)          (30,487)
    Unamortized restricted stock compensation and notes receivable
      from officers/stockholders                                                                      (6,427)           (4,013)
                                                                                                      -------           -------

       Total Stockholders' Equity                                                                     219,059           220,017
                                                                                                      -------           -------
 Total Liabilities and Stockholders' Equity                                                          $354,855          $353,633
                                                                                                     ========          ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                                                                        Three Months Ended January 31,

                                                                                             2003             2002
                                                                                             ----             ----
Revenues:
    Operating rents                                                                       $13,320           $9,230
    Lease termination income                                                                    -              515
    Interest and other                                                                        361              269
                                                                                              ---              ---
                                                                                           13,681           10,014
                                                                                           ------           ------

Operating Expenses:
    Property expenses                                                                       3,974            2,876
    Interest                                                                                2,035              918
    Depreciation                                                                            2,230            1,668
    Amortization                                                                              119              137
    General and administrative expenses                                                       985              755
    Directors' fees and expenses                                                               49               40
                                                                                               --               --
                                                                                            9,392            6,394
                                                                                            -----            -----

Operating Income before Minority Interests                                                  4,289            3,620

 Minority Interests in Results of Consolidated Joint Ventures                                (92)            (112)
                                                                                             ----            -----

Net Income                                                                                  4,197            3,508

    Preferred Stock Dividends                                                               (337)            (487)
    Excess of Carrying Value over Cost to Repurchase Preferred Shares                           -            3,071
                                                                                           ------            -----

Net Income Applicable to Common and Class A Common  Stockholders                           $3,860           $6,092
                                                                                           ======           ======

Basic Earnings per Share:
Common                                                                                       $.15             $.36
                                                                                             ====             ====
Class A Common                                                                               $.16             $.40
                                                                                             ====             ====

Diluted Earnings Per Share:
Common                                                                                       $.15             $.35
                                                                                             ====             ====
Class A Common                                                                               $.16             $.38
                                                                                             ====             ====

Dividends Paid Per Share:
Common                                                                                       $.19            $.185
                                                                                             ====            =====
Class A Common                                                                               $.21            $.205
                                                                                             ====            =====


The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (In thousands)

                                                                                      Three Months Ended January 31,

                                                                                               2003         2002
         Operating Activities:
         Net income                                                                          $4,197       $3,508
         Adjustments to reconcile net income to net cash provided
             By operating activities:
             Depreciation and amortization                                                    2,349        1,805
             Compensation recognized relating to restricted stock                               252          224
             Increase in interest and rent receivable                                         (430)        (751)
             Increase (decrease) in accounts payable and accrued expenses                       395        (443)
             Decrease (increase) in other assets and other liabilities, net                     300      (1,017)
                                                                                                ---      -------
             Net Cash Provided by Operating Activities                                        7,063        3,326
                                                                                              -----        -----

         Investing Activities:
             Acquisitions of properties                                                    (51,352)            -
             Sale (purchase) of short term investments                                       25,145      (1,000)
             Payments to limited partners of unconsolidated joint venture                         -        (600)
             Improvements to properties and deferred charges                                  (806)        (502)
             Payments received on mortgage notes and other receivables                           29          14
                                                                                            -------      -------

             Net Cash Used in Investing Activities                                         (26,984)      (2,088)
                                                                                           --------      -------

         Financing Activities:
             Dividends paid - Common and Class A Common shares                              (5,166)      (3,298)
             Dividends paid - Preferred Stock                                                 (337)        (487)
             Sales of additional Common and Class A Common shares                                96        6,168
             Repurchase of preferred shares                                                       -     (16,050)
             Payments on mortgage notes payable                                               (448)        (227)
                                                                                              -----        -----

             Net Cash Used in Financing Activities                                          (5,855)     (13,894)
                                                                                            -------     --------

         Net Decrease In Cash and Cash Equivalents                                         (25,776)     (12,656)

         Cash and Cash Equivalents at Beginning of Period                                    46,342       34,080
                                                                                             ------       ------

         Cash and Cash Equivalents at End of Period                                         $20,566      $21,424
                                                                                            =======      =======

         Supplemental Cash Flow Disclosures
         Interest Paid                                                                       $2,035         $918
                                                                                             ======         ====

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands,except shares and per share data)


                                      Common Stock   Class A Common Stock                                 Unamortized
                                      ------------      ---------------               (Cumulative         Restricted Stock
                                   Outstanding         Outstanding        Additional  Distributions       Compensation
                                    Number of    Par    Number of     Par    Paid In   In Excess of       and Notes
                                      Shares    Value     Shares     Value   Capital    Net Income)       Receivable     Total


Balance - October 31 2002            6,578,572    $66  18,449,472    $185    $254,266     $(30,487)        $(4,013)   $220,017
Net Income applicable to Common
and   Class A Common stockholders           -       -           -       -           -         3,860              -       3,860
Cash dividends paid :
  Common Stock ($.19 per share)             -       -           -       -           -       (1,280)              -      (1,280)
  Class A Common Stock ($.21
  per share)                                -       -           -       -           -       (3,886)              -      (3,886)
Sale of additional shares
  under dividend reinvestment plan      3,236       -       4,945       -          96            -               -          96
Shares issued under restricted
  stock plan                          159,500       1      56,200       -       2,665            -          (2,666)          -
Amortization of restricted stock
  compensation                              -       -           -       -           -            -             252         252
                                     ---------    ---  ----------    ----    --------     ---------        --------   --------
Balances - January 31, 2003          6,741,308    $67  18,510,617    $185    $257,027     $(31,793)        $(6,427)   $219,059
                                     =========    ===  ==========    ====    ========     =========        ========   ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                         URSTADT BIDDLE PROPERTIES INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc. (the Company) is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of January 31, 2003, the Company owned or had interests in 28 properties containing approximately 3.2 million square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2002. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

The balance sheet at October 31, 2002 has been derived from audited financial statements at that date.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Federal Income Taxes

The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code, as amended. A REIT, that among other things, distributes at least 90% of its REIT taxable income will not be taxed on that portion of its taxable income which is distributed. The Company believes it qualifies and intends to continue to qualify as a REIT.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                     Three Months Ended
                                                                                          January
                                                                                     -------------------
                                                                                      2003          2002
                                                                                      ----          ----
Numerator
Net income  applicable to common stockholders - basic                                 $914        $2,159
Effect of dilutive securities:
  Operating partnership units                                                           34            51
                                                                                        --            --
Net income applicable to common stockholders - diluted                                $948        $2,210
                                                                                      ====        ======

Denominator
Denominator for basic EPS-weighted average common shares                             6,232         6,002
Effect of dilutive securities:
  Stock options and awards                                                             227           311
Operating partnership units                                                             55            55
                                                                                        --            --
Denominator for diluted EPS - weighted average common
  equivalent shares                                                                  6,514         6,368
                                                                                     =====         =====

Numerator
Net income applicable to Class A common Stockholders-basic                          $2,946        $3,933
Effect of dilutive securities:
  Operating partnership units                                                           58            61
                                                                                        --            --
Net income applicable to Class A common Stockholders - diluted                      $3,004        $3,994
                                                                                    ======        ======

Denominator
Denominator for basic EPS - weighted average Class A common shares                  18,170         9,870
Effect of dilutive securities:
  Stock options and awards                                                             190           207
  Operating partnership units                                                          310           310
                                                                                       ---           ---
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                                  18,670        10,387
                                                                                    ======        ======


Segment Reporting

Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are effective for all variable interests in variable interest entities created after January 31, 2003, and will apply to any existing variable interests in variable interest entities no later than September 30, 2003. We do not believe that this Interpretation will have a significant impact on our financial statements.

2.       CORE PROPERTIES

In December 2002, the Company acquired the Westchester Pavilion Shopping Center in White Plains, New York, a 185,000 square foot property for $39.9 million in an all cash transaction. The property is currently 100% leased. The Company also acquired the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot property for $11.3 million in an all cash transaction. The property is currently 87% leased.

In connection with the purchase of the Orange Meadows property, the Company has agreed to pay the seller on September 20, 2003 an additional amount pursuant to an agreed formula but not less than $969,000 for leasing efforts for vacant space at the property.

The Company intends to account for the acquisitions of the Westchester Pavilion and Orange Meadows properties in accordance with SFAS 141 and 142. In this connection, the Company is currently in the process of analyzing the fair value of in-place leases; and, consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

3.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At January 31, 2003, the Company had ten non-recourse first mortgage notes payable totaling $105,981,000 due in installments over various terms extending to the fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $169,400,000 as of January 31, 2003.

The Company has a secured revolving line of credit with a bank which allows for borrowings up to $18.75 million. The agreement expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. The Company also has a $20 million unsecured line of credit arrangement with the same bank. In January 2003, the line of credit was extended until January 2004. Outstanding borrowings bear interest at prime rate + 1/2 or LIBOR + 2 1/2%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings outstanding under either line of credit at January 31, 2003.

4.       PREFERRED STOCK

In November 2001, the Company repurchased 200,000 shares of its Series B Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company recorded the excess of the carrying value over the cost to repurchase the preferred shares ($3,071,000) as an increase to net income applicable to Common and Class A Common stockholders in the accompanying consolidated statement of income for the three months ended January 31, 2002.

5.       STOCKHOLDERS EQUITY

The Company has a restricted stock plan for key employees and directors of the Company. The plan authorizes grants as an incentive for future services of up to 1,050,000 shares (350,000 shares each of Class A Common stock and Common stock and 350,000 shares, which at the discretion of the Company's compensation committee, maybe awarded in any combination of Class A Common or Common Stock). In January 2003, the Company awarded 56,200 shares of Class A Common stock and 159,500 shares of Common stock to participants in the Plan. The shares vest between five and ten years after the date of grant. As of January 31, 2003, the Company has awarded 509,500 shares of Common stock and 339,250 shares of Class A Common Stock to participants in the plan (of which 13,250 shares each of Common Stock and Class A Common Stock are vested). Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is being amortized to expense over the vesting period.

6.        PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the three months ended January 31, 2003 and 2002 adjusted to give effect to the acquisitions of the Ridgeway Shopping Center, Westchester Pavilion and the Orange Meadows Shopping Center and the issuance of 8,050,000 of Class A Common stock as though these transactions were completed on November 1, 2001.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of November 1, 2001, nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

                                                                                          Three Months Ended January 31,
                                                                                               2003             2002
                                                                                               ----             ----
Pro forma revenues:                                                                         $14,838          $14,673
Pro forma net income applicable to Common
       and Class A Common Stockholders:                                                      $4,348           $7,257

Pro forma basic shares outstanding:
      Common and Common Equivalent                                                            6,232            6,002
                                                                                              =====            =====
      Class A Common and Class A Common Equivalent                                           18,170           17,920
                                                                                             ======           ======
Pro forma diluted shares outstanding:
      Common and Common Equivalent                                                            6,514            6,368
                                                                                              =====            =====
      Class A Common and Class A Common Equivalent                                           18,670           18,437
                                                                                             ======           ======

Pro forma earnings per share:
       Basic:
       Common                                                                                 $0.17            $0.28
                                                                                              =====            =====
       Class A Common                                                                         $0.18            $0.31
                                                                                              =====            =====
       Diluted:
       Common                                                                                 $0.16            $0.27
                                                                                              =====            =====
       Class A Common                                                                         $0.18            $0.30
                                                                                              =====            =====

7.       SUBSEQUENT EVENT, COMMITMENT AND CONTINGENCIES

On February 12, 2003, the Company acquired a 40,000 square foot shopping center in Westport, Connecticut for a cash purchase price of approximately $10.1 million.

The Company has contracted to purchase a retail property containing 129,000 square feet for a purchase price of approximately $22 million.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

General

Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2003, the Company owned or had interest in 28 properties containing a total of 3.2 million square feet of leasable area.

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

Sources of Capital

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2003 and to meet its dividend requirements necessary to maintain its REIT status. For the three months ended January 31, 2003 and 2002, net cash provided by operations amounted to $7.1 million and $3.3 million, respectively. Dividends paid to stockholders of the Company in the comparable periods amounted to $5.5 million and $3.8 million, respectively. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

At January 31, 2003, the Company had cash and cash equivalents of $20.6 million compared to $46.3 million at October 31, 2002. The Company also had $25.1 million in liquid short-term investments at October 31, 2002. The Company's cash positions and short-term investments reflect the temporary investment of the remaining net proceeds received from the sales of the Company's Class A Common shares during fiscal 2002.

Financings

At January 31, 2003, the Company had a $18.75 million secured revolving credit facility with a bank which expires in fiscal 2005 and a conditional $20 million unsecured revolving line of credit with the same bank. In January 2003, the unsecured credit line was extended on the same terms as the expiring arrangement for an additional one year period. The unsecured credit line expires in January 2004. Both revolving credit lines are available to finance future acquisitions, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings during the period under either credit line and there were no outstanding borrowings on either line of credit at January 31, 2003.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

At January 31, 2003, the Company's contractual obligations for borrowings are as follows:

                       Payments Due by Period                 Amount

                       Less than 1 year                       $ 1,392,000
                       1 to 3 years                           $ 4,124,000
                       4 to 5 years                           $20,153,000
                       After 5 years                          $80,312,000


Borrowings consist of $105,981,000 of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.53% at January 31, 2003. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company may refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first quarter of fiscal 2003, the Company spent approximately $806,000 for capital expenditures including $713,000 related to tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company has budgeted an additional $2.5 million for known capital improvement and leasing costs in the balance of fiscal 2003. These expenditures are generally funded from operating cash flows or borrowings.

Acquisitions and Sales

In December 2002, the Company acquired the Westchester Pavilion Shopping Center in White Plains, New York, a 185,000 square foot property for $39.9 million in an all cash transaction. The property is currently 100% leased. The Company also acquired the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot property for $11.3 million in an all cash transaction. The property is currently 87% leased. In February 2003, the Company acquired the Greens Farms Plaza in Westport, Connecticut, a 40,000 square foot property for $10.1 mllion in an all cash transaction. The property is 100% leased.

The Company has also contracted to acquire a shopping center for a purchase price of approximately $22 million. The property is located in the Company's preferred geographic area of Westchester County, New York. The transaction is expected to close in fiscal 2003.

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The Company intends to sell the non-core properties as opportunities become available. The Company has selectively effected asset sales to generate cash proceeds over the last several years. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. At January 31, 2003, the remaining non-core properties total four properties with a net book value of approximately $12 million and consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States). There were no sales of properties in the first quarter of fiscal 2003.

Funds from Operations

The Company considers Funds from Operations ("FFO") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)), plus depreciation and amortization, excluding gains (or losses) from sales of property and debt restructuring and after adjustments for unconsolidated joint ventures. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indication of the Company's operating performance or for cash flows as a measure of liquidity or its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the three months ended January 31, 2003 and 2002 (amounts in thousands).

                                                                                          Three Months Ended January 31,
                                                                                               2003            2002
                                                                                               ----            ----
Net Income Applicable to Common and Class A Common Stockholders                              $3,860          $6,092

Plus: Real property depreciation                                                              1,729           1,132
         Amortization of tenant improvements and allowances                                     501             536
         Amortization of deferred leasing costs                                                 119             137
         Minority Interest                                                                       91              45

Less: Excess of carrying value over cost to repurchase preferred shares                           -         (3,071)
                                                                                             ------         -------
Funds from Operations (Diluted)                                                              $6,300          $4,871
                                                                                             ======          ======

Net Cash Provided by Operating Activities                                                    $7,063          $3,326
                                                                                             ======          ======
Net Cash Used in Investing Activities                                                     $(26,984)        $(2,088)
                                                                                          =========        ========
Net Cash Used in Financing Activities                                                      $(5,855)       $(13,894)
                                                                                           ========       =========

Results of Operations

Revenues

Revenues from operating leases increased 44.3% to $13.3 million in the first quarter of fiscal 2003 compared to $9.2 million in the comparable quarter of fiscal 2002. The increase in operating lease revenues resulted from additional rental revenues from new properties acquired and leasing of previously vacant space at the Company's core properties. Since the first quarter of fiscal 2002, the Company has acquired four properties containing 661,000 square feet of leasable space. Rents from recently acquired properties increased operating lease income by approximately $3.4 million in the first quarter of fiscal 2003. At January 31, 2003, the overall leasing levels at the Company's properties were 96% compared to 98% leased at the end of the first quarter of fiscal 2002. The decrease in leased percentage resulted from the loss of a tenant occupying 94,000 square feet at the Company's office property in Southfield, Michigan who re-leased 32,400 square feet of its previously occupied space. During the first quarter of fiscal 2003, the Company leased or renewed approximately 147,000 square feet of space. The Company's total property occupancy levels were unchanged from the end of the last fiscal year.

Lease termination income of $515,000 in the first quarter of fiscal 2002 represents a lease cancellation payment from a tenant who terminated its lease during the year. The vacant space was subsequently re-leased during the year.

Interest income increased from the temporary investment of the cash proceeds from the sale of the Company's Class A shares in fiscal 2002 into short-term investments.

Expenses

Total expenses increased to $9.4 million from $6.4 million in the first quarter of fiscal 2002. Property operating expenses increased to $4.0 million from $2.9 million in the year ago quarter principally from the incremental expense of recently acquired properties which increased property expenses by $945,000 in the first quarter of fiscal 2003. Property operating expenses for properties owned in the first quarter of fiscal 2003 and 2002 increased by $152,000 from higher property taxes, insurance costs and snow removal expenses.

Interest expense increased principally from new mortgage loans totaling $59.6 million assumed in connection with property acquisitions completed in fiscal 2002.

Depreciation expense increased by $562,000 principally due to the additional expense incurred from recent property acquisitions.

General and administrative expenses increased to $985,000 in the first quarter of fiscal 2003 as compared to $755,000 in the comparable quarter. The increase is due primarily to higher compensation costs.

In the first quarter of fiscal 2002, the Company repurchased 200,000 shares of its Series B Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company has recorded the excess of the carrying value over the cost to repurchase the preferred shares of $3,071,000 as an increase in net income applicable to Common and Class A Common stockholders.

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

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at January 31, 2003.

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

During the three months period ended January 31, 2003 and 2002, the Company has no outstanding borrowings under either of its secured or unsecured lines of credit arrangements.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of January 31, 2003 the Company had no other material exposure to market risk.

Item 4  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that its disclosure and controls procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Exchange
Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is not involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in a material adverse affect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                  99.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)  Reports on Form 8-K

                  During the three months ended January 31, 2003, the Registrant filed with the Commission:

                  (1) A Current Report on Form 8-K dated December 9, 2002. Such report referred under Item 5 to a press release published by the Company on December 9, 2002 announcing an agreement to acquire a Shopping Center for approximately $41 million.

                  (2) A Current Report on Form 8-K dated December 24, 2002. Such report referred under Item 2 to the purchase of the Westchester Pavilion Shopping Center, White Plains, New York on December 23, 2002 for a purchase price of $39,900,000 (exclusive of estimated closing costs, fees and other expenses of approximately $130,000).

                  (3) Amendment No. #1 to the Current Report on Form 8-K/A dated
                      January 29,2003. Such report referred under Item 2 to the purchase of the Westchester Pavilion Shopping Center and under Item 7 to the financial statements, proforma information and exhibits required thereto.





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

                                             URSTADT BIDDLE PROPERTIES INC.
                                             (Registrant)

                                             By /s/ Charles J. Urstadt

                                             Charles J. Urstadt
                                             Chairman and
                                             Chief Executive Officer

                                             By: /s/ James R. Moore

                                             James R. Moore
                                             Executive Vice President/
                                             Chief Financial Officer
                                             (Principal Financial Officer
Dated: March 14, 2003                        and Principal Accounting Officer)

                               Certification

I, Charles J. Urstadt, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended January 31, 2003 of Urstadt Biddle Properties Inc ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
                               /s/ Charles J. Urstadt
                               -------------------------
                               Charles J. Urstadt
                               Chairman and
                               Chief Executive Officer

                                  Certification

I, James R. Moore, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended January 31, 2003 of Urstadt Biddle Properties Inc ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report(the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
                               /s/ James R. Moore
                               -------------------------
                               James R. Moore
                               Executive Vice President and
                               Chief Financial Officer