Form 10-Q/A
period 2003-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2003-03-19
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A
                                AMENDMENT NO. #1


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

                                EXPLANATORY NOTE

The Company is filing this Quarterly Report on Form 10-Q/A solely to amend
Item 6 (a) to indicate that the Company did not file any Exhibits to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2003. There are no other changes to the Quarterly Report.

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

                  (a)  Exhibits:
                       None

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

                                             URSTADT BIDDLE PROPERTIES INC.
                                             (Registrant)

                                             By /s/ Charles J. Urstadt

                                             Charles J. Urstadt
                                             Chairman and
                                             Chief Executive Officer

                                             By: /s/ James R. Moore

                                             James R. Moore
                                             Executive Vice President/
                                             Chief Financial Officer
                                             (Principal Financial Officer
Dated: March 19, 2003                        and Principal Accounting Officer)

                               Certification

I, Charles J. Urstadt, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A for the quarter ended January 31, 2003 of Urstadt Biddle Properties Inc ;

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

Date: March 19, 2003
                               /s/ Charles J. Urstadt
                               -------------------------
                               Charles J. Urstadt
                               Chairman and
                               Chief Executive Officer

                                  Certification

I, James R. Moore, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A for the quarter ended January 31, 2003 of Urstadt Biddle Properties Inc ;

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

Date: March 19, 2003
                               /s/ James R. Moore
                               -------------------------
                               James R. Moore
                               Executive Vice President and
                               Chief Financial Officer