Form 10-Q
period 2003-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2003-06-12
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

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

                    321 Railroad Avenue, Greenwich, CT 06830
                    ----------------------------------------
                Address of principal executive offices) (ZipCode)

       Registrant's telephone number, including area code: (203) 863-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 11, 2003, the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock was: 6,758,866 Common Shares, par value $.01 per share and 18,536,397 Class A Common Shares, par value $.01 per share


THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 20 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 20 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX
                         URSTADT BIDDLE PROPERTIES INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements(Unaudited)

Consolidated Balance Sheets - April 30, 2003 and October 31, 2002

Consolidated Statements of Income - Six months ended April 30, 2003 and 2002; Three months ended April 30, 2003 and 2002

Consolidated Statements of Cash Flows - Six months ended April 30,2003 and 2002

Consolidated Statement of Stockholders' Equity - Six  months ended
April 30, 2003

Notes to Consolidated Financial  Statements

Item 2.  Management's  Discussion and Analysis of Financial
         Condition  and  Results of  Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls & Procedures

PART II. OTHER INFORMATION

Item 1.  Legal  Proceedings

Item 4.  Submission of Matters to a Vote of  Security  Holders

Item 6.  Exhibits  and  Reports on Form 8-K.

SIGNATURES

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)

                                                                                                    April 30,       October 31,
ASSETS                                                                                                   2003              2002
                                                                                                         ----              ----
                                                                                                  (unaudited)
Real Estate Investments:
    Core properties-- at cost, net of accumulated depreciation                                       $311,819          $252,711
    Non-core properties - at cost, net of accumulated depreciation                                     11,544            11,944
    Mortgage notes and other receivables                                                                3,386             3,447
                                                                                                        -----             -----
                                                                                                      326,749           268,102

Cash and cash equivalents                                                                              11,700            46,342
Restricted cash                                                                                           514               514
Short-term investments                                                                                      -            25,145
Tenant receivables, net of allowances of $1,234 and $1,169 in 2003 and 2002, respectively               6,138             5,695
Deferred charges, net of accumulated amortization                                                       3,398             3,294
Prepaid expenses and other assets                                                                       5,267             4,541
                                                                                                        -----             -----
        Total Assets                                                                                 $353,766          $353,633
                                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                           $105,525          $106,429
    Accounts payable and accrued expenses                                                               2,074             1,021
    Deferred officers' compensation                                                                       365               287
    Other liabilities                                                                                   4,768             4,218
                                                                                                        -----             -----
        Total Liabilities                                                                             112,732           111,955
                                                                                                      -------           -------

Minority Interests                                                                                      7,320             7,320
                                                                                                        -----             -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
    Series B Senior Cumulative Preferred stock, (liquidation preference of $100
    Per share); 150,000 shares issued and outstanding in 2003 and 2002                                 14,341            14,341
                                                                                                       ------            ------

Commitments and Contingencies

Stockholders' Equity:
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
        none issued and outstanding                                                                         -                 -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
        6,758,866 and 6,578,572 issued and outstanding shares in 2003 and 2002,
        respectively                                                                                       67                66
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
        18,536,397 and 18,449,472 issued and outstanding shares in 2003 and 2002,
        respectively                                                                                      185               185
    Additional paid in capital                                                                        257,388           254,266
    Cumulative distributions in excess of net income                                                 (32,436)          (30,487)
    Unamortized restricted stock compensation and officer notes receivable                            (5,831)           (4,013)
                                                                                                      -------           -------

       Total Stockholders' Equity                                                                     219,373           220,017
                                                                                                      -------           -------
 Total Liabilities and Stockholders' Equity                                                          $353,766          $353,633
                                                                                                     ========          ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                                                             Six Months Ended    Three Months Ended
                                                                                 April 30,           April 30,
                                                                            -----------------    ------------------

                                                                            2003         2002         2003          2002
                                                                            ----         ----         ----          ----
Revenues:
    Operating rents                                                      $28,176      $18,919      $14,856        $9,689
    Lease termination income                                                   -          515            -             -
    Interest and other                                                       532          551          171           282
                                                                          ------       ------       ------         -----
                                                                          28,708       19,985       15,027         9,971
                                                                          ------       ------       ------         -----

Operating Expenses:
    Property expenses                                                      8,564        5,796        4,590         2,920
    Interest                                                               4,063        1,880        2,028           962
    Depreciation                                                           4,692        3,348        2,462         1,680
    Amortization                                                             241          275          122           138
    General and administrative expenses                                    1,808        1,510          823           755
    Directors' fees and expenses                                              90           86           41            46
                                                                          ------       ------       ------         -----
                                                                          19,458       12,895       10,066         6,501
                                                                          ------       ------       ------         -----

Operating Income before Minority Interests                                 9,250        7,090        4,961         3,470

 Minority Interests in Results of Consolidated Joint
      Ventures                                                             (183)        (214)         (91)         (102)
                                                                           -----       ------         ----         -----

Net Income                                                                 9,067        6,876        4,870         3,368

    Preferred Stock Dividends                                              (674)        (824)        (337)         (337)
    Excess of Carrying Value over Cost to Repurchase
    Preferred Shares                                                           -        3,071            -            -
                                                                          ------        -----      -------      --------

Net Income Applicable to Common and Class A Common
Stockholders                                                              $8,393       $9,123       $4,533        $3,031
                                                                          ======       ======       ======        ======

Basic Earnings per Share:
Common                                                                      $.32         $.53         $.17          $.18
                                                                            ====         ====         ====          ====
Class A Common                                                              $.35         $.59         $.19          $.20
                                                                            ====         ====         ====          ====

Diluted Earnings Per Share:
Common                                                                      $.32         $.52         $.17          $.17
                                                                            ====         ====         ====          ====
Class A Common                                                              $.35         $.57         $.19          $.19
                                                                            ====         ====         ====          ====

Dividends Paid Per Share:
Common                                                                      $.38         $.37         $.19         $.185
                                                                            ====         ====         ====         =====
Class A Common                                                              $.42         $.41         $.21         $.205
                                                                            ====         ====         ====         =====


The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
     (In thousands)

                                                                                           Six Months Ended April 30,

                                                                                               2003         2002
                                                                                               ----         ----
         Operating Activities:
         Net income                                                                          $9,067       $6,876
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                                    4,933        3,623
             Minority interest in results of consolidated joint ventures                        183          214
             Amortization of restricted stock                                                   536          468
             Increase in tenant receivables                                                   (443)        (638)
             Increase in accounts payable and accrued expenses                                   84          695
             Increase in other assets and other liabilities, net                               (92)      (1,799)
                                                                                             ------        -----
             Net Cash Provided by Operating Activities                                       14,268        9,439
                                                                                             ------        -----

         Investing Activities:
             Acquisitions of properties                                                    (61,503)      (5,043)
             Acquisition of minority interest                                                     -      (1,250)
             Sale (purchase) of short term investments                                       25,145        (514)
             Deposits on acquisitions                                                             -      (1,500)
             Improvements to properties and deferred charges                                (1,279)      (1,568)
             Payments received on mortgage notes receivables                                     61           28
             Net proceeds from sales of properties                                                -          275
             Distributions to limited partners of consolidated joint ventures                 (183)        (214)
             Payments to Limited Partners of unconsolidated joint venture                         -        (600)
                                                                                           --------      -------
             Net Cash Used in Investing Activities                                         (37,759)      (10,386)
                                                                                           --------      -------

         Financing Activities:
             Dividends paid on Common and Class A Common shares                            (10,342)      (6,606)
             Dividends paid on Preferred Stock                                                (674)        (824)
             Sales of additional Common and Class A Common shares                               457        6,408
             Payments on mortgage notes payable                                               (904)        (454)
             Proceeds from mortgage notes payable                                                 -        1,200
             Repurchase of preferred shares                                                       -     (16,050)
             Repayment of officers notes receivable                                             312            -
                                                                                           --------     --------

             Net Cash Used in Financing Activities                                         (11,151)     (16,326)
                                                                                           --------     --------

         Net Decrease In Cash and Cash Equivalents                                         (34,642)     (17,273)

         Cash and Cash Equivalents at Beginning of Period                                    46,342       34,080
                                                                                             ------       ------

         Cash and Cash Equivalents at End of Period                                         $11,700      $16,807
                                                                                            =======      =======

         Supplemental Cash Flow Disclosures:
         Interest Paid                                                                       $4,063       $1,880
                                                                                             ======       ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share data)

                                                                                                         Unamortized
                                       Common Stock    Class A Common Stock                              Restricted
                                       ------------      -----------------               (Cumulative     Stock
                                   Outstanding         Outstanding           Additional  Distributions   Compensation
                                    Number of     Par   Number of     Par    Paid In     In Excess of    and Notes
                                     Shares      Value    Shares     Value   Capital      Net Income)    Receivable     Total

Balance - October 31 2002            6,578,572    $66  18,449,472    $185    $254,266     $(30,487)     $(4,013)      $220,017
Net Income applicable to Common
and   Class A common stockholders           -       -           -       -           -         8,393           -          8,393
Cash dividends paid :
  Common stock ($.38 per share)             -       -           -       -           -        (2,564)          -         (2,564)
  Class A common stock ($.42
  per share)                                -       -           -       -           -        (7,778)          -         (7,778)
Sale of additional shares
  under dividend reinvestment plan      6,294       -       9,648       -         193             -           -            193
Shares issued under restricted
  stock plan                          159,500       1      56,200       -       2,665             -      (2,666)             -
Execises of stock options              14,500       -      21,077       -         264             -           -            264
Amortization of restricted stock
  compensation                              -       -           -       -           -             -         536            536
Repayment of notes receivable from
  officers                                  -       -           -       -           -             -         312            312
                                     ---------    ---  ----------    ----    --------     ---------     --------      --------
Balances - April 30, 2003            6,758,866    $67  18,536,397    $185    $257,388     $(32,436)     $(5,831)      $219,373
                                     =========    ===  ==========    ====    ========     =========     ========      ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

Business
--------

Urstadt Biddle Properties Inc. (the Company) is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of April 30, 2003, the Company owned or had interests in 29 properties containing approximately 3.3 million square feet.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2002. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

The balance sheet at October 31, 2002 has been derived from audited financial statements at that date.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

Federal Income Taxes
--------------------

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                       Six Months Ended      Three Months Ended
                                                                           April 30,              April 30,
                                                                       -------------------   ------------------
                                                                           2003       2002     2003       2002
Numerator
Net income applicable to common stockholders - basic                     $1,990     $3,213   $1,076     $1,061
Effect of dilutive securities:
  Operating partnership units                                                71         70       37         30
                                                                         ------     ------   ------     ------
Net income applicable to common stockholders - diluted                   $2,061     $3,283   $1,113     $1,091
                                                                         ======     ======   ======     ======
Denominator
Denominator for basic EPS-weighted average common shares                  6,246      6,013    6,250      6,024
Effect of dilutive securities:
  Stock options and awards                                                  232        303      239        295
Operating partnership units                                                  55         55       55         55
                                                                          -----      -----    -----      -----
Denominator for diluted EPS - weighted average common equivalent shares   6,533      6,371    6,544      6,374
                                                                          =====      =====    =====      =====
Numerator
Net income applicable to Class A common Stockholders-basic               $6,403     $5,910   $3,457     $1,970
Effect of dilutive securities:
  Operating partnership units                                               112        110       54         60
                                                                         ------     ------   ------     ------
Net income applicable to Class A common Stockholders - diluted           $6,515     $6,020   $3,511     $2,030
                                                                         ======     ======   ======     ======

Denominator
Denominator for basic EPS - weighted average Class A common shares       18,187      9,980   18,195     10,095
Effect of dilutive securities:
  Stock options and awards                                                  195        234      199        259
  Operating partnership units                                               310        310      310        310
                                                                         ------     ------   ------     ------
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                       18,692     10,524   18,704     10,664
                                                                         ======     ======   ======     ======

Segment Reporting
-----------------
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.

Recently Issued Accounting Pronouncements
-----------------------------------------
In December 2002, the FASB issued SFAS No.148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The Company adopted this standard in the first quarter of fiscal 2003 and it did not have an impact since the Company continues to use the intrinsic value method as set forth in APB No. 25.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The statement is effective for all financial instruments created or modified after June 15, 2003. The Company does not expect the statement to have a material impact on the Company's financial position or results of operations.

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

2. CORE PROPERTIES

In December 2002, the Company acquired the Westchester Pavilion Shopping Center in White Plains, New York, a 185,000 square foot property for $39.9 million in an all cash transaction and the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot property for $11.3 million in an all cash transaction. In February 2003, the Company acquired the Greens Farms Plaza Shopping Center, in Westport, Connecticut, a 40,000 square foot property for $10.1 million in an all cash transaction.

In connection with the purchase of the Orange Meadows property, the Company has agreed to pay the seller on September 20, 2003 an additional amount pursuant to an agreed formula but not less than $969,000. The minimum additional amount is included in Accounts Payable in the accompanying consolidated balance sheet at April 30, 2003.

The Company intends to account for the acquisitions of the Westchester Pavilion, Orange Meadows, and Greens Farms Plaza properties in accordance with SFAS 141 and 142. Accordingly, the Company is currently in the process of analyzing the fair value of in-place leases; and, consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

3. MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At April 30, 2003, the Company had ten non-recourse first mortgage notes payable totaling $105,525,000 due in installments over various terms extending to the fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $168,800,000 as of April 30, 2003.

The Company has a secured revolving line of credit with a bank which permits borrowings up to $18.75 million. The agreement expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. The Company also has a $20 million unsecured line of credit which expires in January 2004. Outstanding borrowings bear interest at prime rate + 1/2 or LIBOR + 2 1/2%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings outstanding under either line of credit at April 30, 2003.

4. PREFERRED STOCK

In November 2001, the Company repurchased 200,000 shares of its Series B Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company recorded the excess of the carrying value over the cost to repurchase the preferred shares ($3,071,000) as an increase to net income applicable to Common and Class A Common stockholders in the accompanying consolidated statement of income for the six months ended April 30, 2002.

5. STOCKHOLDERS EQUITY

The Company has a restricted stock plan for key employees and directors of the Company. The plan authorizes grants as an incentive for future services of up to 1,050,000 shares (350,000 shares each of Class A Common stock and Common stock and 350,000 shares, which at the discretion of the Company's compensation committee, maybe awarded in any combination of Class A Common or Common Stock). In January 2003, the Company awarded 56,200 shares of Class A Common stock and 159,500 shares of Common stock to participants in the Plan. The shares vest between five and ten years after the date of grant. As of April 30, 2003, the Company has awarded 509,500 shares of Common stock and 339,250 shares of Class A Common Stock to participants in the plan (of which 13,250 shares each of Common Stock and Class A Common Stock are vested). Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is being amortized to expense over the vesting period.

6. STOCK OPTION PLAN

The Company has a stock option plan whereby 824,093 Common shares and 743,003 Class A Common shares were reserved for issuance to key employees and non-employee Directors of the Company. At April 30, 2003, options to purchase 59,376 Common shares and 45,733 Class A Common shares respectively, are outstanding. The options granted were at fair market value on the date of the grant, have a duration of ten years from the date of grant and are generally exercisable in installments over a maximum period of four years from the date of grant. Had compensation cost for stock options granted been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, there would have been no effect on the Company's net income and earnings per share in each of the six month and three month periods ended April 30, 2003 and 2002.

7. PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the six months ended April 30, 2003 and 2002 adjusted to give effect to the acquisitions of the Ridgeway Shopping Center, Westchester Pavilion, the Orange Meadows Shopping Center, the Greens Farms Plaza Shopping Center, and the issuance of 8,050,000 of Class A Common stock as though these transactions were completed on November 1, 2001.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of November 1, 2001, nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

                                                                                           Six Months Ended April 30,
                                                                                               2003             2002
                                                                                               ----             ----
Pro forma revenues:                                                                         $30,135          $30,064
Pro forma net income applicable to Common
       And Class A Common Stockholders:                                                      $9,023          $12,128

Pro forma basic shares outstanding:
      Common and Common Equivalent                                                            6,246            6,013
                                                                                              =====            =====
      Class A Common and Class A Common Equivalent                                           18,187           18,030
                                                                                             ======           ======
Pro forma diluted shares outstanding:
      Common and Common Equivalent                                                            6,533            6,371
                                                                                              =====            =====
      Class A Common and Class A Common Equivalent                                           18,691           18,574
                                                                                             ======           ======
Pro forma earnings per share:
       Basic:
       Common                                                                                  $.34             $.47
                                                                                               ====             ====
       Class A Common                                                                          $.38             $.52
                                                                                               ====             ====
       Diluted:
       Common                                                                                  $.34             $.46
                                                                                               ====             ====
       Class A Common                                                                          $.37             $.51
                                                                                               ====             ====

8. SUBSEQUENT EVENT, COMMITMENT AND CONTINGENCIES

On May 29, 2003, the Company completed the private placement of 400,000 shares of 8.5% Series C Senior Cumulative Preferred Stock, par value $.01 per share. The Series C Preferred Stock has no stated maturity, is non-voting and is not convertible into other securities of the Company. On or after May 29, 2013, the Series C Preferred Stock may be redeemed by the Company at its option at a redemption price of $100 per share. The Series C Preferred Stock contains covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

General

Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2003, the Company owned or had interest in 29 properties containing a total of 3.3 million square feet of leasable area.

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

Sources of Capital

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2003 and to meet its dividend requirements necessary to maintain its REIT status. For the six months ended April 30, 2003 and 2002, net cash provided by operations amounted to $14.2 million and $9.4 million, respectively. Dividends paid to stockholders of the Company in the comparable periods amounted to $11.0 million and $7.4 million, respectively. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

At April 30, 2003, the Company had cash and cash equivalents of $11.7 million compared to $46.3 million at October 31, 2002. The Company's cash positions reflect the temporary investment of the remaining net proceeds received from the sales of the Company's Class A Common shares in fiscal 2002.

Financings

In May 2003, the Company completed the sale of $40 million of a new Series C Cumulative Preferred Stock issue in a private offering. The preferred shares are redeemable at the option of the Company on or after May 29, 2013. The Series C Preferred Stock issue entitles the holders to a 8.5% cumulative dividend.

The net proceeds of the stock sale are expected to be used to acquire income producing properties consistent with the Company's current business strategy and to fund renovations on, or capital improvements in connection with, the Company's existing properties, including tenant improvements. Pending such use of the net proceeds, the Company may use the net proceeds to make investments in short-term income-producing securities.

At April 30, 2003, the Company had a $18.75 million secured revolving credit facility with a bank which expires in fiscal 2005 and a conditional $20 million unsecured revolving line of credit with the same bank. In January 2003, the unsecured credit line was extended on the same terms as the expiring arrangement for an additional one year period. The unsecured credit line expires in January 2004. Both revolving credit lines are available to finance future acquisitions, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings during the period under either credit line and there were no outstanding borrowings on either line of credit at April 30, 2003.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

At April 30, 2003, the Company's contractual obligations for borrowings are as follows:

               Payments Due by Period                 Amount

               Less than 1 year                       $   938,000
               1 to 3 years                           $ 4,124,000
               4 to 5 years                           $20,153,000
               After 5 years                          $80,310,000


Borrowings consist of $105,525,000 of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.53% at April 30, 2003. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company may refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first six months of fiscal 2003, the Company spent approximately $1.3 million for capital expenditures principally related to tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company has budgeted an additional $2 million for known capital improvement and leasing costs in the balance of fiscal 2003. These expenditures are generally funded from operating cash flows or borrowings.

Acquisitions and Sales

In December 2002, the Company acquired the Westchester Pavilion Shopping Center in White Plains, New York, a 185,000 square foot property for $39.9 million in an all cash transaction. The property is currently 100% leased. Also in December 2002, the Company acquired the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot property for $11.3 million in an all cash transaction. The property is currently 87% leased. In February 2003, the Company acquired the Greens Farms Plaza in Westport, Connecticut, a 40,000 square foot property for $10.1 million in an all cash transaction.

The Company has also contracted to acquire a shopping center for a purchase price of approximately $22 million. The property is located in the Company's preferred geographic area of Westchester County, New York. The transaction is expected to close in fiscal 2003.

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The Company intends to sell the non-core properties as opportunities become available. The Company has selectively effected asset sales to generate cash proceeds over the last several years. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. At April 30, 2003, the remaining non-core properties total four properties with a net book value of approximately $11.5 million and consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States).

Funds from Operations

The Company considers Funds from Operations ("FFO") to be an appropriate financial measure of an equity REIT's operating performance. The Company computes FFO in accordance with standards established by the National Assocation of Real Estate Investment Trusts ("NAREIT). FFO is defined as net income (computed in accordance with generally accepted accounting principles (GAAP)), plus depreciation and amortization, excluding gains (or losses) from sales of property and debt restructuring and after adjustments for unconsolidated joint ventures. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indication of the Company's operating performance or for cash flows as a measure of liquidity or its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the six months ended April 30, 2003 and 2002 (amounts in thousands).

                                                                                           Six Months Ended April 30,
                                                                                               2003            2002
                                                                                               ----            ----


Net Income applicable to common and class A common stockholders                              $8,393          $9,123

Plus: Real property depreciation                                                              3,697           2,472
         Amortization of tenant improvements and allowances                                     995             876
         Amortization of deferred leasing costs                                                 241             275
         Minority Interest                                                                      183             214

Less: Excess of carrying value over cost to repurchase preferred shares                           -         (3,071)
                                                                                            -------          ------

Funds from Operations (Diluted)                                                             $13,509          $9,889
                                                                                            =======          ======

Net Cash Provided by Operating Activities                                                  $ 14,268         $ 9,439
                                                                                           ========         =======
Net Cash Used in Investing Activities                                                    $ (37,759)       $(10,386)
                                                                                         ==========       =========
Net Cash Used in Financing Activities                                                    $ (11,151)      $ (16,326)
                                                                                         ==========      ==========

Results of Operations

Comparison of the Six Months and Three Months Ended April 30,2003 to the Six Months and Three Months Ended April 30, 2002

Revenues

Revenues from operating leases increased 48.9% to $28.2 million for the six months ended April 30, 2003 compared to $18.9 million in the corresponding six month period in fiscal 2002. For the three months ended April 30, 2003 revenues from operating leases increased 53.3% to $14.9 million as compared to $9.7 million in the corresponding period in fiscal 2002. Recoveries from tenants which represent reimbursements from tenants for property operating expenses and property taxes increased by $2.6 million and $1.4 million for the six months and three month periods ended April 30, 2003 primarily from new property acquisitions and because recoverable expenses increased. The increase in operating lease revenues in the six month and three month periods resulted from additional rental revenues from new properties acquired and leasing of previously vacant space at the Company's core properties. Since the first quarter of fiscal 2002, the Company has acquired four properties containing 661,000 square feet of leasable space. Rents from recently acquired properties increased operating lease income by $8.2 and $4.7 million during the six month and three month periods in fiscal 2003. At April 30, 2003, the overall leasing levels at the Company's properties were 96% compared to 98% leased at the end of the second quarter of fiscal 2002. The decrease in leased percentage resulted from the loss of a tenant occupying 94,000 square feet at the Company's office property in Southfield, Michigan who re-leased 32,400 square feet of its previously occupied space. During the first six months of fiscal 2003, the Company leased or renewed approximately 204,000 square feet of space.

During 2002, the Company recorded a lease cancellation payment in the amount of $515,000 received from a tenant who terminated its lease. The vacant space was subsequently re-leased during the year.

Interest income increased from the temporary investment of a portion of the net proceeds from the sale of the Company's Class A Common shares in June 2002 into short-term cash investments.

Expenses

Operating expenses, including depreciation and amortization, increased 50.9% and 54.8% to $19.4 million and $10.1 million in the six month and three month periods ended April 30, 2003, respectively compared to $12.9 million and $6.5 million in the same periods in the previous year. Property expenses increased to $8.6 million and $4.6 million in the six-month and three-month periods ended April 30, 2003. Property expenses includes the incremental expense of recently acquired properties which increased property expenses by $2.4 million and $1.5 million in the six month and three month periods ended April 30, 2003, respectively. Property expenses for properties owned during both six-month and three-month periods of fiscal 2003 and 2002 increased by $387,000 or 6.7% and $234,000 or 8.1% from higher property taxes, insurance costs, and snow removal expenses.

Interest expense in the six month and three month periods ended April 30, 2003 increased principally from new mortgage loans totaling $59.6 million assumed in connection with property acquisitions completed in 2002.

Depreciation expense increased $1.3 million and $.8 million in the six month and three month periods ended April 30, 2003 compared to the same periods last year. The increases are due to additional depreciation on $61 million spent on property acquisitions this year.

General and administrative expenses increased $298,000 and $68,000 in the six month and three month periods ended April 30, 2003, respectively compared to the same periods in 2002. The increases are due primarily to higher compensation costs.

In the first quarter of fiscal 2002, the Company repurchased 200,000 shares of its Series B Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company has recorded the excess of the carrying value over the cost to repurchase the preferred shares of $3,071,000 as an increase in net income applicable to Common and Class A Common stockholders in that period.

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

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at April 30, 2003.

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

During the six months period ended April 30, 2003 and 2002, the Company has no outstanding borrowings under either of its secured or unsecured lines of credit arrangements.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of April 30, 2003 the Company had no other material exposure to market risk.

Item 4  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that its disclosure and controls procedures (as defined in Rules 13a-14 and 15d-14 under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II - Other Information

Item 1.           Legal Proceedings

                  The Company is not involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in a material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 4.           Submission of Matters to a Vote of Security Holders

                  In connection with the Annual Meeting of Stockholders held on March 12, 2003, stockholders were asked to vote on the following matters:

                  1. Election of three Directors (Class III directors) to serve for three years:

                  Director                  For               Withheld
                  ---------                 ---               --------
                  Robert R. Douglass        6,515,893         123,776
                  George H.C. Lawrence      6,520,443         119,226
                  Charles J. Urstadt        6,503,734         135,935

                  2. Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending October 31, 2003:

                  For: 6,499,202; Against: 119,009; Abstain: 21,458

Item 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                   99.1 Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.


                  (b)   Reports on Form 8-K

                  During the quarter ended April 30, 2003, the Registrant filed with the Commission:

                  (1) A Current Report on Form 8-K dated April 29, 2003. Such report referred under Item 5 to press release published by the Company on April 28, 2003 announcing a proposal to offer, subject to market and other conditions, up to $40 million of a new Series C Senior cumulative Preferred Stock in a private offering.

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

                                                 URSTADT BIDDLE PROPERTIES INC.
                                                  (Registrant)

                                                 By /s/ Charles J. Urstadt
                                                 -------------------------
                                                 Charles J. Urstadt
                                                 Chairman and
                                                 Chief Executive Officer

                                                 By: /s/ James R. Moore
                                                 ---------------------------
                                                 James R. Moore
                                                 Executive Vice President/
                                                 Chief Financial Officer
                                                 (Principal Financial Officer
Dated: June 11, 2003                             and Principal Accounting
                                                 Officer)

                                  Certification

I, Charles J. Urstadt, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2003 of Urstadt Biddle Properties Inc;

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

Date: June 11, 2003

                                                     /s/ Charles J. Urstadt
                                                     ----------------------
                                                     Charles J. Urstadt
                                                     Chairman and
                                                     Chief Executive Officer

                                  Certification

I, James R. Moore, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2003 of Urstadt Biddle Properties Inc;

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

Date: June 11, 2003                                 /s/ James R. Moore
                                                     ------------------

                                                     James R. Moore
                                                     Executive Vice President
                                                     and
                                                     Chief Financial Officer