Form 10-Q
period 2003-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2003-09-11
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 11, 2003, the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock was: 6,770,942 Common Shares, par value $.01 per share and 18,540,947 Class A Common Shares, par value $.01 per share


THE SEC FORM 10-Q,FILED HEREWITH, CONTAINS 20 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 20 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets--July 31, 2003 and October 31, 2002.

          Consolidated Statements of Income--Nine months ended July 31, 2003 and 2002; Three months ended July 31, 2003 and 2002

          Consolidated Statements of Cash Flows--Nine months ended July 31, 2003 and 2002.

          Consolidated Statements of Stockholders' Equity--Nine months ended July 31, 2003.

          Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Item 4.   Controls and Procedures


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURES

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                        July 31,       October 31,
                                                                                                           2003              2002
                                                                                                            ----              ----
ASSETS                                                                                               (unaudited)
Real Estate Investments:
    Core properties-- at cost, net of accumulated depreciation                                          $331,542          $252,711
    Non-core properties - at cost, net of accumulated depreciation                                        11,329            11,944
    Mortgage notes and other receivables                                                                   2,201             3,447
                                                                                                         -------           -------
                                                                                                         345,072           268,102

Cash and cash equivalents                                                                                 13,881            46,342
Restricted cash                                                                                              514               514
Short-term investments                                                                                    16,873            25,145
Tenant receivables, net of allowances of $1,347 and $1,169 in 2003 and 2002, respectively                  7,251             5,695
Deferred charges, net of accumulated amortization                                                          3,451             3,294
Prepaid expenses and other assets                                                                          4,463             4,541
                                                                                                        --------          --------
              Total Assets                                                                              $391,505          $353,633
                                                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                              $105,061          $106,429
    Accounts payable and accrued expenses                                                                  1,915             1,021
    Deferred officers' compensation                                                                          383               287
    Other liabilities                                                                                      4,788             4,218
                                                                                                         -------           -------
              Total Liabilities                                                                          112,147           111,955
                                                                                                         -------           -------

Minority Interests                                                                                         7,320             7,320
                                                                                                           -----             -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
    Series B Senior Cumulative Preferred stock, (liquidation preference of $100
        per share); 150,000 shares issued and outstanding in 2003 and 2002                                14,341            14,341
    8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100 per
       share); 400,000 and  -0- shares issued and outstanding in 2003 and 2002                            38,465                 -
                                                                                                          ------            ------
              Total Preferred Stock                                                                       52,806            14,341
                                                                                                          ------            ------

Commitments and Contingencies

Stockholders' Equity:
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
       none issued and outstanding                                                                             -                 -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
       6,770,942 and 6,578,572 issued and outstanding shares in 2003 and 2002, respectively                   67                66
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
       18,540,947 and 18,449,472 issued and outstanding shares in 2003 and 2002, respectively                185               185
    Additional paid in capital                                                                           257,611           254,266
    Cumulative distributions in excess of net income                                                    (33,085)          (30,487)
    Unamortized restricted stock compensation and officers notes receivable                              (5,546)           (4,013)
                                                                                                         -------           -------

              Total Stockholders' Equity                                                                 219,232           220,017
                                                                                                         -------           -------
Total Liabilities and Stockholders' Equity                                                              $391,505          $353,633
                                                                                                        ========          ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share data)

                                                                           Nine Months Ended              Three Months Ended
                                                                                July 31,                       July 31,
                                                                                ---------                      ---------
                                                                             2003          2002            2003           2002
                                                                             ----          ----            ----           ----
Revenues:
    Operating rents                                                       $43,288       $29,592         $15,112        $10,673
    Lease termination income                                                    -           765               -            250
    Interest and other                                                        833           851             301            300
                                                                           ------        ------          ------         ------
                                                                           44,121        31,208          15,413         11,223
                                                                           ------        ------          ------         ------
Operating Expenses:
    Property expenses                                                      13,040         9,150           4,476          3,354
    Interest                                                                6,083         3,530           2,020          1,650
    Depreciation                                                            7,247         5,386           2,555          2,038
    Amortization                                                              351           398             110            123
    General and administrative expenses                                     2,466         2,136             658            626
    Directors' fees and expenses                                              134           133              44             47
                                                                           ------        ------           -----          -----
                                                                           29,321        20,733           9,863          7,838
                                                                           ------        ------           -----          -----

Operating Income before Minority Interests                                 14,800        10,475           5,550          3,385

Minority Interests                                                            274           304              91             90
                                                                           ------        ------           -----          -----

Net Income                                                                 14,526        10,171           5,459          3,295

   Preferred Stock Dividends                                              (1,606)       (1,161)           (932)          (337)
   Excess of Carrying Value over Cost to Repurchase
        Preferred Shares                                                        -         3,071               -             -
                                                                          -------       -------          -------        ------
Net Income Applicable to Common and Class A Common Stockholders           $12,920       $12,081          $4,527         $2,958
                                                                          =======       =======          ======         ======

Basic Earnings per Share:
Common                                                                       $.49          $.67            $.17           $.15
                                                                             ====          ====            ====           ====
Class A Common                                                               $.54          $.75            $.19           $.17
                                                                             ====          ====            ====           ====

Diluted Earnings Per Share:
Common                                                                       $.48          $.65            $.17           $.15
                                                                             ====          ====            ====           ====
Class A Common                                                               $.54          $.72            $.19           $.16
                                                                             ====          ====            ====           ====

Dividends Paid Per Share:
Common                                                                       $.57         $.555            $.19          $.185
                                                                             ====         =====            ====          =====
Class A Common                                                               $.63         $.615            $.21          $.205
                                                                             ====         =====            ====          =====



The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)



                                                                                                   Nine Months Ended July 31,
                                                                                                   --------------------------
                                                                                                    2003                 2002
                                                                                                    ----                 ----
Operating Activities:
Net income                                                                                       $14,526              $10,171
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                                  7,598                5,784
    Amortization of restricted stock                                                                 821                  705
    Minority interests                                                                               274                  304
    Increase in tenant receivables                                                               (1,556)              (1,278)
    Decrease in accounts payable and accrued expenses                                               (76)                (427)
    Decrease (increase) in other assets and other liabilities, net                                   751              (1,432)
                                                                                                  ------              -------

    Net Cash Provided by Operating Activities                                                     22,338               13,827
                                                                                                  ------               ------

Investing Activities:
    Acquisitions of properties                                                                  (83,188)             (34,478)
    Acquisition of minority interest                                                                   -              (1,258)
    Sale (purchase) of short term investments                                                      8,272             (15,752)
    Improvements to properties and deferred charges                                              (1,820)              (2,141)
    Distributions to limited partners of consolidated joint ventures                               (274)                (304)
    Payments to limited partners of unconsolidated joint venture                                       -                (600)
    Payments received on mortgage notes and other receivables                                      1,246                   43
    Net proceeds from sales of properties                                                              -                  275
                                                                                                --------             --------
    Net Cash Used in Investing Activities                                                       (75,764)             (54,215)
                                                                                                --------             --------

Financing Activities:
    Net proceeds from sale of Series C Preferred Stock                                            38,465                    -
    Sales of additional Common and Class A Common shares                                             680               77,642
    Dividends paid on Common and Class A Common shares                                          (15,518)              (9,914)
    Dividends paid on Preferred Stock                                                            (1,606)              (1,161)
    Borrowings on revolving credit lines                                                               -               16,000
    Repayments of revolving credit lines                                                               -             (16,000)
    Repurchase of preferred shares                                                                     -             (16,050)
    Proceeds from mortgage notes payable                                                               -                1,200
    Payments on mortgage notes payable                                                           (1,368)                (816)
    Repayment of officers notes receivable                                                           312                    -
                                                                                                  ------               ------
    Net Cash Provided by Financing Activities                                                     20,965               50,901
                                                                                                  ------               ------

Net (Decrease) Increase In Cash and Cash Equivalents                                            (32,461)               10,513
Cash and Cash Equivalents at Beginning of Period                                                  46,342               34,080
                                                                                                 -------               ------
Cash and Cash Equivalents at End of Period                                                       $13,881              $44,593
                                                                                                 =======              =======

Supplemental Cash Flow Disclosures:
     Interest Paid                                                                                $6,083               $3,530
                                                                                                  ======               ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except shares and per share data)

                                                                                                              Unamortized
                                                                                                               Restricted
                                             Common Stock     Class A Common Stock                                  Stock
                                         -------------------  -------------------              (Cumulative    Compensation
                                         Outstanding          Outstanding         Additional   Distributions    & Officers
                                           Number of     Par   Number of      Par    Paid In   In Excess of          Notes
                                             Shares    Value      Shares    Value    Capital    Net Income)     Receivable  Total
                                             ------    -----      ------    -----    -------   -------------  -----------   -----

Balances - October 31, 2002                  578,572     $66   18,449,472    $185    $254,266    $(30,487)      $(4,013)   $220,017
Net Income applicable to Common and
Class A common stockholders                        -       -            -       -           -       12,920            -      12,920
Cash dividends paid:
  Common Stock ($.57  per share)                   -       -            -       -           -      (3,848)            -      (3,848)
  Class A Common Stock ($.63 per share)            -       -            -       -           -     (11,670)            -     (11,670)
Sales of shares under dividend                18,370       -       14,198       -         416            -            -         416
reinvestment plan
Shares granted under restricted stock plan   159,500       1       56,200       -       2,665            -       (2,666)          -
Amortization of restricted stock compensation      -       -            -       -           -            -           821        821
Exercise of stock options                     14,500       -       21,077       -         264            -            -         264
Repayment of notes receivable from officer         -       -            -       -           -            -           312        312
                                           ---------     ---   ----------   ----     --------    ---------      --------   --------
Balances - July 31, 2003                   6,770,942     $67   18,540,947   $185     $257,611    $(33,085)      $(5,546)   $219,232
                                           =========     ===   ==========   ====     ========    =========      ========   ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc. (the Company) is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of July 31, 2003, the Company owned or had interests in 30 properties containing approximately 3.4 million square feet.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2002. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates. The balance sheet at October 31, 2002 has been derived from audited financial statements at that date.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                      Nine Months Ended     Three Months Ended
                                                                          July 31,                July 31,
                                                                    ---------------------    -----------------
                                                                           2003       2002     2003       2002
                                                                           ----       ----     ----       ----
Numerator
Net income applicable to common stockholders - basic                     $3,064     $4,061   $1,074       $913
Effect of dilutive securities:
  Operating partnership units                                               110        120       40         37
                                                                         ------     ------   ------       ----
Net income applicable to common stockholders - diluted                   $3,174     $4,181   $1,114       $950
                                                                         ======     ======   ======       ====

Denominator
Denominator for basic EPS-weighted average common shares                  6,252      6,039    6,263      6,093
Effect of dilutive securities:
  Stock options                                                             244        303      266        304
Operating partnership units                                                  55         55       55         55
                                                                          -----      -----   ------      -----
Denominator for diluted EPS - weighted average common
  equivalent shares                                                       6,551      6,397    6,584      6,452
                                                                          =====      =====    =====      =====

Numerator
Net income applicable to Class A common Stockholders-basic               $9,856     $8,020   $3,453     $2,045
Effect of dilutive securities:
  Operating partnership units                                               164        152       51         53
                                                                        -------     ------   ------     ------
Net income applicable to Class A common Stockholders - diluted          $10,020     $8,172   $3,504     $2,098
                                                                        =======     ======   ======     ======

Denominator
Denominator for basic EPS - weighted average Class A common shares
                                                                         18,195     10,765   18,210     12,312
Effect of dilutive securities:
  Stock options                                                             203        206      220        216
  Operating partnership units                                               310        310      310        310
                                                                         ------     ------   ------     ------
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                       18,708     11,281   18,740     12,838
                                                                         ======     ======   ======     ======


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

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The adoption of this standard does not have an impact since the Company will continue to use the intrinsic value method as set forth in APB No. 25.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are effective for all variable interests in variable interest entities created after January 31, 2003, and will apply to any existing variable interests in variable interest entities no later than September 30, 2003. The Company does not expect that this Interpretation will have a significant impact on its financial statements.

2.       CORE PROPERTIES

In December 2002, the Company acquired the Westchester Pavilion Shopping Center in White Plains, New York, a 185,000 square foot property for $39.9 million and the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot property for $11.3 million.

 In February 2003, the Company acquired the Greens Farms Plaza Shopping Center, in Westport, Connecticut, a 40,000 square foot property for $10.1 million.

In June 2003, the Company acquired 135,000 square feet of retail space in the Somers Commons Shopping Center in Somers, New York for $21.65 million.

In connection with the purchase of the Orange Meadows property, the Company has agreed to pay the seller on September 20, 2003 an additional amount pursuant to an agreed formula but not less than $969,000. The minimum additional amount is included in Accounts Payable in the accompanying consolidated balance sheet at July 31, 2003.

The Company has adopted SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles,". As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and other value of in-place leases, based in each case on their fair values.

In connection with the Company's acquisitions of the Ridgeway Shopping Center in Stamford, Connecticut and Airport Plaza in Danbury, Connecticut in fiscal 2002, the Company evaluated the leases in place to determine whether they were acquired at market, above market or below market. The Company's evaluations were based on (i) the differences between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.

As of July 31, 2003, as a result of its evaluations, the Company has allocated $192,000 to an asset associated with the net fair value assigned to the assumed leases at the properties.

The Company is currently in the process of analyzing the fair value of in-place leases for the acquisitions of the Westchester Pavilion, Orange Meadows, Greens Farms Plaza, and Somers Commons properties, and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

3.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At July 31, 2003, the Company had ten non-recourse first mortgage notes payable totaling $105,061,000 due in installments over various terms extending to the fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $167,966,000 as of July 31, 2003.

The Company has a secured revolving line of credit with a bank which permits borrowings up to $18.75 million. The agreement expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. The Company also has a $20 million unsecured line of credit which expires in January 2004. Outstanding borrowings bear interest at prime rate + 1/2 or LIBOR + 2 1/2%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings outstanding under either line of credit at July 31, 2003.

4.       PREFERRED STOCK

On May 29, 2003, the Company sold 400,000 shares of 8.5% Series C Senior Cumulative Preferred Stock, par value $.01 per share (Series C Preferred Stock) in a private placement. The Series C Preferred Stock has no stated maturity, is non-voting and is not convertible into other securities of the Company. On or after May 29, 2013, the Series C Preferred Stock may be redeemed by the Company, at its option, at a redemption price of $100 per share. The Series C Preferred Stock contains covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.

The net proceeds of the offering were approximately $38.5 million. The Company used a portion of the net proceeds to purchase its interests in the Somers Commons Shopping Center (See Note 2). The Company intends to use the balance of the proceeds for future acquisitions of properties.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement"). The Statement, which is effective for the Company's interim period ending October 31, 2003, establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders interests upon a Change of Control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock will continue to be classified as redeemable equity instruments as a Change in Control is not certain to occur. The Company expects to adopt the provisions of the Statement in the fourth quarter of fiscal 2003, and does not expect the Statement to have a material impact on the Company's financial position or results from operations.

In November 2001, the Company repurchased 200,000 shares of its Series B Preferred Stock for a purchase price of $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company recorded the excess of the carrying value over the cost to repurchase the preferred shares ($3,071,000) as an increase to net income applicable to Common and Class A Common stockholders in the accompanying consolidated statement of income for the nine months ended July 31, 2002.

5.       STOCKHOLDERS EQUITY

The Company has a restricted stock plan for key employees and directors of the Company. The plan authorizes grants as an incentive for future services of up to 1,050,000 shares (350,000 shares each of Class A Common stock and Common stock and 350,000 shares, which at the discretion of the Company's compensation committee, maybe awarded in any combination of Class A Common or Common Stock). In January 2003, the Company awarded 56,200 shares of Class A Common stock and 159,500 shares of Common stock to participants in the Plan. The shares vest between five and ten years after the date of grant. As of July 31, 2003, the Company has awarded 509,500 shares of Common stock and 339,250 shares of Class A Common Stock to participants in the plan (of which 13,250 shares each of Common Stock and Class A Common Stock are vested). Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation and is being amortized to expense over the vesting period.

6.        STOCK OPTION PLAN

The Company has a stock option plan whereby 824,093 Common shares and 743,003 Class A Common shares were reserved for issuance to key employees and non-employee Directors of the Company. Options are granted at fair market value on the date of grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant. There were no grants of stock options in 2003 or 2002. At July 31, 2003, options to purchase 59,376 Common shares and 45,733 Class A Common shares, respectively were outstanding (All outstanding grants are fully vested). Had compensation cost for stock options granted been determined based on fair value on the grant date consistent with the provisions of SFAS 123, there would have been no effect on the Company's net income and earnings per share in each of the nine month and three month periods ended July 31, 2003 and 2002.

7.       PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the nine months ended July 31, 2003 and 2002 adjusted to give effect to the acquisitions of the Ridgeway Shopping Center, (June 2002) Westchester Pavilion Shopping Center (December 2002), Orange Meadows (December 2002), Greens Farms (February 2003), and Somers Commons (June 2003) as though these transactions were completed on November 1, 2001. The pro forma information also gives effect to the issuance of 8,050,000 shares of Class A Common stock (July 2002) and 400,000 shares of Series C Preferred Stock (May 2003) as though these transactions were also completed on November 1, 2001.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of November 1, 2001, nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

                                                                                         Nine Months Ended July 31,

                                                                                               2003             2002
                                                                                               ----             ----
Pro forma revenues:                                                                         $47,062          $45,503
Pro forma net income applicable to Common
       And Class A Common Stockholders:                                                     $12,408          $14,001

Pro forma basic shares outstanding:
      Common and Common Equivalent                                                            6,252            6,039
                                                                                              =====            =====
      Class A Common and Class A Common Equivalent                                           18,195           18,071
                                                                                             ======           ======
Pro forma diluted shares outstanding:
      Common and Common Equivalent                                                            6,551            6,397
                                                                                              =====            =====
      Class A Common and Class A Common Equivalent                                           18,708           18,588
                                                                                             ======           ======

Pro forma earnings per share:
       Basic:
       Common                                                                                 $0.47            $0.54
                                                                                              =====            =====
       Class A Common                                                                         $0.52            $0.60
                                                                                              =====            =====
       Diluted:
       Common                                                                                 $0.47            $0.53
                                                                                              =====            =====
       Class A Common                                                                         $0.51            $0.59
                                                                                              =====            =====

8.       CONTINGENCIES

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

General

Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2003, the Company owned or had interest in 30 properties containing a total of 3.4 million square feet of leasable area.

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

Sources of Capital

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2003 and to meet its dividend requirements necessary to maintain its REIT status. For the nine months ended July 31, 2003 and 2002, net cash provided by operations amounted to $22.3 million and $13.8 million, respectively. Dividends paid to stockholders of the Company in the comparable periods amounted to $17.1 million and $11.1 million, respectively. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

At July 31, 2003, the Company had cash and cash equivalents of $13.9 million compared to $46.3 million at October 31, 2002. The Company also had $16.9 million and $25.1 million in liquid short-term investments at July 31, 2003 and October 31, 2002, respectively. The Company's cash positions and short-term investments reflect the temporary investment of a portion of the net proceeds received from the sales of additional shares of the Company's Class A Common stock in fiscal 2002 and issuance of a new Series C Preferred Stock in May 2003.

Financings

In May 2003, the Company sold 400,000 shares of Series C Cumulative Preferred Stock (Series C Preferred Stock) in a private offering and realized net proceeds of $38.5 million from the sale. The preferred shares are redeemable at the option of the Company on or after May 29, 2013. The Series C Preferred Stock issue entitles the holders to a 8.5% cumulative dividend.

In June 2003, the Company utilized $21.65 million of the net proceeds of the Series C Preferred Stock sale to purchase its interests in the Somers Commons Shopping Center in Somers, New York. The balance of the net proceeds are expected to be used to acquire additional income producing properties consistent with the Company's current business strategy and to fund renovations on, or capital improvements in connection with, the Company's existing properties, including tenant improvements. Pending such use of the net proceeds, the Company may use the net proceeds to make investments in short-term income-producing securities.

At July 31, 2003, the Company had a $18.75 million secured revolving credit facility with a bank which expires in fiscal 2005 and a conditional $20 million unsecured revolving line of credit with the same bank. In January 2003, the unsecured credit line was extended on the same terms as the expiring arrangement for an additional one year period. The unsecured credit line expires in January 2004. Both revolving credit lines are available to finance future acquisitions, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings during fiscal 2003 under either credit line and there were no outstanding borrowings on either line of credit at July 31, 2003.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

At July 31, 2003, the Company's contractual obligations for borrowings are as follows:

                      Payments Due by Period                      Amount

                       Less than 1 year                       $   473,000
                       1 to 3 years                           $ 4,124,000
                       4 to 5 years                           $20,153,000
                       After 5 years                          $80,311,000


Borrowings consist of $105,061,000 of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.53% at July 31, 2003. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company may refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first nine months of fiscal 2003, the Company spent approximately $1.8 million for capital expenditures principally related to tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company has budgeted an additional $2 million for known capital improvement and leasing costs in the balance of fiscal 2003. These expenditures are generally funded from operating cash flows or borrowings.

Acquisitions and Sales

In December 2002, the Company acquired the Westchester Pavilion Shopping Center in White Plains, New York, a 185,000 square foot property for $39.9 million and the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot property for $11.3 million. In February 2003, the Company acquired the Greens Farms Plaza in Westport, Connecticut, a 40,000 square foot property for $10.1 million and in June 2003, the Company acquired seven retail building units totaling 135,000 square feet in the Somers Commons Shopping Center for $21.65 million.

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized a plan to sell the non-core properties of the Company in the normal course of business over a period of several years. The Company intends to sell the non-core properties as opportunities become available. The Company has selectively effected asset sales to generate cash proceeds over the last several years. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. At July 31, 2003, the remaining non-core properties total four properties with a net book value of approximately $11.3 million and consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States).

Funds from Operations

The Company considers Funds from Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)), plus real estate related depreciation and amortization, excluding gains (or losses) from sales of property and debt restructuring and after adjustments for unconsolidated joint ventures. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indication of the Company's operating performance or for cash flows as a measure of liquidity or its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the nine months ended July 31, 2003 and 2002 (amounts in thousands).

                                                                                          Nine Months Ended July 31,
                                                                                          -------------------------
                                                                                               2003            2002
                                                                                               ----            ----

Net Income applicable to Common and Class A common stockholders                             $12,920         $12,081

Plus: Real property depreciation                                                              5,734           3,741
         Amortization of tenant improvements and allowances                                   1,513           1,645
         Amortization of deferred leasing costs                                                 351             398
         Minority interest                                                                      274             304

Less: Excess of carrying value over cost to repurchase preferred shares                           -         (3,071)
                                                                                            -------         -------
Funds from Operations (Diluted)                                                             $20,792         $15,098
                                                                                            =======         =======

Net Cash Provided by Operating Activities                                                  $ 22,338        $ 13,827
                                                                                           ========        ========
Net Cash Used in Investing Activities                                                    $ (75,764)      $ (54,215)
                                                                                         ==========     ===========
Net Cash Provided by Financing Activities                                                  $ 20,965        $ 50,901
                                                                                           ========        ========


Results of Operations

Comparison of the Nine Months and Three Months Ended July 31, 2003 to the Nine Months and Three Months Ended July 31, 2002

Revenues

Operating rents increased 46.3% to $43.2 million in the nine months ended July 31, 2003 compared to $29.6 million in the corresponding period of fiscal 2002. For the three months ended July 31, 2003 revenues from operating rents increased 41.6% to $15.1 million as compared to $10.7 million in the corresponding period in fiscal 2002. The increase in operating rents this year resulted from additional rental revenues from property acquisitions and new leasing at certain the Company's core properties. In fiscal 2003, the Company acquired four properties containing 438,000 square feet of leasable space. Rents from these properties increased operating rent income by $5.2 million and $2.2 million during the nine month and three month periods in fiscal 2003. In fiscal 2002, the Company acquired two properties containing 393,000 square feet of leasable space. These two properties contributed $8.1 million and $1.7 million in operating rent income during the nine-month periods ended July 31, 2003 and 2002. Recoveries from tenants (which are included in operating rent income) represent reimbursements from tenants for property operating expenses and property taxes. Such amounts increased by $3.7 million and $1.2 million in the nine months and three month periods ended July 31, 2003 from additional expense and property tax recovery amounts attributable to recent properties acquired and higher recoverable expenses at the Company's core properties during the year.

At July 31, 2003, the overall leasing at the Company's properties was 96% compared to 98% leased at the end of fiscal 2002. During the first nine months of fiscal 2003, the Company leased or renewed approximately 304,000 square feet of space.

In the nine month and three months ended July 31, 2002, the Company recorded lease cancellation payments in the amount of $765,000 and $250,000, respectively from tenants who terminated their leases during the periods. The vacant spaces were subsequently re-leased during the year.

Interest income in fiscal 2003 increased from the temporary investment into short-term liquid investments of the net proceeds from sales of the Company's equity securities during the periods.

Expenses

Operating expenses, including depreciation and amortization, increased to $29.3 million and $9.9 million in the nine month and three month periods ended July 31, 2003, respectively compared to $20.7 million and $7.8 million in the same periods in the previous year. Property expenses increased to $13.0 million and $4.5 million in the nine-month and three-month periods ended July 31, 2003, respectively compared to $9.2 million and $3.4 million in the fiscal 2002 periods.

Property expenses attributable to recently acquired properties increased property expenses by $3.4 million and $1.1 million in the nine month and three month periods ended July 31, 2003, respectively. Property expenses for properties owned during both periods of fiscal 2003 and 2002 increased by $495,000 or 5.7% and $108,000 or 3.6% from higher property taxes, insurance costs, and snow removal expenses.

Interest expense in the fiscal 2003 periods increased from approximately $60 million in first mortgage loans assumed in connection with property acquisitions in fiscal 2002.

Depreciation expense increased $1.9 million and $ 517,000 in the nine month and three month periods ended July 31, 2003 compared to the same periods last year from additional depreciation on recent property acquisitions.

General and administrative expenses increased $330,000 and $32,000 in the fiscal 2003 periods from higher staff compensation costs.

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

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at July 31, 2003.

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

During the nine months period ended July 31, 2003 and 2002, the Company had no outstanding borrowings under either of its secured or unsecured lines of credit arrangements.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of July 31, 2003 the Company had no other material exposure to market risk.

Item 4  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that its disclosure and controls procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

During the third quarter of fiscal 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                  31.1 Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                  32 Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K:

                  During the quarter ended July 31, 2003, the Registrant filed with the Commission:

                  (1) A Current Report on Form 8-K dated June 11, 2003. Such report referred under Item 9 to a press release published by the Company on June 11, 2003 setting forth the Company's results of operations for the quarter ended April 30, 2003.

                  (2) A Current Report on Form 8-K dated July 29, 2003. Such report referred under Item 5 to the acquisition of certain building units totaling 134,854 square feet of leasable space in the Somers Commons Shopping Center in Somers, New York for a purchase price of $21.65 million.

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

                                              URSTADT BIDDLE PROPERTIES INC.
                                               (Registrant)

                                              By /s/ Charles J. Urstadt
                                              Charles J. Urstadt
                                              Chairman and
                                              Chief Executive Officer

                                              By /s/ James R. Moore
                                              James R. Moore
                                              Executive Vice President/
                                              Chief Financial Officer
                                              (Principal Financial Officer
Dated: September 11, 2003                     and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1 Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.