Form 10-K
period 2003-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2004-01-27
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                             ended October 31, 2003
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

8.50 % Series C Senior Cumulative Preferred Stock     New York Stock Exchange

Preferred Share Purchase Rights                       New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    x        No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                           Yes    x        No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 2003: Common Shares, par value $.01 per share $42,656,295; Class A Common Shares, par value $.01 per share $215,921,188.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 9, 2004 (latest date practicable): 6,993,271 Common Shares, par value $.01 per share, and 18,607,078 Class A Common Shares, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for Annual Meeting of Stockholders to be held on March 10, 2004 (certain parts as indicated herein) (Part III).

                                TABLE OF CONTENTS

                                                                   Form 10-K
Item No.                                                           Report Page

                                     PART I

1.    Business                                                         3

2.    Properties                                                       7

3.    Legal Proceedings                                               10

4.    Submission of Matters to a Vote of Security Holders             10


                                     PART II

5.    Market for the Registrant's Common Equity and Related
       Shareholder Matters                                            11

6.    Selected Financial Data                                         13

7.    Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  14

7A.   Quantitative and Qualitative Disclosures about Market Risk      20

8.    Financial Statements and Supplementary Data                     21

9.    Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                         21

9A.    Controls and Procedures                                        21

                                    PART III

10.   Directors and Executive Officers of the Registrant              22

11.   Executive Compensation                                          22

12.   Security Ownership of Certain Beneficial Owners and Management  22

13.   Certain Relationships and Related Transactions                  22

14.   Principal Accountant Fees and Services                          22

                                     PART IV

15.   Exhibits, Financial Statements, Schedules and
       Reports on Form 8-K                                            23

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

Item 1.  Business.

Organization

Urstadt Biddle Properties Inc., a Maryland Corporation (the "Company"), is a real estate investment trust engaged in the acquisition, ownership and management of commercial real estate. The Company was organized as an unincorporated business trust (the "Trust") under the laws of the Commonwealth of Massachusetts on July 7, 1969. In 1997, the shareholders of the Trust approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was affected by means of a merger of the Trust into the Company. As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company.

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

Description of Business

The Company's sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York. The Company's core properties consist principally of neighborhood and community shopping centers. The remaining properties include office and retail buildings and industrial properties. The Company seeks to identify desirable properties for acquisition, which it acquires in the normal course of business. In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

The Company intends to continue to invest substantially all of its assets in income-producing real estate, with an emphasis on neighborhood and community shopping centers, although the Company will retain the flexibility to invest in other types of real property. While the Company is not limited to any geographical location, the Company's current strategy is to invest primarily in properties located in the northeastern region of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York.

At October 31, 2003, the Company owned or had an equity interest in thirty properties comprised of neighborhood and community shopping centers, office and retail buildings and service and distribution facilities located in nine states throughout the United States, containing a total of 3.4 million square feet of gross leasable area ("GLA"). For a description of the Company's individual investments, see Item 2.

Investment and Operating Strategy

The Company's investment objective is to increase the cash flow and consequently the value of its properties. The Company seeks growth through (i) the strategic re-tenanting, renovation and expansion of its existing properties, and (ii) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in its targeted geographic region. The Company may also invest in other types of real estate in the targeted geographic region.

The Company invests in properties where cost effective renovation and expansion programs, combined with effective leasing and operating strategies, can improve the properties' values and economic returns. Retail properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. In determining whether to proceed with a renovation or expansion, the Company considers both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation. The Company believes that certain of its properties provide opportunities for future renovation and expansion.

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

Core Properties

The Company considers those properties, which are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the thirty properties in the Company's portfolio, twenty-six properties are considered core properties consisting of twenty-one retail properties and five office buildings (including the Company's executive headquarters). At October 31, 2003, these properties contained in the aggregate 2.7 million square feet of gross leaseable area ("GLA"). The Company's core properties collectively had 449 tenants providing a wide range of products and services. Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants. At October 31, 2003, the core properties were 97% leased.

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

Non-Core Properties

In a prior year, the Board of Directors of the Company expanded and refined the strategic objectives of the Company to concentrate the real estate portfolio into one of primarily retail properties located in the Northeast and authorized a plan to sell the Company's non-core properties in the normal course of business over a period of several years given prevailing market conditions and the characteristics of each property.

Through this strategy, the Company seeks to update its core property portfolio by disposing of properties which have limited growth potential and redeploying capital into properties in its target geographic region and product type where the Company's management skills may enhance property values. The Company may engage from time to time in like-kind property exchanges, which allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner.

At October 31, 2003, the Company's non-core properties consisted of one office building containing 202,000 square feet of GLA, one retail property totaling 126,000 square feet and two industrial facilities with a total of 447,000 square feet of GLA. The non-core properties collectively had 6 tenants and were 92% leased at October 31, 2003.

The office property consists of two tenants which offer engineering services.

The retail property, located in Tempe, Arizona, is leased to two tenants under long-term leases. The leases obligate these tenants to pay all taxes, insurance, maintenance and other operating costs on their portion of the property leased during the term of the lease.

The two industrial facilities are 100% occupied and consist of automobile and truck parts distribution warehouses. The facilities are net leased to DaimlerChrysler Corporation under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

At October 31, 2003, the Company also holds two fixed rate mortgage notes with a total book value of $2,184,000. The mortgages are secured by retail properties that were previously owned and sold by the Company.

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

Competition

The real estate investment business is highly competitive. The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts and individuals. In addition, the Company's properties are subject to local competitors from the surrounding areas. The Company does not consider its real estate business to be seasonal in nature. The Company's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where Company retail properties are located. The Company's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located. In most areas where the Company's office buildings are located, competition for tenants is intense. Leasing space to prospective tenants is generally determined on the basis of, among other things, rental rates, location, and physical quality of the property and availability of space.

Since the Company's industrial properties are net leased under long-term lease arrangements that are not due to expire in the near future, the Company does not currently face any immediate competitive re-leasing pressures with respect to such properties.

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties. Three of the Company's non-core properties are net leased to tenants under long-term lease arrangements, in which case, property management is provided by the tenants. An independent property management company manages the Company's remaining property. The Company supervises the property management company that manages the property.



Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut. It occupies approximately 5,000 square feet in a two-story office building owned by the Company. The Company has 26 employees. The Company believes that its relationship with its employees is good.

Financial Information About Industry Segments

The Company operates in one industry segment, ownership of commercial real estate properties, which are located principally in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.

Item 2.    Properties.

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the thirty properties in the Company's portfolio, twenty-six properties are considered core properties consisting of twenty-one retail properties and five office buildings (including the Company's executive headquarters). At October 31, 2003, these properties contained in the aggregate 2.7 million square feet of gross leaseable area ("GLA"). The Company's core properties collectively had 449 tenants providing a wide range of products and services. Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants. At October 31, 2003, the core properties were 97% leased. The Company believes the core properties are adequately covered by insurance.

The Company's single largest real estate investment is its 90% interest in the Ridgeway Shopping Center ("Ridgeway"). Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains 360,000 square feet of leasable space. It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2003, Ridgeway revenues represented approximately 16.4% of the Company's total revenues and approximately 23.1% of the Company's total assets at October 31, 2003. The loss of this center or a material decrease in revenues from the center for any reason might have a material adverse effect on the Company.

As of October 31, 2003, Ridgeway was 89% leased. The property's largest tenants are: The Stop & Shop Company (a division of Ahold), occupying 60,000 square feet of space of the property, and Bed, Bath and Beyond, a retailer occupying 47,000 square feet of space. Other than The Stop & Shop Company (22%), Bed Bath & Beyond (16%) and Marshall's Inc, a division of the TJX Companies (11%), no tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2003 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease          Number of        Square Footage of        Minimum Annual           Percentage of
Expiration             Expiring Leases  Expiring Leases          Base Rentals              Base Rent (%)
----------             ---------------  ---------------          -------------            -------------
2004                   --                     --                     $       --               --
2005                    1                  2,375                        120,000               1.5%
2006                    2                  4,642                        146,000               1.8%
2007                    4                  9,400                        333,000               4.1%
2008                   12                 70,216                      1,872,000              23.1%
2009                    2                  2,209                        103,000               1.3%
2010                    4                 42,240                        647,000               8.0%
2011                    1                  3,040                         99,000               1.2%
2012                    4                 21,567                        654,000               8.1%
2013                    3                 60,676                      1,491,000              18.4%
Thereafter              2                105,810                      2,629,000              32.5%
                       --               --------                     ----------           --------
                       35               322,175                       8,094,000             100.0%
                       ==               =======                      ==========           ========

The following table sets forth information concerning each core property at October 31, 2003. Except as otherwise noted, all core properties are 100% owned by the Company.

                                                               Gross
                           Year        Year        Year        Leasable              Number of
Location                   Renovated   Completed   Acquired    Square Feet   Acres   Tenants     Leased    Principal Tenant
--------                   ---------   ---------   --------    -----------   -----   ---------   ------    ----------------
Retail Properties:
Stamford, CT (1)             1997        1950      2002        360,000       13.6     35          89%    Stop & Shop Supermarket
Springfield, MA              1996        1970      1970        323,000       26.0     30          97%    Big Y
Meriden, CT                  2001        1989      1993        313,000       29.2     26         100%    Shop Rite Supermarket
Danbury, CT                    -         1989      1995        194,000       19.3     20          98%    Christmas Tree Shops
White Plains, NY             1994        1958      2003        185,000        3.5      9         100%    Toys "R" Us

Briarcliff Manor, NY (1)     2000        1978      1998        161,000       11.4     31          99%    Stop & Shop Supermarket
Somers, NY                     -         2002      2003        135,000       26.0     25          95%    Home Goods

Carmel, NY                   1999        1983      1995        126,000       19.0     17          99%    Shop Rite Supermarket
Wayne, NJ                    1992        1959      1992        102,000        9.0     45          99%    A&P Supermarket
Newington, NH                1994        1975      1979        102,000       14.3      8          97%    Linens `N Things
Darien, CT                   1992        1955      1998         95,000        9.5     20         100%    Shaw's Supermarket
Somers, NY                     -         1991      1999         78,000       10.8     34          99%    Gristede's Supermarket
Orange, CT                     -         1990      2003         78,000       10.0      8          96%    Seaman's Furniture

Farmingdale, NY              1993        1981      1993         70,000        5.6     15         100%    King Kullen Supermarket
Eastchester, NY (1)          2002        1978      1997         70,000        4.0     11         100%    Food Emporium (Division
                                                                                                                  of A&P)
Ridgefield, CT               1999        1930      1998         51,000        2.1     51          90%    Chico's
Westport, CT                   -         1986      2003         38,000        3.0      9         100%    Pier One Imports

Briarcliff Manor, NY           -         1975      2001         38,000        1.0     19         100%    Dress Barn
Danbury, CT                    -         1988      2002         33,000        2.7      6         100%    Boston Billiards
Briarcliff Manor, NY         2001        1981      1999         29,000        4.0      3         100%    Party Plus Warehouse
Somers, NY                     -         1987      1992         19,000        4.9     12         100%    Putnam County Savings Bank
Office Properties:
Greenwich, CT                  -         1983      1998         19,000        1.0      2         100%    Greenwich Hospital
Greenwich, CT                  -         1977      2001         11,000        0.4      3          76%    Glenville Medical Center

Greenwich, CT                  -         1983      1993         10,000        0.2      3         100%    Urstadt Biddle Properties
Greenwich, CT                1983        1953      1994         10,000        0.2      3          86%    Prescott Investors
Greenwich, CT                  -         1978      2000          9,000        1.0      4         100%    Insurance Center of
                                                                 -----                ---
                                                                                                                   Greenwich
                                                             2,659,000                449
                                                             =========               =====

(1) The Company has a general partnership interest in this property.

 Non-Core Properties

In a prior year, the Board of Directors of the Company expanded and refined the strategic objectives of the Company to concentrate the real estate portfolio into one of primarily retail properties located in the Northeast and authorized a plan to sell the Company's non-core properties in the normal course of business over a period of several years given prevailing market conditions and the characteristics of each property.

At October 31, 2003, the Company's non-core properties consisted of one office building, containing 202,000 square feet of GLA, one retail property containing 126,000 square feet and two industrial facilities with a total of 447,000 square feet of GLA. The non-core properties collectively had 6 tenants and were 92% leased at October 31, 2003.

The following table sets forth information concerning each non-core property in which the Company owned an equity interest at October 31, 2003. The non-core properties are 100% owned by the Company.

                          Year          Year      Year          Rentable               Number of
      Location          Renovated    Completed     Acquired    Square Feet     Acres   Tenants   Leased    Principal Tenant
      --------          ---------    ---------     --------    -----------     -----   -------   ------    ----------------

Southfield, MI              -           1973         1983           202,000     7.8      2        70%   Arcadis

Tempe, AZ                 2000          1970         1970           126,000     8.6      2       100%   Mervyn's, Inc.

Dallas, TX                1989          1970         1970           255,000    14.5      1       100%   DaimlerChrysler Corporation

St. Louis, MO             2000          1970         1970           192,000    16.0      1       100%   DaimlerChrysler Corporation
                                                                    -------              -

                                                                    775,000              6
                                                                    =======              =

Total Portfolio                                                   3,434,000             455
                                                                  =========             ===


Lease Expirations - Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for the leases in place as of October 31, 2003, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease             Number of Leases           Square Footage of            Percentage of Total
Expiration                     Expiring                Expiring Leases            Occupied Square Feet
----------                     --------                ---------------            --------------------
2004 (1)                          80                           126,046                          3.84%
2005                              44                           240,094                          7.31%
2006                              46                           151,394                          4.61%
2007                              44                           361,087                         11.00%
2008                              53                           452,435                         13.78%
2009                              38                           417,448                         12.71%
2010                              22                           187,253                          5.70%
2011                              31                           382,476                         11.65%
2012                              42                           267,722                          8.15%
2013                              24                           128,291                          3.91%
2014                              11                            61,267                          1.87%
Thereafter                        20                           508,303                         15.47%
                                  --                           -------                         ------
                                 455                         3,283,816                        100.00%
                                 ===                         =========                        =======

(1) Represents lease expirations from November 1, 2003 to October 31, 2004 and month-to-month leases.

Item  3.     Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2003.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Shareholder
           Matters.

(a) Price Range of Common Shares

Shares of Common stock and Class A Common stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA", respectively. The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2003 and 2002 as reported on the New York Stock Exchange:

                                                   Fiscal Year Ended                 Fiscal Year Ended
Common shares:                                     October 31, 2003                   October 31, 2002
--------------                                     ----------------                ------------------------
                                                   Low             High             Low             High
                                                   ---             ----             ---             ----
First Quarter                                    $11.00           $12.70           $ 8.60          $10.65
Second Quarter                                   $11.95           $13.03           $10.25          $12.28
Third Quarter                                    $12.70           $13.80           $ 9.95          $12.80
Fourth Quarter                                   $12.60           $13.40           $10.77          $11.60


                                                   Fiscal Year Ended               Fiscal Year Ended
Class A Common shares:                             October 31, 2003                 October 31, 2002
----------------------                             ----------------           ------------------------------
                                                                                   Low                  High
                                                                                   ---                  ----
First Quarter                                    $10.85         $11.72            $ 9.35               $10.28
Second Quarter                                   $11.00         $12.54            $ 9.88               $12.00
Third Quarter                                    $12.15         $13.80            $10.60               $12.00
Fourth Quarter                                   $13.10         $14.30            $10.80               $11.97

(b) Approximate Number of Equity Security Holders

At January 9, 2004 (latest date available), there were 1,381 shareholders of record of the Company's Common stock and 1,393 shareholders of record of the Class A Common stock.

 (c) Dividends Declared on Common stock and Class A Common stock and Tax Status

The following table sets forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2003 and 2002:

Dividends Paid Per:            Common Share                               Class A Common Share
                               ------------                               --------------------
                               Gross      Ordinary                             Gross    Ordinary
Dividend Payment        Dividend Paid       Income                     Dividend Paid      Income
Date                        Per Share  Distribution                        Per Share  Distribution
----------------        -------------  ------------                    -------------  ------------
January 17, 2003                $0.19        $0.19                             $0.21       $0.21
April 18, 2003                  $0.19        $0.19                             $0.21       $0.21
July 18, 2003                   $0.19        $0.19                             $0.21       $0.21
October 17, 2003                $0.19        $0.19                             $0.21       $0.21
                               ------       ------                            ------       -----
                               $0.76        $0.76                             $0.84        $0.84
                               ======       ======                            ======       =====

Dividends Paid Per:                   Common Share                               Class A Common Share
                                      ------------                               --------------------
                               Gross      Ordinary                             Gross      Ordinary
Dividend Payment        Dividend Paid       Income    Capital Gain     Dividend Paid        Income   Capital Gain
Date                        Per Share  Distribution   Distribution         Per Share  Distribution   Distribution
----------------        -------------  ------------   ------------     -------------  ------------  -------------
January 18, 2002               $0.185       $0.135        $0.05               $0.205       $0.15         $0.055
April 19, 2002                 $0.185       $0.135        $0.05               $0.205       $0.15         $0.055
July 21, 2002                  $0.185       $0.135        $0.05               $0.205       $0.15         $0.055
October 18, 2002               $0.185       $0.135        $0.05               $0.205       $0.15         $0.055
                              -------      -------       ------              -------      ------        ------
                             $0.740        $0.540        $0.20               $0.820       $0.60         $0.220
                             ========      =======       ======              =======      ======        ======

The Company has paid uninterrupted quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 2003, the Company made distributions to stockholders aggregating $.76 per Common share and $.84 per Class A Common share. On December 10, 2003, the Company's Board of Directors approved the payment of a quarterly dividend payable January 16, 2004 to stockholders of record on January 5, 2004. The dividends were declared in the amounts of $.195 per Common share and $.215 per Class A Common share.

In fiscal 1998, the Board of Directors declared and paid a special stock dividend on the Company's Common stock consisting of one share of a new issue of Class A Common Stock, par value $.01 per share, for each share of the Company's Common Stock. The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock has identical rights with respect to dividends except that each share of Class A Common Stock receives not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

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

The Company has a Dividend Reinvestment and Share Purchase Plan that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. Shares are acquired pursuant to the Plan at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.

(d)      Recent Sales of Unregistered Securities

On May 28, 203, the Company entered into a Stock Purchase Agreement with Ferris, Baker Watts Incorporated and Stifel, Nicolaus & Company Incorporated (the "Initial Purchasers") pursuant to which the Initial Purchasers purchased 400,000 shares of the Company's 8.5% Series C Senior Cumulative Preferred Stock (the "Shares") in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Initial Purchasers sold the Shares to qualified institutional buyers pursuant to Rule 144A of the Securities Act at an aggregate offering price of $40,000,000. The Initial Purchasers' discount was $3.00 per share or $1,200,000 in the aggregate. In connection with the transaction, the Company entered into a Registration Rights Agreement with the Initial Purchasers, on behalf of the buyers, pursuant to which the Company
(i) agreed to use reasonable efforts to file and cause to become effective with the SEC a registration statement covering re-sales of the Shares; and (ii) upon the SEC declaring effective such registration statement, agreed to use reasonable efforts to cause the listing of the Shares on the NYSE.

On September 9, 2003, the Company filed a registration statement with the SEC to register the Shares pursuant to Section 12 of the Securities Exchange Act of 1934 which registration statement was declared effective on September 23, 2003. The Shares were listed on the NYSE, effective September 23, 2003.

Item 6.      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,                                     2003             2002            2001             2000           1999
                                                           ----             ----            ----             ----           ----

Balance Sheet Data:
Total Assets                                           $392,718         $353,633        $218,352         $180,792       $183,774
                                                       ========         ========        ========         ========       ========

 Mortgage Notes Payable                                $104,588         $106,429         $47,115          $51,903        $51,263
                                                       ========         ========         =======          =======        =======

Preferred Stock                                         $52,747          $14,341         $33,462          $33,462        $33,462
                                                        =======          =======         =======          =======        =======

Operating Data:
Total Revenues                                         $ 60,361          $44,340         $36,093          $31,009        $29,430
                                                       ========          =======         =======          =======        =======

Total Operating Expenses                               $ 39,626          $29,438         $26,154          $23,281        $21,596
                                                       ========          =======         =======          =======        =======

Net  Income  Applicable  to Common  and Class A
Common Stockholders                                    $ 17,576          $16,080         $10,540          $ 5,442        $ 6,043
                                                       ========          =======         =======          =======        =======

Other Data :
Net Cash Provided by Operating Activities              $ 31,176          $18,532         $21,308          $14,262        $14,423
                                                       ========          =======         =======          =======        =======

Net Cash (Used in) Investing Activities               $(69,818)        $(64,960)       $(11,394)        $ (3,713)      $(10,556)
                                                      =========        =========       =========        =========      =========

Net Cash Provided by (Used in)
Financing Activities                                   $ 14,749          $59,023         $22,040       $ (11,436)      $ (5,009)
                                                       ========          =======         =======       ==========      =========

Per Share Data:
Net Income-Basic
    Class A Common Stock                                   $.74             $.89           $1.01             $.55           $.62
    Common Stock                                           $.67             $.80            $.91             $.50           $.55

Net Income - Diluted:
    Class A Common Stock                                   $.73             $.87            $.97             $.55           $.61
    Common Stock                                           $.66             $.78            $.88             $.49           $.54

Cash Dividends on:
    Class A Common Stock                                   $.84             $.82            $.80             $.78           $.76
    Common Stock                                           $.76             $.74            $.72             $.70           $.68
                                                           ----             ----            ----             ----           ----
Total                                                     $1.60            $1.56           $1.52            $1.48          $1.44
                                                          =====            =====           =====            =====          =====

Funds from Operations (Note 1)                         $ 27,964          $24,144         $14,611          $11,914        $11,878
                                                       ========          =======         =======          =======        =======

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties and debt restructuring, plus depreciation, amortization and after adjustments for unconsolidated joint ventures. For a reconciliation of net income and FFO, see Management's Discussion and Analysis on page 14. FFO does not represent net cash from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance or for cash flows as a measure of liquidity or dividend paying capacity. The Company considers FFO an appropriate supplemental measure of operating performance because it primarily excludes the assumption that the value of real estate assets diminishes predictably over time, and because industry analysts recognize it as a performance measure. Comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. FFO for 2002 has been adjusted to conform with the revised guidance provided by NAREIT. For a further discussion of FFO, see Management's Discussion and Analysis on page 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Overview

Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2003, the Company owned or had controlling interests in 30 properties containing a total of 3.4 million square feet of leasable area.

The Company focuses on increasing cash flow and, consequently, the value of its properties and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

Forward Looking Statements

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company.

Revenue Recognition

The Company records base rents on a straight-line basis over the term of each lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant receivables on the accompanying balance sheets. Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses. These amounts are recognized in the period the related expenses are incurred. Expense reimbursement payments generally are made monthly based on an estimated amount determined at the beginning of the year. The difference between the actual amount due and the estimated amounts paid by the tenant throughout the year is billed or credited to the tenant.

Allowance for Doubtful Accounts

The allowance for doubtful accounts and mortgage notes receivable is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers. It is the Company's policy to maintain an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable balance.

Real Estate

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings                                                    30-40 years
Property Improvements                                        10-20 years
Furniture/Fixtures                                            3-10 years
Tenant Improvements                                           Lease term

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation. These assessments have a direct impact on the Company's net income.

Assessments by the Company of certain other lease related costs are made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at October 31, 2003.

Liquidity and Capital Resources

At October 31, 2003, the Company had unrestricted cash and cash equivalents of $22.4 million compared to $46.3 million in 2002. The Company also had $9.5 million and $25.1 million in short-term investments as of October 31, 2003 and 2002, respectively. The Company's cash positions and short-term investments include the remaining proceeds from the sales of equity securities of the Company during fiscal 2003 and 2002.

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2004 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2003,

2002 and 2001, net cash provided by operations amounted to $31.2 million, $18.5 million and $21.3 million, respectively. The increase in net cash from operating activities in fiscal 2003 reflects the additional operating income from a greater number of properties in the year. Cash dividends paid increased to $23.5 million in 2003 compared to $16.4 million in 2002 and $11.9 million in 2001. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), proceeds from sales of properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company's ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

In May 2003, the Company sold 400,000 shares of a new issue of Series C Cumulative Preferred Stock (Series C Preferred Stock) for proceeds of $38.4 million. The preferred shares are redeemable at the option of the Company after ten years. The Series C Preferred Stock issue entitles the holders to a 8.5% cumulative dividend. The Company used a portion of the proceeds to purchase a shopping center in June 2003. The Company intends to use the balance of the proceeds for property acquisitions.

In fiscal 2002, the Company sold 8,050,000 shares of its Class A Common stock for net proceeds to the Company of $81.9 million. The net proceeds were used to repay $16 million of outstanding revolving credit line indebtedness and the acquisitions of three properties.

In fiscal 2001, the Company sold 5,499,222 shares of its Class A Common stock for net proceeds of $47.2 million of which $6.1 million was received in fiscal 2002. The Company also sold 200,000 shares of Common stock and 5,000 shares of Class A Common stock in a private placement for proceeds of $1.4 million. The proceeds of these equity sales were used to complete the acquisitions of two properties, repay outstanding credit line borrowings and repurchase 200,000 shares of Series B Preferred Stock at a cost of $16.1 million.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

At October 31, 2003, the Company's contractual obligations for borrowings are as follows:

                       Payments Due by Period                 Amount

                       Less than 1 year                       $ 1,985,000
                       1 to 3 years                           $11,066,000
                       4 to 5 years                           $64,486,000
                       After 5 years                          $27,051,000

Borrowings consist of $104,588,000 of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.53% at October 31, 2003. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company may refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

At October 31, 2003, the Company had a secured revolving credit facility with a bank which expires in fiscal 2005 and allows for borrowings up to $18.125 million. The secured line is collateralized by two properties having a net book value of $29.4 million at October 31, 2003. The terms of the credit facility require a permanent reduction in the credit loan amount of $625,000 annually. The Company also has a $20 million unsecured revolving line of credit with the same bank which expires in fiscal 2004. The revolving credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings during the year on either credit line and there were no outstanding borrowings at October 31, 2003.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2003, the Company incurred $2.8 million for capital expenditures including $1.9 million related to tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur an additional $4.3 million for known capital improvements and leasing costs in fiscal 2004. These expenditures are generally funded from operating cash flows or borrowings on its credit facilities.

Acquisitions and Sales

The company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States.

In fiscal 2003, the Company acquired four properties totaling 436,000 square feet in separate transactions for approximately $83 million. The properties were purchased with cash raised from sales of equity securities and consisted of: the Westchester Pavilion in White Plains, New York, a 185,000 square foot property for $39.9 million, the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot property for $11.3 million, the Greens Farms Plaza in Westport, Connecticut, a 38,000 square foot property for $10.1 million and seven retail building units totaling 135,000 square feet in Somers Commons for $21.65 million.

In fiscal 2002, the Company acquired a 90% general partner interest in a shopping center in Stamford, Connecticut for $86.8 million. The property was acquired subject to a $57.4 million first mortgage loan. The Company also purchased a shopping center in Danbury, Connecticut for $7.0 million subject to a first mortgage loan of $2.0 million and acquired the remaining 15% interest in an office building that it did not own for a purchase price of $1.25 million.

In fiscal 2001, the Company acquired two properties for $9.5 million. One property was acquired subject to a first mortgage loan of $4.2 million.

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized a plan to sell the Company's non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. There were no sales of properties during fiscal 2003. At October 31, 2003, the non-core properties total four properties with a net book value of approximately $11 million.

Funds from Operations

The Company considers Funds from Operations ("FFO") as defined by The National Association of Real Estate Investment Trusts ("NAREIT") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)), plus real estate related depreciation and amortization, excluding gains (or losses) from sales of property and debt restructuring and after adjustments for unconsolidated joint ventures. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indication of the Company's operating performance or for cash flows as a measure of liquidity or its dividend paying capacity. Furthermore, FFO as disclosed by other REITs might not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2003 (amounts in thousands).

                                                                                            2003            2002             2001
                                                                                            ----            ----             ----

Net Income Applicable to Common and Class A Common Stockholders                          $17,576         $16,080          $10,540
Plus:  Real property depreciation                                                           7,831          5,459            4,463
       Amortization of tenant improvements and allowances                                   2,088          2,088            2,325
       Amortization of deferred leasing cost                                                  469            517              851
Less:  Adjustments for unconsolidated joint venture                                             -              -           (3,252)
       Gains on sales of real estate investments                                                -              -             (316)
                                                                                          -------         -------          -------
Funds from Operations Applicable to Common and Class A Common Stockholders (1)            $27,964         $24,144          $14,611
                                                                                          =======         =======          =======

Net Cash Provided by (Used in):
Operating Activities                                                                      $31,176         $18,532          $21,308
                                                                                          =======         =======          =======
Investing Activities                                                                     $(69,818)       $(64,960)        $(11,394)
                                                                                         =========       =========        =========
Financing Activities                                                                      $14,749         $59,023          $22,040
                                                                                         =========        =======          =======


(1) Funds from Operations for 2002 has been adjusted to conform with revised guidance provided by NAREIT regarding the calculation for FFO. This revised guidance provides that amounts associated with preferred stock that has been redeemed or repurchased should be factored into the calculation of FFO. As a result, the Company has adjusted its fiscal 2002 FFO to include a $3,071,000 adjustment to record the excess of the carrying value over the cost to repurchase $20 million of its Series B Preferred shares in that year in accordance with NAREIT's revised guidance. The adjustment to fiscal 2002 FFO did not affect net income applicable to Common and Class A Common stockholders in that year.

Results of Operations

Fiscal 2003 vs. Fiscal 2002

Revenues

Revenues from operating rents increased 40.4% to $59.2 million in fiscal 2003 compared to $42.2 million in fiscal 2002. The net increase in rents resulted primarily from (i) the acquisition of four properties in fiscal 2003 containing 436,000 square feet of leasable space, providing revenues of $8.3 million in the year (ii) the full year impact related to two operating properties acquired in 2002, providing incremental revenues of $6.5 million in fiscal 2003 (iii) an increase in recoveries of property operating expenses and property taxes from tenants of $700,000 in fiscal 2003 and (iv) an overall increase in the leasing levels at the Company's properties.

At October 31, 2003, the Company's total portfolio was 96% leased compared to 95% leased in fiscal 2002. During fiscal 2003, the Company renewed or signed new leases totaling 375,000 square feet of space. The Company has leases totaling 126,000 square feet of leasable space or 3.8% of total GLA expiring in fiscal 2004.

Lease termination income of $80,000 represents a lease cancellation payment from a tenant who terminated its lease early. This space was re-leased during the year.

Interest income in fiscal 2003 decreased due to the utilization of cash from the Company's sale of 8,050,000 shares of Class A common stock in fiscal 2002. The cash was used to acquire properties in fiscal 2003.

Expenses

Operating expenses, including depreciation and amortization increased to $39.6 million in fiscal 2003 from $29.4 million in fiscal 2002. Property expenses increased $5.0 million from the incremental expense of recently acquired properties, which increased property expenses by $4.6 million. Property expenses for properties owed during both periods increased 4.0% from higher snow removal and property tax costs, which increased $475,000 and $171,000, respectively in fiscal 2003.

Interest expense increased to $8.1 million from $5.6 million principally from the full year impact of approximately $60 million in first mortgage loans assumed in connection with property acquisitions in fiscal 2002.

Depreciation expense increased by $2.4 million in fiscal 2003 from the additional depreciation on recent property acquisitions.

General and administrative expenses increased to $3.2 million in fiscal 2003 as compared to $2.8 million in fiscal 2002 due to increased compensation costs.

Fiscal 2002 vs. Fiscal 2001

Revenues

Revenues from operating leases increased 23.4% to $42.2 million in fiscal 2002 compared to $34.2 million in fiscal 2001. The increase in revenues resulted from the addition of new rents from properties acquired and leasing of previously vacant space at properties owned in both years. During fiscal 2002 and 2001, the Company acquired four properties which increased operating lease income by approximately $5.5 million in fiscal 2002. In 2002 the Company renewed or signed new leases totaling 236,000 square feet of space, however the overall leasing levels at the Company's properties decreased to 95% by the end of fiscal 2002 compared to 98% leased at the end of fiscal 2001. The decrease in leasing levels reflected the loss of a tenant occupying 115,390 square feet at the Company's Five Town Plaza shopping center and a tenant occupying 94,000 square feet at the Company's office property in Southfield, Michigan who re-leased 32,400 square feet of its previously occupied space.

Lease termination income of $765,000 in fiscal 2002 represents lease cancellation payments from tenants who terminated leases in the year.

Interest income increased in fiscal 2002 from the investment of cash proceeds during the year into short-term investments at generally lower yields and the addition of a $1.2 million note receivable.

Expenses

Total expenses increased to $29.4 million in fiscal 2002 from $26.2 million in fiscal 2001. Property expenses increased 11.1% to $12.8 million from $11.5 million principally from the incremental expense of new properties, which increased property expenses by $1.4 million in fiscal 2002. Property expenses for properties owned during 2002 and 2001 were generally unchanged. Snow removal costs decreased by approximately $250,000, which was largely offset by increases in property taxes and insurance costs.

Interest expense increased from new mortgage loans totaling $59.4 million assumed in connection with property acquisitions. The increase in interest expense was partially offset by lower outstanding bank credit line borrowings during the year.

Depreciation expense increased $850,000 from the additional expense related to property acquisitions in that year. Amortization expense decreased by $354,000 principally from the write-off in fiscal 2001 of unamortized leasing commissions for tenants who vacated during the year.

General and administrative expenses increased to $2.8 million in fiscal 2002 as compared to $2.5 million in fiscal 2001. The increase was due primarily to increased compensation costs.

The Company repurchased 200,000 shares of its Series B Preferred Stock for $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company recorded the excess of the carrying value over the cost to repurchase the preferred shares of $3,071,000 as an increase in net income applicable to Common and Class A Common stockholders.

Inflation

The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and (ii) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, the majority of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon renewal at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

Environmental Matters

Based upon management's ongoing review of its properties, management is not aware of any environmental condition with respect to any of the Company's properties, which would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (i) the discovery of environmental conditions, which were previously unknown, (ii) changes in law,
(iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which would adversely affect the Company's financial condition and results of operations.

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

As of October 31, 2003 and for the year then ended, the Company had no outstanding borrowings under its bank line of credit arrangements. During the year ended October 31, 2002, the average variable rate indebtedness during such period had a combined weighted average interest rate of 3.38%. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been lower by approximately $12,000 in fiscal 2002.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure, during the year ended October 31, 2003.

Item 9A.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Company will file its definitive Proxy Statement for its Annual
Meeting of Stockholders to be held on March 10, 2004 within the period required under the applicable rules of the Securities and Exchange Commission. The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name                          Age     Offices Held

Charles J. Urstadt            75      Chairman and Chief Executive Officer (since September 1989);
                                      Mr. Urstadt has been the Chairman of the
                                      Board of Directors since 1986, and a
                                      Director since 1975. Mr. Urstadt also
                                      serves as the Chairman of Urstadt Property
                                      Company, Inc. and has served in such
                                      capacity for more than five years.

Willing L. Biddle             42      President and Chief Operating Officer (since December 1996); Executive Vice
                                      President (March 1996 to December 1996); Senior Vice President - Management
                                      (June 1995 to March 1996); Vice President - Retail (April 1993 to June 1995);
                                      Vice President - Asset Management (April 1993 to June 1994).

James R. Moore                55      Executive Vice President and Chief Financial  Officer (since March 1996);  Senior
                                      Vice President and Chief Financial  Officer (1989 to 1996);  Treasurer  ( since December
                                      1987).  Secretary (1987-1999) Vice  President-Finance and Administration (1987 to
                                      1989).

Raymond P. Argila             55      Senior Vice President and Chief Legal Officer (since June 1990);  formerly Senior
                                      Counsel, Cushman & Wakefield, Inc. (1987 to 1990).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. A copy of this code of ethics can be found as Exhibit 14 to this Form 10-K. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC.

Item 11. Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual
Meeting of Stockholders to be held on March 10, 2004 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Company will file its definitive Proxy Statement for its Annual
Meeting of Stockholders to be held on March 10, 2004 within the period required under the applicable rules of the Securities and Exchange Commission . The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity
Compensation Plan Information" of such Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Company will file its definitive Proxy Statement for its Annual
Meeting of Stockholders to be held on March 10, 2004 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 10, 2004 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "Fees Billed by Independent Auditors" of such Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

A.       Financial Statements and Financial Statement Schedules

         1. Financial Statements --

         The consolidated financial statements listed in the accompanying index to financial statements on Page 23 are filed as part of this Annual Report.

         2. Financial Statement Schedules --

         The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 27. All other financial statement schedules are inapplicable.

B.       Reports on Form 8-K

         During the Company's fourth quarter, the Registrant filed the following Reports on Form 8-K with the Commission:

         A Current Report on Form 8-K dated September 10, 2003. Such report furnished under Item 12 a press release published by the Company on September 10, 2003 announcing its earnings for the third quarter of fiscal 2003.

C.       Exhibits.

         Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
(3)      Articles of Incorporation and By-laws.

         3.1 (a) Amended Articles of Incorporation of the Company, (incorporated by reference to Exhibit C of Amendment No. 1 to Registrant's Statement on Form S-4 (SEC File No. 333-19113)).

                  (b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated August 3, 1998 (SEC File No. 001-12803)).

                  (c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit A of Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated March 12, 1998 (SEC File No. 001-12803)).

(e) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 (SEC File No. 333-107803)).

         3.2 By-laws of the Company (incorporated by reference to Exhibit D of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (SEC File No. 333-19113).

(4)               Instruments Defining the Rights of Security Holders, Including
                  Indentures.

         4.1      Common Stock:  See Exhibits 3.1 (a)-(e) hereto.

         4.2      Series B Preferred Shares:  See Exhibits 3.1 (a)-(e), 10.13
                  - 10.15, 10.17 and 10.22 hereto.


         4.3 Series C Preferred Shares: See Exhibits 3.1 (a)-(e) and 10.23 hereto.

         4.4      Series A Preferred Share Purchase Rights:  See Exhibits 3.1
                  (a)-(d), 10.3 and 10.16 hereto.

(10) Material Contracts.

         10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)). (1)

         10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990 (SEC File No. 001-12803)). (1)

         10.3 Amended and Restated Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 31, 1998 (incorporated herein by reference to Exhibit 10-1 of the Registrant's Current Report on Form 8-K dated November 5, 1998 (SEC File No. 001-12803)).

         10.4 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond
                  P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991 (SEC File No. 001-12803)). (1)

         10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990 (SEC File No. 001-12803)). (1)

         10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991 (SEC File No. 001-12803)). (1)

         10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995 (SEC File No. 001-12803)). (1)

         10.6.2 Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options) (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). (1)

         10.6.3 Form of Supplemental Agreement with Stock Option Plan Participants (statutory options) (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No.
                  001-12803)). (1)

         10.7 Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (See File No. 333-64381).

         10.8 Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996 (SEC File No. 001-12803)). (1)

         10.10 Restricted Stock Plan (incorporated by reference to Exhibit B of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (SEC File No. 333-19113)). (1)

         10.10.1 Form of Supplemental Agreement with Restricted Stockholders (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). (1)

         10.11 Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998
                  (SEC File No. 001-12803)). (1)

         10.12 Purchase and Sale Agreement, dated September 9, 1998, by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Registrant, as purchaser (incorporated by reference to Exhibit 10 of the Registrant's Current Report on Form 8-K dated September 23, 1998 (SEC File No. 001-12803)).

         10.13 Subscription Agreement, dated January 8, 1998, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

         10.14 Registration Rights Agreement, dated January 8, 1998, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

         10.15 Waiver and Amendment of Registration Rights Agreement, dated as of April 16, 1999, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1999 (SEC File No. 001-12803)).

         10.16 Amendment to Shareholder Rights Agreement dated as of September 22, 1999 between the Company and the Rights Agent (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1999 (SEC File No. 001-12803)).

         10.17 Waiver and Amendment of Registration Rights Agreement dated as of September 14, 2001 by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2001 (SEC File No. 001-12803)).

         10.18 Amended and Restated Restricted Stock Award Plan effective December 9, 1999 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). (1)

         10.19 Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Registrant's
                  Annual Report on Form 10-K for the year ended October 31,
                  2000 (SEC File No. 001-12803)). (1)

         10.20 Promissory Note and Stock Pledge Agreement dated July 3, 2002 by Willing L. Biddle in favor of the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002
                  (SEC File No. 001-12803)). (1)

         10.21 Amended and Restated Restricted Stock Award Plan effective December 12, 2001 as approved by the Registrant's stockholders on March 13, 2002 (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002). (1)

         10.22 Amendment to Registration Rights Agreement dated as of December 31, 2001 by and among the Company and the Remaining Initial Purchasers (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002).

         10.23 Registration Rights Agreement dated as of May 29, 2003 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (SEC File No. 333-107803)).

(14)              Code of Ethics for Chief Executive Officer and Senior
                  Financial Officers

(21)              Subsidiaries.

        21.1      List of Company's subsidiaries

(23)              Consents of Experts and Counsel.

        23.1 The consent of Ernst & Young LLP to the incorporation by reference of its report included herein in the Company's Registration Statement is filed herewith as part of this report

        31.1 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J.Urstadt.

        31.2 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by James R.Moore.

(32) Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and James R. Moore.






(1) Management contract, compensatory plan or arrangement to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

                         URSTADT BIDDLE PROPERTIES INC.

Item 15a.               INDEX TO FINANCIAL STATEMENTS AND
---------               ----------------------------------
                          FINANCIAL STATEMENT SCHEDULES



                                                                        Page

Consolidated Balance Sheets at October 31, 2003 and 2002                  28

Consolidated Statements of Income for each of the
  three years in the period ended October 31, 2003                        29

Consolidated Statements of Cash Flows for each of the
  three years in the period ended October 31, 2003                        30

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended October 31, 2003        31

Notes to Consolidated Financial Statements                             32-42

Report of Independent Auditors                                            43

Schedule.

The following consolidated financial statement schedules of Urstadt Biddle
 Properties Inc. are included in Item 15(d):

III  Real Estate and Accumulated Depreciation - October 31, 2003          44

IV   Mortgage Loans on Real Estate - October 31, 2003                     46

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)
                                                                                                           October 31,
                                                                                                 --------------------------------
  ASSETS                                                                                                 2003              2002
                                                                                                         ----              ----

  Real Estate Investments:
      Core properties-- at cost, net of accumulated depreciation                                       $330,920          $252,711
      Non-core properties - at cost, net of accumulated depreciation                                     11,215            11,944
      Mortgage notes and other receivable                                                                 2,184             3,447
                                                                                                          -----             -----
                                                                                                        344,319           268,102

  Cash and cash equivalents                                                                              22,449            46,342
  Restricted cash                                                                                           516               514
  Short-term investments                                                                                  9,532            25,145
  Tenant receivables, net allowances of $1,369 and $1,169                                                 8,815             5,695
  Prepaid expenses and other assets                                                                       3,858             4,541
  Deferred charges, net of accumulated amortization                                                       3,229             3,294
                                                                                                          -----             -----
            Total Assets                                                                               $392,718          $353,633
                                                                                                        =======          ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Mortgage notes payable                                                                           $104,588          $106,429
      Accounts payable and accrued expenses                                                               2,743             1,021
      Deferred officers' compensation                                                                       401               287
      Other liabilities                                                                                   5,243             4,218
                                                                                                          -----             -----
           Total Liabilities                                                                            112,975           111,955
                                                                                                        -------           -------

  Minority Interests                                                                                      7,320             7,320
                                                                                                          -----             -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100 per share); 150,000 shares issued and outstanding                                             14,341            14,341
      8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100
      per share); 400,000 and -0- shares issued and outstanding                                          38,406                 -
                                                                                                         ------            ------

          Total Preferred Stock                                                                          52,747            14,341
                                                                                                         ------            ------

  Commitments and Contingencies

  Stockholders' Equity:
  Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                            -                -
      Common stock, par value $.01 per share; 30,000,000 shares authorized;
      6,817,771 and 6,578,572 issued and outstanding shares, respectively                                    68                66
      Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      18,548,453 and 18,449,472 issued and outstanding shares, respectively                                 185               185
      Additional paid in capital                                                                        258,296           254,266
      Cumulative distributions in excess of net income                                                  (33,611)          (30,487)
      Unamortized restricted stock compensation and officers notes receivable                            (5,262)           (4,013)
                                                                                                       ---------           -------

          Total Stockholders' Equity                                                                    219,676           220,017
                                                                                                        -------           -------
  Total Liabilities and Stockholders' Equity                                                           $392,718          $353,633
                                                                                                        =======          ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.


     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)
                                                                                              Year Ended October 31,
                                                                                  --------------------------------------------
                                                                                        2003            2002             2001
                                                                                        ----            ----             ----
Revenues
    Operating leases                                                                 $59,247         $42,206          $34,209
    Lease termination income                                                             80              765            1,137
    Interest and other                                                                 1,034           1,369              747
                                                                                       -----          ------           ------
                                                                                      60,361          44,340           36,093
                                                                                      ------          ------           ------

Operating Expenses
    Property expenses                                                                 17,805          12,781           11,502
    Interest                                                                           8,094           5,584            4,456
    Depreciation                                                                       9,919           7,547            6,697
    Amortization                                                                         469             517              871
    General and administrative expenses                                                3,154           2,836            2,484
    Directors' fees and expenses                                                         185             173              144
                                                                                      ------          ------           ------
                                                                                      39,626          29,438           26,154
                                                                                      ------          ------           ------

Operating Income                                                                      20,735          14,902            9,939

Equity in Earnings of Unconsolidated Joint Venture                                         -               -            3,864

Minority Interests in Results of Consolidated Joint Ventures                           (365)           (395)            (432)

Gains on Sales of Real Estate Investments                                                 -                -              316
                                                                                      ------          -------          ------

Net Income                                                                            20,370          14,507           13,687

    Preferred Stock Dividends                                                         (2,794)         (1,498)          (3,147)

    Excess of Carrying Value Over Cost to Repurchase Preferred Shares
                                                                                            -          3,071                -
                                                                                      ------          ------           ------

Net Income Applicable to Common and Class A Common  Stockholders                     $17,576         $16,080          $10,540
                                                                                     =======         =======          =======

Basic Earnings per Share:
Common                                                                                  $.67            $.80             $.91
                                                                                        ====            ====             ====
Class A Common                                                                          $.74            $.89            $1.01
                                                                                        ====            ====            =====

Diluted Earnings Per Share:
Common                                                                                  $.66            $.78             $.88
                                                                                        ====            ====             ====
Class A Common                                                                          $.73            $.87             $.97
                                                                                        ====            ====             ====

Dividends per share:
Common                                                                                  $.76            $.74             $.72
                                                                                        ====            ====             ====
Class A Common                                                                          $.84            $.82             $.80
                                                                                        ====            ====             ====

       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)
                                                                                           Year Ended October 31,
                                                                                  -------------------------------------------
                                                                                     2003             2002             2001
                                                                                     ----             ----             ----
   Operating Activities:
   Net income                                                                     $20,370          $14,507          $13,687
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                               10,388            8,064            7,568
       Amortization of restricted stock                                             1,105              942              769
       Recovery of investment in properties owned
          subject to financing leases                                                   -                -              191
       Equity in income of unconsolidated joint venture                                 -                -          (3,864)
       Minority interests                                                             365              395              432
       Gains on sales of real estate investments                                        -                -            (316)
       Increase in restricted cash                                                    (2)            (181)            (174)
       (Increase) decrease in tenant receivables                                  (3,120)          (1,871)               98
       Increase (decrease) in accounts payable and accrued expenses                   243          (1,649)            1,448
       Increase (decrease) in other assets and other liabilities, net               1,827          (1,675)            1,469
                                                                                   ------           ------           ------
      Net Cash Provided by Operating Activities                                    31,176           18,532           21,308
                                                                                   ------           ------           ------
   Investing Activities:
       Sales (purchases) of short term investments                                 15,613         (25,145)                -
       Acquisitions of properties                                                (83,485)         (34,785)          (5,606)
       Acquisition of minority interests                                                -          (1,258)          (1,013)
       Improvements to properties and deferred charges                            (2,844)          (2,814)         (11,695)
       Investment in unconsolidated joint venture                                       -                -            (480)
       Net proceeds from sales of properties                                            -              275            1,216
       Distributions to limited partners of consolidated joint venture              (365)            (395)            (432)
       Distributions received from unconsolidated joint venture                         -                -            6,544
       Payments to limited partners of unconsolidated joint venture                     -            (600)                -
       Payments received on mortgage notes and other receivables                    1,263               62               72
       Deposits on acquisitions of properties                                           -            (300)                -
                                                                                 --------         --------         --------
       Net Cash Used in Investing Activities                                     (69,818)         (64,960)         (11,394)
                                                                                 --------         --------         --------
   Financing Activities:
       Net proceeds from sale of Series C Preferred Stock                          38,406                -                -
       Sales of additional Common and Class A Common shares                         1,366           88,523           42,959
       Proceeds from mortgage notes  payable and bank loans                             -           17,200           26,250
       Payments on mortgage notes payable and bank loans                          (1,841)         (17,256)         (35,190)
       Dividends paid - Common and Class A Common shares                         (20,700)         (14,913)          (8,797)
       Dividends paid - Preferred Stock                                           (2,794)          (1,498)          (3,147)
       Purchases of Common and Class A Common  shares                                   -                -             (35)
       Repurchase of preferred shares                                                   -         (16,050)                -
       Repayments of notes from officers                                              312            3,017                -
                                                                                   ------           ------           ------

       Net Cash Provided by Financing Activities                                   14,749           59,023           22,040
                                                                                   ------           ------           ------

   Net (Decrease) Increase In Cash and Cash Equivalents                          (23,893)           12,595           31,954
   Cash and Cash Equivalents at Beginning of Year                                  46,342           33,747            1,793
                                                                                   ------           ------            -----

   Cash and Cash Equivalents at End of Year                                       $22,449          $46,342          $33,747
                                                                                  =======          =======          =======

        The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                    Common Stock      Class A Common Stock                                Unamortized
                                  -----------------   ---------------------                 (Cumulative   Restricted Stock
                                   Outstanding          Outstanding          Additional    Distribution   Compensation
                                     Number of      Par   Number of      Par    Paid In    In Excess of      and Notes
                                        Shares     Value     Shares     Value   Capital      Net Income     Receivable      Total
                                        ------     -----     ------     -----   -------      ----------     ----------      -----
Balances - October 31, 2000          5,557,387      $55   5,356,249       $54  $122,448       $(33,397)     $(1,979)      $87,181
Net income applicable to Common
   and Class A common                        -        -           -         -         -         10,540             -       10,540
stockholders
Cash dividends paid :
   Common stock ($.72 per share)             -        -           -         -         -        (4,487)             -      (4,487)
   Class A common stock ($.80
   per share)                                -        -           -         -         -        (4,310)             -      (4,310)
Sale of additional shares              200,000        2   4,805,000        48    42,521              -             -       42,571
Sale of additional shares under
  dividend reinvestment plan            18,652        -      23,257         -       343              -             -          343
Shares issued under restricted
stock                                   48,000        -      48,000         -       686              -         (686)            -
   Plan
Amortization of restricted stock
   Compensation                              -        -           -         -         -              -           769          769
Purchases of shares                      (900)        -     (2,800)         -      (35)              -              -         (35)
Exercises of stock options             419,000        5      24,859         -     3,043              -              -        3,048
Note from officer upon exercise
    Of stock options                         -        -           -         -         -              -         (3,003)      (3,003)
 Deemed repurchase of shares                          -   (654,546)       (6)    (6,243)             -              -       (6,249)
                                     ---------       --   ---------        --   -------        -------         -------      -------
Balances - October 31, 2001          6,242,139       62   9,600,019        96   162,763        (31,654)        (4,899)      126,368
Net income applicable to Common
   and Class A common                        -        -           -         -         -         16,080              -        16,080
stockholders
Cash dividends paid :
   Common stock ($.74 per share)             -        -           -         -         -         (4,750)             -       (4,750)
   Class A common stock ($.82
   per share)                                -        -           -         -         -        (10,163)             -      (10,163)
Sales of Class A common shares               -        -   8,749,222        88    87,835              -              -        87,923
Sales of additional shares under
  dividend reinvestment plan            14,296        -      19,494         -       364              -              -           364
Shares issued under restricted
stock plan                             110,375        2      43,425         1     1,577              -         (1,580)            -
Amortization of restricted stock
   compensation                              -        -           -         -         -              -             942          942
Exercises of stock options             211,762        2      37,312         -     1,727              -               -        1,729
Notes from officers upon exercises
    of stock options                         -        -           -         -         -              -          (1,493)     (1,493)
Repayment of notes  receivable
from officers                                -        -           -         -         -              -           3,017        3,017
                                     ---------       --  ----------       ---   -------         -------         ------      -------
Balances - October 31, 2002          6,578,572       66  18,449,472       185   254,266        (30,487)         (4,013)     220,017
Net income applicable to Common
   and Class A common                        -        -           -         -         -          17,576              -       17,576
stockholders
Cash dividends paid :
   Common stock ($.76 per share)             -        -           -         -         -          (5,135)             -      (5,135)
   Class A common stock ($.84
   per share)                                -        -           -         -         -         (15,565)             -     (15,565)
Sales of additional shares under
  dividend reinvestment plan            61,699        1      18,704         -     1,051               -              -        1,052
Shares issued under restricted
stock  plan                            159,500        1      56,200         -     2,665               -         (2,666)           -
Amortization of restricted stock
   compensation                              -        -           -         -         -               -          1,105        1,105
Exercises of stock options              18,000        -      24,077         -       314               -              -          314
Repayment of notes receivable
from officers                                -        -           -         -         -               -            312          312
                                     ---------      ---  ----------      ----  --------        --------        --------    --------
                                     6,817,771      $68  18,548,453      $185  $258,296        $(33,611)       $(5,262)    $219,676
                                     =========      ===  ==========      ====  ========        =========       ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2003, the Company owned or had interests in 30 properties containing a total of 3.4 million square feet of leasable area.

Principles of Consolidation and Use of Estimates
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. Since the Company has operating control over the joint ventures, the joint ventures are consolidated into the consolidated financial statements of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT, that among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed. The Company believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2003 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Depreciation and Amortization
The Company uses the straight-line method for depreciation and amortization. Core and non-core properties are depreciated over the estimated useful lives of the properties, which range from 30 to 40 years. Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years. Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years. Tenant improvements are amortized over the life of the related leases.

Deferred Charges
Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the tenant leases and financing fees, which are amortized over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $1,729,000 and $1,485,000 as of October 31, 2003 and 2002,
respectively.

Real Estate Investment Impairment
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows, (undiscounted and without interest), expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value less costs to sell. It is the Company's policy to reclassify properties as assets to be disposed of upon determination that such properties will be sold within one year.

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

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2003 and 2002, approximately $6,372,000 and $3,743,000 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating cost recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the related expenses are incurred. Lease termination fees received by the Company from its tenants are recognized as income in the period received. Interest income is recognized as it is earned. Gains and losses on sales of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2003 and 2002, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $1,369,000 and $1,169,000, respectively.

Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents.

Restricted Cash
Restricted cash consists of those tenant security deposits which are required to be held in separate bank accounts.

Short-Term Investments
Short-term investments consist of investments with original maturities of greater than three months when purchased and are carried at fair value (which approximates cost plus accrued interest). At October 31, 2003 and 2002, short-term investments consists principally of shares of a mutual fund which invests primarily in fixed income securities with an average duration of between three and thirteen months.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, rent receivable, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments. The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2003 and 2002, the estimated aggregate fair value of the mortgage notes and other receivable was $2,161,000 and $3,542,000, respectively.

The estimated fair value of mortgage notes payable was $114,000,000 and $118,000,000 at October 31, 2003 and 2002, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage loans receivable and tenant receivables. The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions. Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space.

Earnings Per Share
The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("EPS") excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted number of Common shares and Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company. Since the cash dividends declared on the Company's Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the "two-class" method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                       2003         2002         2001
                                                                                       ----         ----         ----
Numerator
Net income applicable to common stockholders - basic                                 $4,171       $4,880       $5,326
Effect of dilutive securities:
  Operating partnership units                                                           151          160         (32)
                                                                                     ------       ------       ------
Net income applicable to common stockholders - diluted                               $4,322       $5,040       $5,294
                                                                                     ======       ======       ======
Denominator
Denominator for basic EPS-weighted average common shares                              6,259        6,089        5,881
Effect of dilutive securities:
  Stock options and awards                                                              252          288          157
Operating partnership units                                                              55           55            -
                                                                                      -----        -----        -----
Denominator for diluted EPS - weighted average common
  equivalent shares                                                                   6,566        6,432        6,038
                                                                                      =====        =====        =====
Numerator
Net income applicable to Class A common stockholders-basic                          $13,405      $11,200       $5,214
Effect of dilutive securities:
  Operating partnership units                                                           215          202          246
                                                                                    -------      -------       ------
Net income applicable to Class A common stockholders - diluted                      $13,620      $11,402       $5,460
                                                                                    =======      =======       ======
Denominator
Denominator for basic EPS - weighted average Class A common shares                   18,200       12,615        5,182
Effect of dilutive securities:
  Stock options and awards                                                              210          211          135
  Operating partnership units                                                           310          310          289
                                                                                     ------       ------        -----
Denominator for diluted EPS - weighted average Class A common
  equivalent shares                                                                  18,720       13,136        5,606
                                                                                     ======       ======        =====

The weighted average Common equivalent shares and Class A common equivalent shares for the year ended October 31, 2001 exclude 54,553 Common and 54,553 Class A Common partnership units that are exchangeable into shares. These shares were not included in the calculation of diluted EPS because the effect would be anti-dilutive.

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.

Recently Issued Accounting Pronouncement
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which explains how to identify variable interest entities ("VIE") and assess whether to consolidate such entities. The provisions of this interpretation are effective immediately for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. Management does not believe that the adoption of this pronouncement will have a material effect on its operations or financial position.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement"). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders interests upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

In November 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 which apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has one finite life joint venture which contains a mandatorily redeemable non-controlling interest. At October 31, 2003 the estimated fair value of the minority interest was approximately $2.4 million. The joint venture has a termination date of December 31, 2097.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for stock options granted under the plan. Had compensation cost for stock options granted been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the effect on the Company's net income and earnings per share in each of the three years ended October 31, 2003 would have been immaterial.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2003 and 2002 (in thousands):

                                Core        Non-core        Mortgage Notes       2003       2002
                          Properties      Properties         Receivables       Totals     Totals
------------------------------------------------------------------------------------------------
Retail                      $322,734          $1,830                $2,184   $326,748   $249,751
Office                         7,882           7,821                     -     15,703     16,263
Industrial                         -           1,564                     -      1,564      1,784
Undeveloped Land                 304               -                     -        304        304
                            --------         -------                ------    -------   --------
                            $330,920         $11,215                $2,184    344,319   $268,102
                            ========         =======                ======    =======   ========

The Company's investments at October 31, 2003, consisted of equity interests in 30 properties, which are located in various regions throughout the United States and mortgage notes. The Company's primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties. As a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations. The following is a summary of the geographic locations of the Company's investments at October 31, 2003 and 2002 (in thousands):

                                                                                   2003               2002
----------------------------------------------------------------------------------------------------------
Northeast                                                                      $331,608           $253,432
Southeast                                                                             -              1,196
Midwest                                                                           8,704              9,048
Southwest                                                                         4,007              4,426
                                                                               --------           --------
                                                                               $344,319           $268,102
                                                                               ========           ========


(3) CORE PROPERTIES

The components of core properties were as follows (in thousands):

                                                                                   2003               2002
----------------------------------------------------------------------------------------------------------
Land                                                                            $69,756            $53,021
Buildings and improvements                                                      304,985            236,362
                                                                                -------            -------
                                                                                374,741            289,383
Accumulated depreciation                                                       (43,821)           (36,672)
                                                                               --------           --------
                                                                               $330,920           $252,711
                                                                               ========           ========

Space at the Company's core properties is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases become due as follows: 2004 -$41,343,000; 2005 - $38,672,000; 2006 - $36,745,000; 2007 -
$34,556,000; 2008 - $31,946,000 and thereafter - $151,909,000.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were approximately $60,000, $47,000, and $70,000, in 2003, 2002 and 2001, respectively.

Owned Properties

In fiscal 2003, the Company acquired four properties consisting of the Westchester Pavilion in White Plains, New York, a 185,000 square foot property for $39.9 million, seven retail building units totaling 135,000 square feet in The Somers Commons in Somers, New York, for $21.65 million, the Orange Meadows Shopping Center in Orange, Connecticut, a 78,000 square foot property for $11.3 million, and the Greens Farms Plaza, in Westport, Connecticut, a 38,000 square foot property for $10.1 million.

In connection with the purchase of Orange Meadows, the Company has agreed to pay the seller approximately $1.5 million as additional purchase price pursuant to an agreed formula, which amount is included in Accounts Payable in the accompanying consolidated balance sheet at October 31, 2003.

In fiscal 2002, the Company acquired the Airport Plaza shopping center in Danbury, Connecticut for $7.0 million subject to a first mortgage loan of $2.0 million at a fixed interest rate of 8.375%. The assumption of the first mortgage represents a non-cash financing activity and is therefore not included in the accompanying 2002 consolidated statement of cash flows.

In fiscal 2001, the Company purchased two properties consisting of an office property in Greenwich, Connecticut and a 38,000 square foot shopping center in Westchester County, New York for a total purchase price of $9.5 million. In connection with the acquisition of the shopping center, the Company assumed a first mortgage of $4.2 million. The assumption of the first mortgage represents a non-cash financing activity and is therefore not included in the accompanying 2001 consolidated statement of cash flows.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets, (consisting of land, buildings and building improvements) and identified intangible assets and liabilities, (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141 "Business Combinations". The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant". The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

As of October 31, 2003, as a result of its evaluations, the Company has allocated $192,000 to an asset and $560,000 to a liability associated with the net fair value assigned to the acquired leases at the properties.

The Company is currently in the process of analyzing the fair value of in-place leases for the acquisition of the Somers Commons property, and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

Consolidated Joint Ventures

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

The Company is the general partner in an entity that owns the Arcadian Shopping Center in Briarcliff Manor, New York. The limited partners contributed the property, subject to a $6.3 million first mortgage, in exchange for partnership units (PU's) of the entity. The PU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock. The limited partners are entitled to preferential distributions of cash flow from the property and may put their partnership interests to the Company for cash or Class A Common Stock of the Company at a unit price as defined in the partnership agreement. The Company, at its option, may redeem the limited partners' interest for cash. In fiscal 2001, the Company redeemed, at net book value, 127,548 PU's for cash of $1.0 million. At October 31, 2003 and 2002 there were 255,097 PU's outstanding.

The Company has a 90% general partner interest in a partnership that owns the Ridgeway Shopping Center in Fairfield County, Connecticut. The partnership acquired the property in fiscal 2002, subject to a $57.4 million first mortgage. The partners receive an annual cash preference payable from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any. The limited partners' cash preferences are paid after the general partner's preferences are satisfied. The balance of available cash, if any, is distributed in accordance with the respective partners' interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners' interests. The partners are not obligated to make any additional capital contributions to the partnership. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 for a period of five years ending in June 2007. The assumption of the first mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2002 consolidated statement of cash flows.

The limited partnership interests are reflected in the accompanying consolidated financial statements as Minority Interests.

 (4) NON-CORE PROPERTIES

The Board of Directors has authorized a plan to sell all of the non-core properties of the Company over a period of several years. At October 31, 2003, the non-core properties consist of two distribution and service properties, one office building and one retail property located outside of the Northeast region of the United States.

The components of non-core properties were as follows (in thousands):

                                                                                 2003                  2002
-----------------------------------------------------------------------------------------------------------
Land                                                                           $1,943                $1,943
Buildings and improvements                                                     19,433                19,321
                                                                               ------                ------
                                                                               21,376                21,264
Accumulated depreciation                                                     (10,161)               (9,320)
                                                                             --------               -------
                                                                              $11,215               $11,944
                                                                              =======               =======

Minimum rental payments on non-cancelable operating leases of the non-core properties become due as follows: 2004 - $4,257,000; 2005 - $4,332,000; 2006 -
$4,408,000; 2007 - $4,156,000; 2008 - $1,376,000 and thereafter $2,170,000.


Sales of Properties
In fiscal 2002, the Company sold undeveloped land for a net loss on sale of $6,200.

In fiscal 2001, the Company sold a non-core property for $100,000. There was no gain or loss on the sale. The Company also sold undeveloped land for a net gain on the sale of the property of $316,000.

The operating income of the properties sold during each of the years ended October 31, 2002 and 2001 was less than 1% of the consolidated operating income in each of the years then ended.

In fiscal 2001, the Company had a general partner interest in the Countryside Square Limited Partnership (the "Partnership"), an unconsolidated joint venture, which owned the Countryside Square Shopping Center in Clearwater, Florida. The Company accounted for its investment in the partnership by the equity method of accounting. Under the equity method, only the Company's share of income or loss of the partnership is reflected in the financial statements. During fiscal 2001, the property was sold and the partnership liquidated. Accordingly, through the date of sale, the Company recorded $3,864,000 as its proportionate share of the income of the joint venture including earnings from the sale of the property.


(5) MORTGAGE NOTES AND OTHER RECEIVABLE

The components of the mortgage notes and other receivable at October 31, 2003 and 2002 were as follows (in thousands):

                                                                                             2003        2002
-------------------------------------------------------------------------------------------------------------
Mortgage notes receivable:
                 Remaining principal balance                                               $2,577      $2,685
                 Unamortized discounts to reflect market interest rates
                 at time of acceptance of notes                                             (393)       (434)
                                                                                            -----       -----
                                                                                            2,184       2,251
Other receivable                                                                                -       1,196
                                                                                           ------       -----
                                                                                           $2,184      $3,447

Mortgage notes receivable consist of two fixed rate mortgages with contractual interest rates of 9% and 12% which are secured by commercial property.

At October 31, 2003, principal payments on the mortgage notes receivable become due as follows: 2004 - $119,000; 2005 - $130,000; 2006 - $142,000; 2007 -
$156,000; 2008 - $170,000 and thereafter - $1,860,000.

(6)  MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At October 31, 2003, the Company had ten non-recourse first mortgage notes payable totaling $104,588,000 ($106,429,000 at October 31, 2002) due in
installments over various terms extending to fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $167,000,000 as of October 31, 2003.

Scheduled principal payments during the next five years and thereafter are as follows: 2004 - $1,985,000; 2005 - $2,139,000; 2006 - $8,927,000; 2007 -
$11,225,000; 2008 - $53,261,000 and thereafter - $27,051,000.

At October 31, 2003, the Company had a secured revolving line of credit with a bank, which allows for borrowings up to $18.125 million. The agreement, which expires in October 2005, is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + .5% or LIBOR + 1.5%. The Company can elect a fixed rate option at any time prior to the last year of the agreement. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. At October 31, 2003 and 2002, the Company had no outstanding borrowings under this revolving credit agreement. The Company pays annual fees of .25% on the unused portion of this credit facility.

The Company also has a $20 million unsecured line of credit arrangement with the same bank. The line of credit expires in fiscal 2004 and, is available to acquire real estate, refinance indebtedness and for working capital needs. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings bear interest at the prime rate + .5% or LIBOR + 2.5%. The Company pays an annual fee of .25% on unused amounts. There were no borrowings outstanding under this line of credit at October 31, 2003 and 2002.

Interest paid for the years ended October 31, 2003, 2002, and 2001 was $8,094,000, $5,584,000 and $4,456,000, respectively.

(7) PREFERRED STOCK

The 8.99% Series B Senior Cumulative Preferred Stock ("Series B Preferred Stock") has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into other securities or property of the Company. On or after January 8, 2008, the Company at its option may redeem the Series B Preferred Stock, in whole or in part, at a redemption price of $100 per share, plus all accrued dividends. Upon a change in control of the Company (as defined), (i) each holder of Series B Preferred Stock shall have the right, at such holder's option, to require the Company to repurchase all or any part of such holder's Series B Preferred Stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends, and (ii) the Company shall have the right, at the Company's option, to redeem all or any part of the Series B Preferred Stock at (a) prior to January 8, 2008, the Make-Whole Price (as defined) and (b) on or subsequent to January 8, 2008, the redemption price of $100 per share, plus all accrued and unpaid dividends. Holders of the Series B Preferred Stock are entitled to receive cumulative preferential cash dividends equal to 8.99% per annum, payable quarterly in arrears and subject to adjustments under certain circumstances.

In fiscal 2003, the Company sold 400,000 shares of 8.50% Series C Senior Cumulative Preferred stock, ("Series C Preferred Stock") for net proceeds of $
38.4 million. The Series C Preferred Stock has no stated maturity and is not convertible into other securities of the Company. On or after May 29, 2013, the Series C Preferred Stock may be redeemed by the Company, at its option, at a redemption price of $100 per share.

The Series B Preferred Stock and Series C Preferred Stock contain covenants, which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at October 31, 2003 and 2002.

In fiscal 2002, the Company repurchased 200,000 shares of its Series B Preferred Stock for $16,050,000 in a negotiated transaction with a holder of the preferred shares. The Company recorded the excess of the carrying value over the cost to repurchase the preferred shares of $3,071,000 as an increase in net income applicable to Common and Class A Common stockholders.

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

The Company has a Dividend Reinvestment and Share Purchase Plan that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. The Company issued 61,699 shares of Common Stock and 18,704 shares of Class A Common Stock in fiscal year ended October 31, 2003 (14,296 shares of Common Stock and 19,494 shares of Class A Common Stock in fiscal year ended October 31, 2002) through the Plan.

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

The Company's articles of incorporation provide that if any person acquires more than 7.5% of the aggregate value of all outstanding stock, except, among other reasons, as approved by the Board of Directors, such shares in excess of this limit shall automatically be exchanged for an equal number of shares of Excess Stock. Excess Stock has limited rights, may not be voted and is not entitled to any dividends.

(9) STOCK OPTION AND OTHER BENEFIT PLANS

The Company has a stock option plan whereby 824,093 Common shares and 743,003 Class A Common shares are reserved for issuance to key employees and non-employee Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant.

A summary of stock option transactions during the periods covered by these financial statements is as follows:

Year ended October 31                       2003                     2002                      2001
---------------------                 -------------------    -------------------       ---------------------

                                                Weighted                Weighted                   Weighted
                                       Number   Average      Number      Average       Number       Average
                                         of     Exercise       of       Exercise         of        Exercise
Common Stock:                          Shares    Prices      Shares      Prices        Shares       Prices
                                       ------    ------      ------      ------        ------       ------

Balance at beginning of period         91,570       $7.50     315,060        $7.00       739,958        $6.91
Granted                                   -             -           -            -             -            -
Exercised                             (18,000)      $7.22   (211,762)        $6.88     (419,000)        $6.83
Canceled/Forfeited                    (17,694)      $7.44    (11,728)        $7.03       (5,898)        $7.54
                                     ---------              --------                    -------
Balance at end of period               55,876       $7.62      91,570        $7.50       315,060        $7.00
Exercisable                            55,876                  91,570                    222,060

Class A Common Stock:

Balance at beginning of period         66,810       $7.71     314,605        $7.50       739,464        $7.48
Granted                                   -             -           -            -             -            -
Exercised                             (24,077)      $7.61    (37,312)        $7.26      (24,859)        $7.38
Canceled/Forfeited                        -             -   (210,483)        $7.16     (400,000)        $7.13
                                      --------               ---------                 ---------
Balance at end of period               42,733       $7.83      66,810        $7.71       314,605        $7.50
Exercisable                            42,733                  66,810                    221,605

At October 31, 2003, exercise prices of shares of Common Stock and Class A Common Stock under option ranged from $6.60 to $9.03, for the Common Stock and $6.65 to $9.09, for the Class A Common Stock. Option expiration dates range for both classes of stock from April 2004 through April 2009 and the weighted average remaining contractual life of these options is 3.5 years.

As of October 31, 2003, outstanding options to acquire approximately 21,000 shares each of Common Stock and Class A Common stock permit the optionee to elect to receive either shares of Common stock, Class A Common Stock or a combination of both. Upon an election to exercise shares of a class of common stock by the optionee, a comparable number of shares of the class of common stock not elected by such optionee are deemed cancelled and no longer available for future grants.

In connection with the exercise of stock options certain officers of the Company executed full recourse promissory notes equal to the purchase price of the shares. At October 31, 2003, notes from officers totaled $1,434,000 ($1,746,000 at October 31, 2002). The notes have 10-year terms and bear fixed rates of interest ranging from 6.8% to 8%. The shares are pledged as additional collateral for the notes. Interest is payable quarterly. The exercise of the stock options and the issuance of the notes represent non-cash financing activities and are therefore not included in the accompanying consolidated statements of cash flows.

The Company has a restricted stock plan for key employees and directors of the Company. The plan authorizes grants of restricted stock of up to 1,050,000 shares (350,000 shares each of Common Stock and Class A Common Stock and 350,000 shares which, at the discretion of the Company's compensation committee, may be awarded in any combination of Common stock or Class A Stock). As of October 31, 2003, the Company has awarded 509,500 shares of Common Stock and 242,500 shares of Class A Common Stock to participants as an incentive for future services. The shares vest between five and ten years after the date of grant. At October 31, 2003, 13,250 shares each of Common Stock and Class A Common Stock were vested (3,500 shares each of Common and Class A Common Stock at October 31, 2002). Dividends on vested and non-vested shares are paid as declared. The market value of shares awarded has been recorded as unamortized restricted stock compensation. Unamortized restricted stock compensation is charged to expense over the respective vesting periods. For the years ended October 31, 2003, 2002 and 2001 amounts charged to expense totaled $1,105,000, $942,000 and $769,000, respectively.

The Company has a profit sharing and savings plan (the "401K Plan"), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended October 31, 2003, 2002 and 2001, the Company made contributions to the

401K Plan of $95,000, $93,000 and $88,000, respectively. The Company also has an Excess Benefits and Deferred Compensation Plan that allow eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

(10) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the years ended October 31, 2003 and 2002 adjusted to give effect to the acquisitions of the Ridgeway Shopping Center, (June 2002) Westchester Pavilion (December 2002), Orange Meadows Shopping Center (December 2002), Greens Farms Plaza (February
2003), and Somers Commons (June 2003) as though these transactions were completed on November 1, 2001. The pro forma information also gives effect to the issuance of 8,050,000 shares of Class A Common stock (July 2002) and 400,000 shares of Series C Preferred Stock (May 2003) as though these transactions were also completed on November 1, 2001.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of November 1, 2001, nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

                                                                                           Year Ended October 31,
                                                                                           ----------------------
                                                                                               2003             2002
                                                                                               ----             ----
Pro forma revenues:                                                                         $63,302          $61,442
Pro forma net income applicable to Common
       And Class A Common Stockholders:                                                     $17,064          $18,526

Pro forma basic shares outstanding:
      Common and Common Equivalent                                                            6,259            6,089
                                                                                              =====            =====
      Class A Common and Class A Common Equivalent                                           18,200           18,097
                                                                                             ======           ======
Pro forma diluted shares outstanding:
      Common and Common Equivalent                                                            6,566            6,432
                                                                                              =====            =====
      Class A Common and Class A Common Equivalent                                           18,720           18,618
                                                                                             ======           ======

Pro forma earnings per share:
       Basic:
       Common                                                                                  $.65             $.71
                                                                                               ====             ====
       Class A Common                                                                          $.72             $.79
                                                                                               ====             ====
       Diluted:
       Common                                                                                  $.64             $.70
                                                                                               ====             ====
       Class A Common                                                                          $.71             $.77
                                                                                               ====             ====


 (11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2003 and 2002 are as follows (in thousands, except per share data):

                                           Year Ended October 31, 2003                  Year Ended October 31, 2002
                                           ---------------------------                  ---------------------------
                                                  Quarter Ended                                Quarter Ended
                                                  -------------                                -------------
                                      Jan 31      Apr 30    July 31     Oct 31      Jan 31      Apr 30   July 31     Oct 31
                                      ------      ------    -------     ------      ------      ------   -------     ------

Revenues                             $13,681     $15,027    $15,413    $16,240     $10,014      $9,971   $11,223    $13,132
                                     =======     =======    =======    =======     =======      ======   =======    =======

Net Income                            $4,197      $4,870     $5,459     $5,844      $3,508      $3,368    $3,295     $4,336

Preferred Stock Dividends              (337)       (337)      (932)    (1,188)       (487)       (337)     (337)      (337)
Excess of Carrying Value Over
    Cost to Repurchase Preferred
    Shares                                -            -          -          -       3,071           -         -          -
                                     -------      -------    -------   -------      ------       -----     -----      ------

Net Income Applicable to
    Common and Class A
    Common Stockholders               $3,860      $4,533     $4,527     $4,656      $6,092      $3,031    $2,958     $3,999
                                      ======      ======     ======     ======      ======      ======    ======     ======

Basic Earnings per Share:
Common                                  $.15        $.17       $.17       $.18        $.36        $.18      $.15       $.15
Class A Common                          $.16        $.19       $.19       $.19        $.40        $.20      $.17       $.17

Diluted Earnings per Share:
Common                                  $.15        $.17       $.17       $.17        $.35        $.17      $.15       $.15
Class A Common                          $.16        $.19       $.19       $.19        $.38        $.19      $.16       $.17


(12)  COMMITMENTS AND CONTINGENCIES

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

REPORT OF INDEPENDENT AUDITORS
To the Board of Directors and Stockholders of Urstadt Biddle Properties Inc.:

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholders' equity for each of the two years in the period ended October 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of Urstadt Biddle Properties Inc. as of October 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules listed in the Index at Item 15 (a) in their report dated December 12, 2001.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                              /s/  ERNST & YOUNG LLP


New York, New York
December 10, 2003

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2003
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------
       COL. A    COL. B    COL. C          COL. D                     COL. E                    COL. F       COL.G/H    COL.I
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Life on which
                                                 Cost Capitalized                                                  depreciation for
                                  Initial           Subsequent                   Amount at which           building and improvement
                             Cost to Company      to Acquisition              Carried at Close of Period                  in latest
                              ---------------   ---------------------      ---------------------------------                 income
                                                                                                Accumulated  Date      statement is
  Description                      Building &   Carrying   Building &         Building &        Depreciation constructed   computed
  and Location   Encumbrances Land Improvements  Costs   Improvements  Land  Improvements  TOTAL   (Note(b))  Acquired     (Note(c))
  -------------- ------------ ---- ------------  -----   ------------  ----  ------------  -----   ---------  ---------     -------
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT         **     $708   $1,641       $ -        $26        $708   $1,667       $2,375  $ 106       2001        31.5
Greenwich, CT         **      488    1,139         -         61         488    1,200        1,688    103       2000        31.5
Greenwich, CT         **      570    2,359         -        180         570    2,539        3,109    354       1998        31.5
Greenwich, CT         **      199      795         -         29         199      824        1,023    146       1993        31.5
Greenwich, CT         **      111      444         -         22         111      466          577    180       1993        31.5
Southfield, MI        **    1,000   10,280         -      4,013       1,000   14,293       15,293  7,472       1983        35.0
                    -----   -----   ------        ---     -----       -----   ------       ------  -----
                    5,800   3,076   16,658         -      4,331       3,076   20,989       24,065  8,361
                    -----   -----   ------        ---     -----       -----   ------       ------  -----
Shopping Centers:
Somers, NY              -   4,345   17,378         -          -       4,345   17,378       21,723    149       2003        39.0
Westport, CT            -   2,076    8,305         -        189       2,076    8,494       10,570    162       2003        39.0
White Plains, NY        -   8,065   32,258         -        160       8,065   32,418       40,483    689       2003        39.0
Orange, CT              -   2,291   10,438         -          2       2,291   10,440       12,731    224       2003        39.0
Stamford, CT       56,266  17,965   71,859         -        226      17,965   72,085       90,050  2,632       2002        39.0
Danbury, CT         1,930   2,459    4,566         -          -       2,459    4,566        7,025    195       2002        39.0
Briarcliff, NY      3,957   2,222    5,185         -         19       2,222    5,204        7,426    300       2001        40.0
Somers, NY          6,101   1,834    7,383         -         27       1,834    7,410        9,244    981       1999        31.5
Briarcliff, NY      5,516   2,300    9,708         -      1,694       2,300   11,402       13,702  1,453       1998        40.0
Ridgefield, CT          -     900    3,793         -        582         900    4,375        5,275    767       1998        40.0
Darien, CT         13,911   4,260   17,192         -        601       4,260   17,793       22,053  2,348       1998        40.0
Eastchester, NY     4,503   1,500    6,128         -        718       1,500    6,846        8,346    955       1997        31.0
Tempe, AZ               -     493    2,284         -      1,079         493    3,363        3,856  2,026       1996        40.0
Danbury, CT    *        -   3,850   15,811         -      4,020       3,850   19,831       23,681  4,226       1995        31.5
Carmel, NY          4,840   1,488    5,973         -      1,813       1,488    7,786        9,274  1,752       1995        31.5
Farmingdale, NY         -   1,027    4,174         -        150       1,027    4,324        5,351  1,438       1993        31.5
Meriden, CT             -   5,000   20,309         -      6,318       5,000   26,627       31,627  7,852       1993        31.5
Somers, NY          1,764     821    2,600         -          -         821    2,600        3,421    758       1992        31.5
Wayne, NJ      *        -   2,492    9,966         -        399       2,492   10,365       12,857  2,933       1992        31.0
Newington, NH           -     728    1,997         -      3,752         728    5,749        6,477  3,080       1979        40.0
Springfield, MA         -   1,372    3,656       307     15,165       1,679   18,821       20,500  9,184       1970        40.0
                   ------   -----   ------       ---      -----       -----   ------       ------  -----
                   98,788  67,488  260,963       307     36,914      67,795  297,877      365,671 44,104
                   ------  ------  -------       ---     ------      ------  -------      ------- ------
Industrial Distribution Center
Dallas, TX              -    216       844         -          -         216      844        1,060    379       1970        40.0
St.Louis,MO             -    232       933         -          -         232      933        1,165    284       1970        40.0
                       ---   ---     -----        ---        ---        ---    -----        -----    ---
                        -    448     1,777         -          -         448    1,777        2,225    663
                       ---   ---     -----        ---        ---        ---    -----        -----    ---
Mixed Use Facility: Retail/Office:
Briarcliff, NY          -    380     1,531         -      2,245         380    3,776        4,156    854       1999        40.0
                       ---   ---     -----        ---     -----         ---    -----        -----  -----
                        -    380     1,531         -      2,245        380    3,776        4,156    854
                       ---   ---     -----        ---     -----         ---    -----       ------  -----

Total             $104,588 $71,392 $280,929     $307   $43,490     $71,699 $324,419      $396,117 $53,982
                   ======= ======= ========       ===   =======     ======= ========      ======== =======

* Properties secure a $18.125 million secured revolving credit line. At October 31, 2003 there were no outstanding borrowings.
**Properties are cross collateralized for a mortgage in the amount of $5,800 at October 31, 2003.


URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2003
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

---------------------------------------------------------------------- ------------ ------------ ------------




NOTES:                                                                        2003         2002         2001
                                                                              ----         ----         ----

(a) RECONCILIATION OF REAL ESTATE -
OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year                                              $310,646     $211,636     $192,233
Property improvements during the year                                        2,393        2,406       10,167
Property acquired during the year                                           84,964       98,867        9,758
Property sold during the year                                                  ---        (275)         (800)
Property reclassed from financing leases                                       ---          ---        2,252
Property assets fully written off                                          (1,886)      (1,988)      (1,974)
                                                                           -------      -------      -------
Balance at end of year                                                    $396,117     $310,646     $211,636
                                                                          ========     ========     ========


(b) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                               $45,993      $40,446      $35,768
Provision during the year charged to income                                  9,875        7,535        6,652
Property assets fully written off                                          (1,886)      (1,988)      (1,974)
                                                                           -------      -------      -------
Balance at end of year                                                     $53,982      $45,993      $40,446
                                                                           =======      =======      =======




(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.

(d) The aggregate cost basis for Federal income tax purposes at October 31, 2003 is $416,398.

(e) The depreciation provision represents the expense calculated on real property only.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31 2003
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

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

I.  FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):
--------------------------------------------------------------------


Retail Store:
  Erie, PA                        9%        14%   1-Jul-13    Payable in monthly installments of
                                                              Principal and Interest of $10,787.             $841             $688

Retail Store:
  Riverside, CA                   9%        12%   15-Jan-13   Payable in quarterly installments of
                                                              Principal and Interest of  $54,313.           1,736            1,496
                                                                                                            ----------------------
TOTAL MORTGAGE LOANS ON REAL ESTATE                                                                        $2,577           $2,184
                                                                                                            ----------------------


         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                URSTADT BIDDLE PROPERTIES INC.



                                By: /S/ Charles J. Urstadt
                                ------------------------------------
                                Charles J. Urstadt
                                Chairman and Chief Executive Officer








Dated: January 26, 2004

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.



/S/ Charles J. Urstadt                                  January 26, 2004
------------------------------
Charles J. Urstadt
Chairman and Director
(Principal Executive Officer)


/S/ Willing L. Biddle                                   January 26, 2004
---------------------------
Willing L. Biddle
President and Director


/S/ James R. Moore                                      January 26, 2004
--------------------------
James R. Moore
Executive Vice President -
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


/S/ E. Virgil Conway                                     January 26, 2004
---------------------------
E. Virgil Conway
Director

/S/ Robert R. Douglass                                    January 26, 2004
--------------------------
Robert R. Douglass
Director

/S/ Peter Herrick                                         January 26, 2004
-------------------------------
Peter Herrick
Director

/S/ George H.C. Lawrence                                  January 26, 2004
------------------------
George H. C. Lawrence
Director

/S/ Charles D. Urstadt                                    January 26, 2004
-----------------------------
Charles D. Urstadt
Director

/S/ George J. Vojta                                       January 26, 2004
--------------------------------
George J. Vojta
Director



                                       48
<