Form 10-Q
period 2004-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2004-03-12
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No

As of March 8, 2004, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 7,038,435 Common Shares, par value $.01 per share and 18,611,534 Class A Common Shares, par value $.01 per share


THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 20 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 20 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - January 31, 2004 and October 31, 2003.

         Consolidated Statements of Income -Three months ended January 31, 2004 and 2003.

         Consolidated Statements of Cash Flows - Three months ended January 31, 2004 and 2003.

         Consolidated Statements of Stockholders' Equity - Three months ended January 31, 2004.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES


       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                       January       October 31
  ASSETS                                                                                                2004            2003
                                                                                                        ----            ----
                                                                                                    (unaudited)
  Real Estate Investments:
      Core properties-- at cost, net of accumulated depreciation                                       $329,071         $330,920
      Non-core properties - at cost, net of accumulated depreciation                                     10,961           11,215
      Mortgage notes receivable                                                                           2,166            2,184
                                                                                                          -----            -----
                                                                                                        342,198          344,319

  Cash and cash equivalents                                                                              28,452           22,449
  Restricted cash                                                                                         1,102            1,098
  Marketable securities                                                                                   2,014            9,532
  Tenant receivables, net allowances of $1,509 and $1,369                                                10,064            8,815
  Prepaid expenses and other assets                                                                       4,940            3,276
  Deferred charges, net of accumulated amortization                                                       3,258            3,229
                                                                                                          -----            -----
            Total Assets                                                                               $392,028         $392,718
                                                                                                       ========          =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Mortgage notes payable                                                                           $104,106         $104,588
      Accounts payable and accrued expenses                                                               1,892            2,743
      Deferred officers' compensation                                                                       441              401
      Other liabilities                                                                                   4,653            5,243
                                                                                                          -----            -----
           Total Liabilities                                                                            111,092          112,975
                                                                                                        -------          -------

  Minority Interests                                                                                      7,320            7,320
                                                                                                          -----            -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100 per
     share); 150,000 shares issued and outstanding                                                       14,341           14,341
     8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference
      of $100 per share); 400,000 issued and outstanding                                                 38,406           38,406
                                                                                                         ------           ------
          Total Preferred Stock                                                                          52,747           52,747
                                                                                                         ------           ------

  Commitments and Contingencies

  Stockholders' Equity:
  Excess stock, par value $.01 per share; 10,000,000 shares authorized;
     none issued and outstanding                                                                              -                -
  Common stock, par value $.01 per share; 30,000,000 shares authorized;
     7,038,435 and 6,817,771 issued and outstanding shares, respectively                                     70               68
  Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
     18,611,534 and 18,548,453 issued and outstanding shares, respectively                                  186              185
  Additional paid in capital                                                                            262,231          258,296
  Cumulative distributions in excess of net income                                                     (33,891)         (33,611)
  Other comprehensive income                                                                                348                -
  Unamortized restricted stock compensation and officers notes receivable                               (8,075)          (5,262)
                                                                                                        -------          -------

       Total Stockholders' Equity                                                                       220,869          219,676
                                                                                                        -------          -------
  Total Liabilities and Stockholders' Equity                                                           $392,028         $392,718
                                                                                                       ========         ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.


     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share data)
                                                                                                        Three Months Ended
                                                                                                             January 31,
                                                                                                        2004            2003
                                                                                                        ----            ----
Revenues:
   Base rents                                                                                        $12,619         $10,400
   Recoveries from tenants                                                                             3,776           2,920
   Lease termination income                                                                              542               -
   Interest and other                                                                                    221             361
                                                                                                      ------          ------
                                                                                                      17,158          13,681
                                                                                                      ------          ------
Operating Expenses:
   Property operating                                                                                  2,788           2,332
   Property taxes                                                                                      2,134           1,642
   Interest                                                                                            2,005           2,035
   Depreciation and amortization                                                                       2,792           2,349
   General and administrative                                                                          1,019             985
   Directors' fees and expenses                                                                           57              49
                                                                                                      ------           -----
                                                                                                      10,795           9,392
                                                                                                      ------           -----

Operating Income before Minority Interests                                                             6,363           4,289

Minority Interests in Results of Consolidated Joint Ventures                                            (92)            (92)
                                                                                                       ----            -----

Net Income                                                                                             6,271           4,197

   Preferred Stock Dividends                                                                         (1,187)           (337)
                                                                                                     -------           -----

Net Income Applicable to Common and Class A Common Stockholders                                       $5,084          $3,860
                                                                                                      ======          ======

Basic Earnings per Share:
Common                                                                                                  $.19            $.15
                                                                                                        ====            ====
Class A Common                                                                                          $.21            $.16
                                                                                                        ====            ====

Diluted Earnings Per Share:
Common                                                                                                  $.19            $.15
                                                                                                        ====            ====
Class A Common                                                                                          $.21            $.16
                                                                                                        ====            ====

Dividends Paid Per Share:
Common                                                                                                 $.195            $.19
                                                                                                       =====            ====
Class A Common                                                                                         $.215            $.21
                                                                                                       =====            ====

       The accompanying notes to consolidated financial statements are an integral part of these statements.


     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)

                                                                                                       Three Months Ended
                                                                                                            January 31,
                                                                                                    2004                 2003
                                                                                                    ----                 ----
Operating Activities:
Net income                                                                                        $6,271               $4,197
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                                    2,792                2,349
  Amortization of restricted stock                                                                   302                  252
  Minority interests                                                                                  92                   92
  Increase in tenant receivables                                                                 (1,249)                (430)
  Decrease (increase) in accounts payable and accrued expenses                                     (851)                  395
  Decrease (increase) in other assets and other liabilities, net                                 (2,175)                  300
  Increase in restricted cash                                                                        (4)                    -
                                                                                                   -----                -----
  Net Cash Provided by Operating Activities                                                        5,178                7,155
                                                                                                   -----                -----

Investing Activities:
    Acquisitions of properties                                                                         -             (51,352)
    Sale of short term investments                                                                 7,866               25,145
    Improvements and other payments to properties and deferred charges                             (757)                (806)
    Distributions to limited partners of consolidated joint ventures                                (92)                 (92)
    Payments received on mortgage notes receivables                                                   18                   29
                                                                                                   -----             --------
    Net Cash Provided by (Used in) Investing Activities                                            7,035             (27,076)
                                                                                                   -----             --------

Financing Activities:
    Dividends paid on Common and Class A Common shares                                           (5,364)              (5,166)
    Dividends paid on Preferred Stock                                                            (1,187)                (337)
    Payments on mortgage notes payable                                                             (482)                (448)
    Sales of additional Common and Class A Common shares                                             690                   96
    Repayment of officer's note receivable                                                           133                    -
                                                                                                 -------              -------
    Net Cash Used in Financing Activities                                                        (6,210)              (5,855)
                                                                                                 -------              -------

Net Increase (Decrease) In Cash and Cash Equivalents                                               6,003             (25,776)
Cash and Cash Equivalents at Beginning of Period                                                  22,449               46,342
                                                                                                 -------               ------
Cash and Cash Equivalents at End of Period                                                       $28,452              $20,566
                                                                                                 =======              =======
Supplemental Cash Flow Disclosures:
     Interest Paid                                                                                $2,005               $2,035
                                                                                                  ======               ======

The accompanying notes to consolidated financial statements are an integral part of these statements.


URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except shares and per share data)
                                                                                                               Unamortized
                                                                                                                Restricted
                                                                                                                     Stock
                             Common Stock       Class A Common Stock                                          Compensation
                             ------------------  ------------------              (Cumulative                           and
                             Outstanding         Outstanding         Additional  Distributions            Other   Officers
                               Number of     Par   Number of     Par   Paid In    In Excess of    Comprehensive      Notes
                                  Shares    Value     Shares   Value   Capital     Net Income)           Income  Receivable   Total
                                 ---------  -----  ----------  -----  --------     ----------      ------------  ----------   -----
Balances - October 31, 2003      6,817,771   $68   18,548,453  $185   $258,296      $(33,611)            $ -      $(5,262) $219,676
Comprehensive income:
Net income applicable to Common
   and Class A common stockholders       -     -            -     -          -         5,084               -            -     5,084
Unrealized gain  on marketable
   securities                                                                                            348            -       348
                                                                                                                                ---
Total Comprehensive income                                                                                                    5,432
Cash dividends paid:
Common stock ($.195 per share)           -     -            -     -          -        (1,364)              -            -    (1,364)
Class A common  stock
  ($.215 per share)                      -     -            -     -          -        (4,000)              -            -    (4,000)
Sales of shares under dividend
  reinvestment plan                 45,164     -        4,456     -        690             -               -            -       690
Shares granted under restricted
  stock plan                       175,500     2       58,625     1      3,245             -               -       (3,248)        -
Amortization of restricted
  stock compensation                     -     -            -     -          -             -               -           302      302
Repayment of officer's note
  receivable                             -     -            -     -          -             -               -           133      133
                                 ---------  ----    ---------  ----    --------     --------            ----      -------  --------
Balances - January 31, 2004      7,038,435   $70   18,611,534  $186    $262,231     $(33,891)           $348      $(8,075) $220,869
                                 =========  ====   ==========  ====    ========     =========           ====      ======== ========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc. (the Company) is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of January 31, 2004, the Company owned or had interests in 30 properties containing approximately 3.4 million square feet of leasable area.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2003. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates. The balance sheet at October 31, 2003 has been derived from audited financial statements at that date.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                              Three Months Ended
                                                                                                    January
                                                                                               2004           2003
                                                                                               ----           ----
Numerator
Net income applicable to common stockholders - basic                                         $1,219           $914
Effect of dilutive securities:
  Operating partnership units                                                                    36             34
                                                                                             ------           ----
Net income applicable to common stockholders - diluted                                       $1,255           $948
                                                                                             ======           ====

Denominator
Denominator for basic EPS-weighted average common shares                                      6,337          6,232
Effect of dilutive securities:
  Stock options                                                                                 203            227
  Operating partnership units                                                                    55             55
                                                                                              -----          -----
Denominator for diluted EPS - weighted average common equivalent shares                       6,595          6,514
                                                                                              =====          =====

Numerator
Net income applicable to Class A common Stockholders-basic                                   $3,865         $2,946
Effect of dilutive securities:
  Operating partnership units                                                                    55             58
                                                                                             ------         ------
Net income applicable to Class A common Stockholders - diluted                               $3,920         $3,004
                                                                                             ======         ======

Denominator
Denominator for basic EPS - weighted average Class A common shares                           18,231         18,170
Effect of dilutive securities:
  Stock options                                                                                 146            190
  Operating partnership units                                                                   310            310
                                                                                             ------         ------
Denominator for diluted EPS - weighted average Class A Common equivalent shares              18,687         18,670
                                                                                             ======         ======

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments consist of investments with original maturities of greater than three months when purchased and are carried at fair value (which approximates cost plus accrued interest). Marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders Equity. At January 31, 2004, other comprehensive income consists of net unrealized holding gains of $348,000. Unrealized gains held in other comprehensive income will be reclassified into earnings, as gains are realized.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage notes receivable and tenant receivables. The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions. The Company performs ongoing credit evaluations of its tenants and may require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit may be insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. There is no dependence upon any single tenant.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which explains how to identify variable interest entities ("VIE") and assess whether to consolidate such entities. The provisions of this interpretation are effective immediately for VIE's formed after January 31, 2003. For VIE's formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. The adoption of this pronouncement in the first quarter of fiscal 2004 did not have any effect on the Company's operations or financial position as the company does not have any VIE's.

In November 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 which apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has one finite life joint venture which contains a mandatorily redeemable non-controlling interest. At January 31, 2004, the estimated fair value of the minority interest was approximately $2.7 million. The joint venture has a termination date of December 31, 2097.

2.       CORE PROPERTIES

In December 2002, the Company purchased Orange Meadows Shopping Center in Orange, Connecticut for $11.3 million. In connection with the acquisition, the Company agreed to pay the seller, as additional purchase price, an amount to be determined pursuant to an agreed formula, but not less than $969,000, for leasing efforts at the property. In January 2004, the Company paid the seller $1.7 million in satisfaction of the contingent payment.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets, (consisting of land, buildings and building improvements) and identified intangible assets and liabilities, (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No.141 "Business Combinations." The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of tangible assets of an acquired property considers the value of the property "as-if-vacant." The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

The Company is currently in the process of analyzing the fair value of in-place leases for Somers Commons in Somers, New York, which was acquired in June 2003, and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

3.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At January 31, 2004, the Company had ten non-recourse first mortgage notes payable totaling $104,106,000 due in installments over various terms extending to the fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $166,169,000 as of January 31, 2004.

The Company has a secured revolving line of credit with a bank which permits borrowings up to $18.125 million. The agreement expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. The Company also has a $20 million unsecured line of credit which expires in January 2005. Outstanding borrowings bear interest at prime rate + 1/2 or LIBOR + 2 1/2%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings outstanding under either line of credit at January 31, 2004.

4.       PREFERRED STOCK

In fiscal 2003, the Company sold 400,000 shares of 8.50% Series C Senior Cumulative Preferred Stock, par value $.01 per share ("Series C Preferred Stock") for net proceeds of $38.4 million. The Series C Preferred Stock has no stated maturity and is not convertible into other securities of the Company. On or after May 29, 2013, the Series C Preferred Stock may be redeemed by the Company, at its option, at a redemption price of $100 per share. The Series C Preferred Stock contains covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. The Company was in compliance with such covenants at January 31, 2004.

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

5.       STOCKHOLDERS EQUITY

The Company has a restricted stock plan for key employees and directors of the Company. The plan authorizes grants as an incentive for future services of up to 1,050,000 shares (350,000 shares each of Class A Common stock and Common stock and 350,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common or Common Stock). In January 2004, the Company awarded 58,625 shares of Class A Common stock and 175,500 shares of Common stock to participants in the Plan. The shares vest between five and ten years after the date of grant. The market value of shares awarded is recorded as unamortized restricted stock compensation and amortized to expense over the vesting periods. As a result of the 2004 grants, the Company recorded $3,249,000 as unamortized restricted stock compensation in the first quarter of 2004. As of January 31, 2004, the Company has awarded 685,000 shares of Common stock and 301,125 shares of Class A Common Stock to participants in the plan (of which 21,750 shares each of Common Stock and Class A Common Stock are vested). Dividends on vested and non-vested shares are paid as declared.

The Company has a Dividend Reinvestment and Share Purchase Plan that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. The Company issued 45,164 shares of Common Stock and 4,456 shares of Class A Common Stock in the three months ended January 31, 2004 (3,236 shares of Common Stock and 4,945 shares of Class A Common Stock in 2003) through the Plan.

6.        STOCK OPTION PLAN

The Company has a stock option plan whereby 824,093 Common shares and 743,003 Class A Common shares were reserved for issuance to key employees and non-employee Directors of the Company. As of January 31, 2004, options to purchase 55,876 shares of Common shares and 42,733 shares of Class A Common shares, respectively, were outstanding (All outstanding grants are fully vested). Options are granted at fair market value on the date of grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant. There were no grants of stock options in 2004 or 2003. Had compensation cost for stock options granted been determined based on fair value on the grant date consistent with the provisions of SFAS 123, there would have been no effect on the Company's net income and earnings per share in each of the three month periods ended January 31, 2004 and 2003.

In a prior year, an officer of the Company exercised certain stock options to purchase shares of Common Stock of the Company. In connection with the exercise, the officer executed a full recourse promissory note equal to the purchase price of the shares. At January 31, 2004, the outstanding balance of the note was $1,300,000. The note, which expires in fiscal 2012, has a 10-year term at an annual interest rate of 6.8%. The shares are pledged as additional collateral for the note. Interest is payable quarterly. During the first quarter of fiscal 2004, another officer fully repaid his outstanding stock option loan of $133,584.

7.       CONTINGENCIES

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2004, the Company owned or had controlling interests in 30 properties containing a total of 3.4 million square feet of leasable area.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable was impaired at January 31, 2004.

Liquidity and Capital Resources

At January 31, 2004, the Company had unrestricted cash and cash equivalents of $28.5 million compared to $22.4 million at October 31, 2003. The Company's cash positions include the remaining net proceeds received from the sale of the Company's Series C Preferred Stock in May 2003 for $38.4 million. (See below)

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements in fiscal 2004 and to meet its dividend requirements necessary to maintain its REIT status. Net cash provided by operations for the three months ended January 31, 2004 amounted to $5.2 million compared to $7.2 million in the comparable period of fiscal 2003. The decrease in net cash provided by operations is primarily due to the timing of payments on property taxes and rents received. Dividends paid to stockholders of the Company in the three month periods ended January 31, 2004 and 2003 were $6.6 million and $5.5 million, respectively. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

Financings

In May 2003, the Company sold 400,000 shares of Series C Cumulative Preferred Stock (Series C Preferred Stock) and realized net proceeds of $38.4 million from the sale. A portion of the net proceeds was used to acquire a retail property in fiscal 2003 and the remaining proceeds of approximately $17 million is expected to be used to acquire additional income producing properties consistent with the Company's current business strategy and to fund renovations on, or capital improvements in connection with, the Company's existing properties, including tenant improvements. Pending such use of the net proceeds, the Company may use the net proceeds to make investments in short-term income-producing securities.

At January 31, 2004, the Company had a $18.125 million secured revolving credit facility with a bank which expires in fiscal 2005. The agreement provides for a permanent reduction in the revolving credit loan amount of $625,000 annually and requires the Company to maintain certain coverage ratios during its term. The Company also has a $20 million unsecured credit line with the same bank. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. In January 2004, the unsecured credit line was extended on the same terms as the expiring arrangement for an additional one year period. Both revolving credit lines are available to finance future acquisitions, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. There were no borrowings during the first quarter of fiscal 2004 and there were no outstanding borrowings on either line of credit at January 31, 2004.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

Borrowings consist of $104,106,000 of fixed rate mortgage notes payable with a weighted average interest rate of 7.53% at January 31, 2004. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company may refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

Contractual Obligations

The Company's contractual payment obligations as of January 31, 2004, were as follows (Amounts in thousands):

                                                                      Payments Due by Period

                                                     Total       2004       2005        2006       2007       2008   Thereafter
                                                     -----       ----       ----        ----       ----       ----   ----------
Contractual Obligations:
   Mortgage notes payable                         $104,106     $1,502     $2,139      $8,926    $11,225    $53,261      $27,053
    Tenant obligations*                                717        717          -           -            -        -            -
                                                  --------     ------     ------      ------    -------    -------      -------
Total Contractual Obligations                     $104,823     $2,219     $2,139      $8,926    $11,225    $53,261      $27,053
                                                  ========     ======     ======      ======    =======    =======      =======

* Committed tenant-related obligations based on executed leases as of January 31, 2004.

We have various standing or renewable service contracts with vendors related to our property management. In addition, we have certain other utility contracts we enter into in the ordinary course of business which may extend beyond one year, which vary based on usage. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally one year or less.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first three months of fiscal 2004, the Company spent approximately $.8 million for capital expenditures principally related to tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company has budgeted an additional $3.5 million for expected capital improvement and leasing costs in fiscal 2004. These expenditures may be funded from operating cash flows or borrowings.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the non-core properties of the Company in the normal course of business over a period of several years. The Company intends to sell the non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. At January 31, 2004, the remaining non-core properties total four properties with a net book value of approximately $11.0 million and consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States).

Funds from Operations

The Company considers Funds from Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts ("NAREIT") to be one supplemental financial measure of an equity REIT's operating performance. FFO is calculated as net income (computed in accordance with generally accepted accounting principles (GAAP)), plus real estate related depreciation and amortization, excluding gains (or losses) from sales of property and debt restructuring and after adjustments for unconsolidated joint ventures. FFO does not represent cash flows from operations as defined by GAAP and should not be considered an alternative to net income as an indication of the Company's operating performance or for cash flows as a measure of liquidity or its dividend paying capacity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the three months ended January 31, 2004 and 2003 (amounts in thousands).

                                                                                           Three Months Ended January 31,
                                                                                           -----------------------------
                                                                                               2004            2003
                                                                                               ----            ----

Net Income Applicable to Common and Class A Common Stockholders                              $5,084          $3,860

Plus: Real property depreciation                                                              2,129           1,729
      Amortization of tenant improvements and allowances                                        550             501
      Amortization of deferred leasing costs                                                    113             119
      Minority interests                                                                         92              92
                                                                                             ------          ------
Funds from Operations Applicable to Common and Class A Common Stockholders (Diluted)         $7,968          $6,301
                                                                                             ======          ======

Net Cash Provided by (Used In):
      Operating Activities                                                                   $5,178         $ 7,155
                                                                                             ======         =======
      Investing Activities                                                                   $7,035       $(27,076)
                                                                                             ======       =========
      Financing Activities                                                                 $(6,210)        $(5,855)
                                                                                           ========        ========

Results of Operations

Comparison of the Three Months Ended January 31, 2004 to the Three Months Ended January 31, 2003.

Revenues

Base rents increased 21.3% to $12.6 million in the first quarter of fiscal 2004 compared to $10.4 million in the comparable quarter of fiscal 2003. Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by 29.3% in the first quarter of fiscal 2004 to $3.8 million from $2.9 million in the comparable quarter of fiscal 2003. The increase in base rents and recoveries from tenants resulted principally from a full quarter's effect of the addition of four operating properties totaling 438,000 square feet of leasable space acquired in 2003 which increased base rents by $1.4 million and tenant recoveries by approximately $800,000 in the first quarter of fiscal 2004. Base rents also increased this quarter by approximately $500,000 from the effect of new leasing of previously vacant space and renewals of expiring leases at generally higher base rental rates.

The Company's 202,000 sf office building property in Southfield, Michigan is currently 70% leased and contains approximately 60,000 sf of vacant space. The office market in this region continues to be weak and the Company does not expect to re-lease the vacant space during fiscal 2004. The Company has also been advised by a tenant occupying 41,000 sf of space in the building, that it will not renew its lease upon expiration in December 2004.

At January 31, 2004, the Company's overall property occupancy level was unchanged at 96% from the year ago period and the end of the last fiscal year. During the first quarter of fiscal 2004, the Company leased or renewed approximately 79,000 square feet of space. Leases totaling 66,500 square feet of leasable space expired during the same period. The Company expects the impact of recent leasing activity and rents attributable to acquisitions to continue to benefit the operating results of the Company in the balance of fiscal 2004.

Lease termination income of $542,000 consists of a lease cancellation payment of $230,000 from a tenant who terminated during the quarter and a payment of $312,000 received in settlement of a bankruptcy action of a former tenant.

Interest income in the first quarter of fiscal 2004 decreased compared to the same period in fiscal 2003 from the utilization of cash in 2003 to acquire retail properties totaling $51.3 million in the first quarter.

Expenses

Property operating expenses increased to $2.8 million this quarter compared to $2.3 million in fiscal 2003's first quarter. Property taxes increased to $2.1 million from $1.6 million last year. The increases in both property operating expenses and property taxes reflects the effect of recently acquired properties which increased operating expenses and property taxes this quarter by $273,000 and $335,000, respectively. Property operating expenses and taxes for properties owned in both fiscal 2004 and 2003 periods increased from higher maintenance and repair costs and increases in real estate tax assessment rates at several of the Company's properties in fiscal 2004. As most of the Company's leases require the tenants to pay share of operating expenses and taxes, the Company anticipates that approximately 88% of these expenses are recoverable from the tenants.

Depreciation expense increased by $449,000 principally due to the additional expense incurred from recent property acquisitions.

General and administrative expense increased 3.5% to $1.0 million in the first quarter of fiscal 2004 due primarily to higher compensation expense and costs associated with new corporate governance initiatives.

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

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

The Company had no borrowings during the first quarter of fiscal 2004 and fiscal 2003 which were subject to variable rates of interest. The Company believes that its weighted average interest rate of 7.53% on its fixed rate mortgage debt is not materially different from current market interest rates for mortgage debt with similar risks and maturities.

During the three month periods ended January 31, 2004 and 2003, the Company did not refinance any of its mortgage notes payable or borrow under its secured or unsecured lines of credit arrangements at variable rates of interest.

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

Changes in Internal Controls

During the first quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  (b) Reports on Form 8-K:

                  During the quarter ended January 31, 2004, the Registrant filed with the Commission:

(1)                   A Current Report on Form 8-K dated December 12, 2003.
                      Such report referred under Item 12 to a press release published by the Company on December 10, 2003 setting forth the Company's results of operations for the year ended October 31, 2003.

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

                                    URSTADT BIDDLE PROPERTIES INC.
                                    (Registrant)

                                    By /s/ Charles J. Urstadt
                                    Charles J. Urstadt
                                    Chairman and
                                    Chief Executive Officer

                                    By /s/ James R. Moore
                                    James R. Moore
                                    Executive Vice President/
                                    Chief Financial Officer
                                    (Principal Financial Officer
Dated: March 12, 2004               and Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.


31.1 Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002