Form 10-Q
period 2004-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2004-06-14
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

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

As of June 8, 2004, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 7,093,270 Common Shares, par value $.01 per share and 18,627,664 Class A Common Shares, par value $.01 per share


THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 20 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 20 INCLUSIVE, OF WHICH THIS PAGE IS 1.

<

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - April 30, 2004 and October 31, 2003.

         Consolidated Statements of Income - Three and six months ended April
             30, 2004 and 2003.

         Consolidated Statements of Cash Flows - Six months ended
             April 30, 2004 and 2003.

         Consolidated Statements of Stockholders' Equity - Six months ended
             April 30, 2004.

         Notes to Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

                                                                                                      April 30    October 31,
  ASSETS                                                                                              2004            2003
                                                                                                      ----            ----
                                                                                                  (unaudited)
  Real Estate Investments:
      Core properties-- at cost, net of accumulated depreciation                                     $326,953     $330,920
      Non-core properties - at cost, net of accumulated depreciation                                   10,799       11,215
      Mortgage notes receivable                                                                         2,147        2,184
                                                                                                      -------      -------
                                                                                                      339,899      344,319

  Cash and cash equivalents                                                                            29,718       22,449
  Restricted cash                                                                                       1,096        1,098
  Marketable securities                                                                                 1,876        9,532
  Tenant receivables, net of allowances of $1,689 and $1,369, respectively                             10,647        8,815
  Prepaid expenses and other assets                                                                     4,783        3,276
  Deferred charges, net of accumulated amortization                                                     3,233        3,229
                                                                                                     --------     --------
            Total Assets                                                                             $391,252     $392,718
                                                                                                     ========     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Mortgage notes payable                                                                         $103,614     $104,588
      Accounts payable and accrued expenses                                                             1,217        2,743
      Deferred officers' compensation                                                                     460          401
      Other liabilities                                                                                 4,670        5,243
                                                                                                      -------      -------
           Total Liabilities                                                                          109,961      112,975
                                                                                                      -------      -------

  Minority Interests                                                                                    7,320        7,320
                                                                                                        -----        -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100 per
      Share); 150,000 shares issued and outstanding                                                    14,341       14,341
      8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100
      per Share); 400,000 issued and outstanding                                                       38,406       38,406
                                                                                                       ------       ------
          Total Preferred Stock                                                                        52,747       52,747
                                                                                                       ------       ------

  Commitments and Contingencies

  Stockholders' Equity:
  Excess stock, par value $.01 per share; 10,000,000 shares authorized;
     none issued and outstanding                                                                            -            -
  Common stock, par value $.01 per share; 30,000,000 shares authorized;
     7,093,270 and 6,817,771 issued and outstanding shares, respectively                                   70           68
  Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
     18,627,664 and 18,548,453 issued and outstanding shares, respectively                                186          185
  Additional paid in capital                                                                          263,085      258,296
  Cumulative distributions in excess of net income                                                   (34,592)     (33,611)
  Other comprehensive income                                                                              210            -
  Unamortized restricted stock compensation and officers notes receivable                             (7,735)      (5,262)
                                                                                                      -------      -------

       Total Stockholders' Equity                                                                     221,224      219,676
                                                                                                      -------      -------
  Total Liabilities and Stockholders' Equity                                                          $391,252    $392,718
                                                                                                      ========    ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.


URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                                                                Six Months Ended                Three Months Ended
                                                                                    April 30,                        April 30,

                                                                               2004           2003            2004           2003
                                                                               ----           ----            ----           ----
Revenues:
    Base rents                                                              $25,118        $21,993         $12,499        $11,593
    Recoveries from tenants                                                   7,536          6,183           3,760          3,263
    Lease termination income                                                    542              -               -              -
    Interest and other                                                          417            532             196            171
                                                                             ------         ------          ------         ------
                                                                             33,613         28,708          16,455         15,027
                                                                             ------         ------          ------         ------
Operating Expenses:
    Property operating                                                        5,432          4,988           2,644          2,656
    Property taxes                                                            4,384          3,576           2,250          1,934
    Interest                                                                  3,999          4,063           1,994          2,028
    Depreciation and amortization                                             5,494          4,933           2,702          2,584
    General and administrative expenses                                       1,879          1,808             860            823
    Directors' fees and expenses                                                105             90              48             41
                                                                             ------         ------          ------         ------
                                                                             21,293         19,458          10,498         10,066
                                                                             ------         ------          ------         ------

Operating Income before Minority Interests                                   12,320          9,250           5,957          4,961

 Minority Interests in Results of Consolidated Joint Ventures                 (183)          (183)            (91)           (91)
                                                                              ----           ----             ---            ---

Net Income                                                                   12,137          9,067           5,866          4,870

    Preferred Stock Dividends                                               (2,374)          (674)         (1,187)          (337)
                                                                            -------          -----         -------          -----

Net Income Applicable to Common and Class A Common
Stockholders                                                                 $9,763         $8,393          $4,679         $4,533
                                                                             ======         ======          ======         ======

Basic Earnings per Share:
Common                                                                         $.37           $.32            $.18           $.17
                                                                               ====           ====            ====           ====
Class A Common                                                                 $.41           $.35            $.19           $.19
                                                                               ====           ====            ====           ====

Diluted Earnings Per Share:
Common                                                                         $.36           $.32            $.17           $.17
                                                                               ====           ====            ====           ====
Class A Common                                                                 $.40           $.35            $.19           $.19
                                                                               ====           ====            ====           ====

Dividends Paid Per Share:
Common                                                                         $.39           $.38           $.195           $.19
                                                                               ====           ====           =====           ====
Class A Common                                                                 $.43           $.42           $.215           $.21
                                                                               ====           ====           =====           ====


The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)
                                                                                               Six Months Ended
                                                                                                   April 30,

                                                                                               2004         2003
         Operating Activities:
         Net income                                                                         $12,137       $9,067
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                                    5,494        4,933
             Amortization of restricted stock                                                   642          536
             Minority Interests                                                                 183          183
             Increase in tenant receivables                                                 (1,832)        (443)
             (Decrease) increase in accounts payable and accrued expenses                   (1,526)           84
             Increase in other assets and other liabilities, net                            (1,131)         (92)
             Decrease in restricted cash                                                          2            -
                                                                                             ------       ------
             Net Cash Provided by Operating Activities                                       13,969       14,268
                                                                                             ------       ------

         Investing Activities:
             Acquisitions of properties                                                           -     (61,503)
             Sale of marketable securities                                                    7,866       25,145
             Deposits on acquisitions                                                         (875)            -
             Improvements and other payments to properties and deferred charges             (1,130)      (1,279)
             Payments received on mortgage notes receivables                                     37           61
             Distributions to limited partners of consolidated joint venture                  (183)        (183)
                                                                                              ----      --------

             Net Cash Provided by (Used in) Investing Activities                              5,715     (37,759)
                                                                                              -----     --------

         Financing Activities:
             Dividends paid on Common and Class A Common shares                            (10,744)     (10,342)
             Dividends paid on Preferred Stock                                              (2,374)        (674)
             Sales of additional Common and Class A Common shares                             1,544          457
             Payments on mortgage notes payable                                               (974)        (904)
             Repayment of officers notes receivable                                             133          312
                                                                                           --------     --------

             Net Cash Used in Financing Activities                                         (12,415)     (11,151)
                                                                                           --------     --------

         Net Increase (Decrease) In Cash and Cash Equivalents                                 7,269     (34,642)

         Cash and Cash Equivalents at Beginning of Period                                    22,449       46,342
                                                                                             ------       ------

         Cash and Cash Equivalents at End of Period                                         $29,718      $11,700
                                                                                            =======      =======

         Supplemental Cash Flow Disclosures:
         Interest Paid                                                                       $3,999       $4,063
                                                                                             ======       ======




The accompanying notes to consolidated financial statements are an integral part of these statements.



URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands,


                                                                                                              Unamortized
                                                                                                               Restricted
                                  Common Stock     Class A COmmon Stock                                             Stock
                                 ----------------    ---------------               (Cumulative               Compensation
                                 Outstanding        Outstanding       Additional Distributions        Other  and Officers
                                   Number of    Par   Number of    Par   Paid In  In Excess of Comprehensive        Notes
                                      Shares  Value      Shares  Value   Capital   Net Income)        Income   Receivable     Total
                                      ------  -----      ------  -----   -------   ----------         ------   ----------     -----
Balances - October 31, 2003        6,817,771   $68   18,548,453   $185   $258,296    $(33,611)             -     $(5,262)  $219,676
Comprehensive income:
Net income applicable to Common
   and Class A common Stockholders         -     -            -      -          -       9,763              -           -      9,763
Unrealized gains on marketable
   securities                              -     -            -      -          -           -            210           -        210
                                                                                                                                ---
Total Comprehensive income                                                                                                    9,973
Cash dividends paid:
Common stock ($.39 per share)              -     -            -      -          -     (2,738)              -           -    (2,738)
Class A common  stock
   ($.43 per share)                        -     -            -      -          -     (8,006)              -           -    (8,006)
Sales of shares under dividend
   reinvestment plan                  92,499     -        8,774      -      1,394           -              -           -      1,394
Shares granted under restricted
   stock plan                        175,500     2       58,625      1      3,245           -              -      (3,248)         -
Exercise of stock options              7,500     -       11,812      -        150           -              -           -        150
Amortization of restricted
   stock compensation                      -     -            -      -          -           -              -         642        642
Repayment of officer's
   note receivable                         -     -            -      -          -           -              -         133        133
                                   ---------   ---   ----------   ----   --------    ---------          ----     --------  --------
Balances - April 30, 2004          7,093,270   $70   18,627,664   $186   $263,085    $(34,592)          $210     $(7,735)  $221,224
                                   =========   ===   ==========   ====   ========    =========          ====     ========  ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc. (the Company) is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of April 30, 2004, the Company owned or had interests in 30 properties containing approximately 3.4 million square feet of leasable area.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2003. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates. The balance sheet at October 31, 2003 has been derived from audited financial statements at that date.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                            Six Months Ended             Three Months Ended
                                                                                April 30,                     April 30,

                                                                           2004           2003            2004            2003
                                                                           ----           ----            ----            ----
Numerator
Net income applicable to common stockholders - basic                     $2,346         $1,990          $1,128          $1,076
Effect of dilutive securities:
  Operating partnership units                                                74             71              37              37
                                                                         ------         ------          ------          ------
Net income applicable to common stockholders - diluted                   $2,420         $2,061          $1,165          $1,113
                                                                         ======         ======          ======          ======

Denominator
Denominator for basic EPS-weighted average common shares                  6,362          6,246           6,386           6,250
Effect of dilutive securities:
  Stock options and awards                                                  220            232             223             239
Operating partnership units                                                  55             55              55              55
                                                                          -----          -----           -----           -----
Denominator for diluted EPS - weighted average common
  equivalent shares                                                       6,637          6,533           6,664           6,544
                                                                          =====          =====           =====           =====

Numerator
Net income applicable to Class A common Stockholders-basic               $7,417         $6,403          $3,551          $3,457
Effect of dilutive securities:
  Operating partnership units                                               110            112              54              54
                                                                         ------         ------          ------          ------
Net income applicable to Class A common Stockholders - diluted           $7,527         $6,515          $3,605          $3,511
                                                                         ======         ======          ======          ======

Denominator
Denominator for basic EPS - weighted average Class A common shares
                                                                         18,236         18,187          18,241          18,195
Effect of dilutive securities:
  Stock options and awards                                                  173            195             158             199
  Operating partnership units                                               310            310             310             310
                                                                         ------         ------          ------          ------
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                       18,719         18,692          18,709          18,704
                                                                         ======         ======          ======          ======

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments consist of investments with original maturities of greater than three months when purchased and are carried at fair value (which approximates cost plus accrued interest). Marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders Equity. At April 30, 2004, other comprehensive income consists of net unrealized gains of $210,000. Unrealized gains included in Other Comprehensive Income will be reclassified into earnings as gains are realized.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which explains how to identify variable interest entities ("VIE") and assess whether to consolidate such entities. The provisions of this interpretation are effective immediately for VIE's formed after April 30, 2003. For VIE's formed prior to April 30, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. The adoption of this pronouncement in the first quarter of fiscal 2004 did not have any effect on the Company's operations or financial position as the Company does not have any VIE's.

In November 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 which apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has one finite life joint venture which contains a mandatorily redeemable non-controlling interest. At April 30, 2004, the estimated fair value of the minority interest was approximately $2.7 million. The joint venture has a termination date of December 31, 2097.

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

During the second quarter of fiscal 2004, the Company completed its evaluation of Somers Commons which was acquired in June 2003. As a result of its evaluation, the amounts associated with the net fair value assigned to the acquired leases at the property were not material.

3.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At April 30, 2004, the Company had ten non-recourse first mortgage notes payable totaling $103,614,000 due in installments over various terms extending to the fiscal year 2011 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by real estate investments having a net carrying value of approximately $165,301,000 as of April 30, 2004.

The Company has a secured revolving line of credit with a bank which permits borrowings up to $18.125 million. The agreement expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. The Company also has a $20 million unsecured line of credit which expires in January 2005. Outstanding borrowings bear interest at prime rate + 1/2 or LIBOR + 2 1/2%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings outstanding under either line of credit at April 30, 2004.

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

The Series B Preferred Stock and Series C Preferred Stock contain covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. The Company was in compliance with such covenants at April 30, 2004.

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

5.       STOCKHOLDERS EQUITY

The Company has a restricted stock plan for key employees and directors of the Company. In March 2004, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance from 1,050,000 shares (350,000 shares each of Class A Common stock and Common stock and 350,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common or Common Stock) to 1,650,000 shares of which 350,000 shares are Common shares, 350,000 are Class A Common shares and 950,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common stock or Common stock. In January 2004, the Company awarded 58,625 shares of Class A Common stock and 175,500 shares of Common stock to participants in the Plan. The shares vest between five and ten years after the date of grant. The market value of shares awarded is recorded as unamortized restricted stock compensation and amortized to expense over the vesting periods. As a result of the 2004 grants, the Company recorded $3,249,000 as unamortized restricted stock compensation in fiscal 2004. As of April 30, 2004, the Company has awarded 685,000 shares of Common stock and 301,125 shares of Class A Common Stock to participants in the plan (of which 21,750 shares each of Common Stock and Class A Common Stock are vested). Dividends on vested and non-vested shares are paid as declared.

The Company has a Dividend Reinvestment and Share Purchase Plan that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. In March 2004, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance under the plan from 750,000 shares of Common Stock and 250,000 shares of Class A Common Stock by 400,000 shares each of Common stock and Class A Common stock. During the six months ended April 30, 2004, the Company issued 92,499 shares of Common Stock and 8,774 shares of Class A Common Stock (6,294 shares of Common Stock and 9,648 shares of Class A Common Stock in the six months ended April 30, 2003) through the Plan.

6.        STOCK OPTION PLAN

The Company has a stock option plan whereby 824,093 Common shares and 743,003 Class A Common shares were reserved for issuance to key employees and non-employee Directors of the Company. As of April 30, 2004, options to purchase 43,512 shares of Common shares and 30,921 shares of Class A Common shares, respectively, were outstanding (all outstanding grants are fully vested). Options are granted at fair market value on the date of grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant. There were no grants of stock options in 2004 or 2003. Had compensation cost for stock options granted been determined based on fair value on the grant date consistent with the provisions of SFAS 123, there would have been no effect on the Company's net income and earnings per share in each of the six month periods ended April 30, 2004 and 2003.

In a prior year, an officer of the Company exercised stock options to purchase shares of Common Stock of the Company. In connection with the exercise, the officer executed a full recourse promissory note equal to the purchase price of the shares. At April 30, 2004, the outstanding balance of the note was $1,300,000. The note, which expires in fiscal 2012, has a 10-year term at an annual interest rate of 6.8%. The shares are pledged as additional collateral for the note. Interest is payable quarterly. During the first quarter of fiscal 2004, another officer fully repaid his outstanding stock option loan of $133,584.

7.       COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

In May 2004, the Company purchased four retail properties totaling 38,000 square feet of leasable space for total consideration of $10.9 million. The properties were acquired subject to first mortgage loans totaling $4.7 million (with annual interest rates ranging from 7.0% to 7.82%).


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2004, the Company owned or had controlling interests in 30 properties containing a total of 3.4 million square feet of leasable area.

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

The net fair value of acquired leases and other identified intangible assets are amortized over the estimated remaining terms of the related leases.

Assessments by the Company of certain other lease related costs are made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable was impaired at April 30, 2004.

Liquidity and Capital Resources

At April 30, 2004, the Company had cash and cash equivalents of $29.7 million compared to $22.4 million at October 31, 2003. The Company's cash position include the remaining proceeds from the sale of the Company's Series C Preferred Stock in fiscal 2003. (See below)

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements in fiscal 2004 and to meet its dividend requirements necessary to maintain its REIT status. Net cash provided by operations for the six months ended April 30, 2004 amounted to $14.0 million compared to $14.3 million in the comparable period of fiscal 2003. Dividends paid to stockholders of the Company in the six month periods ended April 30, 2004 and 2003 were $13.1 million and $11.0 million, respectively. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), proceeds from sales of non-core properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company's ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings

In May 2003, the Company sold 400,000 shares of Series C Cumulative Preferred Stock (Series C Preferred Stock) for net proceeds of $38.4 million. A portion of the net proceeds was used to acquire a retail property in fiscal 2003 and the remaining proceeds of approximately $17 million is expected to be used to acquire additional income producing properties consistent with the Company's current business strategy and to fund renovations on, or capital improvements in connection with, the Company's existing properties, including tenant improvements. Pending such use of the net proceeds, the Company may use the net proceeds to make investments in short-term income-producing securities.

At April 30, 2004, the Company had a $18.125 million secured revolving credit facility with a bank which expires in fiscal 2005. The agreement provides for a permanent reduction in the revolving credit loan amount of $625,000 annually and requires the Company to maintain certain coverage ratios during its term. The Company also has a $20 million unsecured credit line with the same bank. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. In January 2004, the unsecured credit line was extended on the same terms as the expiring arrangement for an additional one year period. Both revolving credit lines are available to finance future acquisitions, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. There were no borrowings during fiscal 2004 and there were no outstanding borrowings on either line of credit at April 30, 2004.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

Borrowings consist of $103,614,000 of fixed rate mortgage notes payable with a weighted average interest rate of 7.53% at April 30, 2004. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company may refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

Contractual Obligations

The Company's contractual payment obligations as of April 30, 2004, were as follows (Amounts in thousands):

                                                                      Payments Due by Period
                                                     Total       2004       2005        2006       2007       2008   Thereafter
                                                     -----       ----       ----        ----       ----       ----   ----------
Contractual Obligations:
   Mortgage notes payable                         $103,614     $1,003     $2,139      $8,926    $11,232    $53,261      $27,053
    Tenant obligations*                                680        680          -          -           -          -            -
                                                  --------     ------     ------      ------    -------    -------      -------
Total Contractual Obligations                     $104,294     $1,683     $2,139      $8,926    $11,232    $53,261      $27,053
                                                  ========     ======     ======      ======    =======    =======      =======

* Committed tenant-related obligations based on executed leases as of April 30, 2004.

The Company has various standing or renewable service contracts with vendors related to its property management. In addition, the Company also has certain other utility contracts entered into in the ordinary course of business which may extend beyond one year, which vary based on usage. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally one year or less.

Off-Balance Sheet Arrangements

During the six month period ended April 30, 2004 and the year ended October 31, 2003, the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first six months of fiscal 2004, the Company spent approximately $1.1 million for capital expenditures principally related to tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company has budgeted an additional $3.0 million for expected capital improvement and leasing costs in fiscal 2004. These expenditures may be funded from operating cash flows or borrowings.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the non-core properties of the Company in the normal course of business over a period of several years. The Company intends to sell the non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. At April 30, 2004, the remaining non-core properties total four properties with a net book value of approximately $11.0 million and consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States).

Acquisitions and sales

During the first six months of fiscal 2004 there were no acquisitions or sales of property. In May 2004 the Company acquired four retail properties in a single transaction. The properties, which total 38,000 square feet of leasable space, were purchased for a total price of $10.9 million. The properties were acquired subject to non-recourse first mortgage loans totaling $4.7 million.

In the first six months of fiscal 2003 the Company acquired three retail properties in separate transactions totaling 301,000 square feet of leasable space for a total purchase price of $61.3 million in all cash transactions.

Funds from Operations

The Company considers Funds from Operations ("FFO") to be an additional measure of an equity REIT's operating performance. The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated joint ventures.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, FFO:

o does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income)
o should not be considered an alternative to net income as an indication of the Company's performance; and
o is not necessarily indicative of cash flow as a measure of liquidity or ability to pay dividends.

FFO as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the six months ended April 30, 2004 and 2003 (amounts in thousands).

                                                                                             Six Months Ended April 30,
                                                                                             --------------------------
                                                                                               2004              2003
                                                                                               ----              ----
Net Income applicable to common and class A common stockholders                              $9,763            $8,393

Plus: Real property depreciation                                                              4,202             3,697
         Amortization of tenant improvements and allowances                                   1,063               995
         Amortization of deferred leasing costs                                                 229               241
         Minority interests                                                                     183               183
                                                                                            -------           -------
Funds from Operations (Diluted)                                                             $15,440           $13,509
                                                                                            =======           =======

Net Cash Provided by Operating Activities                                                   $13,969          $ 14,268
                                                                                            =======          ========
Net Cash Provided by (Used in) Investing Activities                                           5,715        $ (37,759)
                                                                                              =====        ==========
Net Cash Used in Financing Activities                                                     $(12,415)        $ (11,151)
                                                                                          =========        ==========

Results of Operations

Comparison of the six and three months ended April 30, 2004 to the six and three months ended April 30, 2003.

Revenues

Base rents increased 14.2% to $25,118,000 in the six months ended April 30, 2004 compared to $21,993,000 in the corresponding period of fiscal 2003. For the three months ended April 30, 2004, base rents increased 7.8% to $12,499,000 from $11,593,000 in the corresponding period in fiscal 2003. The increase in base rents reflects the additional base rents attributable to four operating properties totaling 438,000 square feet of leasable space acquired in 2003. The acquisition of these properties increased base rent incrementally by $2.0 million and $490,000, respectively in the six month and three month periods ended April 30, 2004 over the corresponding periods in fiscal 2003. Base rents also increased during the six and three month periods ended April 30, 2004 by approximately $790,000 and $350,000, respectively from the effect of new leasing and renewals of expiring leases at generally higher base rental rates in fiscal 2004.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 21.9% and 15.2% for the six and three month periods ended April 30, 2004 compared to the corresponding periods in fiscal 2003. The increase in recoveries from tenants includes amounts attributable to the four operating properties acquired in fiscal 2003. The addition of these properties increased this category by $1.1 million and $360,000 respectively in the six month and three month periods ended April 30, 2004 compared to the corresponding periods in fiscal 2003.

For the first six months of fiscal 2004, the Company leased or renewed approximately 155,000 square feet of space. Tenant leases totaling 80,000 square feet of space (2.5% of total portfolio square footage) are scheduled to expire in the second half of the fiscal year. The Company anticipates that substantially all of these leases will be renewed and at higher rental rates than the expired leases. At April 30, 2004, the Company's real estate portfolio was 96% leased. The core properties were 98% leased, an increase of approximately 1% since the beginning of the year.

The Company's office building property in Southfield, Michigan is currently 70% leased and contains approximately 60,000 sf of vacant space. The office leasing market in this region of the country continues to be weak and the Company does not expect to be able to re-lease the vacant space during the balance of fiscal 2004. The Company has been advised by a tenant occupying 41,000 sf of space in the building that it will not renew its lease upon expiration in December 2004. The Company is aggressively seeking a replacement tenant.

The Company's single largest real estate investment is it's 90% interest in Ridgeway Shopping Center (a consolidated joint venture) located in Stamford, Connecticut. Ridgeway's revenues represented approximately 16% or $5.0 million of the Company's total revenue during the six months ended April 30, 2004 compared to 17% or $4.9 million during the six months ended April 30, 2003. The property was approximately 99% leased at April 30, 2004.


Lease termination income of $542,000 consists of a lease cancellation payment of $230,000 from a tenant who terminated during the first quarter and a payment of $312,000 received in settlement of a bankruptcy action of a former tenant.

Interest income in the first half of fiscal 2004 decreased from the same period in fiscal 2003 from the utilization of available cash to acquire properties in fiscal 2003 totaling $85 million.

Expenses

Property operating expenses increased to $5.4 million or 8.9% in the six month period ended April 30, 2004 compared to $5.0 million in the corresponding period last year. The increase in operating expenses reflects the incremental expense of recently acquired properties which increased operating expenses by $519,000. Property operating expenses for properties owned in both fiscal 2004 and 2003 was unchanged. Property operating expenses were unchanged during the three months ended April 30, 2004 compared to the corresponding period in fiscal 2003. The Company expects operating expenses to increase due to higher third party contractor costs resulting from higher fuel and insurance costs.

Property taxes increased to $4.4 million or 22.6% in the six month period ended April 30, 2004 compared to the same period in the previous year. Property taxes from recently acquired properties increased total property taxes incrementally by $430,000 in fiscal 2004. Property taxes for properties owned in both fiscal 2004 and 2003 increased by $380,000 from higher real estate tax assessment rates at several of the Company's properties in fiscal 2004. Property taxes increased $316,000 during the three months ended April 30, 2004 compared to the corresponding period in fiscal 2004 mostly due to increased real estate tax assessments this year. The Company anticipates that it will continue to experience increases in property tax assessments on its properties, however, the Company will continue to challenge these higher assessments.

Depreciation and amortization expense increased $561,000 and $118,000 in the six month and three month periods ended April 30, 2004, compared to the same periods last year from additional depreciation on recent property acquisitions.

General and administrative expense increased by $71,000 and $37,000 in the six month and three month periods ended April 30, 2004 due primarily to higher compensation expense.

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

During the six month periods ended April 30, 2004 and 2003, the Company did not refinance any of its mortgage notes payable or borrow under its secured or unsecured lines of credit arrangements at variable rates of interest.

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

Changes in Internal Controls

During the second quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  In connection with the Annual Meeting of Stockholders held on March 10, 2004, stockholders were asked to vote on the following matters:

1. Election of one Director (Class II) to serve for one year and three Directors (Class I) to serve for three years:
                  Director                          For                Witheld
                  --------                          ---                -------
                  Charles D. Urstadt (Class II)     7,190,177          29,873
                  Willing L. Biddle (Class I)       7,190,394          29,656
                  E. Virgil Conway (Class I)        7,191,366          28,714
                  Robert J. Mueller (Class I)       7,193,836          26,214

2. Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending October 31, 2004.:
                    For         Against         Abstain
                   7,179,704     20,502         19,844

3.                Amendment of the Dividend Reinvestment and Share Purchase
                  Plan:
                    For         Against         Abstain        Broker Non-Vote
                   5,348,367    152,849         29,191          1,689,643

4.                Amendment of the Restricted Stock Award Plan:
                    For         Against         Abstain        Broker Non-Vote
                   5,147,510    330,861         52,036           1,689,643

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

                  (b) Reports on Form 8-K:

                       During the quarter ended April 30, 2004, the Registrant filed with the Commission:

                  (1) A Current Report on Form 8-K dated March 11, 2004. Such report referred under Item 12 to a press release published by the Company on setting forth the Company's results of operations for the quarter ended January 31, 2004.

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

                                            URSTADT BIDDLE PROPERTIES INC.
                                             (Registrant)

                                            By /s/ Charles J. Urstadt
                                            -------------------------
                                            Charles J. Urstadt
                                            Chairman and
                                            Chief Executive Officer

                                            By /s/ James R. Moore
                                            ---------------------
                                            James R. Moore
                                            Executive Vice President/
                                            Chief Financial Officer
                                            (Principal Financial Officer
Dated: June 14 2004                         and Principal Accounting Officer)

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