Form 10-Q
period 2004-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2004-09-10
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

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

As of September 8, 2004, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 7,141,701 Common Shares, par value $.01 per share and 18,635,461 Class A Common Shares, par value $.01 per share


THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 20 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 20 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

         Consolidated Balance Sheets - July 31, 2004 and October 31, 2003.

         Consolidated Statements of Income - Three and nine months ended July 31, 2004 and 2003.

         Consolidated Statements of Cash Flows - Nine months ended July 31, 2004 and 2003.

         Consolidated Statements of Stockholders' Equity - Nine months ended July 31, 2004.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.


Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)
                                                                                                     July 31,  October 31,
  ASSETS                                                                                                 2004         2003
                                                                                                         ----         ----

  Real Estate Investments:
      Core properties-- at cost, net of accumulated depreciation                                     $336,030     $330,920
      Non-core properties - at cost, net of accumulated depreciation                                   10,593       11,215
      Mortgage notes receivable                                                                         2,128        2,184
                                                                                                      -------      -------
                                                                                                      348,751      344,319

  Cash and cash equivalents                                                                            23,835       22,449
  Restricted cash                                                                                       1,164        1,098
  Marketable securities                                                                                 4,513        9,532
  Tenant receivables, net of allowances of $1,869 and $1,369, respectively                             10,911        8,815
  Prepaid expenses and other assets                                                                     4,011        3,276
  Deferred charges, net of accumulated amortization                                                     3,148        3,229
                                                                                                     --------     --------
            Total Assets                                                                             $396,333     $392,718
                                                                                                     ========     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Mortgage notes payable                                                                         $107,987     $104,588
      Accounts payable and accrued expenses                                                             1,357        2,743
      Deferred officers' compensation                                                                     480          401
      Other liabilities                                                                                 5,195        5,243
                                                                                                      -------      -------
           Total Liabilities                                                                          115,019      112,975
                                                                                                      -------      -------

  Minority Interests                                                                                    7,320        7,320
                                                                                                        -----        -----

  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100 per
      Share); 150,000 shares issued and outstanding                                                    14,341       14,341
      8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100
      per Share); 400,000 issued and outstanding                                                       38,406       38,406
                                                                                                       ------       ------
          Total Preferred Stock                                                                        52,747       52,747
                                                                                                       ------       ------

  Commitments and Contingencies

  Stockholders' Equity:
  Excess stock, par value $.01 per share; 10,000,000 shares authorized;
     none issued and outstanding                                                                            -            -
  Common stock, par value $.01 per share; 30,000,000 shares authorized;
     7,141,701 and 6,817,771 issued and outstanding shares, respectively                                   71           68
  Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
     18,635,461 and 18,548,453 issued and outstanding shares, respectively                                186          185
  Additional paid in capital                                                                          263,850      258,296
  Cumulative distributions in excess of net income                                                   (35,828)     (33,611)
  Other comprehensive income                                                                              363            -
  Unamortized restricted stock compensation and officers notes receivable                             (7,395)      (5,262)
                                                                                                      -------      -------

       Total Stockholders' Equity                                                                     221,247      219,676
                                                                                                      -------      -------
  Total Liabilities and Stockholders' Equity                                                          $396,333    $392,718
                                                                                                      ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

                                                                            Nine Months Ended            Three Months Ended
                                                                                 July 31,                       July 31,
                                                                                ---------                      ---------
                                                                             2004          2003            2004           2003
                                                                             ----          ----            ----           ----
Revenues:
    Base Rents                                                            $37,686       $33,940         $12,568        $11,947
    Recoveries from tenants                                                10,779         9,348           3,243          3,165
    Lease termination income                                                  542             -               -              -
    Interest and other                                                        582           833             165            301
                                                                           ------        ------          ------         ------
                                                                           49,589        44,121          15,976         15,413
                                                                           ------        ------          ------         ------
Operating Expenses:
    Property operating                                                      8,109         7,566           2,677          2,578
    Property taxes                                                          6,584         5,474           2,200          1,898
    Interest                                                                6,064         6,083           2,065          2,020
    Depreciation and amortization                                           8,322         7,598           2,828          2,665
    General and administrative expenses                                     2,602         2,466             723            658
    Directors' fees and expenses                                              155           134              50             44
                                                                           ------        ------          ------          -----
                                                                           31,836        29,321          10,543          9,863
                                                                           ------        ------          ------          -----

Operating Income before Minority Interests                                 17,753        14,800           5,433          5,550

Minority Interests  in Results of Consolidated Joint Ventures               (275)         (274)            (92)          ( 91)
                                                                           ------        ------           -----          -----

Net Income                                                                 17,478        14,526           5,341          5,459

   Preferred Stock Dividends                                              (3,561)       (1,606)         (1,187)          (932)
                                                                          -------       -------         -------          -----

Net Income Applicable to Common and Class A Common     Stockholders
                                                                          $13,917       $12,920          $4,154         $4,527
                                                                          =======       =======          ======         ======

Basic Earnings per Share:
Common                                                                       $.53          $.49            $.16           $.17
                                                                             ====          ====            ====           ====
Class A Common                                                               $.58          $.54            $.17           $.19
                                                                             ====          ====            ====           ====

Diluted Earnings Per Share:
Common                                                                       $.52          $.48            $.15           $.17
                                                                             ====          ====            ====           ====
Class A Common                                                               $.57          $.54            $.17           $.19
                                                                             ====          ====            ====           ====

Dividends Paid Per Share:
Common                                                                      $.585          $.57           $.195           $.19
                                                                            =====          ====           =====           ====
Class A Common                                                              $.645          $.63           $.215           $.21
                                                                            =====          ====           =====           ====

The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)
                                                                                                    Nine Months Ended July 31,
                                                                                                    2004                 2003
                                                                                                    ----                 ----
Operating Activities:
Net income                                                                                       $17,478              $14,526
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                                  8,322                7,598
    Amortization of restricted stock                                                                 982                  821
    Minority interests                                                                               275                  274
    Increase in tenant receivables                                                               (2,096)              (1,556)
    Decrease in accounts payable and accrued expenses                                            (1,386)                 (76)
    (Increase) Decrease in other assets and other liabilities, net                                 (693)                  751
    Increase in restricted cash                                                                     (66)                    -
                                                                                                  ------               ------
    Net Cash Provided by Operating Activities                                                     22,816               22,338
                                                                                                  ------               ------

Investing Activities:
    Acquisitions of properties                                                                   (6,447)             (83,188)
    Sales of marketable securities                                                                 5,382                8,272
    Improvements to properties and deferred charges                                              (1,394)              (1,820)
    Distributions to limited partners of consolidated joint ventures                               (275)                (274)
    Payments received on mortgage notes receivables                                                   56                1,246
                                                                                                 -------             --------

    Net Cash Used in Investing Activities                                                        (2,678)             (75,764)
                                                                                                 -------             --------

Financing Activities:
    Net proceeds from sale of Series C Preferred Stock                                                 -               38,465
    Sales of additional Common and Class A Common shares                                           2,310                  680
    Dividends paid on Common and Class A Common shares                                          (16,134)             (15,518)
    Dividends paid on Preferred Stock                                                            (3,561)              (1,606)
    Payments on mortgage notes payable                                                           (1,500)              (1,368)
    Repayment of officers notes receivable                                                           133                  312
                                                                                                --------               ------

    Net Cash (Used In) Provided by Financing Activities                                         (18,752)               20,965
                                                                                                --------               ------

Net Increase (Decrease) In Cash and Cash Equivalents                                               1,386             (32,461)
Cash and Cash Equivalents at Beginning of Period                                                  22,449               46,342
                                                                                                  ------               ------

Cash and Cash Equivalents at End of Period                                                       $23,835              $13,881
                                                                                                 =======              =======

Supplemental Cash Flow Disclosures:
     Interest Paid                                                                                $6,064               $6,083
                                                                                                  ======               ======
Supplemental Disclosure of Non-Cash Financing Activities:
     Assumption of mortgage notes payable upon acquisition of properties                          $4,682                   $-
                                                                                                  ======                   ==

The accompanying notes to consolidated financial statements are an integral part of these statements.


URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands,except shares and per share data)

                                                                                                                Unamortized
                                                                                                                 Restricted
                                   Common Stock     Class A Common Stock                                              Stock
                                 ----------------     -----------------                 (Cumulative            Compensation
                                Outstanding          Outstanding          Additional  Distributions     Other  and Officers
                                  Number of     Par    Number of     Par     Paid In   In Excess of  Comprehensive    Notes
                                     Shares   Value       Shares   Value     Capital     Net Income     Income   Receivable    Total
                                     ------   -----       ------   -----     -------     ----------     ------   ----------    -----
Balances - October 31, 2003       6,817,771     $68   18,548,453    $185    $258,296      $(33,611)       $  -  $(5,262)    $219,676
Comprehensive income:
Net income applicable to Common
 and Class A common stockholders          -       -            -       -           -        13,917           -        -       13,917
Unrealized gains  on marketable
 securities                               -       -            -       -           -            -          363        -          363
                                                                                                                                 ---
Total Comprehensive income                                                                                                    14,280
Cash dividends paid:
Common stock ($.585 per share)            -       -            -       -           -        (4,122)          -        -      (4,122)
Class A common  stock
 ($.645 per share)                        -       -            -       -           -       (12,012)          -        -     (12,012)
Sales of shares under dividend
 reinvestment plan                  137,930       1       13,571       -       2,117            -            -        -        2,118
Shares granted under restricted
 stock plan                         175,500       2       58,625       1       3,245            -            -    (3,248)          -
Exercise of stock options            10,500       -       14,812       -         192            -            -        -          192
Amortization of restricted
 stock compensation                       -       -            -       -           -            -            -       982         982
Repayment of officer's
 note receivable                          -       -            -       -           -            -            -       133         133
                                    ---------     ---   ----------    ----    --------    ---------        ----  --------   --------
Balances - July 31, 2004            7,141,701     $71   18,635,461    $186    $263,850    $(35,828)        $363  $(7,395)   $221,247
                                    =========     ===   ==========    ====    ========    =========        ====  ========   ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.        SIGNIFICANT ACCOUNTING POLICIES

Business

Urstadt Biddle Properties Inc. (the Company) is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. As of July 31, 2004, the Company owned or had interests in 34 properties containing approximately 3.4 million square feet of leasable area.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. Control is determined where the joint venture agreement provides that the limited partners: 1) have no rights to participate in or exercise control or management over the respective joint ventures and 2) do not have any financial or operating control over the joint ventures. In certain instances, the limited partners may have protective rights under the partnership agreements regarding the sale or refinance of the respective properties to preserve their federal tax positions for a limited period of time. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine-month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2003. The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates. The balance sheet at October 31, 2003 has been derived from audited financial statements at that date.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                            Nine Months Ended             Three Months Ended
                                                                               July 31,                      July 31,

                                                                           2004           2003            2004            2003
                                                                           ----           ----            ----            ----
Numerator
Net income applicable to common stockholders - basic                     $3,355         $3,064          $1,007          $1,074
Effect of dilutive securities:
  Operating partnership units                                               140            110              45              40
                                                                         ------         ------          ------          ------
Net income applicable to common stockholders - diluted                   $3.495         $3,174          $1,052          $1,114
                                                                         ======         ======          ======          ======

Denominator
Denominator for basic EPS-weighted average common shares                  6,388          6,252           6,439           6,263
Effect of dilutive securities:
  Stock options and awards                                                  339            244             349             266
Operating partnership units                                                  55             55              55              55
                                                                          -----          -----           -----           -----
Denominator for diluted EPS - weighted average common
  equivalent shares                                                       6,782          6,551           6,843           6,584
                                                                          =====          =====           =====           =====

Numerator
Net income applicable to Class A common Stockholders-basic              $10,562         $9,856          $3,147          $3,453
Effect of dilutive securities:
  Operating partnership units                                               135            164              47              51
                                                                        -------        -------          ------          ------
Net income applicable to Class A common Stockholders - diluted          $10,697        $10,020          $3,194          $3,504
                                                                        =======        =======          ======          ======
Denominator
Denominator for basic EPS - weighted average Class A common shares       18,242         18,195          18,253          18,210
Effect of dilutive securities:
  Stock options and awards                                                  274            203             277             220
  Operating partnership units                                               310            310             310             310
                                                                         ------         ------          ------          ------
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                       18,826         18,708          18,840          18,740
                                                                         ======         ======          ======          ======

Marketable Securities

Marketable securities consist of short-term investments and marketable equity securities. Short-term investments consist of investments with original maturities of greater than three months when purchased and are carried at fair value (which approximates cost plus accrued interest). Marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders Equity. At July 31, 2004, other comprehensive income consists of net unrealized gains of $363,000. Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

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

In November 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 which apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has one finite life joint venture which contains a mandatorily redeemable non-controlling interest. At July 31, 2004, the estimated fair value of the minority interest was approximately $2.7 million. The joint venture has a termination date of December 31, 2097.

2.       CORE PROPERTIES

In May 2004, the company purchased four retail properties ("Rye Properties") totaling 38,000 square feet of leasable space for total consideration of $11.0 million. In connection with the acquisition of three of the properties, the Company assumed mortgage loans totaling $4.7 million (with annual interest rates ranging from 7.0% to 7.82%). The assumption of the mortgage loans represent non-cash financing activities and are therefore not included in the accompanying consolidated statements of cash flows. The Company has evaluated the carrying amount of the mortgage loans assumed and adjusted such amounts by $218,000 to reflect their estimated fair values at the date of acquisition.

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

The Company is currently in the process of analyzing the fair market value of in-place leases for the Rye Properties, and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

3.       MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At July 31, 2004, the Company had mortgage notes payable totaling $107,987,000 due in installments over various terms extending to the fiscal year 2012 at fixed rates of interest ranging from 6.29% to 8.375%. The mortgage notes payable are collateralized by thirteen properties having a total net carrying value of approximately $175,370,000 as of July 31, 2004.

The Company has a secured revolving line of credit with a bank which permits borrowings up to $18.125 million. The agreement expires in October 2005 and is secured by first mortgage liens on two properties. Interest on outstanding borrowings is at a variable rate of prime + 1/2% or LIBOR + 1.5%. The agreement requires the Company to maintain certain debt service coverage ratios during its term and provides for a permanent reduction in the revolving credit loan amount of $625,000 annually. The Company also has a $20 million unsecured line of credit which expires in January 2005. Outstanding borrowings bear interest at prime rate + 1/2 or LIBOR + 2 1/2%. Extensions of credit under the arrangement are at the bank's discretion and subject to the bank's satisfaction of certain conditions. There were no borrowings outstanding under either line of credit at July 31, 2004.

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

The Series B Preferred Stock and Series C Preferred Stock contain covenants which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. The Company was in compliance with such covenants at July 31, 2004.

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

5.       STOCKHOLDERS EQUITY

The Company has a restricted stock plan for key employees and directors of the Company. In March 2004, the stockholders of the Company approved an amendment to the plan to increase the number of shares available for issuance from 1,050,000 shares (350,000 shares each of Class A Common stock and Common stock and 350,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common or Common Stock) to 1,650,000 shares of which 350,000 shares are Common shares, 350,000 are Class A Common shares and 950,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common stock or Common stock. In January 2004, the Company awarded 58,625 shares of Class A Common stock and 175,500 shares of Common stock to participants in the restricted stock plan. The shares vest between five and ten years after the date of grant. The market value of shares awarded is recorded as unamortized restricted stock compensation and amortized to expense over the vesting periods. As a result of the 2004 grants, the Company recorded $3,249,000 as unamortized restricted stock compensation in fiscal 2004. As of July 31, 2004, the Company has awarded 685,000 shares of Common stock and 301,125 shares of Class A Common Stock to participants in the plan (of which 21,750 shares each of Common Stock and Class A Common Stock are vested). Dividends on vested and non-vested shares are paid as declared.

The Company has a Dividend Reinvestment and Share Purchase Plan (the "Plan") that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. In March 2004, the stockholders of the Company approved an amendment to the Plan to increase the number of shares available for issuance under the Plan from 750,000 shares of Common Stock and 250,000 shares of Class A Common Stock by 400,000 shares each of Common stock and Class A Common stock. During the nine months ended July 31, 2004, the Company issued 137,930 shares of Common Stock and 13,571 shares of Class A Common Stock (18,370 shares of Common Stock and 14,198 shares of Class A Common Stock in the nine months ended July 31, 2003) through the Plan.

6.        STOCK OPTION PLAN

The Company has a stock option plan whereby 824,093 Common shares and 743,003 Class A Common shares were reserved for issuance to key employees and non-employee Directors of the Company. As of July 31, 2004, options to purchase 37,512 shares of Common shares and 27,921 shares of Class A Common shares, respectively, were outstanding (all outstanding grants are fully vested). Options are granted at fair market value on the date of grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant. There were no grants of stock options in 2004 or 2003. Had compensation cost for stock options granted been determined based on fair value on the grant date consistent with the provisions of SFAS 123, there would have been no effect on the Company's net income and earnings per share in each of the nine month periods ended July 31, 2004 and 2003.

In a prior year, an officer of the Company exercised stock options to purchase shares of Common Stock of the Company. In connection with the exercise, the officer executed a full recourse promissory note equal to the purchase price of the shares. At July 31, 2004, the outstanding balance of the note was $1,300,000. The note, which expires in fiscal 2012, has a 10-year term at an annual interest rate of 6.8%. The shares are pledged as additional collateral for the note. Interest is payable quarterly.

7.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

On September 2, 2004, the Company entered into an amended contract to acquire a shopping center for approximately $49.9 million. The shopping center contains approximately 250,000 square feet of leasable space and is located in the Company's target acquisition market. The Company expects to finance the acquisition from available cash and borrowings on its existing bank lines of credit. The Company anticipates the transaction will close during its fiscal quarter ending October 31, 2004. However, the contract to purchase is subject to various conditions, including customary conditions to close and therefore, there can be no assurance as to when or if the transaction will be completed.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2004, the Company owned or had controlling interests in 34 properties containing a total of 3.4 million square feet of leasable area.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or mortgage notes receivable was impaired at July 31, 2004.

Liquidity and Capital Resources

At July 31, 2004, the Company had cash and cash equivalents of $23.8 million compared to $22.4 million at October 31, 2003.

The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity. The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements in fiscal 2004 and to meet its dividend requirements necessary to maintain its REIT status. Net cash provided by operations for the nine months ended July 31, 2004 amounted to $22.8 million compared to $22.3 million in the comparable period of fiscal 2003. Dividends paid to stockholders of the Company in the nine month periods ended July 31, 2004 and 2003 were $19.7 million and $17.1 million, respectively. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

During fiscal 2002, the Company filed a shelf registration statement on Form S-3 for up to $150 million of debt securities, preferred stock, depository shares, common stock and Class A common stock. As of July 31, 2004, the Company has $62.3 million available for issuance under this shelf registration statement.

Acquisitions

In May 2004, the Company acquired four retail properties. The properties, which total 38,000 square feet of leasable space, were purchased for a total purchase price of $11.0 million. In connection with the acquisition of three of the properties, the Company assumed mortgage loans totaling $4.7 million.

On September 2, 2004, the Company entered into an amended contract to acquire a shopping center for approximately $49.9 million. The shopping center contains approximately 250,000 square feet of leasable space and is located in the Company's target acquisition market. The Company expects to finance the acquisition from available cash and borrowings on its existing bank lines of credit. The Company anticipates the transaction will close during its fiscal quarter ending October 31, 2004. However, the contract to purchase is subject to conditions, including customary conditions to close and therefore, there can be no assurance as to when or if the transaction will be completed.

In the first nine months of fiscal 2003, the Company acquired four retail properties in separate transactions totaling 436,000 square feet of leasable space for an aggregate purchase price of $83.2 million.

Financings

At July 31, 2004, the Company had a $18.125 million secured revolving credit facility with a bank which expires in fiscal 2005. The agreement provides for a permanent reduction in the revolving credit loan amount of $625,000 annually and requires the Company to maintain certain coverage ratios during its term. The Company also has a $20 million unsecured credit line with the same bank, which expires in fiscal 2005. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Both revolving credit lines are available to finance future acquisitions, management and/or development of commercial real estate, to refinance indebtedness and for working capital purposes. There were no borrowings during fiscal 2004 and there were no outstanding borrowings on either line of credit at July 31, 2004.

In May 2003, the Company sold 400,000 shares of Series C Cumulative Preferred Stock (Series C Preferred Stock) for net proceeds of $38.4 million. A portion of the net proceeds was used to acquire retail properties in fiscal 2004 and 2003 and the remaining proceeds are expected to be used to acquire additional income producing properties consistent with the Company's current business strategy and to fund renovations on, or capital improvements in connection with, the Company's existing properties, including tenant improvements. Pending such use of the net proceeds, the Company may use the net proceeds to make investments in short-term income-producing securities.

Borrowings consist of $107,987,000 of fixed rate mortgage notes payable with a weighted average interest rate of 7.2% at July 31, 2004. The mortgage loans are secured by thirteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company may refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

Contractual Obligations

The Company's contractual payment obligations as of July 31, 2004, were as follows (Amounts in thousands):

                                                                      Payments Due by Period

                                                     Total       2004       2005        2006       2007       2008   Thereafter
                                                     -----       ----       ----        ----       ----       ----   ----------
Contractual Obligations:
   Mortgage notes payable                         $107,987       $526     $2,221      $9,014    $11,323    $53,363      $31,540
    Tenant obligations*                                420          -        420           -          -          -            -
                                                  --------       ----     ------      ------    -------    -------      -------
Total Contractual Obligations                     $108,407       $526     $2,641      $9,014    $11,323    $53,363      $31,540
                                                  ========       ====     ======      ======    =======    =======      =======

* Committed tenant-related obligations based on executed leases as of July 31, 2004.

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

Off-Balance Sheet Arrangements

During the nine month period ended July 31, 2004 and the year ended October 31, 2003, the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first nine months of fiscal 2004, the Company spent approximately $1.4 million for capital expenditures principally related to tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company has budgeted an additional $2.5 million for expected capital improvement and leasing costs over the next 12 months. These expenditures may be funded from operating cash flows or borrowings.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the non-core properties of the Company in the normal course of business over a period of several years. The Company intends to sell the non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. At July 31, 2004, the remaining non-core properties total four properties with a net book value of approximately $10.6 million and consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States).

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, FFO:

o does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income)
o should not be considered an alternative to net income as an indication of the Company's performance.

FFO as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the six months ended July 31, 2004 and 2003 (amounts in thousands).

                                                                                          Nine Months Ended July 31,
                                                                                          --------------------------
                                                                                               2004              2003
                                                                                               ----              ----
Net Income applicable to common and class A common stockholders                             $13,917           $12,920

Plus: Real property depreciation                                                              6,372             5,734
         Amortization of tenant improvements and allowances                                   1,572             1,513
         Amortization of deferred leasing costs                                                 378               351
         Minority interests                                                                     275               274
                                                                                            -------           -------

Funds from Operations (Diluted)                                                             $22,514           $20,792
                                                                                            =======           =======
Net Cash Provided by Operating Activities                                                   $22,816          $ 22,338
                                                                                            =======          ========
Net Cash Used in Investing Activities                                                      $(2,678)        $ (75,764)
                                                                                           ========        ==========
Net Cash (Used in) Provided by Financing Activities                                       $(18,752)          $ 20,965
                                                                                          =========          ========

Results of Operations

Comparison of the nine months and three months ended July 31, 2004 to the nine months and three months ended July 31, 2003.

Revenues

Base rents increased 11.0% to $37,686,000 in the nine months ended July 31, 2004 compared to $33,940,000 in the corresponding period of fiscal 2003. For the three months ended July 31, 2004, base rents increased 5.2% to $12,568,000 from $11,947,000 in the corresponding period in fiscal 2003. The increase in base rents in both periods reflects the additional base rents from four properties acquired in fiscal 2003. The acquisitions of these properties increased base rents incrementally by $2.6 million and $450,000, respectively in the nine month and three month periods ended July 31, 2004 over the corresponding periods in fiscal 2003. In addition, base rents increased by $211,000 in the third quarter of 2004 as the result of the acquisition of the Rye Properties during this quarter. Base rents increased during the nine month period ended July 31, 2004 by approximately $863,000 from the effect of new leasing and renewals of expiring leases at generally higher base rental rates.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 15.3% for the nine month period ended July 31, 2004 compared to the corresponding period in fiscal 2003. The increase in recoveries from tenants includes amounts attributable to properties acquired in fiscal 2003 which increased this component of revenues by $962,000 in the nine months ended July 31, 2004 compared to the corresponding period in fiscal 2003. For the three months ended July 31, 2004 recoveries from tenants was unchanged compared to the corresponding period in fiscal 2003.

For the first nine months of fiscal 2004, the Company leased or renewed approximately 236,000 square feet of space. Leases totaling approximately 250,000 square feet of space (8% of total portfolio square footage) are scheduled to expire through the end of fiscal year 2005. At July 31, 2004, the Company's real estate portfolio was 97% leased. The core properties were 98% leased, an increase of approximately 1% since the beginning of the year.

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

The Company's single largest real estate investment is its 90% interest in Ridgeway Shopping Center (a consolidated joint venture) located in Stamford, Connecticut. Ridgeway's revenues represented approximately 15.6% or $7.8 million of the Company's total revenue during the nine months ended July 31, 2004 compared to 17% or $7.5 million during the nine months ended July 31, 2003. The property was approximately 99% leased at July 31, 2004.

Lease termination income of $542,000 in the nine month period ended July 31, 2004 consists of a lease cancellation payment of $230,000 from a tenant who terminated during the first quarter and a payment of $312,000 received in settlement of a bankruptcy action of a former tenant.

Interest income in the nine month and three month periods ended July 31, 2004 decreased from the same periods in fiscal 2003 from the utilization of cash to acquire properties in fiscal 2003 and 2004 and the repayment of 12.5% promissory note receivable in the principal amount of approximately $1.2 million in the third quarter of 2003.

Expenses

Property operating expenses increased to $8.1 million or 7.2 % in the nine month period ended July 31, 2004 compared to $7.6 million in the corresponding period last year. Operating expenses include the property expense of recently acquired properties which increased operating expenses by $712,000. Property operating expenses for properties owned in the nine month and three month periods ended July 31, 2004 decreased $170,000 and $93,000 due to savings in snow removal costs this year.

Property taxes increased to $6.6 million or 20.3% in the nine month period ended July 31, 2004 compared to the same period in the previous year. Recently acquired properties increased property taxes incrementally by $554,000 in fiscal 2004. Property taxes for properties owned in the nine month and three month periods ended July 31, 2004 increased by $556,000 and $178,000 respectively from higher real estate tax assessment rates at several of the Company's properties in fiscal 2004. The Company anticipates that it may continue to experience increases in property tax assessment rates at its properties which may increase the Company's property tax expense.

Depreciation and amortization expense increased $724,000 and $163,000 in the nine month and three month periods ended July 31, 2004, compared to the same periods last year from additional depreciation on recent property acquisitions.

General and administrative expense increased by $136,000 and $65,000 in the nine month and three month periods ended July 31, 2004 due primarily to higher compensation expense.

Inflation

The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling the Company to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon renewal at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

Environmental Matters

Based upon management's ongoing review of its Properties, management is not aware of any environmental condition with respect to any of the Company's properties which would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (a) the discovery of environmental conditions, which were previously unknown, (b) changes in law,
(c) the conduct of tenants or (d) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which would adversely affect the Company's financial condition and results of operations.

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

The Company had no borrowings during fiscal 2004 or fiscal 2003 which were subject to variable rates of interest.

During the nine month periods ended July 31, 2004 and 2003, the Company did not refinance any of its mortgage notes payable or borrow under its secured or unsecured lines of credit arrangements at variable rates of interest.

The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Item 4  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure and controls procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed,summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

During the third quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                 (b)   Reports on Form 8-K:

                 During the quarter ended July 31, 2004, the Company filed with the Commission:

                 (1) A Current Report on Form 8-K dated June 16, 2004. Such report referred under Item 12 to a press release published by the Company on setting forth the Company's results of operations for the quarter ended April 30, 2004.

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

                                              URSTADT BIDDLE PROPERTIES INC.
                                               (Registrant)

                                              By  /s/ Charles J. Urstadt
                                              Charles J. Urstadt
                                              Chairman and
                                              Chief Executive Officer

                                              By /s/ James R. Moore
                                              James R. Moore
                                              Executive Vice President/
                                              Chief Financial Officer
                                              (Principal Financial Officer
Dated: September 10, 2004                    and Principal Accounting Officer)

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