Form 10-K
period 2004-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2005-01-14
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                             ended October 31, 2004
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

  8.50 % Series C Senior Cumulative Preferred Sto       New York Stock Exchange

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                           Yes    x          No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 2004: Common Shares, par value $.01 per share $42,077,048; Class A Common Shares, par value $.01 per share $246,609,486.

     Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 4, 2005 (latest date practicable): 7,189,991 Common Shares, par value $.01 per share, and 18,649,008 Class A Common Shares, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 9, 2005 (certain parts as indicated herein) (Part III).

                                TABLE OF CONTENTS


Form 10-K
Item No.                                                                   Page
                                     PART I

1.    Business                                                                3

2.    Properties                                                              9

3.    Legal Proceedings                                                      11

4.    Submission of Matters to a Vote of Security Holders                    11

                                     PART II

5.    Market for the Registrant's Common Equity and Related
      Shareholder Matters                                                    12

6.    Selected Financial Data                                                14

7.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                          15

7(A). Quantitative and Qualitative Disclosures about Market Risk             24

8.    Financial Statements and Supplementary Data                            24

9.    Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                                 24

9(A). Controls and Procedures                                                24

9(B). Other Information                                                      24

                                    PART III

10.   Directors and Executive Officers of the Registrant                     25

11.   Executive Compensation                                                 25

12.   Security Ownership of Certain Beneficial Owners and Management         26

13.   Certain Relationships and Related Transactions                         26

14.   Principal Accountant Fees and Services                                 26

                                     PART IV

15.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K      31

Signatures

                                     PART I
Forward-Looking Statements

This Annual Report on Form 10-K, of Urstadt Biddle Properties Inc. (the "Company"), contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risk, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company's properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC") or otherwise publicly disseminated by the Company.

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

At October 31, 2004, the Company owned or had an equity interest in thirty-four properties comprised of neighborhood and community shopping centers, office and retail buildings and service and distribution facilities located in nine states throughout the United States, containing a total of 3.5 million square feet of gross leasable area. For a description of the Company's individual investments, see Item 2.

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

The Company may from time to time enter into arrangements for the acquisition of properties with unaffiliated property owners through the issuance of units of limited partnership interests in entities that the Company controls. These units may be redeemable for cash or for shares of the Company's Common stock or Class A Common stock. The Company believes that this acquisition method may permit the Company to acquire properties at prices from property owners wishing to enter into tax-deferred transactions.

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the thirty-four properties in the Company's portfolio, thirty properties are considered core properties consisting of twenty-five retail properties and five office buildings (including the Company's executive headquarters). At October 31, 2004, these properties contained in the aggregate 2.7 million square feet of gross leasable area. The Company's core properties collectively had 471 tenants providing a wide range of products and services. Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants. At October 31, 2004, the core properties were 99% leased. The Company believes the core properties are adequately covered by insurance. No single tenant comprises more than 4% of total annual base rents of the Company's core properties.

The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2004.

                                   Number             % of Total
                                     of          Annual Base Rent of
            Tenant                 Stores          Core Properties
 The Stop & Shop Co.                  2                  4.0%
 Bed, Bath, and Beyond                1                  2.6%
 Marshall's                           2                  2.3%
 ShopRite Supermarkets                2                  2.3%
 Toys `R' Us                          1                  2.3%
 Christmas Tree Shops                 1                  2.0%
 Big Y Foods                          1                  1.9%
 Borders Inc                          1                  1.9%
 Shaw's Supermarkets                  1                  1.7%
 Burlington Coat Factory              2                  1.5%
                                                         ----
                                                        22.5%

The Company's single largest real estate investment is its 90% interest in the Ridgeway Shopping Center ("Ridgeway"). Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 369,000 square feet of gross leasable space. It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2004, Ridgeway revenues represented approximately 15.4% of the Company's total revenues and approximately 22.7% of the Company's total assets at October 31, 2004. The loss of this center or a material decrease in revenues from the center might have a material adverse effect on the Company.

As of October 31, 2004, Ridgeway was 99% leased. The property's largest tenants are: The Stop & Shop Company (a division of Ahold), occupying 60,000 square feet of space in the property, and Bed, Bath and Beyond, a retailer occupying 47,000 square feet of space. Other than The Stop & Shop Company (19%), Bed Bath & Beyond (14%) and Marshall's Inc, a division of the TJX Companies (10%), no other tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2004 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

 Year of            Number of       Square      Minimum      Base Rent
 Expiration      Leases Expiring    Footage    Base Rentals      (%)
 2005                1               2,375       $120,000        1.3%
 2006                2               4,642        146,000        1.6%
 2007                4               9,400        333,000        3.7%
 2008               12              70,216      1,874,000       20.7%
 2009                1               1,404         77,000        0.9%
 2010                3              39,540        612,000        6.8%
 2011                1               3,040         99,000        1.1%
 2012                4              21,567        654,000        7.2%
 2013                3              60,676      1,491,000       16.5%
 2014                2               4,558        134,000        1.5%
Thereafter           4             151,210      3,500,000       38.7%
                     -             -------      ---------       -----
Total               37             368,628     $9,040,000      100.0%
                    ==             =======     ==========      ======

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

In November 2004, the Company sold a 70,000 square foot shopping center in Farmingdale, New York for a sale price of $9.75 million realizing a net gain on the sale of approximately $5.7 million.

On December 22, 2004, the Company contracted to purchase four retail properties totaling approximately 73,000 square feet in New York for an aggregate purchase price of $18 million.

On January 7, 2005, the Company acquired the Dock Shopping Center, a 269,000 square foot shopping center in Stratford, Connecticut for $50.25 million excluding closing costs. The property was acquired from an unaffiliated third party and funded with available cash and borrowings of $17.5 million under the Company's secured line of credit. The Property is 97% leased and is anchored by a 60,000 square foot Stop & Shop supermarket.

Non-Core Properties

In a prior year, the Board of Directors of the Company expanded and refined the strategic objectives of the Company to concentrate the real estate portfolio into one of primarily retail properties located in the Northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years given prevailing market conditions and the characteristics of each property.

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

At October 31, 2004, the Company's non-core properties consisted of one office building containing 202,000 square feet of GLA, one retail property totaling 126,000 square feet and two industrial facilities with a total of 447,000 square feet of GLA. The non-core properties collectively had 6 tenants and were 92% leased at October 31, 2004.

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

At October 31, 2004, the Company also holds two fixed rate mortgage notes with a total book value of $2,109,000. The mortgages are secured by retail properties that were previously owned by the Company.

Financing Strategy

The Company intends to continue to finance acquisitions and property improvements and/or expansions with the most advantageous sources of capital which it believes are available to the Company at the time, and which may include the sale of common or preferred equity through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, and the reinvestment of proceeds from the disposition of assets. The Company's financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, and (ii) minimizing its exposure to interest rate risk represented by floating rate debt.

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

Since the Company's industrial properties are net leased under long-term lease arrangements that are not due to expire in the next twelve months, the Company does not currently face any immediate competitive re-leasing pressures with respect to such properties.

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties. Three of the Company's non-core properties are net leased to tenants under long-term lease arrangements, in which case, property management is provided by the tenants. An independent property management company manages the Company's non-core office property. The Company supervises the property management company that manages the property.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut. It occupies approximately 5,000 square feet in a two-story office building owned by the Company. The Company has 26 employees. The Company believes that its relationship with its employees is good.

Company Website

All of the Company's filings with the Securities and Exchange commission, including the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at the Company's website at www.ubproperties.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission's website at www.sec.gov. Alternatively, the Company will provide paper copies of its filings free of charge upon request.

Code of Ethics and Whistleblower Policies

During 2004, the Company's Board of Directors adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Financial Officer and Controller and a Code of Business Conduct and Ethics applicable to all employees. Copies of these documents are available in the Investor Relations section of the Company's website. The Board of Directors also maintains procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and for the submission by employees of the Company, on a confidential and anonymous basis, of concerns regarding questionable accounting or auditing matters. Persons desiring to contact the Company, the Audit Committee of the Board of Directors or the non-management Directors as a group may do so by writing to the desired party c/o Secretary, Urstadt Biddle Properties Inc., 321 Railroad Avenue, Greenwich, CT 06830. Any such correspondence marked "confidential" will not be opened by the Secretary.

Financial Information About Industry Segments

The Company operates in one industry segment, ownership of commercial real estate properties, which are located principally in the northeastern United States. Management reviews operating and financial data for each property separately and independently from all other properties when making resource allocation decisions and measuring performance.

Item 2.    Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2004. Except as otherwise noted, all core properties are 100% owned by the Company.

                                                                      Gross               Number
                                Year         Year         Year      Leasable               of
         Location             Renovated    Completed    Acquired     Sq Feet     Acres    Tenants  Leased   Principal Tenant
         --------             ---------    ---------    --------     -------     -----    -------  ------   ----------------
Retail Properties:
               Stamford, CT (1) 1997         1950         2002         369,000     13.6     37      99%  Stop & Shop Supermarket
            Springfield, MA     1996         1970         1970         323,000     26.0     30      97%  Big Y
                Meriden, CT     2001         1989         1993         313,000     29.2     25     100%  Shop Rite Supermarket
                Danbury, CT       -          1989         1995         194,000     19.3     21     100%  Christmas Tree Shops
           White Plains, NY     1994         1958         2003         185,000      3.5      9     100%  Toys "R" Us
       Briarcliff Manor, NY (1) 2000         1978         1998         161,000     11.4     31      99%  Stop & Shop Supermarket
                 Somers, NY       -          2002         2003         135,000     26.0     27      99%  Home Goods, New York
                                                                                                              Sports Club
                 Carmel, NY     1999         1983         1995         126,000     19.0     17      99%  Shop Rite Supermarket
                  Wayne, NJ     1992         1959         1992         102,000      9.0     45      99%  A&P Supermarket
              Newington, NH     1994         1975         1979         102,000     14.3      8      97%  Linens `N Things, Outback
                 Darien, CT     1992         1955         1998          95,000      9.5     19     100%  Shaw's Supermarket
                 Somers, NY       -          1991         1999          78,000     10.8     34      99%  Gristede's Supermarket
                 Orange, CT       -          1990         2003          78,000     10.0     10     100%  Seaman's Furniture

            Farmingdale, NY (2) 1993         1981         1993          70,000      5.6     14     100%  King Kullen Supermarket
            Eastchester, NY (1) 2002         1978         1997          70,000      4.0     11     100%  Food Emporium (Division
                                                                                                              of A&P)
             Ridgefield, CT     1999         1930         1998          51,000      2.1     48      95%  Chico's
      Rye, NY (4 buildings)                 Various       2004          40,000      1.0     20      91%  Cosi
               Westport, CT       -          1986         2003          38,000      3.0     10     100%  Pier One Imports
       Briarcliff Manor, NY       -          1975         2001          38,000      1.0     18      98%  Dress Barn
                Danbury, CT       -          1988         2002          33,000      2.7      5      95%  Boston Billiards, Sleepys
       Briarcliff Manor, NY     2001         1981         1999          29,000      4.0      3     100%  Party Plus Warehouse
                 Somers, NY       -          1987         1992          19,000      4.9     12     100%  Putnam County Savings Bank
         Office Properties:
              Greenwich, CT       -          1983         1998          19,000      1.0      2     100%  Greenwich Hospital
              Greenwich, CT       -          1977         2001          11,000      0.4      4     100%  Glenville Medical Center

              Greenwich, CT       -          1983         1993          10,000      0.2      3     100%  Urstadt Biddle Properties
              Greenwich, CT     1983         1953         1994          10,000      0.2      4      97%  Prescott Investors
              Greenwich, CT       -          1978         2000           9,000      1.0      4     100%  Insurance Center of
                                                                     ---------              ---          Greenwich
                                                                     2,708,000              471
                                                                     =========              ===

(1) The Company has a general partnership interest in this property.
(2) Property sold November 15, 2004.

 Non-Core Properties

In a prior year, the Board of Directors of the Company expanded and refined the strategic objectives of the Company to concentrate the real estate portfolio into one of primarily retail properties located in the Northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years given prevailing market conditions and the characteristics of each property.

At October 31, 2004, the Company's non-core properties consisted of one office building, containing 202,000 square feet of GLA, one retail property containing 126,000 square feet and two industrial facilities with a total of 447,000 square feet of GLA. The non-core properties collectively had 6 tenants and were 92% leased at October 31, 2004.


The following table sets forth information concerning each non-core property at October 31, 2004. The non-core properties are 100% owned by the Company.

                     Year           Year      Year          Rentable               # of
      Location       Renovated    Completed    Acquired    Square Feet     Acres   Tenants   Leased   Principal Tenant

   Southfield, MI        -          1973         1983        202,000        7.8       2         70%   Arcadis

      Tempe, AZ         2000        1970         1970        126,000        8.6       2        100%   Mervyn's, Inc.

     Dallas, TX         1989        1970         1970        255,000       14.5       1        100%   DaimlerChrysler Corporation

    St. Louis, MO       2000        1970         1970        192,000       16.0       1        100%   DaimlerChrysler Corporation
                                                             -------                  -
                                                             775,000                  6
                                                             =======                  =
   Total Portfolio                                         3,483,000                 477
                                                           =========                 ===

Lease Expirations - Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for the leases in place as of October 31, 2004, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease        Number of Leases        Square Footage of          Percentage of Total
 Expiration              Expiring            Expiring Leases           Occupied Square Feet

2005 (1)                80                   256,389                       7.58%
2006                    53                   160,535                       4.75%
2007                    56                   375,060                      11.09%
2008                    54                   451,240                      13.34%
2009                    60                   455,267                      13.46%
2010                    30                   237,426                       7.02%
2011                    28                   365,552                      10.81%
2012                    44                   276,086                       8.16%
2013                    25                   130,016                       3.84%
2014                    19                    95,917                       2.84%
Thereafter              28                   579,147                      17.11%
                       ---                 ---------                     -------
Total                  477                 3,382,635                     100.00%
                       ===                 =========                     =======

(1) Represents lease expirations from November 1, 2004 to October 31, 2005 and month-to-month leases.

Item  3.     Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2004.

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Shareholder Matters.

(a) Price Range of Common Shares

Shares of Common stock and Class A Common stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA", respectively. The following table sets forth the high and low closing sales prices for the Company's Common stock and Class A Common stock during the fiscal years ended October 31, 2004 and 2003 as reported on the New York Stock Exchange:

                                                   Fiscal Year Ended                 Fiscal Year Ended
Common shares:                                     October 31, 2004                   October 31, 2003
--------------                                     ----------------                ------------------------
                                                   Low             High             Low             High
                                                   ---             ----             ---             ----
First Quarter                                    $13.15           $14.00           $11.00          $12.70
Second Quarter                                   $13.00           $15.10           $11.95          $13.03
Third Quarter                                    $12.91           $14.70           $12.70          $13.80
Fourth Quarter                                   $13.75           $15.85           $12.60          $13.40

                                                     Fiscal Year Ended                Fiscal Year Ended
Class A Common shares:                               October 31, 2004                 October 31, 2003
---------------------                              Low             High            Low             High
                                                   ---             ----            ---             ----
First Quarter                                     $13.63          $14.94          $10.85          $11.72
Second Quarter                                    $13.88          $16.60          $11.00          $12.54
Third Quarter                                     $12.60          $15.55          $12.15          $13.80
Fourth Quarter                                    $13.75          $16.81          $13.10          $14.30

(b) Approximate Number of Equity Security Holders

At January 4, 2005 (latest date available), there were 1,275 shareholders of record of the Company's Common stock and 1,290 shareholders of record of the Class A Common stock.

(c) Dividends Declared on Common stock and Class A Common stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2004 and 2003:

Dividends Paid Per:                 Common Share                                Class A Common Share
                                        Ordinary                                      Ordinary
                         Gross Dividend  Income      Non Taxable        Gross Dividend  Income       Non Taxable
 Dividend Payment Date   Paid Per Share Distribution Distribution       Paid Per Share Distribution  Distribution
 ---------------------   -------------- ------------ ------------       -------------- ------------  ------------
January 16, 2004           $.195         $.178        $.017               $.215         $.196        $.019
April 16, 2004             $.195         $.178        $.017               $.215         $.196        $.019
July 16, 2004              $.195         $.178        $.017               $.215         $.196        $.019
October 15, 2004           $.195         $.178        $.017               $.215         $.196        $.019
                           -----         -----        -----               -----         -----        -----
                           $ .78         $.712        $.068               $ .86         $.784        $.076
                           =====         =====        =====               =====         =====        =====


Dividends Paid Per:        Common Share                                Class A Common Share
                                        Ordinary                                      Ordinary
Dividend Payment       Gross Dividend    Income                       Gross Dividend    Income
                       Paid Per Share   Distribution                  Paid Per Share  Distribution
                       --------------   ------------                  --------------  ------------
January 17, 2003            $.19          $.19                             $.21         $.21
April 18, 2003              $.19          $.19                             $.21         $.21
July 18, 2003               $.19          $.19                             $.21         $.21
October 17, 2003            $.19          $.19                             $.21         $.21
                            ----          ----                             ----         ----
                            $.76          $.76                             $.84         $.84
                            ====          ====                             ====         ====

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 2004, the Company made distributions to stockholders aggregating $.78 per Common share and $.86 per Class A Common share. On December 15, 2004, the Company's Board of Directors approved the payment of a quarterly dividend payable January 17, 2005 to stockholders of record on January 5, 2005. The quarterly dividend rates were declared in the amounts of $.20 per Common share and $.22 per Class A Common share.

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

(d)      Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to securities authorized for issuance under the Company's equity compensation plans will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2005.

(e)      Recent Sales of Unregistered Securities

None

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,                                         2004            2003            2002             2001           2000
                                                               ----            ----            ----             ----           ----
Balance Sheet Data:
Total Assets                                               $394,917        $392,639        $353,562         $218,292       $180,727
                                                           ========        ========        ========         ========       ========
 Mortgage Notes Payable                                    $107,443        $104,588        $106,429          $47,115        $49,928
                                                           ========        ========        ========          =======        =======
Preferred Stock                                             $52,747         $52,747         $14,341          $33,462        $33,462
                                                            =======         =======         =======          =======        =======
Operating Data:
Total Revenues (Note 1)                                     $64,916        $ 59,153         $43,198          $35,048        $30,087
                                                            =======        ========         =======          =======        =======
Total  Operating  Expenses and  Minority  Interest
(Note 1)                                                    $41,962        $ 39,353         $29,227          $25,974        $22,943
                                                            =======        ========         =======          =======        =======
Income from Continuing Operations                           $22,954        $ 19,800         $13,971           $9,074        $ 7,144
                                                            =======        ========         =======           ======        =======
Other Data :
Net Cash Provided by Operating Activities                   $30,744        $ 31,176         $18,532          $21,308        $14,262
                                                            =======        ========         =======          =======        =======
Net Cash Used in Investing Activities                      $(2,416)       $(69,818)       $(64,960)        $(11,394)      $ (3,713)
                                                           ========       =========       =========        =========      =========
Net Cash (Used in)  Provided by
Financing Activities                                      $(24,837)        $ 14,749         $59,023          $22,040     $ (11,436)
                                                          =========        ========         =======          =======     ==========
Per Share Data:
Net Income from Continuing Operations - Basic:
    Class A Common Stock                                      $ .75            $.72            $.86            $ .99           $.55
    Common Stock                                              $ .69            $.65            $.77            $ .89           $.49

Net Income from Continuing Operations - Diluted:
    Class A Common Stock                                       $.75            $.71            $.84             $.95           $.54
    Common Stock                                               $.68            $.64            $.75             $.86           $.49

Cash Dividends on:
    Class A Common Stock                                       $.86            $.84            $.82             $.80           $.78
    Common Stock                                               $.78            $.76            $.74             $.72           $.70
                                                               ----            ----            ----             ----           ----
Total                                                         $1.64           $1.60           $1.56            $1.52          $1.48
                                                              =====           =====           =====            =====          =====

Note 1:  Does not include amounts reflected in Discontinued Operations

Funds from Operations (Note 2)                              $29,813        $ 27,964         $24,144          $14,611        $11,914
                                                            =======        ========         =======          =======        =======

Note 2: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures. For a reconciliation of net income and FFO, see Management's Discussion and Analysis on page 15. FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance. However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a further discussion of FFO, see Management's Discussion and Analysis on page 15.

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

Overview

The Company, a REIT, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2004, the Company owned or had controlling interests in 34 properties containing a total of 3.5 million square feet of GLA of which approximately 97% was leased at October 31, 2004.

The Company focuses on increasing cash flow and, consequently, the value of its properties and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

Key elements of the company's growth strategies and operating policies are to:

|1|   Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in
      Fairfield County, Connecticut, and Westchester and Putnam
      Counties, New York
|2|   Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
|3| Selectively dispose of non-core assets and re-deploy the proceeds into properties located in the Company's preferred region
|4| Increase property values by aggressively marketing available GLA and renewing existing leases
|5| Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
|6| Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
|7|   Control property operating and administrative costs

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts and mortgage notes receivable is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers. Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs. Adjustments are also made throughout the year to tenant receivables and the related cost recovery income based upon the Company's best estimate of the final amounts to be billed and collected. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

Real Estate

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

The amounts to be capitalized as a result of an acquisition and the periods over which the assets are depreciated or amortized are determined based on estimates as to fair value and the allocation of various costs to the individual assets. The Company allocates the cost of an acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its acquisitions. The valuation of the fair value of intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases. This market value is determined by considering factors such as the tenant's industry, location within the property and competition in the specific region in which the property operates. Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation. These assessments have a direct impact on the Company's net income.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

 Buildings                                                          30-40 years
 Property Improvements                                              10-20 years
 Furniture/Fixtures                                                  3-10 years
 Tenant Improvements                       Shorter of lease term or useful life

Assessments by the Company of certain other lease related costs are made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at October 31, 2004.

Liquidity and Capital Resources

At October 31, 2004, the Company had unrestricted cash and cash equivalents of $25.9 million compared to $22.4 million in 2003. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2005 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2004, 2003 and 2002, net cash provided by operations amounted to $30.7 million, $31.2 million and $18.5 million, respectively. Cash dividends paid increased to $26.3 million in 2004 compared to $23.5 million in 2003 and $16.4 million in 2002. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

Financings and Debt

During fiscal 2002, the Company filed a shelf registration statement on Form S-3 for up to $150 million of debt securities, preferred stock, depository shares, common stock and Class A common stock. As of October 31, 2004, the Company has $62.3 million available for issuance under this shelf registration statement.

In May 2003, the Company sold 400,000 shares of a new issue of Series C Cumulative Preferred Stock (Series C Preferred Stock) for net proceeds of $38.4 million. The Series C Preferred Stock issue entitles the holders to a 8.5% cumulative dividend. The Company used a portion of the proceeds to purchase retail properties in 2004 and 2003. The Company intends to use the balance of the proceeds for property acquisitions during fiscal 2005.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

Mortgage notes payable consist of $107,443,000 of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.48% at October 31, 2004. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company anticipates that it will make principal mortgage payments due in fiscal 2005 from available cash. The Company expects to refinance a majority of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

At October 31, 2004, the Company had a secured revolving credit facility with a bank which expires in October 2005 and allows for borrowings up to $17.5 million. The secured credit line is collateralized by two properties having a net book value of $28.5 million at October 31, 2004. The Company intends to seek renewal of the facility at its scheduled expiration. The Company also has a $20 million unsecured revolving line of credit with the same bank which was scheduled to expire in January 2005. In December 2004, the Company extended the unsecured credit line for an additional one year period. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Both revolving credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. There were no borrowings on either credit line during the year and there were no outstanding borrowings at October 31, 2004.

Contractual Obligations

The Company's contractual payment obligations as of October 31, 2004, were as follows (amounts in thousands):

                                                                  Payments Due by Period
 ------------------------------------------------------------------------------------------------------------------------
                                     Total       2005         2006         2007         2008         2009     Thereafter
                                     -----       ----         ----         ----         ----         ----     ----------
 Mortgage notes payable              $107,443     $2,247        $9,040      $11,348      $53,392     $17,754      $13,662
 Tenant obligations*                    1,843      1,034           809            -            -           -            -
                                     --------     ------        ------      -------      -------     -------      -------
Total Contractual Obligations        $109,286     $3,281        $9,849      $11,348      $53,392     $17,754      $13,662
                                     ========     ======        ======      =======      =======     =======      =======

*Committed tenant-related obligations based on executed leases as of October 31, 2004.

The Company has various standing or renewable service contracts with vendors related to its property management. In addition, the Company also has certain other utility contracts entered into in the ordinary course of business which may extend beyond one year, which very based on usage. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally one year or less.

Off-Balance Sheet Arrangements
..
During the twelve month periods ended October 31, 2004 and 2003, the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In each of the three years ended October 31, 2004, the Company incurred approximately $2.8 million for capital expenditures for property improvements and tenant allowances and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur an additional $5 million for expected capital improvements and leasing costs in fiscal 2005. These expenditures are expected to be funded from operating cash flows or borrowings.

Acquisitions and Sales

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States.

In fiscal 2004, the Company acquired four retail properties totaling 40,000 square feet of leasable space, for a total purchase price of $11.0 million. In connection with the acquisition of three of the properties, the Company assumed mortgage loans totaling $4.7 million.

In fiscal 2003, the Company acquired four properties totaling 436,000 square feet in separate transactions for approximately $83 million. The properties were purchased with cash raised from sales of equity securities and consisted of: the Westchester Pavilion in White Plains, New York, for $39.9 million, the Orange Meadows Shopping Center in Orange, Connecticut, for $11.3 million, the Greens Farms Plaza in Westport, Connecticut, for $10.1 million and seven retail building units in Somers Commons in Somers, New York for $21.7 million.

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

Shortly after the close of fiscal 2004, the Company sold its Farmingdale, New York property for $9.75 million. The proceeds are expected to be used to acquire additional properties in the Company's target acquisition area.

On December 22, 2004, the Company contracted to purchase four retail properties totaling 73,000 square feet in New York for an aggregate purchase price of $18 million.

On January 7, 2005, the Company acquired a 269,000 square foot shopping center located in Stratford, Connecticut for $50.25 million, excluding closing costs. The acquisition was funded with available cash and borrowings of $17.5 million under the Company's secured line of credit.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. There were no sales of non-core properties during fiscal 2004. At October 31, 2004, the four non-core properties have a net book value of approximately $10.7 million.

Funds from Operations

The Company considers Funds from Operations ("FFO") to be an additional measure of an equity REIT's operating performance. The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property plus real estate related depreciation and amortization, and after adjustments for unconsolidated joint ventures.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, FFO:
         Does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income)

         Should not be considered an alternative to net income as an indication of the Company's performance.

FFO as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2004 (amounts in thousands).

                                                                                               Year Ended October 31,
                                                                                               ----------------------
                                                                                          2004          2003          2002
                                                                                          ----          ----          ----
Net Income Applicable to Common and Class A Common Stockholders                         $ 18,566      $ 17,576      $ 16,080

Plus:  Real property depreciation                                                          8,547         7,831         5,459
          Amortization of tenant improvements and allowances                               2,175         2,088         2,088
          Amortization of deferred leasing costs                                             525           469           517
                                                                                        --------      --------      --------
Funds from Operations Applicable to Common and Class A Common Stockholders              $ 29,813      $ 27,964      $ 24,144
                                                                                        ========      ========      ========
Net Cash Provided by (Used in):
Operating Activities                                                                    $ 30,744      $ 31,176      $ 18,532
                                                                                        ========      ========      ========
Investing Activities                                                                    $(2,416)      $(69,818)     $(64,960)
                                                                                        ========      ========      ========
Financing Activities                                                                   $(24,837)      $ 14,749      $ 59,023
                                                                                       =========      ========      ========

FFO increased by 6.6% to $29.8 million in fiscal 2004 compared to $28.0 million in fiscal 2003. This increase is attributable to an increase in net income from continuing operations resulting from an increase in overall property operating income and recent property acquisitions.

Results of Operations

Fiscal 2004 vs. Fiscal 2003

Revenues

Base rents increased 8.3% to $49.7 million in fiscal 2004 from $45.9 million in fiscal 2003. The increase in base rents reflects the additional base rents from four properties acquired in fiscal 2003. The acquisitions of these properties increased base rents incrementally by $3.2 million in fiscal 2004. In addition, base rents increased by $584,000 in fiscal 2004 from the effect of new leasing and renewals of expiring leases at generally higher base rental rates.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 13.7% in fiscal 2004 compared to fiscal 2003. The increase in recoveries from tenants includes amounts applicable to properties acquired in fiscal 2003 which increased this component of revenues by $888,000 in fiscal 2004 compared to fiscal 2003. Recoveries from tenants for properties owned in both 2004 and 2003 increased by $779,000 due to higher tenant recovery rates and property tax recoveries.

In fiscal 2004, the Company leased or renewed approximately 284,000 square feet of space or 10.5% of total core property GLA. At October 31, 2004, the Company's core properties were 99% leased, an increase of approximately 2% since the beginning of the year.

The Company's non-core office building property in Southfield, Michigan was approximately 30% vacant at October 31, 2004. The office leasing market in this region of the country continues to be weak and the Company is aggressively marketing the vacant space. A tenant who currently leases 41,000 sf of space in the building is not expected to renew its lease upon expiration in December 2004.

The Company's single largest real estate investment is its 90% ownership interest in Ridgeway Shopping Center (a consolidated joint venture) located in Stamford, Connecticut. Ridgeway's revenues represented approximately 15.4% or $10.2 million of total consolidated revenues in fiscal 2004 compared to 16.4% or $9.9 million in fiscal 2003. The property was 99% leased at October 31, 2004.

Lease termination income of $577,000 in fiscal 2004 consists of a lease cancellation payment of $265,000 from a tenant who terminated during the year and a payment of $312,000 received in settlement of a bankruptcy action of a former tenant.

Interest income in fiscal 2004 decreased from the prior year from the utilization of cash to purchase properties in both fiscal 2004 and 2003 and the repayment of a $1.2 million note receivable in fiscal 2003.

Expenses

Property operating expenses increased 2.2% to $10.2 million in fiscal 2004 from $10.0 million last year. Property expenses of recently acquired properties increased operating expenses by $557,000 in fiscal 2004. Operating expenses for properties owned in both 2004 and 2003 decreased by $358,000 from lower snow removal costs and repairs and maintenance expenses.

Property taxes increased to $8.6 million or 16.5% in fiscal 2004 compared to 2003. New properties increased property taxes by $628,000 in fiscal 2004. Property taxes for properties owned in both 2004 and 2003 increased by $613,000 from higher real estate tax assessment rates at several of the Company's properties in the current year. The Company anticipates that it will incur higher property tax assessment rates at certain of its properties in fiscal 2005.

Depreciation and amortization expense increased $863,000 in fiscal 2004 from additional depreciation on recent property acquisitions.

General and administrative expense increased by $262,000 in fiscal 2004 due primarily to higher compensation costs including an increase in restricted stock compensation of $217,000 in fiscal 2004.

Discontinued Operations

In September 2004, the Company contracted to sell its Farmingdale, New York shopping center for $9.75 million and in November 2004, the property was sold. Accordingly, its operating results for the three years ended October 31, 2004 have been reclassified as discontinued operations in accordance with SFAS #144. Revenues for this property totaled $1,034,000, $1,207,000, and $ 1,142,000 for the years ended October 31, 2004, 2003, and 2002, respectively.

Fiscal 2003 vs. Fiscal 2002

Revenues

Base rents and recoveries from tenants increased to $45.9 million and $12.1 million or 36.9% and 61.3%, respectively, in fiscal 2003 from $33.5 million and $7.5 million in fiscal 2002. The increase in base rents and recoveries resulted primarily from (i) the acquisition of four properties in fiscal 2003 containing 436,000 square feet of leasable space, providing revenues of $8.3 million in the year, (ii) the full year impact related to two operating properties acquired in 2002, providing incremental revenue of $6.5 million in fiscal 2003, (iii) an increase in recoveries of property operating expenses and property taxes from tenants of $700,000 in fiscal 2003 and (iv) an overall increase in the leasing levels at the Company's properties.

At October 31, 2003, the Company's core portfolio was 97% leased compared to 96% leased in fiscal 2002. During fiscal 2003, the Company renewed or signed new leases totaling 375,000 square feet of space.

Lease termination income of $80,000 represented a lease cancellation payment from a tenant who terminated its lease early. This space was re-leased during the year.

Interest income in fiscal 2003 decreased due to the utilization of cash from the Company's sale of 8,050,000 shares of Class A common stock in fiscal 2002. The cash was used to acquire properties in fiscal 2003.

Expenses

Operating expenses, including depreciation and amortization, increased to $38.9 million in fiscal 2003 from $28.8 million in fiscal 2002. Property operating expenses increased $5.0 million of which $4.6 million was attributable to the property expenses of newly acquired properties. Property expenses for properties owned during both 2003 and 2002 increased 4.0% from higher snow removal and property tax costs, which increased expenses by $475,000 and $171,000 respectively in fiscal 2003.

Interest expense increased to $8.1 million in fiscal 2003 from an additional $60 million in mortgage loans assumed in connection with property acquisitions in fiscal 2002.

Depreciation expense increased by $2.4 million in fiscal 2003 from the additional depreciation on recent property acquisitions.

General and administrative expenses increased to $3.2 million in fiscal 2003 due principally to higher compensation costs.

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

The following table sets forth the Company's long term debt obligations by principal cash payments and maturity dates, weighted average interest rates and estimated fair value at October 31, 2004. (amounts in thousands, except weighted average interest rate):

                                                                     For the years ended October 31,
                                       ---------- ---------- ---------- ----------- ----------- ------------- ------------ --------
                                                                                                                          Estimated
                                         2005       2006       2007        2008        2009      Thereafter      Total   Fair Value
                                         ----       ----       ----        ----        ----      ----------      -----   ----------
Mortgage notes payable                 $2,247     $9,040     $11,348    $53,392     $17,754     $13,662       $107,443     $114,705
Weighted average interest rate
for debt maturing                        7.48%     8.19%      7.84%      7.54%       7.06%        7.25%

As of October 31, 2004 and for the year then ended, the Company had no outstanding borrowings under its bank line of credit arrangements.

Item 8.      Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item, together with the report of the Company's independent public accountants thereon and the supplementary financial information required by this Item are included under
Item 15 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with the Company's independent accountants on accounting principles and practices or financial disclosure, during the year ended October 31, 2004.

Item 9A.      Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.      Other Information.

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2005 within the period required under the applicable rules of the Securities and Exchange Commission. The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

         Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name                          Age     Offices Held

Charles J. Urstadt            76      Chairman and Chief Executive Officer (since September 1989);
                                      Mr. Urstadt has been the Chairman of the Board of Directors since 1986, and a
                                      Director since 1975. Mr. Urstadt also serves as the Chairman of Urstadt Property
                                      Company, Inc. and has served in such capacity for more than five years.

Willing L. Biddle             43      President and Chief Operating Officer (since December 1996); Executive Vice
                                      President (March 1996 to December 1996); Senior Vice President - Management
                                      (June 1995 to March 1996).

James R. Moore                56      Executive Vice President and Chief Financial  Officer (since March 1996);  Senior
                                      Vice  President  and Chief  Financial  Officer (1989 to 1996);  Treasurer  (since
                                      December 1987).  Secretary (1987-1999) Vice  President-Finance and Administration
                                      (1987 to 1989).

Raymond P. Argila             56      Senior Vice President and Chief Legal Officer (since June 1990);  formerly Senior
                                      Counsel, Cushman & Wakefield, Inc. (1987 to 1990).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC.

Item 11. Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2005 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2005 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity Compensation Plan Information" of such Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2005 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 9, 2005 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "FEES BILLED BY INDEPENDENT AUDITORS" of such Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

A.       Financial Statements and Financial Statement Schedules

         1. Financial Statements --

         The consolidated financial statements listed in the accompanying Index to Financial Statements on Page 31 are filed as part of this Annual Report.

         2. Financial Statement Schedules --

         The financial statement schedules required by this Item are filed with this report and are listed in the accompanying Index to Financial Statements on Page 31. All other financial statement schedules are not applicable.


B. Exhibits.

         Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
(3) Articles of Incorporation and By-laws.

         3.1 (a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit C of Amendment No. 1 to Registrant's Statement on Form S-4 (SEC File No. 333-19113)).

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

(4) Instruments Defining the Rights of Security Holders, Including Indentures

         4.1      Common Stock:  See Exhibits 3.1 (a)-(e) hereto.

         4.2      Series B Preferred Shares:  See Exhibits 3.1 (a)-(e),
                  10.13 - 10.15, 10.17 and 10.22 hereto.

         4.3 Series C Preferred Shares: See Exhibits 3.1 (a)-(e) and 10.23 hereto.

         4.4 Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a) -(d), 10.3 and 10.16 hereto.

(10) Material Contracts.

        10.1 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)). 1

        10.2 Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990 (SEC File No. 001-12803)). 1

       10.3 Amended and Restated Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 31, 1998 (incorporated herein by reference to Exhibit 10-1 of the Registrant's Current Report on Form 8-K dated November 5, 1998 (SEC File No. 001-12803)).

       10.4 Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond
                  P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991 (SEC File No. 001-12803)).

       10.5 Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990 (SEC File No. 001-12803)). 1

      10.6 Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991 (SEC File No. 001-12803)). 1

      10.6.1 Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995 (SEC File No. 001-12803)). 1

      10.6.2 Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options) (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). 1

      10.6.3 Form of Supplemental Agreement with Stock Option Plan Participants (statutory options) (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No.
                  001-12803)). 1

      10.7 Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (See File No. 333-64381).

      10.8 Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle (incorporated by reference to Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1996 (SEC File No. 001-12803)). 1

      10.10 Restricted Stock Plan (incorporated by reference to Exhibit B of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (SEC File No. 333-19113)). 1

      10.10.1 Form of Supplemental Agreement with Restricted Stockholders (incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). 1

      10.11 Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1998
                  (SEC File No. 001-12803)). 1

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

      10.18 Amended and Restated Restricted Stock Award Plan effective December 9, 1999 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). 1

      10.19 Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). 1

      10.19.1 Form of Option Agreement or Grant with Stock Option Plan Participants (non-statutory options).

      10.19.2 Form of Option Agreement or Grant with Stock Option Plan Participants (statutory options).

      10.20 Promissory Note and Stock Pledge Agreement dated July 3, 2002 by Willing L. Biddle in favor of the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002
                  (SEC File No. 001-12803)). 1

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

     10.23 Registration Rights Agreement dated as of May 29, 2004 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (SEC File No. 333-107803)).

     10.24 Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 10, 2004.

     10.24.1 Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors).

     10.24.2 Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors).

     10.24.3 Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employees).

     10.25 Excess Benefit and Deferred Compensation Plan effective as of January 1, 2005.

(14) Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K (or the year ended October 31, 2003.)

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

         31.2 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by James R. Moore.

(32) Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and James R. Moore.

(1) Management contract, compensatory plan or arrangement to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c).

                         URSTADT BIDDLE PROPERTIES INC.

Item 15a.              INDEX TO FINANCIAL STATEMENTS AND
---------              ----------------------------------
                          FINANCIAL STATEMENT SCHEDULES



                                                                           Page

Consolidated Balance Sheets at October 31, 2004 and 2003                     32

Consolidated Statements of Income for each of the
    three years in the period ended October 31, 2004                         33

Consolidated Statements of Cash Flows for each of the
    three years in the period ended October 31, 2004                         34

Consolidated Statements of Stockholders' Equity for each of the
     three years in the period ended October 31, 2004                        35

Notes to Consolidated Financial Statements                                36-47

Report of Independent Registered Public Accounting Firm                      48

Schedules.

The following consolidated financial statement schedules of Urstadt Biddle Properties Inc. are included in Item 15(d):

III  Real Estate and Accumulated Depreciation - October 31, 2004             49
9IV   Mortgage Loans on Real Estate - October 31, 2004                       51

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)

                                                                                                         October 31,
                                                                                               -------------- --------------
  ASSETS                                                                                               2004           2003
                                                                                                       ----           ----
  Real Estate Investments:
      Core properties - at cost                                                                    $ 381,937      $ 369,390
      Non-core properties - at cost                                                                   20,621         21,376
      Less:  accumulated depreciation                                                               (61,389)       (52,544)
                                                                                                    --------       --------
                                                                                                     341,169        338,222
      Mortgage notes receivable                                                                        2,109          2,184
                                                                                                     ------         -------
                                                                                                     343,278        340,406

  Property held for sale                                                                               4,002          4,265
  Cash and cash equivalents                                                                           25,940         22,449
  Restricted cash                                                                                      1,184          1,098
  Marketable securities                                                                                2,681          9,532
  Tenant receivables, net of allowances of $2,047 and $1,369, respectively                            11,249          8,434
  Prepaid expenses and other assets                                                                    3,303          3,245
  Deferred charges, net of accumulated amortization                                                    3,280          3,210
                                                                                                   ---------      ---------
            Total Assets                                                                           $ 394,917      $ 392,639
                                                                                                   =========      =========
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
      Mortgage notes payable                                                                       $ 107,443      $ 104,588
      Accounts payable and accrued expenses                                                            1,515          2,741
      Deferred officers' compensation                                                                    501            401
      Other liabilities                                                                                3,617          5,166
                                                                                                     -------        -------
           Total Liabilities                                                                         113,076        112,896
                                                                                                     -------        -------
  Minority Interests                                                                                   7,320          7,320
                                                                                                       -----          ------
  Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
      Series B Senior Cumulative Preferred stock, (liquidation preference of
      $100 per
     share); 150,000 shares issued and outstanding                                                    14,341         14,341
     8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100
       per share); 400,000 shares issued and outstanding                                              38,406         38,406
                                                                                                      ------         ------
          Total Preferred Stock                                                                       52,747         52,747
                                                                                                      ------         ------
  Commitments and Contingencies

  Stockholders' Equity:
  Excess stock, par value $.01 per share; 10,000,000 shares authorized;
      none issued and outstanding                                                                          -              -
  Common stock, par value $.01 per share; 30,000,000 shares authorized;
      7,189,991 and 6,817,771 shares issued and outstanding shares at October 31,2004 and 2003            72             68
  Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
      18,649,008 and 18,548,453 shares issued and outstanding shares at October 31,2004 and 2003         186            185
  Additional paid in capital                                                                         264,680        258,296
  Cumulative distributions in excess of net income                                                   (36,581)       (33,611)
  Accumulated other comprehensive income                                                                 472             -
  Unamortized restricted stock compensation and officers notes receivable                             (7,055)        (5,262)
                                                                                                     -------        -------
          Total Stockholders' Equity                                                                 221,774        219,676
                                                                                                   ---------      ---------
  Total Liabilities and Stockholders' Equity                                                       $ 394,917      $ 392,639
                                                                                                   =========      =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)

                                                                                            Year Ended October 31,
                                                                                          2004             2003            2002
                                                                                          ----             ----            ----
Revenues
    Base rents                                                                        $ 49,704         $ 45,896        $ 33,537
    Recoveries from tenants                                                             13,810           12,143           7,527
    Lease termination income                                                               577               80             765
    Interest and other                                                                     825            1,034           1,369
                                                                                        ------           ------          ------
                                                                                        64,916           59,153          43,198
                                                                                        ------           ------          ------
Operating Expenses
    Property operating                                                                  10,194            9,970           7,274
    Property taxes                                                                       8,571            7,354           5,061
    Interest                                                                             8,113            8,094           5,584
    Depreciation                                                                        10,574            9,767           7,392
    Amortization                                                                           520              464             512
    General and administrative expenses                                                  3,416            3,154           2,836
    Directors' fees and expenses                                                           207              185             173
                                                                                        ------           ------          ------
                                                                                        41,595           38,988          28,832
                                                                                        ------           ------          ------

Operating Income                                                                        23,321           20,165          14,366

Minority Interests                                                                       (367)            (365)           (395)
                                                                                        ------           ------          ------
Income from Continuing Operations                                                       22,954           19,800          13,971

Income from Discontinued Operations                                                        361              570             536
                                                                                        ------           ------          ------
Net Income                                                                              23,315           20,370          14,507

    Preferred Stock Dividends                                                          (4,749)          (2,794)         (1,498)
    Excess of Carrying Value Over Cost to Repurchase Preferred Shares                       -                -            3,071
                                                                                      --------         --------        --------
Net Income Applicable to Common and Class A Common Stockholders                       $ 18,566         $ 17,576        $ 16,080
                                                                                      ========         ========        ========

Basic Earnings per Share:
Per Common Share:
Income from Continuing operations                                                       $  .69           $  .65          $  .77
Income from Discontinued operations                                                     $  .01           $  .02          $  .03
                                                                                        ------           ------          ------
Net Income Applicable to Common Stockholders                                            $  .70           $  .67          $  .80
                                                                                        ======           ======          ======

Per Class A Common Share:
Income from Continuing operations                                                       $  .75           $  .72          $  .86
Income from Discontinued operations                                                     $  .02           $  .02          $  .03
                                                                                        ------           ------          ------
Net Income Applicable to Class A Common Stockholders                                    $  .77           $  .74          $  .89
                                                                                        ======           ======          ======

Diluted Earnings Per Share:
Per Common Share:
Income from Continuing operations                                                       $  .68           $  .64           $ .75
Income from Discontinued operations                                                     $  .01           $  .02           $ .03
                                                                                        ------           ------           -----
Net Income Applicable Common Stockholders                                               $  .69           $  .66           $ .78
                                                                                        ======           ======           =====

Per Class A Common Share:
Income from Continuing operations                                                       $  .75           $  .71           $ .84
Income from Discontinued operations                                                     $  .01           $  .02           $ .03
                                                                                        ------           ------           -----
Net Income Applicable to Class A Common Stockholders                                    $  .76           $  .73           $ .87
                                                                                        ======           ======           =====
Dividends per share:
Common                                                                                  $  .78           $  .76           $ .74
                                                                                        ======           ======           =====
Class A Common                                                                          $  .86           $  .84           $ .82
                                                                                        ======           ======           =====

       The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)

                                                                                           Year Ended October 31,
                                                                                        2004             2003             2002
                                                                                        ----             ----             ----
   Operating Activities:
   Net income                                                                       $ 23,315         $ 20,370         $ 14,507
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization including discontinued operations                11,241           10,388            8,064
       Amortization of restricted stock                                                1,322            1,105              942
       Minority interests                                                                367              365              395
       Increase in restricted cash                                                      (86)              (2)            (181)
       Increase in tenant receivables                                                (2,708)          (3,120)          (1,871)
       (Decrease) increase in accounts payable and accrued expenses                  (1,226)              243          (1,649)
       (Decrease) increase  in other assets and other liabilities, net               (1,481)            1,827          (1,675)
                                                                                      ------           ------           ------
      Net Cash Provided by Operating Activities                                       30,744           31,176           18,532
                                                                                      ------           ------           ------

   Investing Activities:
       Sales (purchases) of marketable securities                                      7,323           15,613         (25,145)
       Acquisitions of properties                                                    (6,625)         (83,485)         (34,785)
       Acquisition of minority interests                                                   -                -          (1,258)
       Improvements to properties and deferred charges                               (2,822)          (2,844)          (2,814)
       Net proceeds from sales of properties                                               -                -              275
       Distributions to limited partners of consolidated joint ventures                (367)            (365)            (395)
       Payments to limited partners of unconsolidated joint venture                        -                -            (600)
       Payments received on mortgage notes and other receivables                          75            1,263               62
       Deposits on acquisitions of properties                                              -                -            (300)
                                                                                     ------          --------          -------
       Net Cash Used in Investing Activities                                         (2,416)         (69,818)         (64,960)
                                                                                     ------          --------          -------

   Financing Activities:
       Sales of Series C Preferred Stock                                                   -           38,406                -
       Sales of additional Common and Class A Common shares                            3,141            1,366           88,523
       Proceeds from bank loans                                                            -                -           17,200
       Payments on mortgage notes payable and bank loans                             (1,826)          (1,841)         (17,256)
       Dividends paid - Common and Class A Common shares                            (21,536)         (20,700)         (14,913)
       Dividends paid - Preferred Stock                                              (4,749)          (2,794)          (1,498)
       Repurchase of preferred shares                                                      -                -         (16,050)
       Repayments of note receivable from officer                                       133               312            3,017
                                                                                    -------            ------          -------

       Net Cash (Used In) Provided by Financing Activities                          (24,837)           14,749           59,023
                                                                                    -------            ------           -------
   Net Increase (Decrease) In Cash and Cash Equivalents                                3,491         (23,893)           12,595
   Cash and Cash Equivalents at Beginning of Year                                     22,449           46,342           33,747
                                                                                      ------          -------          -------
   Cash and Cash Equivalents at End of Year                                         $ 25,940         $ 22,449         $ 46,342
                                                                                     ========        ========         ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

                                      Common Stock  Class A Common Stock                                         Unamortized
                                     ----------------  ---------------            (Cumulative    Accumulated     Restricted Stock
                                     Outstanding       Outstanding     Additional Distributions  Other           Compensation
                                      Number of  Par    Number of  Par   Paid In  In Excess of   Comprehensive   and Notes
                                       Shares   Value    Shares   Value  Capital  Net Income     Income          Receivable    Total
                                       ------    -----   ------   -----  -------  ----------     ------          ----------    -----
Balances - October 31, 2001          6,242,139  $ 62    9,600,019  $ 96  $162,763  $(31,654)     $ -            $(4,899)   $126,368
Net income applicable to Common
   and Class A common                        -     -            -     -         -    16,080        -                  -      16,080
stockholders
Cash dividends paid :
   Common stock ($.74 per share)             -     -            -     -         -    (4,750)       -                  -      (4,750)
   Class A common stock ($.82 per share)     -     -            -     -         -   (10,163)       -                  -     (10,163)
Sales of Class A common shares               -     -    8,749,222    88    87,835         -        -                  -      87,923
Sales of additional shares under
  dividend reinvestment plan            14,296     -       19,494     -       364         -        -                  -         364
Shares issued under restricted
  stock plan                           110,375     2       43,425     1     1,577         -        -             (1,580)          -
Amortization of restricted stock
  compensation                               -     -            -     -         -         -        -                942         942
Exercises of stock options             211,762     2       37,312     -     1,727         -        -                  -       1,729
Notes from officers upon exercises
  of stock options                           -     -            -     -         -         -        -             (1,493)     (1,493)
Repayment of notes receivable
  from officers                              -     -            -     -         -         -        -              3,017       3,017
                                     ---------    --   ----------    ---  -------   --------      ---            -------     -------
Balances - October 31, 2002          6,578,572    66   18,449,472    185  254,266   (30,487)       -             (4,013)    220,017
Comprehensive Income:
Net income applicable to Common
   and Class A common                        -     -            -      -        -    17,576        -                  -      17,576
stockholders
Cash dividends paid :
   Common stock ($.76 per share)             -     -            -      -        -    (5,135)       -                  -      (5,135)
   Class A common stock ($.84 per share)     -     -            -      -        -   (15,565)       -                  -     (15,565)
Sales of shares under
  dividend reinvestment plan            61,699     1       18,704      -    1,051         -        -                  -       1,052
Shares issued under restricted
stock Plan                             159,500     1       56,200      -    2,665         -        -               (2,666)        -
Amortization of restricted stock
  compensation                               -     -            -      -        -         -        -                1,105     1,105
Exercises of stock options              18,000     -       24,077      -      314         -        -                    -       314
Repayment of notes receivable
from officers                                -     -            -      -        -         -        -                  312       312
                                     ---------    --   ----------    ---  -------   --------      ---              ------   --------
Balances - October 31, 2003          6,817,771    68   18,548,453    185  258,296   (33,611)       -               (5,262)  219,676
Comprehensive Income:
Net income applicable to Common
   and Class A common                        -     -            -      -        -    18,566        -                    -    18,566
stockholders
Unrealized gains on marketable securities    -     -            -      -        -         -      472                    -       472
                                                                                                                                ---
Total Comprehensive income                                                                                                   19,038
Cash dividends paid :
  Common stock ($.78 per share)              -     -            -      -        -    (5,516)       -                    -    (5,516)
  Class A common stock ($.86 per share)      -     -            -      -        -   (16,020)       -                    -   (16,020)
Sales of additional shares under
  dividend reinvestment plan           181,720     2       18,306      -    2,843         -        -                    -     2,845
Shares issued under restricted
stock paln                             175,500     2       58,625      1    3,245         -        -                (3,248)       -
Amortization of restricted stock
  compensation                               -     -            -      -        -         -        -                 1,322    1,322
Exercises of stock options              15,000     -       23,624      -      296         -        -                     -      296
Repayment of note receivable from
officer                                      -     -            -      -        -         -        -                   133      133
                                     ---------  ----   ----------  -----  -------  ---------     ----             -------- ---------
Balances - October 31, 2004          7,189,991  $ 72   18,649,008  $ 186  $264,680 $(36,581)     $472             $(7,055) $221,774
                                     =========  =====  ==========  =====  ======== =========     ====             ======== ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2004, the Company owned or had interests in 34 properties containing a total of 3.5 million square feet of leasable area.

Principles of Consolidation and Use of Estimates
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. The Company believes it has the ability to control the affairs of its consolidated joint ventures because as the sole general partner, the Company has the exclusive right to exercise all management powers over the business and affairs of the respective joint ventures. In addition, the limited partners have no important rights as defined in the AICPA's Statement of Position ("SOP") 78-9 "Accounting for Investments in Real Estate Ventures". The joint ventures are consolidated into the consolidated financial statements of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Reclassifications
Certain prior period amounts have been reclassified (including the presentation of the consolidated statements of income required by SFAS #144) to conform to the current year presentation.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT, that among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed. The Company believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2004 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

Real Estate Investments
All capitalizable costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Upon the acquisition of real estate, the Company assesses the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in place leases and other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141. The Company allocates the purchase price to the acquired assets and assumed liabilities based on their relative fair values. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases.

The value of in-place leases is based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, and cost to execute similar leases. The value of in-place leases are amortized to depreciation and amortization expense over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is expensed.

Depreciation and Amortization
The Company uses the straight-line method for depreciation and amortization. Core and non-core properties are depreciated over the estimated useful lives of the properties, which range from 30 to 40 years. Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years. Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years. Tenant improvements are amortized over the shorter of the life of the related leases or useful life.

Deferred Charges
Deferred charges consist principally of leasing commissions, which are amortized ratably over the life of the tenant leases and financing fees, which are amortized over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $1,886,000 and $1,712,000 as of October 31, 2004 and 2003,
respectively.

Asset Impairment
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows, (undiscounted and without interest), expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value less costs to sell. It is the Company's policy to reclassify properties as assets to be disposed of upon determination that such properties will be sold within one year.

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2004 and 2003, approximately $7,199,000 and $5,735,000 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes, and other recoverable costs are recognized in the period the related expenses are incurred. Lease termination amounts received by the Company from its tenants are recognized as income in the period received. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2004 and 2003, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $2,047,000 and $1,369,000, respectively.

Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of 90 days or less when purchased to be cash equivalents.

Restricted Cash
Restricted cash consists of those tenant security deposits and replacement and other reserves required by agreement with certain of the Company's mortgage lenders for property level capital requirements which are required to be held in separate bank accounts.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders Equity. At October 31,2004, other comprehensive income consists of net unrealized gains of $472,000. Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.


The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2004 and 2003, the estimated aggregate fair value of the mortgage notes receivable was $2,016,000 and $2,161,000 respectively.

The estimated fair value of mortgage notes payable was $115,000,000 and $114,000,000 at October 31, 2004 and 2003, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted lending rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                       2004         2003         2002
                                                                                       ----         ----         ----
Numerator
Net income applicable to common stockholders - basic                                 $4,488       $4,171       $4,880
Effect of dilutive securities:
  Operating partnership units                                                           192          151          160
                                                                                     ------       ------       ------
Net income applicable to common stockholders - diluted                               $4,680       $4,322       $5,040
                                                                                     ======       ======       ======

Denominator
Denominator for basic EPS-weighted average common shares                              6,414        6,259        6,089
Effect of dilutive securities:
  Stock options and awards                                                              351          252          288
Operating partnership units                                                              55           55           55
                                                                                      -----        -----        -----
Denominator for diluted EPS - weighted average common equivalent shares               6,820        6,566        6,432
                                                                                      =====        =====        =====

Numerator
Net income applicable to Class A common stockholders-basic                          $14,078      $13,405      $11,200
Effect of dilutive securities:
  Operating partnership units                                                           175          215          202
                                                                                    -------      -------      -------
Net income applicable to Class A common stockholders - diluted                      $14,253      $13,620      $11,402
                                                                                    =======      =======      =======

Denominator
Denominator for basic EPS - weighted average Class A common shares                   18,248       18,200       12,615
Effect of dilutive securities:
  Stock options and awards                                                              278          210          211
  Operating partnership units                                                           310          310          310
                                                                                     ------       ------       ------
Denominator for diluted EPS - weighted average Class A common
  equivalent shares                                                                  18,836       18,720       13,136
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

Recently Issued Accounting Pronouncements
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which explains how to identify variable interest entities ("VIE") and assess whether to consolidate such entities. The provisions of this interpretation are effective immediately for VIE's formed after January 31, 2003. For VIE's formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after December 15, 2003. The adoption of this pronouncement in fiscal 2004 did not have any effect on the Company's operations or financial position as the Company does not have any VIE's.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement"). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. In November 2003, the FASB deferred the classification and measurement provisions of the Statement which apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has one finite life joint venture which contains a mandatory redeemable non-controlling interest. At October 31, 2004 the estimated fair value of the minority interest was approximately $3.3 million. The joint venture has a termination date of December 31, 2097.

In December 2004, the FASB issued SFAS No. 123R "Accounting for Stock-Based Compensation." The Statement supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement is effective as of the beginning of the third fiscal quarter of 2005. Management does not believe that the adoption of this pronouncement will have a material effect on its operations or financial position.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2004 and 2003 (in thousands):

                                                                     Mortgage
                                         Core         Non-Core         Notes         2004         2003
                                      Properties     Properties     Receivables     Totals       Totals
  ----------------------------------- ------------ --------------- -------------- ------------ ------------
  Retail                                 $322,459        $  2,039       $  2,109     $326,607     $322,835
  Office                                    7,723           7,300              -       15,023       15,703
  Industrial                                    -           1,344              -        1,344        1,564
  Undeveloped Land                            304               -              -          304          304
                                         --------        --------       --------     --------     ---------
                                         $330,486        $ 10,683       $  2,109     $343,278     $340,406
                                         ========        ========       ========     ========     ========

The Company's investments at October 31, 2004, consisted of equity interests in 34 properties, which are located in various regions throughout the United States and mortgage notes. The Company's primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties. As a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations. The following is a summary of the geographic locations of the Company's investments at October 31, 2004 and 2003 (in thousands):

                                                                                    2004               2003
  -------------------------------------------------------------------- ------------------ ------------------
  Northeast                                                                     $331,139           $327,695
  Midwest                                                                          8,089              8,704
  Southwest                                                                        4,050              4,007
                                                                                --------           --------
                                                                                $343,278           $340,406
                                                                                ========           ========


(3) CORE PROPERTIES

The components of core properties were as follows (in thousands):

                                                                                   2004               2003
---------------------------------------------------------- ----------------------------- ------------------
Land                                                                           $ 70,983           $ 68,729
Buildings and improvements                                                      310,954            300,660
                                                                                -------            -------
                                                                                381,937            369,389
Accumulated depreciation                                                       (51,451)           (42,383)
                                                                               --------           --------
                                                                               $330,486           $327,006
                                                                               ========           ========

Space at the Company's core properties is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases become due as follows: 2005 -$42,991,000; 2006 - $41,021,000; 2007 - $38,432,000; 2008 -
$35,416,000; 2009 - $30,514,000 and thereafter - $133,337,000.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2004.

Owned Properties

In fiscal 2004, the company purchased four retail properties ("Rye Properties") totaling 40,000 square feet of leasable space for total consideration of $11.0 million subject to mortgage loans totaling $4.7 million which encumbered three of the properties (with fixed interest rates ranging from 7.0% to 7.82%). The assumption of the mortgage loans represent non-cash financing activities and are therefore not included in the accompanying 2004 consolidated statement of cash flows. The Company has evaluated the carrying amount of the mortgage loans assumed and adjusted such amounts by $218,000 to reflect their estimated fair values at the date of acquisition.

In fiscal 2003, the Company acquired four properties for cash consisting of the Westchester Pavilion in White Plains, New York, for $39.9 million, seven retail building units in The Somers Commons in Somers, New York, for $21.65 million, the Orange Meadows Shopping Center in Orange, Connecticut, for $11.3 million, and the Greens Farms Plaza, in Westport, Connecticut, for $10.1 million.

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

The Company is currently in the process of analyzing the fair value of in-place leases for the acquisitions of the Rye Properties in fiscal 2004, and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

Property Held for Sale and Discontinued Operations

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS #144). SFAS #144 requires, among other things, that the assets and liabilities and the results of operations of the Company's properties which have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company's consolidated financial statements. Properties held for sale represent properties that are under contract for sale and are expected to close within the next twelve months.

Property held for sale consists of a shopping center in Farmingdale, New York which was under contract at October 31, 2004. In November 2004, the property was sold (See Note 12) and accordingly, its operating results for the three years ended October 31, 2004, have been reclassified as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $1,034,000, $1,207,000 and $1,142,000 for the years ended October 31,2004, 2003 and 2002 respectively.

Consolidated Joint Ventures

The Company is the general partner in a partnership that owns the Eastchester Mall in Eastchester, New York. The limited partner who contributed the property in exchange for common and preferred LP Units (partnership units) is entitled to preferential distributions of cash flow from the property and may put its partnership units to the Company in exchange for shares of the Company's Common Stock, Class A Common stock and cash. However, the Company, at its option, may elect to redeem the partnership units for cash. The Company also has an option to purchase all of the partnership units for cash after 2007. At October 31,2004 there were 54,553 Common LP units, Class A Common LP units and Preferred LP units outstanding.

The Company is the general partner in a partnership that owns the Arcadian Shopping Center in Briarcliff Manor, New York. The limited partners contributed the property, subject to a $6.3 million first mortgage, in exchange for partnership units ("PU's") of the entity. The PU's are exchangeable into an equivalent number of shares of the Company's Class A Common Stock. The limited partners are entitled to preferential distributions of cash flow from the property and may put their partnership interests to the Company for cash or Class A Common Stock of the Company at a unit price as defined in the partnership agreement. The Company, at its option, may redeem the limited partners' interest for cash. At October 31, 2004 there were 255,097 PU's outstanding.

The Company is the general partner in a partnership that owns the Ridgeway Shopping Center in Stamford, Connecticut. The partnership acquired the property in 2002, subject to a $57.4 million mortgage loan. The partners are entitled to receive an annual cash preference payable from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any. The limited partners' cash preferences are paid after the general partner's preferences are satisfied. The balance of available cash, if any, is distributed in accordance with the respective partners' interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners' interests. The partners are not obligated to make any additional capital contributions to the partnership. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 for a period of five years ending in June 2007. The assumption of the mortgage loan represented a non-cash financing activity and is therefore not included in the accompanying 2002 consolidated statement of cash flows.

The limited partner interests are reflected in the accompanying consolidated financial statements as Minority Interests.

(4) NON-CORE PROPERTIES

At October 31, 2004, the non-core properties consist of two distribution and service properties, one office building and one retail property located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company's objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

                                                                                 2004                  2003
--------------------------------------------------------------- ---------------------- ---------------------
Land                                                                           $1,943                $1,943
Buildings and improvements                                                     18,678                19,433
                                                                               ------                ------
                                                                               20,621                21,376
Accumulated depreciation                                                      (9,938)              (10,161)
                                                                              -------              --------
                                                                              $10,683               $11,215
                                                                              =======               =======

Minimum rental payments on non-cancelable operating leases of the non-core properties become due as follows: 2005 - $4,332,000; 2006 - $4,408,000; 2007 -
$4,156,000; 2008 - $1,376,000; 2009 - $906,000 and thereafter $1,263,000.

(5) MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable consist of two fixed rate mortgages with contractual interest rates of 9% and 12% which are secured by commercial property. Interest is recognized on the effective yield method. The mortgage notes are recorded at a discounted amount which reflected market interest rates at the time of acceptance of the notes. At October 31, 2004 and 2003, the unamortized discounts were $349,000 and $393,000 respectively.

At October 31, 2004, principal payments on the mortgage notes receivable become due as follows: 2005 - $130,000; 2006 - $142,000; 2007 - $156,000; 2008 -
$170,000; 2009 - $186,000 and thereafter - $1,673,000.


(6)  MORTGAGE NOTES PAYABLE AND LINES OF CREDIT

At October 31, 2004, mortgage notes payable are due in installments over various periods to fiscal 2011 at fixed rates of interest ranging from 6.29% to 8.375% and are collateralized by real estate investments having a net carrying value of $170,372,000.

Scheduled principal payments during the next five years and thereafter are as follows: 2005 - $2,247,000; 2006 - $9,040,000; 2007 - $11,348,000; 2008 -
$53,392,000; 2009 - $17,754,000 and thereafter - $13,662,000.

At October 31, 2004, the Company had two revolving lines of credit arrangements with a bank. One line of credit (the"Secured Credit Facility") expires in October 2005 and is secured by first mortgage liens on two properties and provides for draws of up to $17.5 million. Interest is at Prime + 1/2% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. At October 31, 2004, the Company had no outstanding borrowings under this revolving credit agreement. The Company pays an annual fee of .25% on the unused portion of this credit facility.

The Company also has a $20 million unsecured line of credit arrangement with the same bank which expires in January 2005. The line of credit is available to acquire real estate, refinance indebtedness and for working capital needs. Extensions of credit are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings bear interest at the Prime + 1/2% or LIBOR + 2.5%. The Company pays an annual fee of .25% on unused amounts. There were no borrowings outstanding under this line of credit at October 31, 2004.

Interest paid in each of the three years ended October 31, 2004, was $8,113,000, $8,094,000 and $5,584,000, respectively.

(7) PREFERRED STOCK

The 8.99% Series B Senior Cumulative Preferred Stock ("Series B Preferred Stock") and 8.50% Series C Senior Cumulative Preferred Stock ("Series C Preferred Stock") have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into other securities or property of the Company. On or after ten years from date of issuance, the Company at its option may redeem the Series B Preferred Stock and /or Series C Preferred Stock, in whole or in part, at a redemption price of $100 per share, plus all accrued dividends. Upon a change in control of the Company (as defined), each holder of Series B Preferred Stock and Series C Preferred Stock has the right, at such holder's option, to require the Company to repurchase all or any part of such holder's stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

The Series B Preferred Stock and Series C Preferred Stock contain covenants, which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at October 31, 2004 and 2003.

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

The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, (the "Plan") which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During fiscal 2004, the Company issued 181,720 shares of Common Stock and 18,306 shares of Class A Common Stock (61,699 shares of Common Stock and 18,704 shares of Class A Common Stock in fiscal 2003) through the Plan. As of October 31, 2004, there remained 299,907 shares of common stock and 525,228 shares of Class A common stock available for issuance under the Plan.

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


(9) STOCK OPTION AND OTHER BENEFIT PLANS

Stock Option Plan

The Company has a stock option plan whereby 824,093 Common shares and 743,003 Class A Common shares were reserved for issuance to key employees and non-employee Directors of the Company. As of October 31,2004 options to purchase 2,406 shares of Class A Common Stock (and no shares of common stock) were available for future grant. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant.

A summary of stock option transactions during the three years ended October 31, 2004 is as follows:

Year ended October 31                       2004                     2003                     2002
---------------------                 ------------------     --------------------     ---------------------
                                                             Weighted                Weighted      Weighted
                                       Number   Average      Number      Average       Number       Average
                                         of     Exercise       of       Exercise         of        Exercise
                                       Shares    Prices      Shares      Prices        Shares       Prices
                                       ------    ------      ------      ------        ------       ------
 Common Stock:
Balance at beginning of period         55,876     $7.62      91,570        $7.50       315,060        $7.00
Granted                                     -                     -            -             -            -
Exercised                             (15,000)    $7.29     (18,000)       $7.22     (211,762)        $6.88
Canceled/Forfeited                    (15,728)    $7.27     (17,694)       $7.44      (11,728)        $7.03
                                      --------              ---------                 --------
Balance at end of period               25,148     $7.70      55,876        $7.62        91,570        $7.50
Exercisable                            25,148                55,876                     91,570

Class A Common Stock:

Balance at beginning of period         42,733     $7.83      66,810        $7.71       314,605        $7.50
Granted                                     -                     -                          -            -
Exercised                             (23,624)    $7.93     (24,077)       $7.61       (37,312)       $7.26
Canceled/Forfeited                          -                     -                   (210,483)       $7.16
                                       ------                ------                     ------
Balance at end of period               19,109     $7.85      42,733        $7.83        66,810        $7.71
Exercisable                            19,109                42,733                     66,810

At October 31, 2004, exercise prices of shares of Common Stock and Class A Common Stock under option ranged from $7.04 to $7.69, for the Common Stock and $6.78 to $9.28, for the Class A Common Stock. For both classes of stock, option expiration dates range from April 2005 through April 2009 and the weighted average remaining contractual life of these options is 2.5 years.

As of October 31, 2004, outstanding options to acquire approximately 6,000 shares each of Common Stock and Class A Common stock permit the optionee to elect to receive either shares of Common stock, Class A Common Stock or a combination of both. Upon an election to exercise shares of a class of common stock by the optionee, an equivalent number of shares of the class of common stock not elected by such optionee are deemed cancelled and no longer available for future grants.

In connection with the exercise of stock options certain officers of the Company executed full recourse promissory notes equal to the purchase price of the shares. At October 31, 2004 officers notes receivable totaled $1,300,000 ($1,434,000 at October 31,2003) The outstanding notes have a term of ten years and bear interest at an annual rate determined at the date of origination of the note. The shares are pledged as additional collateral for the notes. Interest is payable quarterly. The exercise of the stock options and the issuance of the notes represent non-cash financing activities and are therefore not included in the accompanying consolidated statements of cash flows.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for stock options granted under the plan. Had compensation cost for stock options granted been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the effect on the Company's net income and earnings per share in each of the three years ended October 31, 2004 would have been immaterial.


Restricted Stock Plan

The Company has a restricted stock plan for key employees and directors of the Company. The restricted stock plan, as amended, provides for the grant of up to 1,650,000 of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 950,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A common shares or Common shares. As of October 31, 2004, the Company has awarded 685,000 shares of Common Stock and 397,875 shares of Class A Common Stock to participants as an incentive for future services. The shares vest between five and ten years after the date of grant. At October 31, 2004, 26,750 shares each of Common Stock and Class A Common Stock were vested (13,250 shares each of Common Stock and Class A Common Stock at October 31, 2003). Dividends on vested and non-vested shares are paid as declared. The market value of shares is recorded as unamortized restricted stock compensation on the date of grant. Unamortized restricted stock compensation is expensed over the respective vesting periods. For the years ended October 31, 2004, 2003 and 2002 amounts charged to expense totaled $1,322,000, $1,105,000 and $942,000, respectively.

Profit Sharing and Savings Plan

The Company has a profit sharing and savings plan (the "401K Plan"), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended October 31, 2004, 2003 and 2002, the Company made contributions to the 401K Plan of $127,000, $95,000 and $93,000, respectively. The Company also has an Excess Benefits and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

(10) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

 The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the years ended October 31, 2004 and 2003 adjusted to give effect to the acquisitions completed in fiscal 2003 (see Note 3), the disposition of the Company's Farmingdale New York property in November 2004 and the issuance of 400,000 shares of Series C Preferred Stock (May 2003) as though these transactions were completed on November 1, 2002.

 The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of November 1, 2002 nor does it purport to represent the results of future operations. (amounts in thousands, except per share figures).

                                                                            Year Ended October 31,
                                                                            ----------------------
                                                                             2004           2003
                                                                             ----           ----

          Pro forma revenues:                                               $64,916        $62,096
                                                                            =======        =======
          Pro forma net income applicable to Common
              and Class A Common                                            $18,566        $17,064
                                                                            =======        =======

          Pro forma basic shares outstanding:
              Common and Common Equivalent                                    6,414          6,259
                                                                              =====          =====
              Class A Common and Class A Common Equivalent                   18,248         18,200
                                                                             ======         ======
          Pro forma diluted shares outstanding:
              Common and Common Equivalent                                    6,820          6,566
                                                                              =====          =====
              Class A Common and Class A Common Equivalent                   18,836         18,720
                                                                             ======         ======

          Pro forma earnings per share:
              Basic:
              Common                                                          $ .69          $ .63
                                                                              =====          =====
              Class A Common                                                  $ .75          $ .70
                                                                              =====          ======
              Diluted:
              Common                                                          $ .68          $ .62
                                                                              =====          =====
              Class A Common                                                  $ .75          $ .69
                                                                              =====          =====


 (11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2004 and 2003 are as follows (in thousands, except per share data):

                                           Year Ended October 31, 2004                  Year Ended October 31, 2003
                                           ---------------------------                  ---------------------------
                                                  Quarter Ended                                Quarter Ended
                                                  -------------                                -------------
                                      Jan 31      Apr 30    July 31     Oct 31      Jan 31      Apr 30   July 31     Oct 31
                                      ------      ------    -------     ------      ------      ------   -------     ------

Revenues (1)                         $16,844     $16,157    $15,694    $16,221     $13,372     $14,706   $15,125    $15,950
                                     =======     =======    =======    =======     =======     =======   =======    =======

Net Income                            $6,271      $5,866     $5,341     $5,837      $4,197      $4,870    $5,459     $5,844

Preferred Stock Dividends            (1,187)     (1,187)    (1,187)    (1,188)       (337)       (337)     (932)    (1,188)

Net Income Applicable to
    Common and Class A
    Common Stockholders               $5,084      $4,679     $4,154     $4,649      $3,860      $4,533    $4,527     $4,656
                                      ======      ======     ======     ======      ======      ======    ======     ======

Basic Earnings per Share:
Common                                  $.19        $.18       $.16       $.17        $.15        $.17      $.17       $.18
Class A Common                          $.21        $.19       $.17       $.20        $.16        $.19      $.19       $.19

Diluted Earnings per Share:
Common                                  $.19        $.17       $.15       $.18        $.15        $.17      $.17       $.17
Class A Common                          $.21        $.19       $.17       $.19        $.16        $.19      $.19       $.19

(1) All periods have been adjusted to reflect the impact of operating properties classified as held for sale as of October 31, 2004, which are reflected in the caption Discontinued Operations in the accompanying Consolidated Statements of Income.


 (12)  SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

On January 7, 2005, the Company acquired a 269,000 square foot shopping center located in Stratford, Connecticut for $50.25 million excluding closing costs. The acquisition was funded with available cash and borrowings of $17.5 million under the Company's secured line of credit.

On December 22, 2004, the Company contracted to purchase four retail properties totaling 73,000 square feet located in New York for an aggregate purchase price of $18 million.

In November 2004, the Company sold a 70,000 square foot shopping center in Farmingdale, New York for a sale price of $9.75 million,realizing a net gain on the sale of approximately $5.7 million.

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Urstadt Biddle Properties Inc.:

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended October 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                  /s/  ERNST & YOUNG LLP


New York, New York
December 15, 2004,
except for the first two paragraphs in Note 12
as to which the date is January 7, 2005

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2004
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
      COL.A         COL.B         COL.C                 COL.D                         COL.E           COL.F   COL.G/H      COL.I
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Life on which
                                                                                                                        Depreciation
                                                                                                                              for
                                                                                                                        building and
                                                                                                                        improvements
                                                           Cost                     Amount at which                        in latest
                                                   Capitalized Subsequent       Carried at Close of Period                   income
                           Initial Cost to Company        to Acquisition      ------------------------------               statement
                                ------------------  ----------------------                         Accumulated  Date           is
 Description and                      Building and  Carrying  Building and       Building and      Depreciation Constructed computed
    Location      Encumbrances  Land  Improvements   Costs    Improvements Land  Improvements  TOTAL  (Note(b)) Acquired   (Note(c))
----------------- ------------  ----  ------------  --------  ------------ ----  ------------  -----  --------  --------   ---------
Real Estate Subject to Operating Leases (Note (a))
Office Buildings:
Greenwich, CT         **       $  708    $ 1,641      $  -     $   26     $ 708    $ 1,667    $ 2,375   $ 149    2001     31.5
Greenwich, CT         **          488      1,139         -         61       488      1,200      1,688     139    2000     31.5
Greenwich, CT         **          570      2,359         -        180       570      2,539      3,109     418    1998     31.5
Greenwich, CT         **          199        795         -         51       199        846      1,045     245    1993     31.5
Greenwich, CT         **          111        444         -         21       111        465        576     119    1994     31.5
Southfield, MI         -        1,000     10,280         -      2,958     1,000     13,238     14,238   6,938    1983     35.0
                    -----       -----     ------        ---     -----     -----     ------     ------   -----
                    5,686       3,076     16,658         -      3,297     3,076     19,955     23,031   8,008
                                -----     ------        ---     -----     -----     ------     ------   -----
Shopping Centers:
Somers, NY             -        4,345     17,378       (18)       (24)    4,327     17,354     21,681     593    2003     39.0
Westport, CT           -        2,076      8,305         -        187     2,076      8,492     10,568     384    2003     39.0
White Plains, NY       -        8,065     32,258         -        801     8,065     33,059     41,124   1,554    2003     39.0
Rye, NY                -          858      3,431         -          -       858      3,431      4,289      44    2004     39.0
Rye, NY             1,950         487      1,948         -          -       487      1,948      2,435      25    2004     39.0
Rye, NY               890         231        924         -          -       231        924      1,155      12    2004     39.0
Rye, NY             2,000         669      2,673         -          -       669      2,673      3,342      34    2004     39.0
Orange, CT             -        2,291     10,438        30        190     2,321     10,628     12,949     497    2003     39.0
Stamford, CT       55,412      17,965     71,859         -        413    17,965     72,272     90,237   4,509    2002     39.0
Danbury, CT         1,877       2,459      4,566         -          -     2,459      4,566      7,025     313    2002     39.0
Briarcliff, NY      3,862       2,222      5,185         -         23     2,222      5,208      7,430     435    2001     40.0
Somers, NY          5,981       1,834      7,383         -         27     1,834      7,410      9,244   1,216    1999     31.5
Briarcliff, NY      5,312       2,300      9,708         -      1,727     2,300     11,435     13,735   1,782    1998     40.0
Ridgefield, CT         -          900      3,793         -        619       900      4,412      5,312     951    1998     40.0
Darien, CT         13,611       4,260     17,192         -        697     4,260     17,889     22,149   2,846    1998     40.0
Eastchester, NY     4,395       1,500      6,128         -        718     1,500      6,846      8,346   1,135    1997     31.0
Tempe, AZ              -          493      2,284         -      1,379       493      3,663      4,156   2,116    1970     40.0
Danbury, CT      *     -        3,850     15,811         -      3,910     3,850     19,721     23,571   4,745    1995     31.5
Carmel, NY          4,755       1,488      5,973         -      1,652     1,488      7,625      9,113   1,850    1995     31.5
Farmingdale, NY        -        1,027      4,174         -        126     1,027      4,300      5,327   1,562    1993     31.5
Meriden, CT            -        5,000     20,309         -      6,550     5,000     26,859     31,859   9,146    1993     31.5
Somers, NY          1,712         821      2,600         -          -       821      2,600      3,421     823    1992     31.5
Wayne, NJ        *     -        2,492      9,966         -        427     2,492     10,393     12,885   3,228    1992     31.0
Newington, NH          -          728      1,997         -      3,523       728      5,520      6,248   3,107    1979     40.0
Springfield, MA        -        1,372      3,656       307     15,507     1,679     19,163     20,842  10,114    1970     40.0
                  -------      ------    -------       ---     ------    ------    -------    -------  ------
                  101,757      69,733    269,939       319     38,452    70,052    308,391    378,443  53,021
                  -------      ------    -------       ---     ------    ------    -------    -------  ------
Industrial Distribution Center
Dallas, TX             -          216        844         -          -       216        844      1,060     506    1970     40.0
St. Louis, M           -          232        933         -          -       232        933      1,165     377    1970     40.0
                     ---          ---      -----       ---        ---       ---      -----      -----     ---
                       -          448      1,777         -          -       448      1,777      2,225     883
                     ---          ---      -----       ---        ---       ---      -----      -----     ---
Mixed Use Facility: Retail/Office:
Briarcliff, NY         -          380      1,531         -      2,276       380      3,807      4,187    1,038   1999     40.0
                      ---         ---      -----       ---      -----       ---      -----      -----    -----
                       -          380      1,531         -      2,276       380      3,807      4,187    1,038
                      ---         ---      -----       ---      -----       ---      -----      -----    -----
Total            $107,443     $73,637   $289,905      $319     $44,025   $73,956   $333,930   $407,886  $62,950
                 ========     =======   ========       ===     =======   =======   ========   ========  =======

* Properties secure a $17.5 million secured revolving credit line. At October 31, 2004 there were no outstanding borrowings.
**Properties are cross collateralized for a mortgage in the amount of $5,686 at October 31, 2004.


URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2004
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

---------------------------------------------------------------------- ------------ ------------ ------------

NOTES:                                                                        2004         2003         2002
                                                                              ----         ----         ----
(a) RECONCILIATION OF REAL ESTATE -
OWNED SUBJECT TO OPERATING LEASES
Balance at beginning of year                                              $396,117     $310,646     $211,636
Property improvements during the year                                        2,248        2,393        2,406
Property acquired during the year                                           11,221       84,964       98,867
Property sold during the year                                                  ---          ---        (275)
Property assets fully written off                                          (1,701)      (1,886)      (1,988)
                                                                           -------      -------      -------
Balance at end of year                                                    $407,885     $396,117     $310,646
                                                                          ========     ========     ========


(b) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                               $53,982      $45,993      $40,446
Provision during the year charged to income                                 10,669        9,875        7,535
Property assets fully written off                                          (1,701)      (1,886)      (1,988)
                                                                           -------      -------      -------
Balance at end of year                                                     $62,950      $53,982      $45,993
                                                                           =======      =======      =======




(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The aggregate cost basis for Federal income tax purposes at October 31, 2004 is $428,489.
(e) The depreciation provision represents the expense calculated on real property only.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2004
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Remaining Face
                        Interest Rate                                                         Amount of          Carry Amount
                      -----------------  Final Maturity                                 Mortgages (Note(b))   of Mortgage (Note(a))
     Description      Coupon  Effective      Date             Periodic Payment Terms        (In Thousands)        (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
 FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
 Erie, PA              9%       14%      1-Jul-13  Payable in monthly installments of             $785                 $653
                                                   Principal & Interest of $10,787.

Retail Store:
  Riverside, CA        9%       12%     15-Jan-13  Payable in monthly installments of            1,673                1,456
                                                                                                 --------------------------
TOTAL MORTGAGE LOANS ON REAL ESTATE                                                             $2,458               $2,109
                                                                                                 ==========================



URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2004
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)


                                                                 -------------------------------------------------------
NOTES TO SCHEDULE IV                                                             Year Ended October 31
                                                                 -------------------------------------------------------

(a) Reconciliation of Mortgage Loans on Real Estate
                                                                 -------------- ------------- ------------ -------------
                                                                     2004           2003         2002          2001
                                                                 -------------- ------------- ------------ -------------

(a) Balance at beginning of period:                                  $   2,184     $   2,251     $  2,307     $   2,379

 Deductions during the current period:
       Collections of principal and amortization of discounts             (75)          (67)         (56)          (72)

                                                                 -------------- ------------- ------------ -------------
Balance at end of period:                                            $   2,109     $   2,184     $  2,251     $   2,307
                                                                 ============== ============= ============ =============

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 2004 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   URSTADT BIDDLE PROPERTIES INC.



                                   By: /s/Charles J. Urstadt
                                   --------------------------------
                                   Charles J. Urstadt
                                   Chairman and Chief Executive Officer








Dated: January 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/S/ Charles J. Urstadt                                         January 14, 2005
------------------------------
Charles J. Urstadt
Chairman and Director
(Principal Executive Officer)

/S/ Willing L. Biddle                                          January 14, 2005
---------------------------
Willing L. Biddle
President and Director

/S/ James R. Moore                                             January 14, 2005
--------------------------
James R. Moore
Executive Vice President -
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/S/ E. Virgil Conway                                           January 14, 2005
---------------------------
E. Virgil Conway
Director

/S/ Robert R. Douglass                                         January 14, 2005
--------------------------
Robert R. Douglass
Director

/S/ Peter Herrick                                              January 14, 2005
-------------------------------
Peter Herrick
Director

/S/ George H.C. Lawrence                                       January 14, 2005
------------------------
George H. C. Lawrence
Director

/S/ Robert J. Mueller                                          January 14, 2005
---------------------
Robert J. Mueller
Director

/S/ Charles D. Urstadt                                         January 14, 2005
-----------------------------
Charles D. Urstadt
Director

/S/ George J. Vojta                                            January 14, 2005
--------------------------------
George J. Vojta
Director