Form 10-Q
period 2005-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2005-03-14
CIK 1029800

UNITED STATES
                       `SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

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

                    321 Railroad Avenue, Greenwich, CT 06830
                    ----------------------------------------
                (Address of principal executive offices) (ZipCode)

       Registrant's telephone number, including area code: (203) 863-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
 Yes X  No ____

As of February 28, 2005, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 7,387,700 Common Shares, par value $.01 per share and 18,728,611Class A Common Shares, par value $.01 per share


      THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 23 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 23 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX


                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - January 31, 2005 and October 31, 2004.

         Consolidated Statements of Income -Three months ended January 31, 2005 and 2004.

         Consolidated Statements of Cash Flows - Three months ended January 31, 2005 and 2004.

         Consolidated Statements of Stockholders' Equity - Three months ended January 31, 2005.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 6.  Exhibits

SIGNATURES


     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)
                                                                                                    January 31,         October 31,
ASSETS                                                                                                     2005                2004
                                                                                                           ----                ----
                                                                                                    (Unaudited)
Real Estate Investments:
    Core properties - at cost                                                                          $432,640           $ 381,937
    Non-core properties - at cost                                                                        20,621              20,621
    Less:  accumulated depreciation                                                                    (63,618)            (61,389)
                                                                                                       --------            --------
                                                                                                        389,643             341,169
    Mortgage notes receivable                                                                             2,089               2,109
                                                                                                          -----               -----
                                                                                                        391,732             343,278

Property held for sale                                                                                        -               4,002
Cash and cash equivalents                                                                                 4,637              25,940
Restricted cash                                                                                           1,187               1,184
Marketable securities                                                                                     2,609               2,681
Tenant receivables, net of allowances of  $2,325 and $2,047, respectively                                12,730              11,249
Prepaid expenses and other assets                                                                         5,700               3,303
Deferred charges, net of accumulated amortization                                                         3,037               3,280
                                                                                                          -----               -----
         Total Assets                                                                                  $421,632           $ 394,917
                                                                                                       ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Bank loans                                                                                        $  19,500               $   -
    Mortgage notes payable                                                                              106,897             107,443
    Accounts payable and accrued expenses                                                                 2,615               1,515
    Deferred officers compensation                                                                          545                 501
    Other liabilities                                                                                     4,734               3,617
                                                                                                          -----               -----
         Total Liabilities                                                                              134,291             113,076
                                                                                                        -------             -------

Minority Interests                                                                                        7,320               7,320
                                                                                                          -----               -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized;
    8.99% Series B Senior Cumulative Preferred stock, (liquidation preference of $100
    per Share);  150,000 shares issued and outstanding                                                   14,341              14,341
    8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100 per share);
    400,000 shares issued and outstanding                                                                38,406              38,406
                                                                                                         ------              ------
        Total Preferred Stock                                                                            52,747              52,747
                                                                                                         ------              ------

Commitments and Contingencies

Stockholders' Equity:
    Excess stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding        --                   -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
    7,387,700 and 7,189,991 shares issued and outstanding shares respectively.                               74                  72
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
    18,728,611 and 18,649,008 shares issued and outstanding shares respectively.                            187                 186
    Additional paid in capital                                                                          269,174             264,680
    Cumulative distributions in excess of net income                                                   (31,886)            (36,581)
    Accumulated other comprehensive income                                                                  498                 472
    Unamortized restricted stock compensation and officers notes receivable                            (10,773)             (7,055)
                                                                                                       --------             -------
        Total Stockholders' Equity                                                                      227,274             221,774
                                                                                                        -------             -------
Total Liabilities and Stockholders' Equity                                                             $421,632           $ 394,917
                                                                                                       ========           =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
                                                                                                  Three Months Ended
                                                                                                       January 31
                                                                                                    2005        2004
    Revenues:
         Base rents                                                                               $12,920     $12,437
         Recoveries from tenants                                                                    4,128       3,644
         Lease termination income                                                                      --         542
         Interest and other                                                                           212         221
                                                                                                      ---         ---
                                                                                                   17,260      16,844
    Operating Expenses:
         Property operating                                                                         2,784       2,723
         Property taxes                                                                             2,244       2,061
         Interest                                                                                   2,053       2,005
         Depreciation and amortization                                                              3,031       2,754
         General and administrative                                                                 1,117       1,019
         Directors' fees and expenses                                                                  68          57
                                                                                                    -----       -----
                                                                                                   11,297      10,619
                                                                                                   ------      ------

    Operating Income                                                                                5,963       6,225

    Minority Interests                                                                               (92)        (92)
                                                                                                     ----        ----
    Income from Continuing Operations                                                               5,871       6,133
    Discontinued Operations (including gain on sale of real estate of $5,626 and $0)                5,602         138
                                                                                                    -----       -----
    Net Income                                                                                     11,473       6,271
      Preferred Stock Dividends                                                                   (1,187)     (1,187)
                                                                                                  -------     -------

    Net Income Applicable to Common and Class A Common Stockholders                               $10,286      $5,084
                                                                                                  =======      ======

    Basic Earnings per Share:
    Per Common Share:
    Income from Continuing operations                                                                $.18        $.18
    Discontinued operations                                                                          $.21        $.01
                                                                                                      ---        ----
    Net Income Applicable to Common Stockholders                                                     $.39        $.19
                                                                                                     ====        ====

    Per Class A Common Share:
    Income from Continuing operations                                                                $.19        $.20
    Discontinued operations                                                                          $.23        $.01
                                                                                                      ---        ----
    Net Income Applicable Class A Common Stockholders                                                $.42        $.21
                                                                                                     ====        ====

    Diluted Earnings Per Share:
    Per Common Share:
    Income from Continuing operations                                                                $.17        $.18
    Discontinued operations                                                                          $.20        $.01
                                                                                                      ---        ----
    Net Income Applicable-Common  Stockholders                                                       $.37        $.19
                                                                                                     ====        ====

    Per Class A Common Share:
    Income from Continuing operations                                                                $.19        $.20
    Discontinued operations                                                                          $.22        $.01
                                                                                                      ---        ----
    Net Income Applicable to Class A Common Stockholders                                             $.41        $.21
                                                                                                     ====        ====
    Dividends per share:
    Common                                                                                           $.20       $.195
                                                                                                     ====       =====
    Class A Common                                                                                   $.22       $.215
                                                                                                     ====       =====

The accompanying notes to consolidated financial statements are an integral part of these statements.


URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                                                          Three Months Ended
                                                                                                              January 31
                                                                                                            2005           2004
                                                                                                           -----           ----
Operating Activities:
Net income                                                                                               $11,473         $6,271
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                                            3,031          2,792
   Gain on sale of real estate investment                                                                (5,626)              -
  Amortization of restricted stock                                                                           365            302
  Minority interests                                                                                          92             92
  Increase in tenant receivables                                                                         (1,207)        (1,249)
  Increase (decrease) in accounts payable and accrued expenses                                             1,100          (851)
  Increase in other assets and other liabilities, net                                                    (1,204)        (2,175)
  Increase in restricted cash                                                                                (3)            (4)
                                                                                                             ---            ---

  Net Cash Provided by Operating Activities                                                                8,021          5,178
                                                                                                           -----          -----

Investing Activities:
    Acquisition of property                                                                             (51,000)              -
    Net proceeds received from sale of property                                                            9,406              -
    Sales of marketable securities                                                                            98          7,866
    Improvements to properties and deferred charges                                                        (246)          (757)
    Distributions to limited partners of consolidated joint ventures                                        (92)           (92)
    Payments received on mortgage notes receivables                                                           20             18
    Deposit on acquisition of property                                                                     (100)              -
                                                                                                           -----          -----

    Net Cash (Used in) Provided by Investing Activities                                                 (41,914)          7,035
                                                                                                        --------          -----

Financing Activities:
    Proceeds from bank loans                                                                              19,500              -
    Dividends paid -- Common and Class A Common shares                                                   (5,591)        (5,364)
    Dividends paid -- Preferred Stock                                                                    (1,187)        (1,187)
    Payments on mortgage notes payable                                                                     (546)          (482)
    Sales of additional Common and Class A Common shares                                                     414            690
    Repayment of officer note receivable                                                                       -            133
                                                                                                           -----          -----

    Net Cash Provided by (Used in) Financing Activities                                                   12,590        (6,210)
                                                                                                          ------        -------

Net (Decrease) Increase In Cash and Cash Equivalents                                                    (21,303)          6,003
Cash and Cash Equivalents at Beginning of Period                                                          25,940         22,449
                                                                                                          ------         ------

Cash and Cash Equivalents at End of Period                                                                $4,637        $28,452
                                                                                                          ======        =======

Supplemental Cash Flow Disclosures:
     Interest Paid                                                                                       $ 2,053         $2,005
                                                                                                         =======         ======

The accompanying notes to consolidated financial statements are an integral part of these statements.


URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except shares and per share data)


                                       Common Stock  Class A Common Stock                                         Unamortized
                                     ----------------  ---------------            (Cumulative    Accumulated     Restricted Stock
                                     Outstanding       Outstanding     Additional Distributions  Other           Compensation
                                      Number of  Par    Number of  Par   Paid In  In Excess of   Comprehensive   and Notes
                                       Shares   Value    Shares   Value  Capital  Net Income     Income          Receivable    Total
                                       ------    -----   ------   -----  -------  ----------     ------          ----------    -----

Balances - October 31, 2004         7,189,991    $72   18,649,008   $186   $264,680  $(36,581)      $472         $(7,055)   $221,774
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders             -      -            -      -          -    10,286          -               -      10,286
Unrealized gains on marketable
securities                                  -      -            -      -          -         -         26               -          26
                                                                                                                              ------
Total Comprehensive Income                                                                                                    10,312
Cash dividends paid:
Common stock ($.20 per share)               -      -            -       -         -    (1,473)         -               -     (1,473)
Class A common  stock ($.22 per share)      -      -            -       -         -    (4,118)         -               -     (4,118)
Sales of additional shares under
dividend reinvestment plan             21,909      -        3,928       -       414         -          -               -         414
Shares granted under restricted stock
plan                                  175,800      2       75,675       1     4,080         -          -           (4,083)         -
Amortization of restricted stock
compensation                                -      -            -       -         -         -          -              365        365
                                    ---------   ----   ----------    ----  --------   --------      ----          --------  --------
Balances - January 31, 2005         7,387,700    $74   18,728,611    $187  $269,174   $(31,886)     $498          $(10,773) $227,274
                                    =========   ====   ==========    ====  ========   =========     ====          ========= ========



   The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2005, the Company owned or had interests in 34 properties containing a total of 3.7 million square feet of leasable area.

Principles of Consolidation and Use of Estimates
The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company has the ability to control the affairs of the venture. The Company believes it has the ability to control the affairs of its consolidated joint ventures because as the sole general partner, the Company has the exclusive right to exercise all management powers over the business and affairs of the respective joint ventures. In addition, the limited partners have no important rights as defined in the AICPA's Statement of Position ("SOP") 78-9 "Accounting for Investments in Real Estate Ventures". The joint ventures are consolidated into the consolidated financial statements of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended January 31, 2005, are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2004.

The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates. The balance sheet at October 31, 2004 has been derived from audited financial statements at that date.


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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                                   Three Months Ended
                                                                                                       January 31

                                                                                                    2005         2004
Numerator
Net income applicable to common stockholders - basic                                              $2,526       $1,219
Effect of dilutive securities:
  Operating partnership units                                                                         91           36
                                                                                                   -----        -----
Net income applicable to common stockholders - diluted                                            $2,617       $1,255
Denominator                                                                                        =====        =====

Denominator for basic EPS weighted average common shares                                           6,547        6,337
Effect of dilutive securities:
  Stock options and awards                                                                           402          203
Operating partnership units                                                                           55           55
                                                                                                   -----        -----
Denominator for diluted EPS - weighted average common equivalent shares                            7,004        6,595
                                                                                                   =====        =====

Numerator
Net income applicable to Class A common stockholders-basic                                        $7,760       $3,865
Effect of dilutive securities:
  Operating partnership units                                                                          1           55
                                                                                                   -----        -----
Net income applicable to Class A common stockholders - diluted                                    $7,761       $3,920
                                                                                                  ======       ======

Denominator
Denominator for basic EPS - weighted average Class A common shares                                18,289       18,231
Effect of dilutive securities:
  Stock options and awards                                                                           290          146
  Operating partnership units                                                                        310          310
                                                                                                   -----        -----
Denominator for diluted EPS - weighted average Class A common equivalent shares                   18,889       18,687
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

(2) CORE PROPERTIES

On January 7, 2005, the Company acquired The Dock Shopping Center, a 269,000 square foot shopping center located in Stratford, Connecticut for $50.25 million excluding closing costs of approximately $750,000. The acquisition was funded with available cash and borrowings of $17.5 million under the Company's secured line of credit.

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

The Company is currently in the process of analyzing the fair value of in-place leases for The Dock Shopping Center and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2097. Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partner interests. If termination of the partnership occurred on January 31, 2005, the amount payable to the limited partnership is estimated to be $3,300,000.

(3) PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

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

Property held for sale at October 31, 2004, consists of a shopping center in Farmingdale, New York which was under contract at that date. In November 2004, the property was sold. Upon the completion of the sale of the property, the Company recorded a gain of $5.6 million in the accompanying consolidated statement of income for the three month period ended January 31, 2005. The property's operating results have been reclassified as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $6,000 and $314,000 for the three months ended January 31, 2005 and 2004, respectively.

(4)  BANK LINES OF CREDIT

At January 31, 2005, the Company had two revolving lines of credit arrangements with a bank. One line of credit (the"Secured Credit Facility") expires in October 2005 and is secured by first mortgage liens on two properties (having a net book value of $28.3 million at January 31, 2005) and provides for draws of up to $17.5 million. Interest is at prime + 1/2% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of .25% on the unused portion of the Secured Credit Facility. At January 31, 2005, the Company had outstanding borrowings of $17.5 million under this revolving credit agreement.

The Company also has a $20 million unsecured line of credit arrangement with the same bank which expires in January 2006. The line of credit is available to acquire real estate, refinance indebtedness and for working capital needs. Extensions of credit are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings bear interest at the Prime + 1/2% or LIBOR + 2.5%. The Company pays an annual fee of .25% on unused amounts. At January 31, 2005 there were borrowings of $2,000,000 outstanding under this line of credit.


(5) STOCKHOLDERS' EQUITY

The Company has a restricted stock plan for key employees and directors of the Company. The restricted stock plan ("Plan"), as amended, provides for the grant of up to 1,650,000 of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 950,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A common shares or Common shares. In January, 2005, the compensation committee awarded 175,800 shares of Common Stock and 75,675 shares of Class A Common Stock to participants in the plan. As of January 31, 2005, the Company has awarded 860,800 shares of Common Stock and 473,550 shares of Class A Common Stock to participants as an incentive for future services. The shares vest between five and ten years after the date of grant. At January 31, 2005, 36,750 shares each of Common Stock and Class A Common Stock were vested. Dividends on vested and non-vested shares are paid as declared. The market value of shares granted is recorded as unamortized restricted stock compensation on the date of grant. As a result of the 2005 grants, the Company recorded $4,082,600 as unamortized restricted stock compensation in the first quarter of 2005. Unamortized restricted stock compensation is expensed over the respective vesting periods. For the three months ended January 31, 2005, and 2004 amounts charged to compensation expense totaled $ 365,000 and $302,000 respectively.

The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During the three months ended January 31, 2005, the Company issued 21,909 shares of Common Stock and 3,928 shares of Class A Common Stock through the Plan. As of January 31, 2005, there remained 277,998 shares of Common Stock and 521,300 shares of Class A Common Stock available for issuance under the Plan.

(6) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

 The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the three months ended January 31, 2005 and 2004 adjusted to give effect to the acquisition of The Dock Shopping Center completed in January, 2005 (see Note 2.), and the sale of Bi-County Shopping Center completed in November 2004, as though these transactions were completed on November 1, 2003.

 The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of November 1, 2003, nor does it purport to represent the results of future operations. (Amounts in thousands,except per share figures).

                                                                                Three Months Ended
                                                                                   January 31,

                                                                                2005            2004
                                                                                ----            ----

          Pro forma revenues:                                                $18,331         $18,315
                                                                             =======         =======
          Pro forma income from continuing operations applicable to
              Common and Class A Common                                      $ 5,087         $ 5,500
                                                                             =======         =======

          Pro forma basic shares outstanding:
              Common and Common Equivalent                                     6,547           6,337
                                                                               =====           =====
              Class A Common and Class A Common Equivalent                    18,289          18,231
                                                                              ======          ======
          Pro forma diluted shares outstanding:
              Common and Common Equivalent                                     7,004           6,595
                                                                               =====           =====
              Class A Common and Class A Common Equivalent                    18,889          18,687
                                                                              ======          ======

          Pro forma earnings per share from continuing operations:
              Basic:
              Common                                                            $.19            $.21
                                                                                ====            ====
              Class A Common                                                    $.21            $.23
                                                                                ====            ====
              Diluted:
              Common                                                            $.19            $.20
                                                                                ====            ====
              Class A Common                                                    $.21            $.22
                                                                                ====            ====


(7) SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES


In January 2005, the Company contracted to purchase a shopping center containing approximately 218,000 square feet of leasable space located in Yorktown, New York for a purchase price of $29.5 million. The Company expects to fund the purchase from borrowings on its existing bank lines of credit. The contract to purchase is subject to various conditions, including customary conditions to close and therefore there can be no assurance as to when or if the transaction will be completed.

In February 2005, the Company terminated purchase contracts it entered into in December 2004, to acquire four retail properties totaling 73,000 square feet of leasable space for an aggregate purchase price of $18 million.

The Company has received a commitment to increase its existing secured credit facility with a bank for up to $30 million from the present borrowing limit of $17.5 million. The closing of the facility is subject to, among other things, certain closing requirements of the bank including execution of the loan documents. The facility is expected to close during the Company's second fiscal quarter of 2005.

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

Overview

The Company, a REIT, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2005, the Company owned or had controlling interests in 34 properties containing a total of 3.7 million square feet of GLA of which approximately 97% was leased at January 31, 2005

The Company focuses on increasing cash flow and, consequently, the value of its properties and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

Key elements of the company's growth strategies and operating policies are to:

      |X| Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, and Westchester and Putnam Counties, New York
      |X| Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
      |X| Selectively dispose of non-core assets and re-deploy the proceeds into properties located in the Company's preferred region
      |X| Increase property values by aggressively marketing available GLA and renewing existing leases
      |X| Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
      |X| Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
      |X|  Control property operating and administrative costs

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2004.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at January 31, 2005.

Liquidity and Capital Resources

At January 31, 2005, the Company had unrestricted cash and cash equivalents of $4.6 million compared to $25.9 million at October 31, 2004. The Company utilized approximately $23 million to complete the acquisition of real property in the first quarter of fiscal 2005. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2005 and to meet its dividend requirements necessary to maintain its REIT status. Net cash provided by operations for the three months ended January 31, 2005, amounted to $8.0 million, compared to $5.2 in the comparable period of fiscal 2004. Dividends paid to stockholders of the Company in the three month periods ended January 31, 2005 and 2004 were $6.8 million and $6.6 million, respectively. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

Financings and Debt

The Company has a shelf registration statement on Form S-3 on file for up to $150 million of debt securities, preferred stock, depository shares, common stock and Class A common stock. As of January 31, 2005, the Company has $62.3 million available for issuance under this shelf registration statement.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

Mortgage notes payable consist of $106,897,000 of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.48% at January 31, 2005. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. The Company anticipates that it will make principal mortgage payments due in fiscal 2005 from available cash. The Company expects to refinance a majority of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

At January 31, 2005, the Company had a secured revolving credit facility with a bank which expires in October 2005 and allows for borrowings up to $17.5 million. The secured credit line is collateralized by two properties having a net book value of $28.3 million at January 31, 2005. The Company has received a commitment from the bank to replace the existing facility with a credit facility of up to $30 million and a term of three years. The closing of the facility is subject to the bank's satisfaction of certain conditions and execution of documents. At January 31, 2005, the Company had outstanding borrowings of $17.5 million under the existing revolving credit agreement. The Company also has a $20 million unsecured revolving line of credit with the same bank. During the first quarter of 2005, this line of credit was extended for an additional one year period. At January 31, 2005, there were borrowings of $2.0 million outstanding under this line of credit. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Both credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes.

Contractual Obligations

The Company's contractual payment obligations as of January 31, 2005, were as follows (amounts in thousands):

                             Payments Due by Period
          ---------------------------------------------------------------------------------------------

                                      Total        2005          2006         2007         2008        2009     Thereafter
                                      -----        ----          ----         ----         ----        ----     ----------

   Mortgage notes payable            $106,897      $1,701       $9,040      $11,348      $53,392     $17,754      $13,662
   Secured credit line                 17,500      17,500            -            -            -           -            -
   Unsecured credit line                2,000           -        2,000            -            -           -            -
   Tenant obligations*                  1,809       1,000          809            -            -           -            -
                                      -------     -------      -------     --------     --------     -------      -------
Total Contractual Obligations        $128,206     $20,201      $11,849      $11,348      $53,392     $17,754      $13,662
                                     ========     =======      =======      =======      =======     =======      =======

*Committed tenant-related obligations based on executed leases as of January 31, 2005.

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

Off-Balance Sheet Arrangements
..
During the three month period ended January 31, 2005 and the year ended October 31, 2004, the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first three months of fiscal 2005, the Company spent approximately $246,000 for property improvements and tenant related improvements and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur an additional $5 million for expected capital improvements and leasing costs in fiscal 2005. These expenditures are expected to be funded from operating cash flows or borrowings.

Acquisitions and Sales

The Company seeks to acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, and Westchester and Putnam Counties, New York.

On January 7, 2005, the Company acquired The Dock Shopping Center, a 269,000 square foot shopping center located in Stratford, Connecticut for $50.25 million, excluding closing costs of approximately $750,000. The acquisition was funded with cash of approximately $23 million, net proceeds of $9.75 million from the sale of the Farmingdale property and borrowings of $17.5 million under the Company's secured line of credit.

On November 15, 2004, the Company sold its Farmingdale, New York property for $9.75 million. The proceeds were used to complete the acquisition of The Dock Shopping Center in January, 2005. In connection with the transaction, the Company recorded a gain on the sale of approximately $5.6 million in the first quarter of 2005.


Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. There were no sales of non-core properties during the three months ended January 31, 2005. At January 31, 2005, the four non-core properties have a net book value of approximately $10.5 million.

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, FFO:
|X| does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income; and

|X| should not be considered an alternative to net income as an indication of the Company's performance.

FFO, as defined by the Company, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the three months ended January 31, 2005 and 2004 (amounts in thousands).


                                                                                             Three Months Ended January  31,

                                                                                            2005                        2004
                                                                                            ----                        ----

Net Income Applicable to Common and Class A Common Stockholders                         $ 10,286                     $ 5,084

Plus:  Real property depreciation                                                          2,242                       2,129
          Amortization of tenant improvements and allowances                                 609                         550
          Amortization of deferred leasing costs
                                                                                             180                         113
Less:  Gain on Sale of Real Estate Investments                                           (5,626)                           -
                                                                                         -------                     -------


Funds from Operations Applicable to Common and Class A Common Stockholders               $ 7,691                     $ 7,876
                                                                                         =======                     =======

Net Cash Provided by (Used in):
Operating Activities                                                                     $ 8,021                     $ 5,178
                                                                                         =======                     =======
Investing Activities                                                                   $(41,914)                     $ 7,035
                                                                                       =========                     =======
Financing Activities                                                                    $ 12,590                    $(6,210)
                                                                                        ========                    ========

Results of Operations

Comparison of the three months ended January 31, 2005 to the three months ended January 31, 2004.

Revenues

Base rents increased 3.6% to $12.9 million in the first quarter of fiscal 2005, compared to $12.4 million in the comparable quarter of fiscal 2004. Rents from properties owned during both periods were unchanged. The Company's core properties were 99% at the end of the first quarter of 2005, unchanged from year end. Rents from new properties increased revenues by $510,000 in the first quarter. For the first three months of fiscal 2005, the Company leased or renewed approximately 73,000 square feet of rentable space. Leases totaling 238,000 square feet of space are scheduled to expire in fiscal year 2005. The Company expects that substantially all of these leases will be renewed at rates at least comparable to the expiring rates. Recoveries from tenants, which represents reimbursements from tenants for property operating expenses and property taxes, increased by 14.2% in fiscal 2005 to $4.1 million from $3.6 million in the first quarter of fiscal 2004. Property tax recoveries increased as a result of higher tax recovery rates at certain of the Company's properties and the effect of new properties acquired which increased this component of income by $46,000.

During the first quarter of fiscal 2005, a tenant occupying 41,000 sf of space in the Company's 202,000 sf office building property in Southfield, Michigan vacated the building. As a result, the building is currently 50% leased and occupied. The Company continues to seek replacement tenants for the building, however the office leasing market in this region of the country is weak.

In the first quarter of fiscal 2004, the Company received lease termination payments of $542,000 in satisfaction of two former tenant lease obligations. There were no lease termination payments in the comparable quarter of fiscal 2005.

Expenses

Property operating expenses were generally unchanged in the first quarter of fiscal 2005, compared to the same quarter in fiscal 2004. Property operating expenses for properties owned in 2005 and 2004 decreased by $59,000 from lower maintenance costs. New properties added $77,000 in additional operating expenses in the first quarter of 2005. Property tax expenses increased 8.9% to $2,244,000 in the first quarter of fiscal 2005 from $2,061,000 in the comparable quarter of fiscal 2004. The increase resulted principally from the addition of new properties in the portfolio which increased this component of expenses by $105,000 in fiscal 2005. Property taxes for properties owned in both 2005 and 2004 were unchanged.

Interest expense increased $48,000 principally from an additional $4.7 million in new mortgage loans in 2004 assumed in connection with property acquisitions that year.

Depreciation and amortization expense increased by $277,000 in the first quarter of fiscal 2005 from the additional depreciation on recent property acquisitions.

General and administrative expenses increased by $98,000 due principally to higher compensation costs, including an increase in restricted stock compensation in fiscal 2005.

Discontinued Operations

In November 2004, the Company sold its Farmingdale, New York shopping center for $9.75 million. Accordingly, its operating results have been reclassified as discontinued operations in accordance with SFAS #144. Revenues for this property totaled $6,000 and $314,000 in the three month periods ended January 31, 2005 and 2004 respectively.

In connection with the sale of the shopping center, the Company recorded a gain on the sale of the property of approximately $5.6 million in the first quarter of fiscal 2005.

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

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of January 31, 2005, the Company had $19,500,000 of variable rate debt outstanding under its revolving credit facilities. There were no variable rate borrowings during fiscal 2004. During the three months ended January 31, 2005, the weighted average interest rate on variable debt was 4.29%. A hypothetical 1% increase in interest rates would increase the Company's annual interest expense by approximately $195,000. The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes. The Company believes that its weighted average interest rate of 7.4% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.


Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q. the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure and controls procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls

During the quarter ended January 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                              URSTADT BIDDLE PROPERTIES INC.
                              (Registrant)

                              By /s/ Charles J. Urstadt
                              -------------------------
                              Charles J. Urstadt
                              Chairman and
                              Chief Executive Officer

                              By /s/ James R. Moore
                              ---------------------
                              James R. Moore
                              Executive Vice President/
                              Chief Financial Officer
                              (Principal Financial Officer
Dated: March  11 , 2005       and Principal Accounting Officer)

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