Form 10-Q
period 2005-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2005-06-09
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

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

                    321 Railroad Avenue, Greenwich, CT 06830
               (Address of principal executive offices) (ZipCode)

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

As of June 7, 2005, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 7,411,463 Common Shares, par value $.01 per share and 18,732,958 Class A Common Shares, par value $.01 per share


  THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 26 PAGES, NUMBERED CONSECUTIVELY
                FROM 1 TO 26 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX


                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - April 30, 2005 and October 31, 2004.

         Consolidated Statements of Income -Three and Six months ended April 30, 2005 and 2004.

         Consolidated Statements of Cash Flows - Six months ended April 30, 2005 and 2004.

         Consolidated Statements of Stockholders' Equity - Six months ended April 30, 2005.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURES

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)

                                                                                                         April 30,       October 31,
ASSETS                                                                                                      2005                2004
                                                                                                            ----                ----
                                                                                                      (Unaudited)
Real Estate Investments:
    Core properties - at cost                                                                           $ 433,775          $ 381,937
    Non-core properties - at cost                                                                          20,621             20,621
    Less:  accumulated depreciation                                                                      (66,564)           (61,389)
                                                                                                         --------           --------
                                                                                                          387,832            341,169
    Mortgage notes receivable                                                                               2,068              2,109
                                                                                                           ------              -----
                                                                                                          389,900            343,278

Property held for sale                                                                                          -              4,002
Cash and cash equivalents                                                                                   8,683             25,940
Restricted cash                                                                                             1,189              1,184
Marketable securities                                                                                       2,499              2,681
Tenant receivables, net of allowances of  $1,750 and $2,047, respectively                                  13,960             11,249
Prepaid expenses and other assets                                                                           4,843              3,303
Deferred charges, net of accumulated amortization                                                           3,247              3,280
                                                                                                           ------              -----
         Total Assets                                                                                   $ 424,321          $ 394,917
                                                                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                              $ 106,340           $107,443
    Accounts payable and accrued expenses                                                                   1,781              1,515
    Deferred compensation - officers                                                                          782                501
    Other liabilities                                                                                       4,263              3,617
                                                                                                            -----              -----
         Total Liabilities                                                                                113,166            113,076
                                                                                                          -------            -------

Minority Interests                                                                                          7,320              7,320
                                                                                                        ---------              -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized;
  8.99% Series B Senior Cumulative Preferred stock, (liquidation preference of $100
    per share);  150,000 shares issued and outstanding                                                     14,341             14,341
  8.50% Series C Senior Cumulative Preferred stock, (liquidation preference of
    $100 per share); 400,000 shares issued and outstanding                                                 38,406             38,406
                                                                                                           ------             ------
        Total Preferred Stock                                                                              52,747             52,747
                                                                                                           ------             ------

Commitments and Contingencies

Stockholders' Equity:
    7.5% Series D Senior Cumulative Preferred stock (liquidation preference of
         $25 per share); 1,000,000 and 0 shares issued and outstanding                                     23,995                  -
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
     none issued and outstanding                                                                                -                  -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
         7,411,463 and 7,189,991 shares issued and outstanding                                                 74                 72
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
         18,732,958 and 18,649,008 shares issued and outstanding                                              187                186
    Additional paid in capital                                                                            269,377            264,680
    Cumulative distributions in excess of net income                                                     (32,659)           (36,581)
    Accumulated other comprehensive income                                                                    470                472
    Unamortized restricted stock compensation and officers notes receivable                              (10,356)            (7,055)
                                                                                                         --------            -------
        Total Stockholders' Equity                                                                        251,088            221,774
                                                                                                          -------            -------
Total Liabilities and Stockholders' Equity                                                               $424,321          $ 394,917
                                                                                                         ========          =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                                                    Six Months Ended            Three Months Ended
                                                                                           April 30,                  April 30,

                                                                                   2005           2004          2005          2004
                                                                                   ----           ----          ----          ----
      Revenues:
          Base rents                                                            $26,666        $24,742       $13,746       $12,305
          Recoveries from tenants                                                 8,764          7,300         4,636         3,656
          Lease termination income                                                    -            542             -             -
          Interest and other                                                        382            417           178           196
                                                                                    ---            ---           ---      ---  ---
                                                                                 35,812         33,001        18,560        16,157
                                                                                 ------         ------        ------        ------
      Operating Expenses:
          Property operating                                                      6,277          5,308         3,493         2,585
          Property taxes                                                          4,709          4,235         2,465         2,174
          Interest                                                                4,322          3,999         2,269         1,994
          Depreciation and amortization                                           6,109          5,418         3,078         2,664
          General and administrative                                              2,109          1,879           992           860
          Directors' fees and expenses                                              127            105            59            48
                                                                                    ---            ---           ---           ---
                                                                                 23,653         20,944        12,356        10,325
                                                                                 ------         ------        ------        ------

      Operating Income                                                           12,159         12,057         6,204         5,832
      Minority Interests                                                          (184)          (183)          (92)          (91)
                                                                                  -----          -----         -----         -----
      Income from Continuing Operations                                          11,975         11,874         6,112         5,741
      Discontinued Operations:
          Income (Loss) from discontinued operations                               (24)            263             -           125
          Gain on sale of property                                                5,634              -             -             -
                                                                                  -----          -----         -----         -----
      Income from Discontinued Operations                                         5,610            263             -           125
                                                                                  -----         ------         -----         -----
      Net Income                                                                 17,585         12,137         6,112         5,866
          Preferred Stock Dividends                                             (2,473)        (2,374)       (1,286)       (1,187)
                                                                                -------        -------       -------       -------

      Net Income Applicable to Common and Class A Common Stockholders           $15,112         $9,763        $4,826        $4,679
                                                                                =======         ======        ======        ======
          Basic Earnings per Share:
          Per Common Share:
               Income from continuing operations                                   $.36           $.36          $.18          $.18
               Income from discontinued operations                                 $.21           $.01             -             -
                                                                                   ----           ----          ----          ----
              Net Income Applicable to Common Stockholders                         $.57           $.37          $.18          $.18
                                                                                   ====           ====          ====          ====

          Per Class A Common Share:
               Income from continuing operations                                   $.39           $.40          $.20          $.19
               Income from discontinued operations                                 $.23           $.01             -             -
                                                                                   ----           ----           ----         ----
               Net Income Applicable Class A Common Stockholders                   $.62           $.41          $.20          $.19
                                                                                   ====           ====          ====          ====

          Diluted Earnings Per Share:
          Per Common Share:
               Income from continuing operations                                   $.35           $.35          $.18          $.17
               Income from discontinued operations                                 $.20           $.01             -             -
                                                                                   ----           ----          ----          ----
               Net Income Applicable-Common  Stockholders                          $.55           $.36          $.18          $.17
                                                                                   ====           ====          ====          ====

          Per Class A Common Share:
               Income from continuing operations                                   $.39           $.39          $.19          $.19
               Income from discontinued operations                                 $.22           $.01             -             -
                                                                                   ----           ----          ----          ----
               Net Income Applicable to Class A Common Stockholders                $.61           $.40          $.19          $.19
                                                                                   ====           ====          ====          ====
          Dividends per share:
               Common                                                              $.40           $.39          $.20         $.195
                                                                                   ====           ====          ====         =====
               Class A Common                                                      $.44           $.43          $.22         $.215
                                                                                   ====           ====          ====         =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)                                                                                            Six Months Ended
                                                                                                              April 30,


                                                                                                            2005          2004
                                                                                                            ----          ----
         Operating Activities:
         Net income                                                                                      $17,585       $12,137
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                                                 6,109         5,418
             Depreciation and amortization on discontinued operations                                          -            76
             Gain on sale of real estate investment                                                      (5,634)             -
             Amortization of restricted stock                                                                782           642
             Minority interests                                                                              184           183
             Increase in tenant receivables                                                              (2,437)       (1,832)
             Increase (decrease)  in accounts payable and accrued expenses                                   261       (1,526)
             Increase in other assets and other liabilities, net                                           (399)       (1,131)
             (Increase) decrease in restricted cash                                                          (5)             2
                                                                                                            ----          ----

             Net Cash Provided by Operating Activities                                                    16,446        13,969
                                                                                                          ------        ------

         Investing Activities:
             Acquisition of real estate investment                                                      (51,432)             -
             Net proceeds received from sale of property                                                   9,406             -
             Sale of marketable securities                                                                   182         7,866
             Deposits on acquisitions                                                                      (500)         (875)
             Improvements to properties and deferred charges                                             (1,275)       (1,130)
             Payments received on mortgage notes receivables                                                  41            37
             Distributions to limited partners of consolidated joint ventures                              (184)         (183)
                                                                                                           -----         -----

             Net Cash (Used in) Provided by Investing Activities                                        (43,762)         5,715
                                                                                                        --------         -----

         Financing Activities:
             Proceeds from revolving credit line borrowings                                               19,500             -
             Repayments on revolving credit line borrowings                                             (19,500)             -
             Proceeds from sale of Series D Preferred Stock                                               23,995             -
             Dividends paid on Common and Class A Common shares                                         (11,190)      (10,744)
             Dividends paid on Preferred shares                                                          (2,473)       (2,374)
             Sales of additional Common and Class A Common shares                                            830         1,544
             Payments on mortgage notes payable                                                          (1,103)         (974)
             Repayment of note receivable from officer                                                        -            133
                                                                                                          ------        ------


             Net Cash Provided by (Used in) Financing Activities                                          10,059      (12,415)
                                                                                                          ------      --------

         Net (Decrease) Increase In Cash and Cash Equivalents                                           (17,257)         7,269

         Cash and Cash Equivalents at Beginning of Period                                                 25,940        22,449
                                                                                                          ------        ------

         Cash and Cash Equivalents at End of Period                                                       $8,683       $29,718
                                                                                                          ======       =======

         Supplemental Cash Flow Disclosures:
         Interest Paid                                                                                    $4,322        $3,999
                                                                                                          ======        ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)




                                     Preferred Stock         Common Stock    Class A Common Stock
                                     ---------------         ------------    --------------------  Additional      Distributions
                                     Number     7.50%       Number     Par    Number of    Par       Paid In        In Excess of
                                   of Shares   Series D   of Shares   Value     Shares    Value      Capital        Net Income)
                                   ---------   --------   ---------   -----   ---------   -----     ---------      -------------

Balances - October 31, 2004                          $-   7,189,991     $72   18,649,008   $186      $264,680         $(36,581)
Comprehensive Income:
Net income applicable to
  Common and Class A common
  stockholders                                        -           -       -            -      -             -            15,112
Unrealized gains on
  marketable securities                               -           -       -            -      -             -                 -

Total Comprehensive Income                            -
Cash dividends paid:
  Common stock ($.40 per share)                       -           -       -            -      -             -            (2,950)
  Class A common  stock
  ($.44 per share)                                    -           -       -            -      -             -            (8,240)
Sales of additional shares
  under dividend reinvestment
  plan                                                -      45,672       -        8,275      -           830                 -
Shares granted under
  restricted stock plan                               -     175,800       2       75,675      1         4,080                 -
Amortization of restricted
  stock compensation and
  other adjustments                                   -           -       -            -      -         (213)                 -
Net proceeds from preferred
  stock offering                    1,000,000    23,995           -       -            -      -             -                 -
                                    ---------    ------     -------    ----    ---------   ----      --------            ------
Balances - April 30, 2005           1,000,000   $23,995   7,411,463     $74   18,732,958   $187      $269,377         $(32,659)
                                    =========   =======   =========     ====  ==========   ====      ========         =========


                                                                     Unamortized
                                                                     Restricted
                                                                        Stock
                                                Accumulated         Compensation
                                                   Other            and Officers
                                               Comprehensive            Notes
                                                  Income              Receivable           Total
                                                 -------              ----------           ------
Balances - October 31, 2004                        $472                 $(7,055)          $221,774
Comprehensive Income:
Net income applicable to
  Common and Class A common
  stockholders                                        -                       -             15,112
Unrealized gains on
  marketable securities                              (2)                                        (2)
                                                                                               ---
Total Comprehensive Income                                                                  15,110
Cash Dividends Paid:
  Common stock ($.40 per share)                       -                        -            (2,950)
  Class A common  stock
  ($.44 per share)                                    -                        -            (8,240)
Sales of additional shares
  under dividend reinvestment
  plan                                                -                        -                830
Shares granted under
  restricted stock plan                               -                  (4,083)                  -
Amortization of restricted
  stock compensation and
  other adjustments                                   -                      782                569
Net proceeds from preferred
  stock offering                                      -                        -             23,995
                                                  -----                    -----             ------
Balances - April 30, 2005                          $470                $(10,356)           $251,088
                                                =======                =========           =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2005, the Company owned or had interests in 34 properties containing a total of
3.7 million square feet of leasable area.

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

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six month period ended April 30, 2005, are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2004.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders Equity. At April 30, 2005, other comprehensive income consists of net unrealized gains of $470,000. Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized. For the six month and three month periods ended April 30, 2005, gains on sales of marketable securities amounted to $35,000 (none in the comparable periods in fiscal 2004).

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):


                                                                           Six Months Ended             Three Months Ended
                                                                               April 30,                    April 30,
                                                                               ---------                    ---------
                                                                           2005       2004            2005            2004
                                                                           ----       ----            ----            ----
Numerator
Net income applicable to common stockholders - basic                     $3,714     $2,346          $1,188          $1,128
Effect of dilutive securities:
  Operating partnership units                                               148         74              56              37
                                                                          -----     ------           -----           -----
Net income applicable to common stockholders - diluted                   $3,862     $2,420          $1,244          $1,165
                                                                         ======     ======          ======          ======

Denominator
Denominator for basic EPS-weighted average common shares                  6,556      6,362           6,568           6,386
Effect of dilutive securities:
  Stock options and awards                                                  409        220             416             223
Operating partnership units                                                  55         55              55              55
                                                                          -----      -----           -----           -----
Denominator for diluted EPS - weighted average common
  equivalent shares                                                       7,020      6,637           7,039           6,664
                                                                          =====      =====           =====           =====

Numerator
Net income applicable to Class A common Stockholders-basic              $11,398     $7,417          $3,638          $3,551
Effect of dilutive securities:
  Operating partnership units                                                35        110              36              54
                                                                          -----      -----           -----           -----
Net income applicable to Class A common Stockholders - diluted          $11,433     $7,527          $3,674          $3,605
                                                                        =======     ======          ======          ======

Denominator
Denominator for basic EPS - weighted average Class A common shares
                                                                         18,289     18,236          18,293          18,241
Effect of dilutive securities:
  Stock options and awards                                                  289        173             287             158
  Operating partnership units                                               310        310             310             310
                                                                           ----       ----            ----            ----
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                       18,888     18,719          18,890          18,709
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

(2) CORE PROPERTIES

On January 7, 2005, the Company acquired The Dock Shopping Center, a 269,000 square foot shopping center located in Stratford, Connecticut for $51.0 million (including closing costs of approximately $750,000). The acquisition was funded with available cash and borrowings of $17.5 million under the Company's secured line of credit.

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

During the second quarter of fiscal 2005, the Company completed its evaluation of the Rye Properties which were acquired in May 2004. As a result of its evaluations, the Company has allocated $435,000 to a liability and $22,000 to an asset associated with the net fair value assigned to the acquired leases at the property.

The Company is currently in the process of analyzing the fair value of in-place leases for The Dock Shopping Center and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2097. Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partner interests. If termination of the partnership occurred on April 30, 2005, the amount payable to the limited partnership is estimated to be $3,300,000.

(3) PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS #144). SFAS #144 requires, among other things, that the assets and liabilities and the results of operations of the Company's properties which have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company's consolidated financial statements. The Company classifies properties held for sale that are under contract for sale and are expected to be sold within the next twelve months as properties held for sale.

At October 31, 2004, one retail property was under contract for sale. In November 2004, the Company sold the retail property and recorded a gain on the sale of $5.6 million in the accompanying consolidated statements of income for the six month period ended April 30, 2005. The operating results for this property has been reclassified as discontinued operation in the accompanying consolidated financial statements. Revenues from discontinued operations were $6,000 and $612,000 in the six-month periods ended April 30, 2005 and 2004, respectively.

(4)  BANK LINES OF CREDIT

At April 30, 2005, the Company had two revolving lines of credit arrangements with a bank. In April 2005, the Company entered into a new senior secured revolving credit facility (the "Secured Credit Facility") which provides for borrowings of up to $30 million. The new secured credit facility replaced an existing credit facility that was scheduled to expire in October 2005. The Secured Credit Facility expires in April 2008 and is secured by first mortgage liens on two of the Company's properties. Interest on outstanding borrowings is at prime + 1/2% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of .25% on the unused portion of the Secured Credit Facility.

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

(5) STOCKHOLDERS' EQUITY

The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock has identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

In April 2005, the Company sold 1,000,000 shares of a new 7.5% Series D Senior Cumulative Preferred Stock ("Series D Preferred Stock") issue in a public offering at a price of $25.00 per share. The net proceeds to the Company (after deducting underwriting fees and expenses) were $24 million. In May 2005, the Company sold an additional 650,000 shares of Series D Preferred Stock in a public offering at a price of $25.2475 per share. The net proceeds to the Company (after deducting underwriting fees and expenses) were $15.8 million. The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company. The Series D Preferred Stock is redeemable at the Company's option on or after April 12, 2010 at a price of $25.00 per share plus accrued and unpaid dividends. A portion of the net proceeds of the offerings were used to repay $19.5 million of revolving credit bank debt in April 2005. The balance of the net proceeds are expected to be used to fund the acquisitions of income producing properties and/or capital improvements to properties owned and working capital.

The Company has a restricted stock plan for key employees and directors of the Company. The restricted stock plan ("Plan"), as amended, provides for the grant of up to 1,650,000 of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 950,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A common shares or Common shares. In January, 2005, the compensation committee awarded 175,800 shares of Common Stock and 75,675 shares of Class A Common Stock to participants in the plan. As of April 30, 2005, the Company has awarded 860,800 shares of Common Stock and 473,550 shares of Class A Common Stock to participants as an incentive for future services. The shares vest between five and ten years after the date of grant. At April 30, 2005, 36,750 shares each of Common Stock and Class A Common Stock were vested. Dividends on vested and non-vested shares are paid as declared. The market value of shares granted is recorded as unamortized restricted stock compensation on the date of grant. As a result of the 2005 grants, the Company recorded $4,082,600 as unamortized restricted stock compensation in the first quarter of 2005. Unamortized restricted stock compensation is expensed over the respective vesting periods. For the six months ended April 30, 2005, and 2004 amounts charged to compensation expense totaled $782,000 and $642,000 respectively.

The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During the six months ended April 30, 2005, the Company issued 45,672 shares of Common Stock and 8,275 shares of Class A Common Stock through the Plan. As of April 30, 2005, there remained 254,235 shares of Common Stock and 516,953 shares of Class A Common Stock available for issuance under the Plan.

(6) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

 The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the six months ended April 30, 2005 and 2004 adjusted to give effect to the acquisition of The Dock Shopping Center completed in January, 2005 (see Note 2) as though the acquisition was completed on November 1, 2003.

 The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of November 1, 2003, nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

                                                                                    Six Months Ended
                                                                                       April 30,

                                                                                   2005            2004
                                                                                   ----            ----

          Pro forma revenues:                                                   $36,883         $35,895
                                                                                =======         =======
          Pro forma income from continuing operations
              applicable to Common and Class A Common:                          $ 9,905         $10,587
                                                                                =======         =======

          Pro forma basic shares outstanding:
              Common and Common Equivalent                                        6,556           6,362
                                                                                  =====           =====
              Class A Common and Class A Common Equivalent                       18,289          18,236
                                                                                 ======          ======
          Pro forma diluted shares outstanding:
              Common and Common Equivalent                                        7,020           6,637
                                                                                  =====           =====
              Class A Common and Class A Common Equivalent                       18,888          18,719
                                                                                 ======          ======

          Pro forma earnings per share from continuing operations:
              Basic:
              Common                                                               $.37            $.40
                                                                                   ====            ====
              Class A Common                                                       $.41            $.44
                                                                                   ====            ====
              Diluted:
              Common                                                               $.36            $.39
                                                                                   ====            ====
              Class A Common                                                       $.40            $.43
                                                                                   ====            ====

(7) SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES


In February 2005, the Company contracted to purchase a shopping center containing approximately 200,000 square feet of GLA located in Westchester, New York for a purchase price of approximately $28.4 million. The contract to purchase is subject to various conditions, including customary conditions to close and therefore there can be no assurance as to when or if the transaction will be completed.

 On May 3, 2005, the Company sold 650,000 shares of Series D Preferred Stock in a public offering at a price of $25.2475 per share. The net proceeds to the Company (after deducting underwriting fees and expenses) were $15.8 million. In June 2005, the Company agreed to sell 800,000 shares of Series D Preferred Stock in a public offering at a price of $25.2775. The net proceeds to the Company (after deducting underwriting fees and expenses will be $19.5 million).

In May 2005, the Company contracted to sell two of its non-core properties in unrelated transactions. One contract is for the sale of the Company's office building in Southfield, Michigan for a sale price of $9,175,000. The second contract is for the sale of the Company's industrial property in Dallas, Texas for a sale price of $10.3 million. The two properties had an aggregate net carrying value of $7.5 million at April 30, 2005. The sales are expected to be completed during the Company's third quarter of fiscal 2005. Revenues from these properties totaled $1.7 million and $1.9 million in the six month periods ended April 30, 2005 and 2004.

On June 1, 2005, the Company fully repaid a mortgage note payable in the principal amount of $1.8 million. The mortgage note was scheduled to mature in November 2005.

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

In June 2005, the Company entered into a contract for the purchase of a shopping center containing 20,000 square feet of GLA located in Fairfield County, Connecticut for a purchase price of $6,740,000. The contract to purchase is subject to various conditions, including customary conditions to close and therefore there can be no assurance as to when or if the transaction will be completed.

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

Overview

The Company, a REIT, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2005, the Company owned or had controlling interests in 34 properties containing a total of 3.7 million square feet of GLA of which approximately 96% was leased at April 30, 2005

The Company focuses on increasing cash flow and, consequently, the value of its properties and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at April 30, 2005.

Liquidity and Capital Resources

At April 30, 2005, the Company had unrestricted cash and cash equivalents of $8.7 million compared to $25.9 million at October 31, 2004. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2005 and to meet its dividend requirements necessary to maintain its REIT status. Net cash provided by operations for the six months ended April 30, 2005, amounted to $16.5 million, compared to $14.0 million in the comparable period of fiscal 2004. Dividends paid to stockholders of the Company in the six month periods ended April 30, 2005 and 2004 were $13.7 million and $13.1 million, respectively. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions, growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

Financings and Debt

In April 2005, the Company sold 1,000,000 shares of 7.5% Series D Senior Cumulative Preferred Stock, ("Series D Preferred Stock") in a public offering for net proceeds of approximately $24 million. The Series D Preferred Stock has no stated maturity and is not convertible into other securities of the Company. On or after April 12, 2010, the Series D Preferred Stock may be redeemed by the Company, at its option, at a redemption price of $25 per share. In May 2005, the Company sold an additional 650,000 shares of Series D Preferred Stock for net proceeds of $15.8 million and in June 2005, the Company agreed to sell an additional 800,000 shares of Series D Preferred Stock in a public offering for net proceeds of $19.5 million.

The Company utilized a portion of the net proceeds from the preferred stock sales to repay all of its outstanding revolving credit line indebtedness of $19.5 million during the second quarter. The Company intends to use approximately $20 million of the net proceeds to fund the cash portion of the purchase price of a property under contract. The balance of the net proceeds are expected to be used to acquire other income producing properties and to fund renovations on, or capital improvements to its existing properties, including tenant improvements and for working capital.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

Mortgage notes payable consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.48% at April 30, 2005. The mortgage loans are secured by fourteen properties and have fixed rates of interest ranging from 6.29% to 8.375%. In June 2005, the Company fully repaid a mortgage note in the principal amount of $1.8 million. The mortgage note was scheduled to mature in November 2005. The Company anticipates that it will make all remaining scheduled principal mortgage payments due in fiscal 2005 from available cash. The Company expects to refinance a majority of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

In April 2005, the Company entered into a new senior secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million. This credit line replaced a secured revolving credit line of $17.5 million which was scheduled to expire in October 2005. The senior secured revolving credit line is collateralized by two properties having a net book value of $28.1 million at April 30, 2005. There were no borrowings outstanding under this line of credit at April 30, 2005. The Company also has a $20 million unsecured revolving line of credit with the same bank which expires in 2006. At April 30, 2005, there were no borrowings outstanding under this line of credit. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions.

Both credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes.

Contractual Obligations

The Company's contractual payment obligations as of April 30, 2005, were as follows (amounts in thousands):

                             Payments Due by Period
--------------------------------------------------------------------------------

                                     Total        2005        2006         2007         2008         2009     Thereafter
                                     -----        ----        ----         ----         ----         ----     ----------

   Mortgage notes payable          $106,340      $1,144      $9,040      $11,348     $53,392      $17,755        $13,661
   Tenant obligations*                1,700         900         800            -           -            -              -
                                  ---------       -----       -----      -------     -------      -------      ---------
Total Contractual Obligations      $108,040      $2,044      $9,840      $11,348     $53,392      $17,755        $13,661
                                   ========      ======      ======      =======     =======      =======        =======




*Committed tenant-related obligations based on executed leases as of April 30, 2005.

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

Off-Balance Sheet Arrangements
..
During the six month period ended April 30, 2005 and the year ended October 31, 2004, the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first six months of fiscal 2005, the Company spent approximately $1.3 million for property improvements, tenant related improvements and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur approximately $5 million for capital improvements and leasing costs during the second half of fiscal 2005. These expenditures are expected to be funded from operating cash flows, proceeds from equity offerings or borrowings.

Acquisitions and Sales

The Company seeks to acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, and Westchester and Putnam Counties, New York.

At April 30, 2005, the Company was in contract for the purchase of a 200,000 square foot shopping center in Westchester County, New York. The purchase price is $28.4 million including the assumption of an $8.2 million mortgage loan. The Company intends to use a portion of the proceeds of its recent preferred stock sales to fund the cash portion of the purchase price.

On January 7, 2005, the Company acquired The Dock Shopping Center, a 269,000 square foot shopping center located in Stratford, Connecticut for $51 million, including closing costs of approximately $750,000. The acquisition was funded with cash of approximately $23 million, net proceeds of $9.75 million from the sale of property and borrowings of $17.5 million under the Company's secured line of credit.

On November 15, 2004, the Company sold its Farmingdale, New York property for $9.75 million. The proceeds were used to complete the acquisition of The Dock Shopping Center in January, 2005. In connection with the transaction, the Company recorded a gain on the sale of approximately $5.6 million in the first quarter of 2005.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities, one office building and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. At April 30, 2005, the four non-core properties have a net book value of approximately $10.5 million.

In May 2005, the Company entered into contracts to sell two of its non-core assets in unrelated sale transactions. One contract is for the sale of the Company's office building in Southfield, Michigan for a sale price of $9,175,000. At April 30, 2005 the net carrying amount of this property was approximately $7.0 million. The second contract is for the sale of the Company's industrial property in Dallas, Texas for $10.3 million. This property had a net carrying amount of $492,000 at April 30, 2005. The transactions which are expected to be completed in the Company's third quarter of fiscal 2005 are subject to various conditions including customary conditions to close and therefore there can be no assurance as to when or if the transactions will be completed.

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance, such as gains (or losses) from sales of property and depreciation and amortization. However, FFO:
|X| does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

|X| should not be considered an alternative to net income as an indication of the Company's performance.

FFO, as defined by the Company, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the six months and three months ended April 30, 2005 and 2004 (amounts in thousands).

                                                                              Six Months Ended           Three Months Ended
                                                                                   April 30                   April 30

                                                                              2005         2004          2005          2004
                                                                              ----         ----          ----          ----

Net Income applicable to common and class A common stockholders            $15,112       $9,763        $4,826        $4,679

Plus: Real property depreciation                                             4,610        4,202         2,368         2,073
         Amortization of tenant improvements and allowances                  1,202        1,063           593           513
         Amortization of deferred leasing costs                                297          229           117           116
Less: Gain on sale of real estate investments                               (5,634)           -             -             -
                                                                            -------    --------       -------        ------
Funds from Operations Applicable to Common and Class A Common Stock         $15,587     $15,257        $7,904        $7,381
                                                                            =======     =======        ======        ======
Net Cash Provided by (used in):
Operating Activities                                                        $16,446     $13,969        $8,425        $8,791
                                                                            =======     =======        ======        ======
Investing Activities                                                      $(43,762)      $5,715      $(1,848)      $(1,320)
                                                                          =========      ======      ========      ========
Financing Activities                                                        $10,059    (12,415)      $(2,531)      $(6,205)
                                                                            =======    ========      ========      ========

Results of Operations

Comparison of the six months and three month period ended April 30, 2005 to the six months and three month period ended April 30, 2004.

Revenues

Base rents increased 7.8% to $26.7 million in the six months ended April 30, 2005, compared to $24.7 million in the corresponding period of fiscal 2004. For the three months ended April 30, 2005, base rents increased 11.7% to $13.7 million from $12.3 million in fiscal 2004. The increase reflects additional base rents attributable to new properties acquired in fiscal 2005 and 2004. Recent acquisitions increased base rent incrementally by $1.7 million and $1.2 million, respectively in the six months and three month periods ended April 30, 2005 over the corresponding periods. Base rents from "same core properties" increased 1.5% in the six month period ended April 30, 2005. Rents at the non-core properties decreased by $221,000 and $185,000 in the six month and three month periods ended April 30, 2005 from the loss of a 41,000 sf office tenant in the Company's Southfield Michigan office building earlier in the year.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 20.1% and 26.8% for the six month and three month periods ended April 30, 2005 compared to the corresponding periods in fiscal 2004. The increase in recoveries from tenants includes amounts attributable to recently acquired properties. New properties increased recoveries from tenants by $791,000 and $693,000 respectively in the six month and three month periods ended April 30, 2005 compared to the corresponding periods in fiscal 2004. Recoveries from tenants also increased by $673,000 and $286,000 in the six month and three month periods ended April 30, 2005 at the "same properties" due to higher levels of operating and property tax expenses and higher recovery rates at certain of the properties.

For the first six months of fiscal 2005, the Company leased or renewed approximately 150,000 square feet of space at generally higher rent rates than the expiring rates. The Company anticipates that most leases expiring in the second half of the year will be renewed at rental rates comparable to the expiring lease rates.

 At April 30, 2005, the Company's total real estate portfolio was 96% leased. The core properties were 99% leased.

In the first quarter of fiscal 2004, the Company received lease termination payments of $542,000 in satisfaction of two former tenant lease obligations. There were no lease termination payments in fiscal 2005.


Expenses

Property operating expenses increased 18.3% to $6.3 million in the six months ended April 30, 2005 compared to $5.3 million in fiscal 2004. For the three months ended April 30, 2005, operating expenses increased 35.1% to $3.5 million from $2.6 million in the corresponding period in fiscal 2004. The increase in operating expenses reflects the incremental expense from recent property acquisitions which added additional operating expenses of $427,000 and $351,000 respectively in the six month and three month periods ended April 30, 2005 over the corresponding periods in fiscal 2004. Operating expenses also increased by $534,000 and $557,000, respectively in the six month and three month period ended April 30, 2005 over the corresponding periods in fiscal 2004 on "same properties" principally due to increased snow removal costs and repairs and maintenance costs in fiscal 2005 which increased by $360,000.

Property taxes increased to $4.7 million or 11.2% in the six month period ended April 30, 2005 compared to the same period in the previous year. Property taxes from recently acquired properties increased total property tax expenses incrementally by $355,000 in fiscal year 2005. Property taxes for properties owned in both fiscal 2005 and 2004 increased by $119,000 from higher real estate tax assessment rates at several of the Company's properties during fiscal 2004. Property taxes increased $291,000 during the three months ended April 30, 2005 compared to the corresponding period in fiscal 2004 mostly from recent acquisitions of properties. The Company anticipates that property tax assessments will continue to increase on its properties, however, the Company will continue to challenge these higher assessments.

Interest expense increased $323,000 and $275,000 in the six months and three months periods ended April 30, 2005 principally from $4.7 million in new mortgage loans in fiscal 2004 assumed in connection with property acquisitions in fiscal 2004 and $19.5 million of revolving credit line debt borrowed during fiscal 2005.

Depreciation and amortization expense increased by $691,000 and $414,000 in the six months and three month periods ended April 30, 2005 from the additional depreciation on recent property acquisitions.

General and administrative expenses increased by $230,000 and $132,000 in the six month and three month periods ended April 30, 2005 due principally to higher compensation costs, including an increase in restricted stock compensation in fiscal 2005.



Discontinued Operations

In November 2004, the Company sold a shopping center for $9.75 million. Accordingly, its operating results have been reclassified as discontinued operations in accordance with SFAS #144. Revenues for this property totaled $6,000 and $612,000 in the six month periods ended April 30, 2005 and 2004 respectively.

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

As of April 30, 2005, the Company had no outstanding variable rate debt. During the six months ended April 30, 2005, the weighted average interest rate on outstanding variable rate debt during the period was 4.4%. A hypothetical 1% increase in interest rates would have an immaterial effect on the Company's interest expense. There were no variable rate borrowings during fiscal 2004.
The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes. The Company believes that its weighted average interest rate of 7.4% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.



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

Changes in Internal Controls

During the quarter ended April 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  In connection with the Annual Meeting of Stockholders held on March 9, 2005, stockholders were asked to vote on the following matters:

1. Election of three Directors (Class II ) to serve for three years:

          Director                   For                       Withheld
         ---------                   ---                       --------
     Peter Herrick                   7,281,336                   31,608
Charles D. Urstadt                   7,276,214                   36,730
   George J. Vojta                   7,286,159                   26,785

2. Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending October 31,2005:

              For                    Against                   Abstain
              ---                    -------                   -------
        7,291,072                     12,595                     9,277

Item 6.    Exhibits

        3.1 (a) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

            (b) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

            (c) Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

            (d) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated June 7. 2005 (SEC File No. 001-12803))

        4.1 Series D Senior Cumulative Preferred Shares: See Exhibits 3.1(a)-(d)

       10.1 Purchase and Sale Agreement between UB Railside, LLC and the Dock, Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report of Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

       10.2 Purchase and Sale Agreement between UB Dockside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report of Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).


       31.1 Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a)of the Securities Exchange Act of 1934, as amended.

       31.2 Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a)of the Securities Exchange Act of 1934, as amended.

       32 Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc.pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

                           URSTADT BIDDLE PROPERTIES INC.
                           (Registrant)

                           By /s/ Charles J. Urstadt
                           --------------------------
                           Charles J. Urstadt
                           Chairman and
                           Chief Executive Officer

                           By /s/ James R. Moore
                           -------------------------
                           James R. Moore
                           Executive Vice President/
                           Chief Financial Officer
                           (Principal Financial Officer
Dated: June 9, 2005      and Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.


31.1 Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32 Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                                           EXHIBIT 31.1
                                  Certification

I, Charles J. Urstadt, certify that:

I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2005 of Urstadt Biddle Properties Inc;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 9, 2005
                           /s/ Charles J. Urstadt
                           ------------------------

                           Charles J. Urstadt
                           Chairman and
                           Chief Executive Officer

                                                            EXHIBIT 31.2
                                  Certification

I, James R. Moore, certify that:

I have reviewed this quarterly report on Form 10-Q for the quarter ended April 30, 2005 of Urstadt Biddle Properties Inc;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):



a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 9, 2005
                       James R. Moore
                       -------------------------

                       James R. Moore
                       Executive Vice President and
                       Chief Financial Officer

                                                       EXHIBIT 32
                                  Certification
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                with Respect to the QuarterlyReport on Form 10-Q
                      for the Quarter Ended April 30, 2005
                        of Urstadt Biddle Properties Inc.

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of Section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Urstadt Biddle Properties Inc., a Maryland corporation (the "Company"), does hereby certify, to the best of such officer's knowledge, that:

1. The Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2005 (the "Form 10-Q") fully complies with the requirements of
       Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:       June 9, 2005               /s/ Charles J. Urstadt
                                        ------------------------
                                        Charles J. Urstadt
                                        Chairman and
                                        Chief Executive Officer



Dated:       June 9, 2005               /s/ James R. Moore
                                        ------------------------
                                        James R. Moore
                                        Executive Vice President and
                                        Chief Financial Officer



         The certification set forth above is being furnished as an Exhibit solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is not being filed as part of the Form 10-Q or as a separate disclosure document of the Company or the certifying officers.