Form 10-Q
period 2005-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2005-09-09
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes____ No X As of September 8, 2005, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 7,421,643 Common Shares, par value $.01 per share and 18,739,382 Class A Common Shares, par value $.01 per share


THE SEC FORM 10-Q, FILED HEREWITH, CONTAINS 22 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 22 INCLUSIVE, OF WHICH THIS PAGE IS 1.

                                      INDEX

                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

         Consolidated Balance Sheets - July 31, 2005 and October 31, 2004.

         Consolidated Statements of Income - Three and nine months ended July 31, 2005 and 2004.

         Consolidated Statements of Cash Flows - Nine months ended July 31, 2005 and 2004.

         Consolidated Statements of Stockholders' Equity - Nine months ended July 31, 2005.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.


Item 6.  Exhibits

SIGNATURES

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)
                                                                                                 July 31,            October 31,
ASSETS                                                                                             2005                 2004
                                                                                                 -------             -----------
                                                                                               (Unaudited)
Real Estate Investments:
    Core properties - at cost                                                                      $465,469         $ 381,937
    Non-core properties - at cost                                                                     6,383            20,621
    Less:  accumulated depreciation                                                                 (62,267)          (61,389)
                                                                                                    --------          -------
                                                                                                    409,585           341,169
    Mortgage notes receivable                                                                         2,046             2,109
                                                                                                    --------          -------
                                                                                                    411,631           343,278

Property held for sale                                                                                    -             4,002
Cash and cash equivalents                                                                            13,022            25,940
Restricted cash                                                                                       1,195             1,184
Marketable securities                                                                                15,970             2,681
Tenant receivables, net of allowances of  $1,541 and $2,047, respectively                            14,940            11,249
Prepaid expenses and other assets                                                                     5,428             3,303
Deferred charges, net of accumulated amortization                                                     3,087             3,280
                                                                                                   --------         ---------
         Total Assets                                                                              $465,273         $ 394,917
                                                                                                   ========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                         $112,413          $107,443
    Accounts payable and accrued expenses                                                             2,293             1,515
    Deferred compensation - officers                                                                  1,051               501
    Other liabilities                                                                                 4,519             3,617
                                                                                                    -------           -------
         Total Liabilities                                                                          120,276           113,076
                                                                                                    -------           -------

Minority Interests                                                                                    5,318             7,320
                                                                                                      -----             -----

Preferred Stock, par value $.01 per share; 20,000,000 shares authorized; 8.99%
    Series B Senior Cumulative Preferred stock, (liquidation preference of $100
    per share);  150,000 shares issued and outstanding                                               14,341            14,341
    8.50% Series C Senior Cumulative Preferred stock, (liquidation preference of $100 per share);
         400,000 shares issued and outstanding                                                       38,406            38,406
                                                                                                     ------            ------
        Total Preferred Stock                                                                        52,747            52,747
                                                                                                     ------            ------

Commitments and Contingencies

Stockholders' Equity:
    7.5% Series D Senior Cumulative Preferred stock (liquidation preference of $25 per share);
         2,450,000 and 0 shares issued and outstanding                                               59,441                 -
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
     none issued and outstanding                                                                          -                 -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
         7,421,643 and 7,189,991 shares issued and outstanding                                           74                72
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
        18,739,382 and 18,649,008 shares issued and outstanding                                         187               186
    Additional paid in capital                                                                      269,688           264,680
    Cumulative distributions in excess of net income                                                (33,178)          (36,581)
    Accumulated other comprehensive income                                                              658               472
    Unamortized restricted stock compensation and officer note receivable                            (9,938)           (7,055)
                                                                                                    -------           -------
        Total Stockholders' Equity                                                                  286,932           221,774
                                                                                                    -------           -------
Total Liabilities and Stockholders' Equity                                                         $465,273          $ 394,917
                                                                                                   =========         =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (In thousands, except per share data)
                                                                                        Nine Months Ended         Three Months Ended
                                                                                            July 31,                   July 31,
                                                                                            --------                   --------
                                                                                     2005           2004          2005          2004
                                                                                     ----           ----          ----          ----
Revenues:
    Base rents                                                                    $38,656        $34,990       $13,206       $11,758
    Recoveries from tenants                                                        12,392         10,314         3,682         3,015
    Lease termination income                                                          184            542           184             -
    Interest and other                                                                657            582           275           165
                                                                                   -----          -----         ------        ------
                                                                                   51,889         46,428        17,347        14,938
                                                                                   ------         ------        ------        ------
Operating Expenses:
    Property operating                                                              8,249          7,214         2,380         2,399
    Property taxes                                                                  6,763          5,944         2,304         2,020
    Interest                                                                        6,402          6,064         2,080         2,065
    Depreciation and amortization                                                   8,918          7,792         3,081         2,652
    General and administrative                                                      3,690          2,602         1,581           723
    Directors' fees and expenses                                                      205            155            78            50
                                                                                   ------         -----         ------         -----
                                                                                   34,227         29,771        11,504         9,909
                                                                                   ------         ------        ------         -----

Operating Income                                                                   17,662         16,657         5,843         5,029
Minority Interests                                                                  (291)          (275)         (107)          (92)
                                                                                   ------         ------         -----         -----
Income from Continuing Operations                                                  17,371         16,382         5,736         4,937
Discontinued Operations:
    Income from discontinued operations                                               469          1,096           153           404
    Gain on sales of properties                                                     7,031              -         1,397             -
                                                                                    -----          -----         -----           ---
Income from Discontinued Operations                                                 7,500          1,096         1,550           404
                                                                                    -----          -----         -----           ---
Net Income                                                                         24,871         17,478         7,286         5,341
    Preferred Stock Dividends                                                     (4,673)        (3,561)       (2,200)       (1,187)
                                                                                   ------        -------       -------       -------

Net Income Applicable to Common and Class A Common Stockholders                   $20,198        $13,917        $5,086        $4,154
                                                                                  =======        =======        ======        ======
    Basic Earnings per Share:
    Per Common Share:
         Income from continuing operations                                           $.48           $.49          $.13          $.14
         Income from discontinued operations                                         $.28           $.04          $.06          $.02
                                                                                     ----           ----          ----          ----
        Net Income Applicable to Common Stockholders                                 $.76           $.53          $.19          $.16
                                                                                     ====           ====          ====          ====

    Per Class A Common Share:
         Income from continuing operations                                           $.52           $.53          $.15          $.15
         Income from discontinued operations                                         $.31           $.05          $.06          $.02
                                                                                     ----           ----          ----          ----
         Net Income Applicable Class A Common Stockholders                           $.83           $.58          $.21          $.17
                                                                                     ====           ====          ====          ====

    Diluted Earnings Per Share:
    Per Common Share:
         Income from continuing operations                                           $.47           $.47          $.13          $.13
         Income from discontinued operations                                         $.27           $.05          $.06          $.02
                                                                                     ----           ----          ----          ----
         Net Income Applicable-Common  Stockholders                                  $.74           $.52          $.19          $.15
                                                                                     ====           ====          ====          ====

    Per Class A Common Share:
         Income from continuing operations                                           $.51           $.52          $.14          $.15
         Income from discontinued operations                                         $.30           $.05          $.06          $.02
                                                                                     ----           ----          ----          ----
         Net Income Applicable to Class A Common Stockholders                        $.81           $.57          $.20          $.17
                                                                                     ====           ====          ====          ====
    Dividends per share:
         Common                                                                      $.60          $.585          $.20         $.195
                                                                                     ====          =====          ====         =====
         Class A Common                                                              $.66          $.645          $.22         $.215
                                                                                     ====          =====          ====         =====

The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (In thousands)


                                                                                                       Nine Months Ended
                                                                                                            July 31,
                                                                                                    2005                 2004
                                                                                                    ----                 ----
Operating Activities:
Net income                                                                                       $24,871              $17,478
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                                  8,918                7,792
    Depreciation and amortization on discontinued operations                                         345                  530
    Gains on sale of properties                                                                  (7,031)                    -
    Amortization of compensation expense and increase in value of deferred
    compensation trust                                                                             1,532                  982
    Minority interests                                                                               291                  275
    Increase in tenant receivables                                                               (3,418)              (2,096)
    Decrease in accounts payable and accrued expenses                                              (343)              (1,386)
    Increase in other assets and other liabilities, net                                          (1,218)                (693)
    Increase in restricted cash                                                                     (11)                 (66)
                                                                                                  ------               ------

    Net Cash Provided by Operating Activities                                                     23,936               22,816
                                                                                                  ------               ------

Investing Activities:
    Acquisition of limited partner interests in consolidated joint venture                       (2,078)                    -
    Acquisitions of real estate investments                                                     (71,720)              (6,447)
    Net proceeds received from sales of properties                                                17,767                    -
    (Purchase) sales of marketable securities                                                   (13,102)                5,382
    Improvements to properties and deferred charges                                              (2,973)              (1,394)
    Payments received on mortgage notes receivables                                                   63                   56
    Distributions to limited partners of consolidated joint ventures                               (291)                (275)
                                                                                                -------               -------

    Net Cash Used in Investing Activities                                                       (72,334)              (2,678)
                                                                                                --------              -------

Financing Activities:
    Proceeds from revolving credit line borrowings                                                19,500                    -
    Repayments on revolving credit line borrowings                                              (19,500)                    -
    Payments on mortgage notes payable                                                           (3,546)              (1,500)
    Proceeds from sales of Series D Preferred Stock                                               59,441                    -
    Dividends paid on Common and Class A Common Shares                                          (16,795)             (16,134)
    Dividends paid on Preferred shares                                                           (4,673)              (3,561)
    Sales of additional Common and Class A Common Shares                                           1,053                2,310
    Repayment of note receivable from officer                                                          -                  133
                                                                                                  ------             --------

    Net Cash Provided by (Used In) Financing Activities                                           35,480             (18,752)
                                                                                                  ------             --------

Net (Decrease) Increase In Cash and Cash Equivalents                                            (12,918)                1,386

Cash and Cash Equivalents at Beginning of Period                                                  25,940               22,449
                                                                                                  ------               ------

Cash and Cash Equivalents at End of Period                                                       $13,022              $23,835
                                                                                                 =======              =======

Supplemental Cash Flow Disclosures:
     Interest Paid                                                                                $6,402               $6,064
                                                                                                  ======               ======
Supplemental Disclosure of Non-Cash Financing Activities:
     Assumption of mortgage notes payable upon acquisition of properties                          $8,199               $4,682
                                                                                                  ======               ======

The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (In thousands, except shares and per share data)

                                                                Preferred Stock                  Common Stock
                                                             Number            7.50%           Number            Par
                                                            of Shares         Series D        of Shares         Value
                                                            ---------         --------        ---------         -----
Balances - October 31, 2004                                                      $-          7,189,991          $72
Comprehensive Income:
Net income applicable to Common and Class A
common stockholders                                                               -                  -            -
Unrealized gains  on marketable securities                                        -                  -            -
Total Comprehensive Income                                                        -
Cash dividends paid:
    Common stock ($.60 per share)                                                 -                  -            -
    Class A common  stock ($.66 per share)                                        -                  -            -
Sales of additional shares under dividend reinvestment plan                       -              52,352           -
Shares granted under restricted stock plan                                        -             175,800           2
Amortization of restricted stock compensation
and other adjustments                                                             -                   -           -
Exercises of Stock Options                                                                        3,500
Net proceeds from Series D preferred stock
offering                                                    2,450,000        59,441                    -          -
                                                            ---------        ------           ---------         ----
Balances - July 31, 2005                                    2,450,000       $59,441           7,421,643         $74
                                                            =========       =======           =========         ====

                                                                                                             Cumulative
                                                             Class A Common Stock              Additional    Distributions
                                                             Number             Par            Paid In       In Excess of
                                                            of shares          Value           Capital       Net Income
                                                            ---------          -----           -------       ----------
Balances - October 31, 2004                                 18,649,008         $186            264,680      $(36,581)
Comprehensive Income:
Net income applicable to Common and Class A
common stockholders                                                  -            -                  -        20,198
Unrealized gains  on marketable securities                           -            -                  -             -
Total Comprehensive Income
Cash dividends paid:
    Common stock ($.60 per share)                                    -            -                  -        (4,434)
    Class A common  stock ($.66 per share)                           -            -                  -       (12,361)
Sales of additional shares under dividend reinvestment plan     11,699            -              1,008             -
Shares granted under restricted stock plan                      75,675            1              4,080             -
Amortization of restricted stock compensation
and other adjustments                                                -            -               (125)            -
Exercises of Stock Options                                       3,000                              45
Net proceeds from Series D preferred stock offering                  -            -                  -             -
                                                           ----------          ----           --------      --------
Balances - July 31, 2005                                   18,739,382          $187           $269,688      $(33,178)
                                                           ==========          ====           ========      =========

                                                                              Unamortized
                                                           Accumulated     Restricted Stock
                                                               Other        Compensation
                                                          Comprehensive   and Officer Note
                                                               Income        Receivable         Total
                                                               ------        ----------         -----
Balances - October 31, 2004                                       472       $(7,055)          $221,774
Comprehensive Income:
Net income applicable to Common and Class A
common stockholders                                                 -             -             20,198
Unrealized gains  on marketable securities                        186             -                186
                                                                                                   ---
Total Comprehensive Income                                                                      20,384
Cash dividends paid:
    Common stock ($.60 per share)                                  -              -             (4,434)
    Class A common  stock ($.66 per share)                         -              -            (12,361)
Sales of additional shares under dividend reinvestment plan        -              -              1,008
Shares granted under restricted stock plan                         -         (4,083)                 -
Amortization of restricted stock compensation
and other adjustments                                              -          1,200              1,075
Exercises of Stock Options                                         -              -                 45
Net proceeds from Series D preferred stock offering                -              -             59,441
                                                                ----        --------          --------
Balances - July 31, 2005                                        $658        $(9,938)          $286,932
                                                                ====        ========          ========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (Company), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2005, the Company owned or had interests in 34 properties containing a total of
3.7 million square feet of leasable area.

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

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine month period ended July 31, 2005, are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2004.

The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates. The balance sheet at October 31, 2004 has been derived from audited financial statements at that date.


Reclassifications
Certain prior period amounts have been reclassified (including the presentation of the consolidated statements of income required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS #144)) to conform to the current year presentation.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders Equity. At July 31, 2005, other comprehensive income consists of net unrealized gains of $658,000. Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized. For the nine month and three month periods ended July 31, 2005, gains on sales of marketable securities amounted to $35,000 (none in the comparable periods in fiscal 2004).

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                               Nine Months Ended        Three Months Ended
                                                                                   July 31,                   July 31,
                                                                                 2005      2004        2005          2004
Numerator
Net income applicable to common stockholders - basic                           $4,967      $3,355      $1,254       $1,007
Effect of dilutive securities:
  Operating partnership units                                                     217         140          67           45
                                                                               ------      ------      ------       ------
Net income applicable to common stockholders - diluted                         $5,184      $3,495      $1,321       $1,052
                                                                               ======      ======      ======       ======

Denominator
Denominator for basic EPS-weighted average common shares                        6,557       6,388       6,580        6,439
Effect of dilutive securities:
  Stock options and awards                                                        434         339         463          349
Operating partnership units                                                        55          55          55           55
                                                                                -----       -----       -----        -----
Denominator for diluted EPS - weighted average common
  equivalent shares                                                             7,046       6,782       7,098        6,843
                                                                                =====       =====       =====        =====

Numerator
Net income applicable to Class A common Stockholders-basic                    $15,231     $10,562      $3,832       $3,147
Effect of dilutive securities:
  Operating partnership units                                                      74         135          40           47
                                                                              -------     -------      ------       ------
Net income applicable to Class A common Stockholders - diluted                $15,305     $10,697      $3,872       $3,194
                                                                              =======     =======      ======       ======

Denominator
Denominator for basic EPS - weighted average Class A common shares
                                                                               18,278      18,242      18,283       18,253
Effect of dilutive securities:
  Stock options and awards                                                        310         274         325          277
  Operating partnership units                                                     310         310         310          310
                                                                               ------      ------      ------       ------
Denominator for diluted EPS - weighted average
  Class A Common equivalent shares                                             18,898      18,826      18,918       18,840
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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R "Accounting for Stock-Based Compensation." The Statement supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement is effective as of the beginning of the first fiscal quarter of 2006. Management does not believe that the adoption of this pronouncement will have a material effect on its operations or financial position.

Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, ("EITF 04-5") was ratified by the FASB in June 2005. At issue is what rights held by the limited partners preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. Management does not believe that the adoption of this pronouncement will have a material effect on its operations or financial position.

(2) CORE PROPERTIES

On January 7, 2005, the Company acquired The Dock Shopping Center ("The Dock"), a 269,000 square foot shopping center located in Stratford, Connecticut for $51.1 million (including closing costs of approximately $800,000). The acquisition was funded with available cash and borrowings of $17.5 million under the Company's secured line of credit.

On June 30, 2005, the Company acquired Staples Plaza a 200,000 square foot shopping center located in Yorktown Heights, New York for a purchase price of $28.4 million, including the assumption of a first mortgage loan on the property of $8.2 million at a fixed interest rate of 7.42% and closing costs of approximately $113,000. The Company recorded the mortgage loan at its estimated fair value which approximated $8.5 million when it was assumed.The assumption of the first mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statements of cash flows.

 Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets, (consisting of land, buildings and building improvements) and identified intangible assets and liabilities, (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141 "Business Combinations". The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant". The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above. The above-market and below-market leases are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to the lease would be immediately be recognized in operations.

During fiscal 2005, the Company completed its evaluation of the Rye Properties (acquired in May 2004) and The Dock (acquired in January 2005.) As a result of its evaluations, the Company has allocated $435,000 to a liability and $22,000 to an asset associated with the net fair value assigned to the acquired leases at the Rye Properties and $103,000 to an asset associated with the net fair value assigned to the acquired leases at The Dock.

The Company is currently in the process of analyzing the fair value of in-place leases for Staples Plaza and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

In July 2005, the Company acquired the remaining limited partner interests in a limited partnership that owns the Arcadian Shopping Center in Briarcliff Manor, New York for a purchase price of $2.1 million. The Company was the sole general partner in the limited partnership and controls 100% of the property.

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2097. Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partner interests. If termination of the partnership occurred on July 31, 2005, the amount payable to the limited partnership is estimated to be $3,600,000. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 for a period of five years. For the nine month and three month periods ended July 31, 2005 and 2004 the affiliate received $93,750 and $31,250, respectively for such services rendered.

(3) PROPERTY HELD FOR SALE AND DISCONTINUED OPERATIONS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS #144). SFAS #144 requires, among other things, that the assets and liabilities and the results of operations of the Company's properties which have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company's consolidated financial statements. The Company classifies properties held for sale that are under contract for sale and are expected to be sold within the next twelve months as Property held for sale in the accompanying consolidated balance sheets.

In November 2004, the Company sold a retail property that was under contract for sale and held for sale at October 31, 2004. The Company recorded a gain on the sale of $5.6 million in the first quarter of fiscal 2005.

In June, 2005 the Company sold an office building in Southfield, Michigan for a sale price of $9.2 million and recorded a gain on sale of the property of $1.4 million in the third quarter of fiscal 2005.

The operating results for properties sold in fiscal 2005 have been reclassified as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $1.7 million and $3.2 million and $459,000 and $1 million in the nine month and three month periods ended July 31, 2005 and July 31, 2004, respectively.

(4)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

On June 1, 2005, the Company fully repaid a mortgage note payable in the principal amount of $1.8 million.

At July 31, 2005, the Company had a senior secured revolving credit facility with a commercial bank (the "Secured Credit Facility") which provides for borrowings of up to $30 million. The Secured Credit Facility replaced an existing secured credit facility of $17.5 million that was scheduled to expire in October 2005. The Secured Credit Facility expires in April 2008 and is secured by first mortgage liens on two of the Company's properties. Interest on outstanding borrowings is at prime + 1/2% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of .25% on the unused portion of the Secured Credit Facility.

The Company also had a $20 million unsecured line of credit arrangement with the same bank and, in June 2005, the bank agreed to increase this line of credit to $30 million. The credit line expires in January 2006 and is available to finance the acquisition of real estate, refinance outstanding indebtedness and for working capital needs. Extensions of credit are at the bank's discretion and subject to the bank's satisfaction of certain conditions. Outstanding borrowings bear interest at the Prime + 1/2% or LIBOR + 2.5%. The Company pays an annual fee of .25% on unused amounts.

(5) STOCKHOLDERS' EQUITY

The Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock has identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

In April 2005, the Company sold 1,000,000 shares of a new 7.5% Series D Senior Cumulative Preferred Stock ("Series D Preferred Stock") issue in a public offering at a price of $25.00 per share. The net proceeds to the Company (after deducting underwriting fees and expenses) were $24 million. In May 2005, the Company sold an additional 650,000 shares of Series D Preferred Stock in a public offering at a price of $25.2475 per share. The net proceeds to the Company (after deducting underwriting fees and expenses) were $15.9 million. In June 2005, the Company sold an additional 800,000 shares of Series D Preferred Stock in a public offering at a price of $25.28 per share. The net proceeds to the Company (after deducting underwriting fees and expenses) were $19.6 million. The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company. The Series D Preferred Stock is redeemable at the Company's option on or after April 12, 2010 at a price of $25.00 per share plus accrued and unpaid dividends.

The Company has a restricted stock plan for key employees and directors of the Company. The restricted stock plan ("Plan"), as amended, provides for the grant of up to 1,650,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 950,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A common shares or Common shares. In January, 2005, the compensation committee awarded 175,800 shares of Common Stock and 75,675 shares of Class A Common Stock to participants in the plan. As of July 31, 2005, the Company has awarded 860,800 shares of Common Stock and 473,550 shares of Class A Common Stock to participants as an incentive for future services. The shares vest between five and ten years after the date of grant. At July 31, 2005, 36,750 shares each of Common Stock and Class A Common Stock were vested. Dividends on vested and non-vested shares are paid as declared. The market value of shares granted is recorded as unamortized restricted stock compensation on the date of grant. As a result of the 2005 grants, the Company recorded $4,082,600 as unamortized restricted stock compensation in the first quarter of 2005. Unamortized restricted stock compensation is expensed over the respective vesting periods. For the nine months ended July 31, 2005, and 2004 amounts charged to compensation expense totaled $1,200,000 and $982,000 respectively.

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP Plan") as amended, the DRIP Plan, permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During the nine months ended July 31, 2005, the Company issued 52,352 shares of Common Stock and 11,699 shares of Class A Common Stock through the DRIP Plan. As of July 31, 2005, there remained 247,555 shares of Common Stock and 513,529 shares of Class A Common Stock available for issuance under the DRIP Plan.

(6) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

 The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the nine months ended July 31, 2005 and 2004 adjusted to give effect to the acquisitions of The Dock in January, 2005 and Staples Plaza in June 2005 (see Note 2) as though the acquisitions were completed on November 1, 2003.

 The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of November 1, 2003, nor does it purport to represent the results of future operations (amounts in thousands, except per share figures).

                                                                          Nine Months Ended
                                                                               July 31,
                                                                          2005           2004
                                                                          ----           ----
Pro forma revenues:                                                    $54,800        $50.730
                                                                       =======        =======
Pro forma income from continuing operations
    applicable to Common and Class A Common:                           $13,650        $14,137
                                                                       =======        =======

Pro forma basic shares outstanding:
    Common and Common Equivalent                                         6,557          6,388
                                                                         =====          =====
    Class A Common and Class A Common Equivalent                        18,278         18,242
                                                                        ======         ======
Pro forma diluted shares outstanding:
    Common and Common Equivalent                                         7,046          6,782
                                                                         =====          =====
    Class A Common and Class A Common Equivalent                        18,898         18,826
                                                                        ======         ======
Pro forma earnings per share from continuing operations:
    Basic:
    Common                                                                $.51           $.53
                                                                          ====           ====
    Class A Common                                                        $.56           $.59
                                                                          ====           ====
    Diluted:
    Common                                                                $.50           $.52
                                                                          ====           ====
    Class A Common                                                        $.55           $.58
                                                                          ====           ====

(7) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operation of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

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

Overview

The Company, a REIT, is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2005, the Company owned or had controlling interests in 34 properties containing a total of 3.7 million square feet of GLA of which approximately 98% was leased at July 31, 2005.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trend and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at July 31, 2005.

Liquidity and Capital Resources

At July 31, 2005, the Company had unrestricted cash and cash equivalents of $13.0 million compared to $25.9 million at October 31, 2004. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2005 and to meet its dividend requirements necessary to maintain its REIT status. Net cash provided by operations for the nine months ended July 31, 2005, amounted to $23.9 million, compared to $22.8 million in the comparable period of fiscal 2004. Dividends paid to stockholders of the Company in the nine month periods ended July 31, 2005 and 2004 were $21.5 million and $19.7 million, respectively. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions, growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

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

Financings and Debt

In April 2005, the Company sold 1,000,000 shares of 7.5% Series D Senior Cumulative Preferred Stock ("Series D Preferred Stock") in a public offering for net proceeds of approximately $24 million. In May 2005, the Company sold an additional 650,000 shares of Series D Preferred Stock for net proceeds of $15.9 million and in June 2005, the Company sold an additional 800,000 shares of Series D Preferred Stock in a public offering for net proceeds of $19.6 million. The Series D Preferred Stock has no stated maturity and is not convertible into other securities of the Company. On or after April 12, 2010, the Series D Preferred Stock may be redeemed by the Company, at its option, at a redemption price of $25 per share plus accrued and unpaid dividends.

The Company utilized a portion of the net proceeds from the preferred stock sales to repay all of its outstanding revolving credit line indebtedness of $19.5 million during the second quarter. The Company also used approximately $20 million of the net proceeds to fund the cash portion of the purchase price of Staples Plaza, a 200,000 square foot shopping center that was acquired in June 2005. The balance of the net proceeds (which are currently invested in highly liquid short-term investments) is expected to be used to acquire other income producing properties and to fund renovations on, or capital improvements to, its existing properties, including tenant improvements and for working capital.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

Mortgage notes payable consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.34% at July 31, 2005. The mortgage loans are secured by seventeen properties and have fixed rates of interest ranging from 5.75% to 8.125%. In June 2005, the Company fully repaid a mortgage note in the principal amount of $1.8 million. The mortgage note was scheduled to mature in November 2005. In connection with the acquisition of Staples Plaza, the Company assumed an existing first mortgage loan of $8.2 million on the property. The mortgage loan matures in 2008 and has a fixed interest rate of 7.42%. The Company recorded the mortgage loan at its estimated fair value which approximated $8.5 million when it was assumed. The Company expects to refinance a majority of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

In April 2005, the Company entered into a senior secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million. This credit line replaced a secured revolving credit line of $17.5 million which was scheduled to expire in October 2005. The senior secured revolving credit line is collateralized by two properties having a net book value of $27.8 million at July 31, 2005. There were no borrowings outstanding under this line of credit at July 31, 2005. The Company also has an unsecured revolving line of credit with the same bank which was increased from $20 million to $30 million in June, 2005. The unsecured credit line expires in January 2006. It is the Company's intent to renew the unsecured credit line for an additional one year period when the current arrangement expires. At July 31, 2005, there were no borrowings outstanding under this line of credit. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions.

Both credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes.

Contractual Obligations

The Company's contractual payment obligations as of July 31, 2005, were as follows (amounts in thousands):

                             Payments Due by Period
------------------------------------------------------------------------------------------------------------------------
                                     Total        2005        2006         2007         2008         2009     Thereafter
                                     -----        ----        ----         ----         ----         ----     ----------
   Mortgage notes payable            $112,413        $626       $7,485      $11,628      $61,256     $17,756      $13,662
   Tenant obligations*                  1,700         900          800            -            -           -            -
                                     --------      ------       ------      -------      -------     -------      -------
Total Contractual Obligations        $114,113      $1,526       $8,285      $11,628      $61,256     $17,756      $13,662
                                     ========      ======       ======      =======      =======     =======      =======

*Committed tenant-related obligations based on executed leases as of July 31, 2005.
The Company has various standing or renewable service contracts with vendors related to its property management. In addition, the Company also has certain other utility contracts entered into in the ordinary course of business which may extend beyond one year, which vary based on usage. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally one year or less.

Off-Balance Sheet Arrangements
..
At July 31, 2005, the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the first nine months of fiscal 2005, the Company incurred approximately $4.1 million for property improvements, tenant related improvements and commissions in connection with the Company's leasing activities. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur approximately $4 million for capital improvements and leasing costs over the next twelve months. These expenditures are expected to be funded from operating cash flows, proceeds from equity offerings or borrowings.

Acquisitions and Sales

The Company seeks to acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, and Westchester and Putnam Counties, New York.

In June, 2005, the Company purchased a 200,000 square foot shopping center in Westchester County, New York. The purchase price was $28.4 million, including the assumption of an $8.2 million mortgage loan. The cash portion of the purchase price was funded from a portion of the proceeds from the Company's recent sales of Series D preferred stock.

In January 2005, the Company acquired The Dock Shopping Center, a 269,000 square foot shopping center located in Stratford, Connecticut for $51.1 million, including closing costs of approximately $800,000. The acquisition was funded with cash of approximately $23.1 million, net proceeds of $9.75 million from the sale of property and borrowings of $17.5 million under the Company's secured line of credit.

In November 2004, the Company sold its Farmingdale, New York property for $9.75 million. The proceeds were used to complete the acquisition of The Dock Shopping Center in January, 2005. The Company recorded a gain on the sale of approximately $5.6 million in the first quarter of 2005. The property was classified as held for sale at October 31, 2004.

In June 2005, the Company sold an office building in Southfield, Michigan for a sale price of $9.175 million. The Company recorded a gain on the sale of $1.4 million in the third quarter of fiscal 2005.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years. The remaining non-core properties held at July 31, 2005 consist of two distribution service facilities and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. At July 31, 2005, the three non-core properties have a net book value of $3.1 million.

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

FFO, as defined by the Company, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income in accordance with GAAP to FFO for the nine months and three months ended July 31, 2005 and 2004 (amounts in thousands).

                                                                                 Nine Months Ended          Three Months Ended
                                                                                       July 31                    July 31

                                                                                 2005            2004         2005            2004
                                                                                 ----            ----         ----            ----

Net Income applicable to common and class A common stockholders               $20,198         $13,917       $5,086          $4,154

Plus: Real property depreciation                                                7,092           6,372        2,482           2,170
         Amortization of tenant improvements and allowances                     1,717           1,572          515             509
         Amortization of deferred leasing costs                                   456             378          159             149
Less: Gains on sales of real estate investments                               (7,031)               -       (1,397)              -
                                                                              -------         -------       ------          ------
Funds from Operations Applicable to Common and Class A Common Stock           $22,432         $22,239       $6,845          $6,982
                                                                              =======         =======       ======          ======
Net Cash Provided by (used in):
Operating Activities                                                          $23,936         $22,816       $7,490          $8,847
                                                                              =======         =======       ======          ======
Investing Activities                                                        ($72,334)        ($2,678)    ($28,572)        ($8,393)
                                                                            =========        ========    =========        ========
Financing Activities                                                          $35,480       ($18,752)      $25,421        ($6,337)
                                                                              =======       =========      =======        ========

Results of Operations

Comparison of the nine months and three month period ended July 31, 2005 to the nine months and three month period ended July 31, 2004.

Revenues

Base rents increased to $38.7 million or 10.5% in the nine months ended July 31, 2005, compared to $35.0 million in the corresponding period of fiscal 2004. For the three months ended July 31, 2005, base rents increased 12.3% to $13.2 million from $11.8 million in fiscal 2004.

The increases in both periods reflect additional base rents attributable to new properties acquired, an increase in the amortization of below market-in place lease values and higher rental rates on recently renewed or leased space. In the first nine months of fiscal 2005, leases for approximately 225,000 square feet of space expired. As of July 31, 2005, the Company had leased or renewed leases for approximately 189,000 square feet of the expiring lease space. The Company expects to lease the majority of the remaining vacant space by year end. At July 31, 2005 the Company's core properties were 97% leased, a slight decrease from the prior year end. Base rents from properties owned in both fiscal 2005 and 2004 increased by approximately $550,000 and $76,000 in the nine months and three month periods ended July 31, 2005 Properties acquired in fiscal 2005 and 2004 increased base rent incrementally by $3.1 million and $1.3 million in the nine months and three month periods ended July 31, 2005 compared to the corresponding periods in fiscal 2004.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 20.1% and 22.1% for the nine month and three month periods ended July 31, 2005 compared to the corresponding periods in fiscal 2004. Properties owned during both periods increased this component of revenues by $1,038,000 and $414,000 from higher operating and property tax expenses and an increase in tenant recovery rates at certain of the properties.

Properties acquired during fiscal 2005 and 2004 increased recoveries from tenants by $1,040,000 and $249,000 in the nine month and three month periods ended July 31, 2005 compared to the corresponding periods in fiscal 2004.

The Company recorded early lease termination payments of $184,000 and $542,000 during the nine month periods ended July 31, 2005 and 2004 in satisfaction of former tenant lease obligations.

Expenses

Property operating expenses increased 14.4% to $8.2 million in the nine months ended July 31, 2005 compared to $7.2 million in fiscal 2004. The increase in operating expenses during the nine months ended July 31, 2005 reflects the incremental expense from recent property acquisitions which added additional operating expenses of $606,000 in fiscal 2005. Operating expenses for properties owned in both periods increased by $429,000 principally due to higher snow removal and repairs and maintenance costs in the second quarter of fiscal 2005. For the three months ended July 31, 2005, operating expenses were unchanged from $2.4 million from the corresponding period in fiscal 2004. Operating expenses for properties owned in both periods decreased by $198,000 during third quarter of fiscal 2005.

Property taxes increased to $6.8 million or 13.8% in the nine month period ended July 31, 2005 compared to the same period in fiscal 2004. Property taxes from recently acquired properties increased this component of expenses by $545,000 in fiscal year 2005. Property taxes for properties owned in both fiscal 2005 and 2004 increased by $274,000 from higher real estate tax assessment rates at several of the Company's properties during fiscal 2004. Property taxes increased $284,000 during the three months ended July 31, 2005 compared to the corresponding period in fiscal 2004 mostly from recent acquisitions of properties. The Company anticipates that property tax assessments will continue to increase in the near term, however, the Company will continue to challenge these higher assessments against the properties when warranted.

Interest expense increased $338,000 in the nine months period ended July 31, 2005 principally from mortgage notes payable assumed in connection with property acquisitions in fiscal 2005 and 2004. Interest expense in fiscal 2005 also increased from borrowings of $19.5 million on the Company's secured revolving credit line during fiscal 2005 (borrowings were fully repaid during the second quarter of fiscal 2005.)

Depreciation and amortization expense increased by $1.1 million and $429,000 in the nine months and three month periods ended July 31, 2005 from the additional depreciation on recent property acquisitions.

General and administrative expenses increased by $1,088,000 and $858,000 in the nine month and three month periods ended July 31, 2005 from higher compensation costs, including an increase in restricted stock compensation in fiscal 2005. The Company recorded a compensation charge of $331,000 in the third quarter of fiscal 2005 to reflect compensation due to certain officers of the Company under a deferred compensation arrangement.

In the three month period ended July 31, 2005, the Company also incurred approximately $255,000 related to costs to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company expects to incur at least comparable costs in the next quarter.

Discontinued Operations

In November 2004, the Company sold a shopping center for $9.75 million and in June 2005, the Company sold an office building in Southfield, Michigan for $9.175 million. Accordingly, the operating results for these properties have been reclassified as discontinued operations in the accompanying consolidated statements of income for the nine month and three month periods ended July 31, 2005 and 2004 in accordance with SFAS #144. Revenues from discontinued operations were $1.7 million and $3.2 million and $459,000 and $1 million in the nine month and three month periods ended July 31, 2005 and July 31, 2004, respectively.

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

Item 3.       QUANTATIVE and Qualitative Disclosures About Market Risk

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

As of July 31, 2005, the Company had no outstanding variable rate debt. During the nine months ended July 31, 2005, the weighted average interest rate on outstanding variable rate debt during the period was approximately 4.4%. A hypothetical 1% increase in interest rates would have had an immaterial effect on the Company's interest expense. There were no variable rate borrowings during fiscal 2004.

The Company believes that its weighted average interest rate of 7.34% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

The Company has not planned, and does not plan, to enter into any derivative financial instruments for trading or speculative purposes.

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

Changes in Internal Controls

During the third quarter of fiscal 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                                           URSTADT BIDDLE PROPERTIES INC.
                                            (Registrant)

                                           By /s/ Charles J. Urstadt
                                           Charles J. Urstadt
                                           Chairman and
                                           Chief Executive Officer

                                           By /s/ James R. Moore
                                           James R. Moore
                                           Executive Vice President/
                                           Chief Financial Officer
                                           (Principal Financial Officer
Dated: September 9, 2005                   and Principal Accounting Officer)

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