Form 10-K
period 2005-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2006-01-13
CIK 1029800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                             ended October 31, 2005
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

7.5 % Series D Senior Cumulative Preferred Stock        New York Stock Exchange

Preferred Share Purchase Rights                         New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    Yes                                                         No     x

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 3 or 15 (d) of the Act.
    Yes                                                         No    x

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    Yes    x                                                    No

Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Act).
    Yes                                                         No     x

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 2005: Common Shares, par value $.01 per share $47,785,552; Class A Common Shares, par value $.01 per share $264,569,837.


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 11, 2006 (latest date practicable): 7,595,131 Common Shares, par value $.01 per share, and 18,784,850 Class A Common Shares, par value $.01 per share.




                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 9, 2006 (certain parts as indicated herein) (Part III).

                                TABLE OF CONTENTS



Item No.                                                     Page No.
                                     PART I

1.   Business                                                            4

1 A. Risk Factors                                                        9

1 B. Unresolved Staff Comments                                          14

2.   Properties                                                         15

3.   Legal Proceedings                                                  17

4.   Submission of Matters to a Vote of Security Holders                17

                                     PART II

5.   Market for the Registrant's Common Equity and Related
     Shareholder Matters                                                18

6.   Selected Financial Data                                            21

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                              22

7 A. Quantitative and Qualitative Disclosures about Market Risk         32

8.   Financial Statements and Supplementary Data                        32

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                               32

9 A. Controls and Procedures                                            32

9 B. Other Information                                                  35

                                    PART III

10.  Directors and Executive Officers of the Registrant               36

11.  Executive Compensation                                           36

12.  Security Ownership of Certain Beneficial Owners and Management   37
     and Related Stockholder Matters

13.  Certain Relationships and Related Transactions                   37

14.  Principal Accountant Fees and Services                           37

                                     PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  38

                                     PART I
Forward-Looking Statements

This Annual Report on Form 10-K, of Urstadt Biddle Properties Inc. (the "Company"), contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements can generally be identified by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risk, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company's properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC").

Item 1.  Business.

Organization

The Company, a Maryland Corporation, is a real estate investment trust engaged in the acquisition, ownership and management of commercial real estate. The Company was organized as an unincorporated business trust (the "Trust") under the laws of the Commonwealth of Massachusetts on July 7, 1969. In 1997, the shareholders of the Trust approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into the Company. As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company.

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

The Company intends to continue to invest substantially all of its assets in income-producing real estate, with an emphasis on neighborhood and community shopping centers, although the Company will retain the flexibility to invest in other types of real property. While the Company is not limited to any geographic location, the Company's current strategy is to invest primarily in properties located in the northeastern region of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York.

At October 31, 2005, the Company owned or had an equity interest in thirty-four properties comprised of neighborhood and community shopping centers, office and retail buildings and service and distribution facilities located in eight states throughout the United States, containing a total of 3.7 million square feet of gross leasable area. For a description of the Company's individual investments, see Item 2-Properties.

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

The Company may from time to time enter into arrangements for the acquisition of properties with unaffiliated property owners through the issuance of units of limited partnership interests in entities that the Company controls. These units may be redeemable for cash or for shares of the Company's Common stock or Class A Common stock. The Company believes that this acquisition method may permit it to acquire properties from property owners wishing to enter into tax-deferred transactions.

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the thirty-four properties in the Company's portfolio, thirty-one properties are considered core properties consisting of twenty-six retail properties and five office buildings (including the Company's executive headquarters). At October 31, 2005, these properties contained in the aggregate 3.1 million square feet of gross leasable area. The Company's core properties collectively had 473 tenants providing a wide range of products and services. Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants. At October 31, 2005, the core properties were 98% leased. The Company believes the core properties are adequately covered by insurance. No single tenant comprised more than 5.6% of the total annual base rents of the Company's core properties.

Three of the core properties in the Company's portfolio are owned by partnerships in which the Company is the sole general partner.

The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2005.

                                   Number            % of Total
                                     of          Annual Base Rent of
           Tenant                  Stores          Core Properties
           ------                  ------          ---------------

The Stop & Shop Co.                  3                  5.6%
Bed, Bath, and Beyond                2                  2.7%
Toy's R Us                           2                  2.4%
Marshall's                           2                  2.1%
ShopRite Supermarkets                2                  2.1%
Christmas Tree Shops                 1                  1.8%
Big Y Foods                          1                  1.7%
Borders Inc                          1                  1.7%
The Sports Authority                 1                  1.5%
Shaw's Supermarkets                  1                  1.5%
                                                        ----
                                                        23.1%
                                                        ====


The Company's single largest real estate investment is its 90% interest in the Ridgeway Shopping Center ("Ridgeway"). Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 369,000 square feet of gross leasable space. It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. As of October 31, 2005, Ridgeway was approximately 95% leased. The property's largest tenants (by base rent) are: The Stop & Shop Company (a division of Ahold), (22%) Bed, Bath and Beyond, (16%) and Marshall's Inc, a division of the TJX Companies (12%). No other tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2005 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):


Year of            Number of       Square       Minimum     Base Rent
Expiration      Leases Expiring    Footage    Base Rentals      (%)
----------      ---------------    -------    ------------    -------
2006                -                   -              -           -
2007                4               9,400       $340,000        3.9%
2008               10              51,716      1,448,000       16.6%
2009                2               4,646        184,000        2.1%
2010                3              36,415        655,000        7.5%
2011                2               4,440        148,000        1.7%
2012                4              21,567        654,000        7.5%
2013                3              60,676      1,491,000       17.1%
2014                2               4,558        134,000        1.5%
2015                3               7,635        244,000        2.8%
Thereafter          3             148,510      3,430,000       39.3%
                    -             -------      ---------       -----

Total              36             349,563     $8,728,000        100%
                   ==             =======     ==========        ====


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

During fiscal 2005, the Company sold its office building in Southfield, Michigan for $9.2 million and realized a gain on the sale of $1.4 million. The net proceeds were used to complete a like-kind exchange for a core retail property located in Fairfield County, Connecticut.

At October 31, 2005, the Company's non-core properties consisted of one retail property totaling 126,000 square feet and two industrial facilities with a total of 447,000 square feet of gross leasable area ("GLA.") The non-core properties collectively had 4 tenants and were 100% leased at October 31, 2005.

The retail property, located in Tempe, Arizona is leased to two tenants under long-term leases. The leases obligate these tenants to pay all taxes, insurance, maintenance and other operating costs on their portion of the property leased during the term of the lease.

The two industrial facilities are 100% occupied and consist of automobile and truck parts distribution warehouses. The facilities are net leased to DaimlerChrysler Corporation under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease. During fiscal 2005, the Company executed a five year extension of its lease with DaimlerChrysler for one of the two industrial properties.

At October 31, 2005, the Company also holds two fixed rate mortgage notes with a total book value of $2,024,000. The mortgages are secured by retail properties that were previously owned by the Company.

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

Matters Relating to the Real Estate Business

The Company is subject to certain business risks arising in connection with owning real estate which include, among others, (1) the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants, (2) the possibility that such tenants will not renew their leases as they expire, (3) vacated anchor space affecting an entire shopping center because of the loss of the departed anchor tenant's customer drawing power, (4) risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates, (5) potential liability for unknown or future environmental matters, and (6) the risk of uninsured losses. Unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. The Company believes that its shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by grocery stores, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods.

Compliance with Governmental Regulations

The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. Although potential liability could exist for unknown or future environmental matters, the Company believes that its tenants are operating in accordance with current laws and regulations.

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

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut. It occupies approximately 5,000 square feet in a two-story office building owned by the Company. The Company has 30 employees and believes that its relationship with its employees is good.

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

Code of Ethics and Whistleblower Policies

The Company's Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Financial Officer and Controller. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees, as well as a "Whistleblower Policy".

Financial Information About Industry Segments

The Company operates in one industry segment, ownership of commercial real estate properties, which are located principally in the northeastern United States. The Company does not distinguish its property operations for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Item 1A.  Risk Factors

Risks related to our operations and properties

There are risks relating to investments in real estate and the value of our property interests depends on conditions beyond our control. Real property investments are illiquid and we may be unable to change our property portfolio on a timely basis in response to changing market or economic conditions. Yields from our properties depend on their net income and capital appreciation. Real property income and capital appreciation may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, zoning laws, weather, casualty losses and other factors beyond our control. Since substantially all of the Company's income is rental income from real property, the Company's income and cash flow could be adversely affected if a large tenant is, or a significant number of tenants are, unable to pay rent or if available space cannot be rented on favorable terms.

Operating and other expenses of our properties, particularly significant expenses such as interest, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location. Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, and Westchester and Putnam Counties, New York. For the year ended October 31, 2005, approximately 74% of our total revenues were from properties located in these three counties. Various factors may adversely affect a shopping center's profitability. These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment. These factors could have a more significant localized effect in the areas where our core properties are concentrated. Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results. As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

In addition, although we generally have invested between $5 million and $35 million per property, we have no limit on the size of our investments. The Company's single largest real estate investment is its 90% interest in the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut. For the year ended October 31, 2005, Ridgeway revenues represented approximately 15% of the Company's total revenues and approximately 19% of the Company's total assets at October 31, 2005. The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

In fiscal 2005, the Company acquired the Dock Shopping center in Stratford, Connecticut for approximately $51.1 million and expects to consider additional large acquisitions. If in the future we make larger individual investments than we have historically, our portfolio will be concentrated in a smaller number of assets, increasing the risk to stockholders.

We are dependent on anchor tenants in many of our retail properties. Most of our retail properties are dependent on a major or anchor tenant, a few of which lease space in more than one of our properties. If we are unable to renew any lease we have with the anchor tenant at one of these properties upon expiration of the current lease, or to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income, reduced funds from operations and reduced property values. Vacated anchor space also could adversely affect an entire shopping center because of the loss of the departed anchor tenant's customer drawing power. Loss of customer drawing power also can occur through the exercise of the right that some anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term. In addition, vacated anchor space could, under certain circumstances, permit other tenants to pay a reduced rent or terminate their leases at the affected property, which could adversely affect the future income from such property. There can be no assurance that our anchor tenants will renew their leases when they expire or will be willing to renew on similar economic terms. See Item 1 - Business - Core Properties in this Annual Report on Form 10-K for additional information on our ten largest tenants by percent of total annual base rent of our core properties.

Similarly, if one or more of our anchor tenants goes bankrupt, we could experience material adverse consequences like those described above. Under bankruptcy law, tenants have the right to reject their leases. In the event a tenant exercises this right, the landlord generally may file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) for remaining terms greater than one year or 15% of the rent remaining under the balance of the lease term, not to exceed three years. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors.

We face potential difficulties or delays in renewing leases or re-leasing space. We derive most of our income from rent received from our tenants. Although our properties currently have favorable occupancy rates, we cannot predict that current tenants will renew their leases upon the expiration of their terms. In addition, we cannot predict if current tenants might attempt to terminate their leases prior to the scheduled expiration of such leases. If this occurs, we may not be able to promptly locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations. Even if tenants decide to renew their leases, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. See Item 2 - Properties- Lease Expirations in this Annual Report on Form 10-K for additional information concerning scheduled lease expirations.

In some cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants within the center to sell that merchandise or provide those services. When re-leasing space after a vacancy by one of these tenants, such provisions may limit the number and types of prospective tenants for vacant space. The failure to re-lease space or to re-lease space on satisfactory terms could adversely affect our results from operations. Additionally, properties we may acquire in the future may not be fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. As a result, our net income, funds from operations and ability to pay dividends to stockholders could be adversely affected.

Competition may adversely affect acquisition of properties and leasing operations. We compete for the purchase of commercial property with many entities, including other publicly traded commercial REITs. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the properties that we have targeted for acquisition, we may not be able to meet our property acquisition and development goals. We may incur costs on unsuccessful acquisitions that we will not be able to recover. The operating performance of our property acquisitions may also fall short of our expectations, which could adversely affect our financial performance.

If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases. As a result, our results of operations and cash flow may be adversely affected. In addition, our tenants face increasing competition from internet commerce, outlet malls, discount shopping clubs and other sources which could hinder our ability to attract and retain tenants and/or reduce rents at our properties.

We may be unable to acquire or may be delayed in acquiring, renovating or improving properties with proceeds obtained from the sale of stock in the public market or from the sale of other properties. To acquire income producing properties consistent with our business strategy and for working capital, from time to time we may offer for sale additional stock in the public markets or sell properties that are not in our primary market or which we believe are underperforming. We expect to reinvest such proceeds in income producing properties. However, we will make investments in short-term income producing securities if these uses are not immediately undertaken. Making short-term investments generally will provide us with a lower rate of return than investing in income-producing real estate. As a result, our inability to acquire, or delays in acquiring, renovating or improving, appropriate properties may dilute the amount of cash available to pay dividends to our stockholders.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk. We have incurred, and expect to continue to incur, indebtedness to advance our objectives. Our charter does not limit the amount of indebtedness we may incur, although we may not exceed a debt to capitalization ratio (as such terms are defined in the respective Articles Supplementary) of 0.55 without the consent of our Series B and Series C preferred stockholders. Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased net income, but at the same time creates risks. We use debt to fund investments only when we believe it will enhance our risk-adjusted returns. However, we cannot be sure that our use of leverage will prove to be beneficial. Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations.Incurring substantial debt may adversely affect our business and operating results by:
o requiring us to use a substantial portion of our cash flow to pay interest, which reduces the amount available for distributions, acquisitions and capital expenditures;
o making us more vulnerable to economic and industry downturns and reducing our flexibility in response to changing business and economic conditions;
o requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt; and otherwise limiting our ability to borrow for operations, capital or to finance acquisitions in the future.

Market interest rates could adversely affect the share price of our stock and increase the cost of refinancing debt. A variety of factors may influence the price of our common equities in the public trading markets. We believe that investors generally perceive REITs as yield-driven investments and compare the annual yield from dividends by REITs with yields on various other types of financial instruments. An increase in market interest rates may lead purchasers of stock to seek a higher annual dividend rate from other investments, which could adversely affect the market price of the shares. In addition, we are subject to the risk that we will not be able to refinance existing indebtedness on our properties. We anticipate that a portion of the principal of our debt will not be repaid prior to maturity. Therefore, we likely will need to refinance at least a portion of our outstanding debt as it matures. A change in interest rates may increase the risk that we will not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow will not be sufficient to repay all maturing debt in years when significant "balloon" payments come due. As a result, our ability to retain properties or pay dividends to stockholders could be adversely affected and we may be forced to dispose of properties on unfavorable terms, which could adversely affect our business and net income.

Construction and renovation risks could adversely affect our profitability. We currently are renovating some of our properties and may in the future renovate other properties, including tenant improvements required under leases. Our renovation and related construction activities may expose us to certain risks. We may incur renovation costs for a property which exceed our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete renovation of a property on schedule, which could result in increased debt service expense or construction costs. Additionally, some tenants may have the right to terminate their leases if a renovation project is not completed on time. The time frame required to recoup our renovation and construction costs and to realize a return on such costs can often be significant.

We are dependent on key personnel. We depend on the services of our existing senior management to carry out our business and investment strategies. As we expand, we will continue to need to recruit and retain qualified additional senior management. The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results.

Uninsured and underinsured losses may affect the value of, or return from, our property interests. We maintain comprehensive insurance on our properties, and the properties securing our loans, in amounts which we believe are sufficient to permit replacement of the properties in the event of a total loss, subject to applicable deductibles. There are certain types of losses, such as losses resulting from wars, terrorism, earthquakes, floods, hurricanes or other acts of God that may be uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. In addition, changes in building codes and ordinances, environmental considerations and other factors might make it impracticable for us to use insurance proceeds to replace a damaged or destroyed property. If any of these or similar events occurs, it may reduce our return from an affected property and the value of our investment.

Properties with environmental problems may create liabilities for us. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

A property can be adversely affected either through direct physical contamination or as the result of hazardous or toxic substances or other contaminants that have or may have emanated from other properties. Although our tenants are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of any of our tenants to satisfy any obligations with respect to the property leased to that tenant, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

Prior to the acquisition of any property and from time to time thereafter, we obtain Phase I environmental reports and, when warranted, Phase II environmental reports concerning the Company's properties. Based on these reports and on our ongoing review of our properties, as of the date of this Annual Report on Form 10-K, management of the Company is not aware of any environmental condition with respect to any of our property interests that we believe would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (a) the discovery of environmental conditions that were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

Risks Related to our Organization and Structure

We will be taxed as a regular corporation if we fail to maintain our REIT status. Since our founding in 1969, we have operated, and intend to continue to operate, in a manner that enables us to qualify as a REIT, or REIT, for federal income tax purposes. However, the federal income tax laws governing REITs are complex. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be completely within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains) each year. We have received an opinion of counsel that we qualify as a REIT based on our current operations and on certain assumptions and representations concerning future operations. Opinions of counsel are not binding on the Internal Revenue Service (the "IRS") or any court. The opinion only represents the view of counsel based on counsel's review and analysis of existing law. At any time, new laws, interpretations or court decision may change the federal tax laws or the federal tax consequences of qualification as a REIT. Furthermore, our continued qualification as a REIT depends on our satisfaction of the asset, income, organizational, distribution and stockholder ownership requirements of the Internal Revenue Code on a continuing basis. If we fail to qualify as a REIT in any taxable year and do not qualify for certain Internal Revenue Code relief provisions, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, distributions to stockholders would not be deductible in computing our taxable income. Corporate tax liability would reduce the amount of cash available for distribution to stockholders which, in turn, would reduce the market price of our stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

We will pay federal taxes if we do not distribute 100% of our taxable income. To the extent that we distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:
o 85% of ourordinary income for that year;
o 95% of our capital gain net income for thatyear; and
o 100% of our undistributed taxable income from prior years.

We have paid out, and intend to continue to pay out, our income to our stockholders in a manner intended to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell assets to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

Gain on disposition of assets deemed held for sale in the ordinary course is subject to 100% tax. If we sell any of our assets, the IRS may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business. Gain from this kind of sale generally will be subject to a 100% tax. Whether an asset is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances of the sale. Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure you that we will be able to do so.

Our ownership limitation may restrict business combination opportunities.
To qualify as a REIT under the Internal Revenue Code, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year. To preserve our REIT qualification, our charter generally prohibits any person from owning shares of any class with a value of more than 7.5% of the value of all of our outstanding capital stock and provides that:

o    a transfer that violates the limitation is void;
o shares transferred to a stockholder in excess of the ownership limitation are automatically converted, by the terms of our charter, into shares of "Excess Stock;"
o a purported transferee gets no rights to the shares that violate the limitation except the right to designate a transferee of the Excess Stock held in trust; and
o the Excess Stock will be held by us as trustee of a trust for the exclusive benefit of future transferees to whom the shares of capital stock ultimately will be transferred without violating the ownership limitation.

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder. Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman and Chief Executive Officer, who beneficially owns 38.6% of our outstanding common stock and 1.4% of our outstanding Class A common stock as of the date of this Annual Report on Form 10-K. Such holdings represent approximately 34.4% of our outstanding voting interests. In addition, our directors and executive officers, as a group, hold approximately 51.1% of our outstanding voting interests through their beneficial ownership of our common stock and Class A common stock. The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

Certain provisions in our charter and bylaws and Maryland law may prevent or delay a change of control or limit our stockholders from receiving a premium for their shares. Among the provisions contained in our charter and bylaws and Maryland law are the following:

o Our board of directors is divided into three classes, with directors in each class elected for three-year staggered terms.
o Our directors may be removed only for cause upon the vote of the holders of two-thirds of the voting power of our common equity securities.
o Our stockholders may call a special meeting of stockholders only if the holders of a majority of the voting power of our common equity securities request such a meeting in writing.
o Any consolidation, merger, share exchange or transfer of all or substantially all of our assets must be approved by (a) a majority of our directors who are currently in office or who are approved or recommended by a majority of our directors who are currently in office (the "Continuing Directors") and (b) the holders of two-thirds of the voting power of our common equity securities.
o Certain provisions of our charter may only be amended by (a) a vote of a majority of our Continuing Directors and (b) the holders of two-thirds of the voting power of our common equity securities. These provisions relate to the election, classification and removal of directors, the ownership limit and the stockholder vote required for certain business combination transactions.
o The number of directors may be increased or decreased by a vote of our board of directors.

In addition, we are subject to various provisions of Maryland law that impose restrictions and require affected persons to follow specified procedures with respect to certain takeover offers and business combinations, including combinations with persons who own 10% or more of our outstanding shares. These provisions of Maryland law could delay, defer or prevent a transaction or a change of control that our stockholders might deem to be in their best interests. Furthermore, shares acquired in a control share acquisition have no voting rights, except to the extent approved by the affirmative vote of two-thirds of all votes entitled to be cast on the matter, excluding all interested shares. Under Maryland law, "control shares" are those which, when aggregated with any other shares held by the acquiror, allow the acquiror to exercise voting power within specified ranges. The control share provisions of Maryland law also could delay, defer or prevent a transaction or a change of control which our stockholders might deem to be in their best interests. As permitted by Maryland law, our charter and bylaws provide that the "control shares" and "business combinations" provisions of Maryland law described above will not apply to acquisitions of those shares by Mr. Charles J. Urstadt or to transactions between the Company and Mr. Urstadt or any of his affiliates. Consequently, unless such exemptions are amended or repealed, we may in the future enter into business combinations or other transactions with Mr. Urstadt or any of his affiliates without complying with the requirements of Maryland anti-takeover laws. In view of the common equity securities controlled by Mr. Charles J. Urstadt, Mr. Urstadt may control a sufficient percentage of the voting power of our common equity securities to effectively block approval of any proposal which requires a vote of our stockholders.

Our stockholder rights plan could deter a change of control. We have adopted a stockholder rights plan. This plan may deter a person or a group from acquiring more than 10% of the combined voting power of our outstanding shares of common stock and Class A common stock because, after (i) the person or group acquires more than 10% of the combined voting power of our outstanding common stock and Class A common stock, or (ii) the commencement of a tender offer or exchange offer by any person (other than us, any one of our wholly owned subsidiaries or any of our employee benefit plans, or certain exempt persons), if, upon consummation of the tender offer or exchange offer, the person or group would beneficially own 30% or more of the combined voting power of our outstanding shares of common stock and Class A common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their fair market value. This would substantially reduce the value of the stock owned by the acquiring person. Our board of directors can prevent the plan from operating by approving the transaction and redeeming the rights. This gives our board of directors significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in us. The rights plan exempts acquisitions of common stock and Class A common stock by Mr. Charles J. Urstadt, members of his family and certain of his affiliates.




Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2005. Except as otherwise noted, all core properties are 100% owned by the Company.

                                                                   Gross               Number
                           Year          Year         Year        Leasable                of
         Location        Renovated     Completed     Acquired     Sq Feet     Acres    Tenants    Leased   Principal Tenant
         --------        ---------     ---------     --------     -------     -----    -------    ------   ----------------
Retail Properties:
Stamford, CT (1)          1997          1950          2002         369,000     13.6     36           95%  Stop & Shop Supermarket
Springfield, MA           1996          1970          1970         323,000     26.0     31           96%  Big Y Supermarket
Meriden, CT               2001          1989          1993         313,000     29.2     25          100%  Shop Rite Supermarket
Stratford, CT             1988          1978          2005         269,000     29.0     15           97%  Stop & Shop
Yorktown, NY              1997          1973          2005         200,000     16.4      8          100%  Staples, Bed Bath & Beyond
Danbury, CT                 -           1989          1995         194,000     19.3     19           93%  Christmas Tree Shops
White Plains, NY          1994          1958          2003         185,000      3.5     10          100%  Toys "R" Us
Briarcliff Manor, NY (1)  2000          1978          1998         161,000     11.4     31           99%  Stop & Shop Supermarket
Somers, NY                  -           2002          2003         135,000     26.0     27          100%  Home Goods, New York
                                                                                                          Sports Club
Carmel, NY                1999          1983          1995         126,000     19.0     18          100%  Shop Rite Supermarket
Wayne, NJ                 1992          1959          1992         102,000      9.0     45           99%  A&P Supermarket
Newington, NH             1994          1975          1979         102,000     14.3      8          100%  Linens `N Things, Outback
Darien, CT                1992          1955          1998          95,000      9.5     19          100%  Shaw's Supermarket
Somers, NY                  -           1991          1999          78,000     10.8     32           94%  Gristede's Supermarket
Orange, CT                  -           1990          2003          78,000     10.0     10          100%  Trader Joe's Supermarket

Eastchester, NY (1)       2002          1978          1997          70,000      4.0     11          100%  Food Emporium (Division
                                                                                                          of A&P)
Ridgefield, CT            1999          1930          1998          51,000      2.1     43           94%  Chico's
Rye, NY (4 buildings)       -          Various        2004          40,000      1.0     21           96%  Cosi
Westport, CT                -           1986          2003          38,000      3.0     10          100%  Pier One Imports

Briarcliff Manor, NY        -           1975          2001          38,000      1.0     19          100%  Dress Barn
Danbury, CT                 -           1988          2002          33,000      2.7      6          100%  Fortunoff,  Sleepys'
Briarcliff Manor, NY      2001          1981          1999          29,000      4.0      3          100%  Party Plus Warehouse
Somers, NY                  -           1987          1992          19,000      4.9     12          100%  Putnam County Savings Bank
Office Properties:
Greenwich, CT               -           1983          1998          19,000      1.0      2          100%  Greenwich Hospital
Greenwich, CT               -           1977          2001          11,000      0.4      3           66%  Glenville Medical Center

Greenwich, CT               -           1983          1993          10,000      0.2      2          100%  Urstadt Biddle Properties
Greenwich, CT             1983          1953          1994          10,000      0.2      4          100%  Prescott Investors
Greenwich, CT               -           1978          2000           9,000      1.0      3           72%  Insurance Center of
                                                                     -----               -                Greenwich

                                                                 3,107,000              473
                                                                 =========              ===


(1) The Company is the sole general partner in the partnership that owns this property.

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

At October 31, 2005, the Company's non-core properties consisted of one retail property containing 126,000 square feet and two industrial facilities with a total of 447,000 square feet of GLA. The non-core properties collectively had 4 tenants and were 100% leased at October 31, 2005.

The following table sets forth information concerning each non-core property at October 31, 2005. The non-core properties are 100% owned by the Company.



                       Year         Year        Year        Rentable                # of
      Location       Renovated    Completed    Acquired    Square Feet     Acres   Tenants   Leased   Principal Tenant
      --------       ---------    ---------    --------    -----------     -----   -------   ------   ----------------

      Tempe, AZ         2000        1970         1970        126,000        8.6       2        100%   Mervyn's, Inc.

     Dallas, TX         1989        1970         1970        255,000       14.5       1        100%   DaimlerChrysler Corporation

    St. Louis, MO       2000        1970         1970        192,000       16.0       1        100%   DaimlerChrysler Corporation
                                                             -------                  -

                                                             573,000                  4
                                                             =======                  =

   Total Portfolio                                           3,680,000               477
                                                             =========               ===


Lease Expirations - Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for leases in place as of October 31, 2005, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.



            Year of Lease        Number of Leases        Square Footage of      Percentage of Total Leased
              Expiration              Expiring            Expiring Leases               Square Feet
              ----------              --------            ---------------               -----------
                 2006 (1)                87                   273,000                       7.58%
                 2007                    61                   252,000                       7.01%
                 2008                    55                   389,000                      10.80%
                 2009                    63                   401,000                      11.14%
                 2010                    41                   286,000                       7.94%
                 2011                    31                   398,000                      11.06%
                 2012                    44                   540,000                      15.00%
                 2013                    22                   117,000                       3.25%
                 2014                    21                    93,000                       2.58%
                 2015                    29                   206,000                       5.72%
              Thereafter                 23                   645,000                      17.92%
                                         --                   -------                      ------

                Total                   477                  3,600,000                      100.00%
                                        ===                  =========                      =======



(1) Represents lease expirations from November 1, 2005 to October 31, 2006 and month-to-month leases.

Item  3.     Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2005.

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Shareholder Matters.

(a) Market Information

Shares of Common stock and Class A Common stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA", respectively. The following table sets forth the high and low closing sales prices for the Company's Common stock and Class A Common stock during the fiscal years ended October 31, 2005 and 2004 as reported on the New York Stock Exchange:

                                                   Fiscal Year Ended                 Fiscal Year Ended
Common shares:                                     October 31, 2005                    October 31, 2004
--------------                                     ----------------                  ------------------
                                                   Low             High             Low             High
                                                   ---             ----             ---             ----
First Quarter                                    $14.80           $16.46         $13.15          $14.00
Second Quarter                                   $14.71           $16.31         $13.00          $15.10
Third Quarter                                    $15.09           $17.59         $12.91          $14.70
Fourth Quarter                                   $15.75           $17.66         $13.75          $15.85

                                                   Fiscal Year Ended                  Fiscal Year Ended
Class A Common shares:                             October 31, 2005                   October 31, 2004
                                                   ----------------                   -----------------
                                                   Low             High             Low             High
                                                   ---             ----             ---             ----
First Quarter                                    $15.72          $17.76          $13.63           $14.94
Second Quarter                                   $14.26          $16.64          $13.88           $16.60
Third Quarter                                    $15.05          $18.75          $12.60           $15.55
Fourth Quarter                                   $14.75          $18.72          $13.75           $16.81

(b) Approximate Number of Equity Security Holders

At January 11, 2006 (latest date available), there were 1,280 shareholders of record of the Company's Common stock and 1,291 shareholders of record of the Class A Common stock.

(c) Dividends Declared on Common stock and Class A Common stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2005 and 2004:

Dividends Paid Per:                    Common Share                                Class A Common Share
                                --------------------------               ------------------------------------
                            Gross                                       Gross
                           Dividend    Ordinary  Non taxable          Dividend        Ordinary    Non taxable
Dividend Payment Date     Per Share    Income     Portion             Per Share         Income       Portion
---------------------     ---------    ------     -------             ---------         ------       -------
January 17, 2005            $.20         $.171        $.029                $.22         $.188        $.032
April 15, 2005              $.20         $.171        $.029                $.22         $.188        $.032
July 15, 2005               $.20         $.171        $.029                $.22         $.188        $.032
October 21, 2005            $.20         $.171        $.029                $.22         $.188        $.032
                           -----         -----        -----               -----         -----        -----
                            $.80         $.684        $.116                $.88         $.752        $.128
                           =====         =====        =====                ====         =====        =====

Dividends Paid Per:                    Common Share                                Class A Common Share
                               ---------------------------               -----------------------------------
                           Gross                                       Gross
                           Dividend    Ordinary  Non taxable          Dividend        Ordinary    Non taxable
Dividend Payment Date     Per Share    Income     Portion             Per Share         Income       Portion
---------------------     ----------   ------     -------             ---------         ------       -------
January 16, 2004           $.195         $.178        $.017               $.215         $.196        $.019
April 16, 2004             $.195         $.178        $.017               $.215         $.196        $.019
July 16, 2004              $.195         $.178        $.017               $.215         $.196        $.019
October 15, 2004           $.195         $.178        $.017               $.215         $.196        $.019
                           -----         -----        -----               -----         -----        -----
                           $ .78         $.712        $.068               $ .86         $.784        $.076
                           =====         =====        =====               =====         =====        =====

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 2005, the Company made distributions to stockholders aggregating $.80 per Common share and $.88 per Class A Common share. On December 14, 2005, the Company's Board of Directors approved the payment of a quarterly dividend payable January 20, 2006 to stockholders of record on January 6, 2006. The quarterly dividend rates were declared in the amounts of $.2025 per Common share and $.2250 per Class A
Common share.

Although the Company intends to continue to declare quarterly dividends on its Common shares and Class A Common shares, no assurances can be made as to the amounts of any future dividends. The declaration of any future dividends by the Company is within the discretion of the Board of Directors and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors. Two principal factors in determining the amounts of dividends are (i) the requirement of the Internal Revenue Code that a real estate investment trust distribute to shareholders at least 90% of its real estate investment trust taxable income, and (ii) the amount of the Company's available cash.

Each share of Common Stock entitles the holder to one vote. Each share of Class A Common Stock entitles the holder to 1/20 of one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge. As of October 31, 2005, 909,483 shares of Common Stock and 140,539 shares of Class A Common Stock have been issued under the DRIP.

(d)      Recent Sales of Unregistered Securities

None

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers (1)

                                                                     (c) Total Number
                                                                          of Shares          (d) Maximum
                                    (a) Total                         Purchased as Part    Number of Shares
                                    Number of        (b)Average         of Publicly         that May Yet Be
                                      Shares         Price Paid         Announced           Purchased Under
                                    Purchased        Per Share          Programs             the Program
                                    ---------        ---------          --------             -----------
August 1-31, 2005                         -             -                  -                      -
September 1-30, 2005                      -             -                  -                      -
October 1-31, 2005:
  Class A Common Stock                 41,400         $15.13            41,400                    -
  Common Stock                          3,600         $16.18             3,600                    -
                                       ------                           ------
  Total-All Shares                     45,000                           45,000               455,000 (2)

(1)On October 7, 2005 the Company publicly announced that its Board of Directors approved a share repurchase program ("Program") of up to 500,000 shares, in the aggregate, of the Company's Common and Class A Common Stock. The Program does not have a specific expiration date and may be discontinued at any time. There is no assurance that the Company will repurchase the full amount of shares authorized.

(2) Any combination of either Common Stock or Class A Common Stock not exceeding 455,000 shares, in the aggregate, may yet be purchased under the Program.

Item 6.      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,                                         2005            2004            2003             2002            2001
                                                               ----            ----            ----             ----            ----
Balance Sheet Data:
Total Assets                                               $464,439        $394,917        $392,639         $353,562        $218,292
                                                           ========        ========        ========         ========        ========
Mortgage Notes Payable                                     $111,786        $107,443        $104,588         $106,429         $47,115
                                                           ========        ========        ========         ========         =======
Redeemable Preferred Stock                                  $52,747         $52,747         $52,747          $14,341         $33,462
                                                            =======         =======         =======          =======         =======
Operating Data:
Total Revenues                                              $69,964         $61,880        $ 56,302          $39,807         $31,106
                                                            =======         =======        ========          =======         =======
Total Operating Expenses and Minority Interest              $46,468         $39,911        $ 37,531          $26,602         $22,502
                                                            =======         =======        ========          =======         =======
Income from Continuing Operations before Discontinued
 Operations                                                 $23,496         $21,969        $ 18,771          $13,205          $8,604
                                                            =======         =======        ========          =======          ======
Per Share Data:
Net Income from Continuing Operations - Basic:
    Class A Common Stock                                       $.68           $ .71            $.67             $.82           $ .93
    Common Stock                                               $.62           $ .65            $.61             $.73           $ .83

Net Income from Continuing Operations - Diluted:
    Class A Common Stock                                       $.66            $.71            $.66             $.80            $.89
    Common Stock                                               $.60            $.64            $.60             $.71            $.80

Cash Dividends on:
    Class A Common Stock                                       $.88            $.86            $.84             $.82            $.80
    Common Stock                                               $.80            $.78            $.76             $.74            $.72
                                                               ----            ----            ----             ----            ----
Total                                                         $1.68           $1.64           $1.60            $1.56           $1.52
                                                              =====           =====           =====            =====           =====
Other Data:

Year Ended October 31,                                         2005            2004            2003             2002            2001
                                                               ----            ----            ----             ----            ----
Net Cash Flow Provided by (Used in):
    Operating Activities                                    $35,505         $30,744        $ 31,176          $18,532         $21,308
                                                            =======         =======        ========          =======         =======
    Investing Activities                                  $(61,348)        $(2,416)       $(69,818)        $(64,960)       $(11,394)
                                                          =========        ========       =========        =========       =========
    Financing  Activities                                   $26,397       $(24,837)        $ 14,749          $59,023         $22,040
                                                            =======       =========        ========          =======         =======
Funds from Operations (Note (1) )                           $29,355        $29,813          $27,964          $24,144         $14,611
                                                            =======        =======          =======          =======         =======

 Note
(1): The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures. For a reconciliation of net income and FFO, see Management's Discussion and Analysis on page 22. FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance. However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a further discussion of FFO, see Management's Discussion and Analysis on page 22.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements

This Item 7 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Item 7 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Many of these risks are discussed in Item 1A. Risk Factors. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary

The Company, a REIT, is a fully integrated, self-administered real estate company engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At
October 31, 2005, the Company owned or had controlling interests in 34 properties containing a total of 3.7 million square feet of GLA of which approximately 98% was leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses ints investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.

The Company focuses on increasing cash flow, and consequently the value of its properties and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers. Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

   Buildings                                               30-40 years
   Property Improvements                                   10-20 years
   Furniture/Fixtures                                       3-10 years
   Tenant Improvements      Shorter of lease term or their useful life

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at October 31, 2005.

Liquidity and Capital Resources

At October 31, 2005, the Company had unrestricted cash and cash equivalents of $26.5 million compared to $25.9 million in 2004. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2006 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2005, 2004 and 2003, net cash flow provided by operations amounted to $35.5 million, $30.7 million and $31.2 million, respectively. Cash dividends paid on common and preferred shares increased to $29.4 million in 2005 compared to $26.3 million in 2004 and $23.5 million in 2003. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

Net Cash Flow From:

Operating Activities

Net cash flows provided by operating activities amounted to $35.5 million in 2005, compared to $30.7 million in 2004 and $31.2 million in 2003. The changes in operating cash flows were primarily due to increases in the net operating results generated from the Company's core properties and operating cash flows from new properties acquired during those periods.


Investing Activities

Net cash flows used in investing activities were $61.3 million in 2005, $2.4 million in 2004 and $70.0 million in 2003. The net cash flows in each of these years were principally due to the acquisition of properties consistent with the Company's strategic plan to acquire properties in the northeast. The Company acquired two shopping centers in 2005,and four retail properties in both 2004 and 2003. In 2005, the Company sold two properties. Sale proceeds were used to purchase properties in the northeast. In 2003, the Company sold investments in marketable securities to purchse real estate properties.

Financing Activities

Net cash flows provided by financing activities amounted to $26.4 million in 2005 and $14.7 million in 2003. Net cash flows used in financing activities in 2004 were $24.8 million. The Company received net proceeds of $59.4 million in 2005 and $38.4 million in 2003 from sales of preferred stock. In fiscal 2005, the Company borrowed $19.5 million under its bank lines of credit, which amounts were fully repaid during the year. The Company makes quarterly distributions to its shareholders which totaled $29.4 million in 2005, $26.3 million in 2004 and $23.5 million in 2003.

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

Financings and Debt

On October 7, 2005 the Company publicly announced that its Board of Directors approved a share repurchase program of up to 500,000 shares, in the aggregate, of the Company's Common and Class A Common Stock. The program does not have a specific expiration date and may be discontinued at any time. There is no assurance that the Company will repurchase the full amount of shares authorized.

In April 2005, the Company sold 1,000,000 shares of 7.5% Series D Senior Cumulative Preferred Stock ("Series D Preferred Stock") in a public offering for net proceeds of approximately $24 million. In May 2005, the Company sold an additional 650,000 shares of Series D Preferred Stock in a public offering for net proceeds of $15.8 million and in June 2005, the Company sold an additional 800,000 shares of Series D Preferred Stock in a public offering for net proceeds of $19.6 million. The Series D Preferred Stock has no stated maturity and is not convertible into other securities of the Company. On or after April 12, 2010, the Series D Preferred Stock may be redeemed by the Company, at its option, at a redemption price of $25 per share plus accrued and unpaid dividends.

The Company utilized a portion of the net proceeds from the preferred stock sales to repay all of its then outstanding secured and unsecured revolving credit line indebtedness of $19.5 million. The Company also used approximately $20 million of the net proceeds to fund the cash portion of the purchase price of Staples Plaza acquired in June 2005. The balance of the net proceeds is expected to be used to acquire other income producing properties and to fund renovations on, or capital improvements to, existing properties, including tenant improvements and for working capital.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At October 31, 2005, the Company did not have any variable rate debt outstanding.

Mortgage notes payable of $111.8 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.34% at October 31, 2005. The mortgage loans are secured by seventeen properties with a net book value of $192.5 million and have fixed rates of interest ranging from 5.75% to 8.125%. In June 2005, the Company fully repaid a mortgage note in the principal amount of $1.8 million. In connection with the acquisition of Staples Plaza, the Company assumed an existing first mortgage loan on the property. The Company recorded the mortgage loan at its estimated fair value which approximated $8.5 million. The mortgage loan matures in 2008 and has an effective interest rate of 5.75%. The Company expects to refinance most of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

In April 2005, the Company entered into a secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million for a three year period. The secured revolving credit facility is collateralized by two properties having a net book value of $27.7 million at October 31, 2005. This credit line replaced a secured revolving credit line of $17.5 million that was scheduled to expire in October 2005. During fiscal 2005, the Company borrowed $17.5 million under the credit line to complete the acquisition of The Dock.

The borrowings were fully repaid from proceeds of the Company's new issue of Series D Preferred Stock. There were no borrowings outstanding on the secured revolving credit facility at October 31, 2005. The Company also has an unsecured revolving line of credit with the same bank which was increased from $20 million to $30 million in June 2005. The unsecured credit line expires in January 2006. The Company is in the process of extending the unsecured credit line for an additional one year period. During fiscal 2005, the Company borrowed $2 million under this line of credit. The funds were used for working capital purposes and fully repaid during the year. At October 31, 2005, there were no borrowings outstanding on this line of credit. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions which must be met by the Company.

Both credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes.

Contractual Obligations

The Company's contractual payment obligations as of October 31, 2005, were as follows (amounts in thousands):

                                                         Payments Due by Period
------------------------------------------------------------------------------------------------------------------------

                                     Total       2006         2007         2008         2009         2010     Thereafter
                                     -----       ----         ----         ----         ----         ----     ----------
Mortgage notes payable               $111,786     $7,486       $11,628      $61,256      $17,755      $5,499       $8,162
Tenant obligations*                       436        436             -            -            -           -            -
                                     --------     ------       -------      -------      -------      ------       ------
Total Contractual Obligations        $112,222     $7,922       $11,628      $61,256      $17,755      $5,499       $8,162
                                     ========     ======       =======      =======      =======      ======       ======

*Committed tenant-related obligations based on executed leases as of October 31, 2005.

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

Off-Balance Sheet Arrangements

During the years ended October 31, 2005 and 2004, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the year ended October 31, 2005, the Company incurred approximately $5.3 million for capital expenditures for property improvements, tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur approximately $3 million for anticipated capital improvements and leasing costs in fiscal 2006. These expenditures are expected to be funded from operating cash flows or borrowings.

Acquisitions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York.

The Company was the sole general partner in a limited partnership that owned the Arcadian Shopping Center in Briarcliff Manor, New York. In July 2005, a wholly-owned subsidiary of the Company acquired the remaining limited partner interests in the partnership for a purchase price of $2.1 million. The Company now controls 100% of the property.

In June 2005, the Company purchased a 200,000 square foot shopping center in Yorktown, New York. The purchase price was $28.5 million, including the assumption of a first mortgage loan and closing costs of approximately $113,000. The cash portion of the purchase price was funded from a portion of the proceeds from the Company's sales of the Series D Preferred Stock.

In January 2005, the Company acquired The Dock, a 269,000 square foot shopping center located in Stratford, Connecticut for $51.1 million, including closing costs of approximately $800,000. The acquisition was funded with cash of approximately $23.1 million, net proceeds of $9.75 million from the sale of property (see discussion below) and borrowings of $17.5 million under the Company's secured line of credit. The borrowings were repaid from the proceeds of the sale of the Series D Preferred Stock in May 2005.

During the fourth quarter of fiscal 2005, the Company terminated a contract for the purchase of a retail property for a purchase price of $6.7 million

In fiscal 2004, the Company acquired four retail properties totaling 40,000 square feet of leasable space, for a total purchase price of $11.0 million. In connection with the acquisition of three of the properties, the Company assumed mortgage loans totaling $4.7 million.

Sales

In November 2004, the Company sold its Farmingdale, New York property for a sale price of $9.75 million. The proceeds were used to complete the acquisition of The Dock in January 2005. The Company recorded a gain on the sale of approximately $5.6 million in fiscal 2005. The property was classified as held for sale at October 31, 2004.

In June 2005, the Company sold an office building in Southfield, Michigan for a sale price of $9.2 million. The Company recorded a gain on the sale of $1.4 million in fiscal 2005.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. During fiscal 2005, the Company sold a non-core office property located in Southfield, Michigan for a sales price of $9.2 million and realized a gain on sale of the property of $1.4 million. At October 31, 2005, the three remaining non-core properties have a net book value of approximately $3.0 million.

Funds from Operations

The Company considers Funds from Operations ("FFO") to be an additional measure of an equity REIT's operating performance. The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net income (computed in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance, such as gains (or losses) from sales of property and deprecation and amortization. However, FFO:

|X| does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

|X| should not be considered an alternative to net income as an indication of the Company's performance.

FFO, as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2005 (amounts in thousands).

                                                                                                Year Ended October 31,
                                                                                            2005          2004           2003
                                                                                            ----          ----           ----

Net Income Applicable to Common and Class A Common Stockholders                          $23,976      $ 18,566       $ 17,576

Plus:  Real property depreciation                                                          9,164         8,082          7,148
          Amortization of tenant improvements and allowances                               2,325         1,962          2,088
          Amortization of deferred leasing costs                                             565           497            440
          Depreciation and amortization on discontinued operations                           345           706            712
Less:  Gains on sales of properties                                                      (7,020)             -              -
                                                                                         -------       -------        -------
Funds from Operations Applicable to Common and Class A Common Stockholders               $29,355       $29,813        $27,964
                                                                                         =======       =======        =======

Net Cash Provided by (Used in):
Operating Activities                                                                   $ 35,505     $   30,744      $ 31,176
                                                                                       =========      ========      ========
Investing Activities                                                                   $(61,348)    $  (2,416)      $(69,818)
                                                                                       =========      ========      ========
Financing Activities                                                                   $ 26,397     $ (24,837)      $ 14,749
                                                                                       =========      ========      ========

FFO amounted to $29.4 million in fiscal 2005 compared to $29.8 million in fiscal 2004. The change in FFO is attributable to: a) an increase in property operating income and recent property acquisitions which increased operating rents and net operating income; b) higher general and administrative expenses and c) the effect of lower yielding returns on the temporary investment of the proceeds remaining from the sales of the Company's new issue of Series D Preferred Stock in fiscal 2005. See discussion which follows.

Results of Operations

Fiscal 2005 vs. Fiscal 2004

Revenues

Rental revenues from base rents increased 11.4% to $52.1 million in the year ended October 31, 2005, as compared to $46.8 million in fiscal 2004.

The net change in rentals resulted primary from: (i) the additional base rents from properties acquired during 2005 and 2004 which increased base rents incrementally by $4.7 million in fiscal 2005 and (ii) an increase of $631,000 principally from new leasing and renewals of expiring leases at the Company's core properties and generally at higher base rental rates compared to the expiring rental rates. During fiscal 2005, the Company leased or renewed 222,000 square feet of gross leasable area ("GLA") at its core properties compared to 284,000 square feet in fiscal 2004. The Company also extended a triple net lease on its 255,000 square foot industrial property in Dallas Texas for an additional five year term at approximately the same effective rent as the existing lease on the property. At October 31, 2005, the Company's core properties were 98% leased, a decrease of less than 1% from the end of fiscal 2004. The Company has leases totaling less than 8% of its core property GLA scheduled to expire in fiscal 2006.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 20.9% to $16.5 million in fiscal 2005 compared to $13.7 million in fiscal 2004. The increase in recoveries from tenants is attributable to new properties in fiscal 2005 (which increased this component of revenue by $1.7 million) and an additional $1.2 million from properties owned in both years from higher operating expenses and real estate tax expenses in 2005 at most of the properties and higher overall tenant recovery rates on operating expenses and real estate taxes.

The Company's single largest real estate investment is the Ridgeway Shopping Center located in Stamford, Connecticut (which is owned by a consolidated joint venture in which the Company has a 90% controlling interest). Ridgeway's revenues represented approximately 15.1% or $10.6 million of total consolidated revenues in fiscal 2005 compared to 15.4% or $10.2 million in fiscal 2004. The property was 95% leased at October 31, 2005. No other property in the Company's portfolio comprised more than 10% of the Company's consolidated revenues in the year ended October 31, 2005.

The Company recorded lease termination payments in satisfaction of former tenant lease obligations of $253,000 in fiscal 2005, compared to $577,000 in 2004. Fiscal 2004's amounts included a payment of $312,000 received in settlement of a tenant bankruptcy.

Interest and other income increased by $231,000 in fiscal 2005 from higher interest and dividend income from the temporary reinvestment into short-term liquid investments of a portion of the proceeds from the Company's recent sales of Series D Preferred Stock. This component of income also includes gains on sales of securities which totaled $70,000 in fiscal 2005.

Expenses

Property operating expenses increased 18.1% to $10.9 million in the year ended October 31, 2005 compared to $9.2 million in fiscal 2004. The increase in operating expenses in fiscal 2005 reflects the incremental expense from recent property acquisitions which added additional operating expenses of $1.1 million in fiscal 2005. Operating expenses for properties owned in both periods increased by $626,000 principally due to higher snow removal and repairs and maintenance costs in fiscal 2005.

Property taxes increased 15.2% to $9.2 million in fiscal 2005 compared to $8.0 million in fiscal 2004. Property taxes from recently acquired properties increased this component of expenses by $884,000 in fiscal year 2005. Property taxes for properties owned in both fiscal 2005 and 2004 increased by $336,000 from higher real estate tax assessment rates at several of the Company's properties during fiscal 2005. The Company anticipates that property tax assessments will continue to increase in the near term. However, the Company will continue to challenge these higher assessments when warranted.

Interest expense increased $389,000 in fiscal 2005 principally from the addition of an $8.5 million mortgage note assumed in connection with the acquisition of Staples Plaza in fiscal 2005 and mortgages totaling $4.7 million assumed in the Rye Properties acquisitions in fiscal 2004. Interest expense also increased this year from short-term borrowings of $19.5 million on the Company's secured and unsecured revolving credit lines. Borrowings of $17.5 million were used to complete the acquisition of a property earlier in the year. The borrowings were fully repaid during the second quarter of fiscal 2005.

Depreciation and amortization expense increased by $1.5 million in fiscal 2005. The increase is principally from property acquisitions in fiscal 2005 which increased this component of expense by $1.1 million in fiscal 2005.

General and administrative expenses increased by $1.7 million in fiscal 2005 from higher compensation costs from an increase in the number of employees of the Company and higher stock compensation charges, which increased compensation by approximately $600,000 in fiscal 2005. The Company also recorded a charge of approximately $300,000 to reflect a deferred compensation arrangement at fair value during the year. Additionally, the Company incurred costs of approximately $678,000 in connection with the its internal controls assessment required by Section 404 of the Sarbanes-Oxley Act.

Discontinued Operations

During fiscal 2005, the Company sold a shopping center in Farmingdale, New York for $9.75 million and an office building in Southfield, Michigan for $9.175 million. The shopping center was classified as a property held for sale at the end of fiscal 2004. Accordingly, the operating results for these properties have been reclassified as discontinued operations in the accompanying consolidated statements of income for the three years ended October 31, 2005.

In connection with the sales of the properties, the Company recorded gains on sales of properties of $7.0 million in fiscal 2005. The Company used the proceeds of sales to complete the purchase of core properties in fiscal 2005.

Revenues from discontinued operations were $1.7 million, $4.1 million and $4.1 million for the years ended October 31, 2005, 2004 and 2003, respectively.

Fiscal 2004 vs. Fiscal 2003

Revenues

Base rents increased 8.8% to $46.8 million in fiscal 2004 from $43.0 million in fiscal 2003. The increase in base rents reflected the additional base rents from four properties acquired in 2003. The acquisitions of these properties increased base rents incrementally by $3.2 million in fiscal 2004. In addition, base rents increased by $556,000 in fiscal 2004 from the effect of new leasing and renewals of expiring leases at generally higher base rental rates.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 12.4% in fiscal 2004 compared to fiscal 2003. The increase in recoveries from tenants included amounts applicable to properties acquired in fiscal 2003 which increased this component of revenues by $888,000 in fiscal 2004. Recoveries from tenants for properties owned in both 2004 and 2003 increased by $624,000 due to higher tenant recovery rates and property tax recoveries.

In fiscal 2004, the Company leased or renewed approximately 284,000 square feet of space or 10.5% of total core property GLA. At October 31, 2004, the Company's core properties were 99% leased, an increase of approximately 2% from the beginning of the year.

The Company's non-core office building property in Southfield, Michigan was approximately 30% vacant at October 31, 2004. The office leasing market in this region of the country continued to be weak and the Company aggressively marketed vacancies at the property. A tenant who leased 41,000 square feet of space in the building did not renew its lease upon expiration in December 2004. The office building was subsequently sold in fiscal 2005.

Lease termination income of $577,000 in fiscal 2004 consisted of a lease cancellation payment of $265,000 from a tenant who terminated during the year and a payment of $312,000 received in settlement of a bankruptcy action of a former tenant.

Interest income decreased from the prior year from the utilization of cash to purchase properties in both fiscal 2004 and 2003 and the repayment of a $1.2 million note receivable in fiscal 2003.

Expenses

Property operating expenses increased 2.7 % to $9.2 million in fiscal 2004 from $9.0 million in 2003. Property expenses of acquired properties increased operating expenses by $557,000 in fiscal 2004. Operating expenses for properties owned in both 2004 and 2003 decreased by $342,000 from lower snow removal costs and repairs and maintenance expenses.

Property taxes increased to $8.0 million or 13.7% in fiscal 2004 compared to $7.1 million in fiscal 2003. New properties increased property taxes by $628,000 in that year. Property taxes for properties owned in both years increased by $365,000 from higher real estate tax assessment rates at several of the Company's properties.

Depreciation and amortization expense increased $865,000 in fiscal 2004, from additional depreciation on recent property acquisitions.

General and administrative expense increased by $262,000 in fiscal 2004, due primarily to higher compensation expense.

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

Environmental Matters

Based upon management's ongoing review of its properties, management is not aware of any environmental condition with respect to any of the Company's properties that would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (a) the discovery of environmental conditions, which were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which would adversely affect the Company's financial condition and results of operations.

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

The following table sets forth the Company's long term debt obligations by principal cash payments and maturity dates, weighted average interest rates and estimated fair value at October 31, 2005 (amounts in thousands, except weighted average interest rate):

                                                  For the years ended October 31,                                          Estimated
                                       2006       2007       2008       2009       2010      Thereafter       Total       Fair Value
                                       ----       ----       ----       ----       ----      ----------       -----       ----------
Mortgage notes payable               $7,486    $11,628     $61,256    $17,755    $5,499      $8,162          $111,786     $114,494
Weighted average interest rate
for debt maturing                     8.13%      7.84%       7.30%      7.06%     7.78%       6.91%

As of October 31, 2005, the Company had no outstanding variable rate debt. During the year ended October 31, 2005, the weighted average interest rate on outstanding variable rate debt during the period was approximately 4.4%. A hypothetical increase of 1% in interest rates would have had an immaterial effect on the Company's interest expense. There were no variable rate borrowings in fiscal 2004.

The Company believes that its weighted average interest rate of 7.3% on its fixed rate debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.

The Company has not planned, and does not plan, to enter into any derivative financial instruments for trading or speculative purposes.

Item 8.      Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item, together with the report of the Company's independent registered public accounting firm thereon and the supplementary financial information required by this Item are included under Item 15 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure, during the year ended October 31, 2005.

Item 9A.      Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(a)  Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting included policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance of the recording of all transactions necessary to permit the preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles and the proper authorization of receipts and expenditures in accordance with authorization of the Company's management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2005.

Ernst & Young LLP, an independent registered public accounting firm that audited and reported on the Company's consolidated financial statements included in this annual report, also audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of October 31, 2005.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Urstadt Biddle Properties Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Urstadt Biddle Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Urstadt Biddle Properties Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2004 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2005 and our report dated January 12, 2006 expressed an unqualified opinion thereon.


New York, New York                                    /s/ Ernst & Young LLP
January 12, 2006

Item 9B.      Other Information.

Not applicable.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2006 within the period required under the applicable rules of the Securities and Exchange Commission. The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name                          Age     Offices Held
----                          ---     ------------

Charles J. Urstadt            77      Chairman and Chief Executive Officer (since September 1989);
                                      Mr. Urstadt has been the Chairman of the Board of Directors since 1986, and a
                                      Director since 1975.

Willing L. Biddle             44      President and Chief Operating Officer (since December 1996); Executive Vice
                                      President (March 1996 to December 1996); Senior Vice President - Management
                                      (June 1995 to March 1996); Vice President - Retail (April 1993 to June 1995).

James R. Moore                57      Executive Vice President and Chief Financial  Officer (since March 1996);  Senior
                                      Vice  President  and Chief  Financial  Officer (1989 to 1996);  Treasurer  (since
                                      December   1987);    Secretary    (1987-1999);    Vice    President-Finance   and
                                      Administration (1987 to 1989).

Raymond P. Argila             57      Senior Vice President and Chief Legal Officer (since June 1990)

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC.

Item 11. Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2006 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2006 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity Compensation Plan Information" of such Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2006 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS" and "COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS" of such Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 9, 2006 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "FEES BILLED BY INDEPENDENT AUDITORS" of such Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

A.       Index to Financial Statements and Financial Statement Schedules

         1. Financial Statements --

         The consolidated financial statements listed in the accompanying index to financial statements on Page 44 are filed as part of this Annual Report.

         2. Financial Statement Schedules --

         The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 44. All other financial statement schedules are not applicable.

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

            (f) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

            (g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

            (h) Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

            (i) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

         3.2 By-laws of the Company (incorporated by reference to Exhibit D of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (SEC File No. 333-19113).


(4)  Instruments Defining the Rights of Security Holders, Including Indentures.

         4.1      Common Stock:  See Exhibits 3.1 (a)-(i) hereto.

         4.2      Series B Preferred Shares:  See Exhibits 3.1 (a)-(i),
                  10.13 - 10.15, 10.17 and 10.22 hereto.

         4.3      Series C Preferred Shares: See Exhibits 3.1 (a)-(i) and
                  10.23 hereto.

         4.4      Series D Preferred Shares:  See Exhibits 3.1 (a)-(i).

         4.5      Series A Preferred Share Purchase Rights:  See Exhibits 3.1
                  (a)-(i), 10.3 and 10.16 hereto.

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

     10.18 Amended and Restated Restricted Stock Award Plan effective December 9, 1999 (incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)).(1)

     10.19 Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). (1)

     10.20 Promissory Note and Stock Pledge Agreement dated July 3, 2002 by Willing L. Biddle in favor of the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002
                  (SEC File No. 001-12803)). (1)

     10.21 Amended and Restated Restricted Stock Award Plan effective December 12, 2001 as approved by the Registrant's stockholders on March 13, 2002 (incorporated by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002). (1)

     10.22 Amendment to Registration Rights Agreement dated as of December 31, 2001 by and among the Company and the Remaining Initial Purchasers (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2002).

     10.23 Registration Rights Agreement dated as of May 29, 2003 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (SEC File No. 333-107803)).

     10.24 Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 10, 2004 (incorporated by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). (1)

     10.24.1 Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors) (incorporated by reference to Exhibit 10.24.1 of the Registrant's Annual
                  Report on Form 10-K for the year ended October 31, 2004
                  (SEC File No. 001-12803)). (1)

     10.24.2 Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors) (incorporated by reference to Exhibit 10.24.2 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). (1)

     10.24.3 Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employees) (incorporated by reference to
                  Exhibit 10.24.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No.
                  001-12803)). (1)

     10.25 Excess Benefit and Deferred Compensation Plan effective as of January 1, 2005 (incorporated by reference to Exhibit
                  10.25 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). (1)

     10.26 Purchase and Sale Agreement between UB Railside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

     10.27 Purchase and Sale Agreement between UB Dockside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit
                  10.2 of the Registrant's Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

     10.28        Underwriting Agreement between Urstadt Biddle Properties Inc.
                  and Deutsche Bank Securities, Inc., dated April 7, 2005 (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated April 11, 2005
                  (SEC File No. 001-12803)).

     10.29        Underwriting Agreement between Urstadt Biddle Properties Inc.
                  and Deutsche Bank Securities, Inc., dated April 29, 2005 (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

     10.30        Underwriting Agreement between Urstadt Biddle Properties Inc.
                  and Deutsche Bank Securities, Inc., dated June 2, 2005 (incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K dated June 7, 2005
                  (SEC File No. 001-12803)).

(1)     Management contract, compensatory plan or arrangement.

(14) Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)              Subsidiaries.

                  21.1     List of Company's subsidiaries

(23)              Consents of Experts.

                  23.1     Consent of Ernst & Young LLP

(31.1) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles
                  J. Urstadt.

(31.2) Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by James R. Moore.

(32) Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and James R. Moore.

                         URSTADT BIDDLE PROPERTIES INC.

Item 15a.             INDEX TO FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES

                                                                           Page

 Consolidated Balance Sheets at October 31, 2005 and 2004                    45

 Consolidated Statements of Income for each of the
 three years in the period ended October 31, 2005                            46

 Consolidated Statements of Cash Flows for each of the
 three years in the period ended October 31, 2005                            47

 Consolidated Statements of Stockholders' Equity
 for each of the three years in the period ended October 31, 2005            48

 Notes to Consolidated Financial Statements                                  50

 Report of Independent Registered Public Accounting Firm                     64

Schedules.

III Real Estate and Accumulated Depreciation - October 31, 2005

IV  Mortgage Loans on Real Estate - October 31, 2005

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)

                                                                                                                  October 31,
                                                                                                                  ----------
ASSETS                                                                                                       2005              2004
                                                                                                             ----              ----
Real Estate Investments:
    Core properties - at cost                                                                               $468,444       $ 381,937
    Non-core properties - at cost                                                                              6,383          20,621
                                                                                                            --------        --------
                                                                                                             474,827         402,558
    Less:  accumulated depreciation                                                                         (65,253)        (61,389)
                                                                                                            --------        --------
                                                                                                             409,574         341,169
    Mortgage notes receivable                                                                                  2,024           2,109
                                                                                                            --------        --------
                                                                                                             411,598         343,278

Property held for sale                                                                                             -           4,002
Cash and cash equivalents                                                                                     26,494          25,940
Restricted cash                                                                                                1,200           1,184
Marketable securities                                                                                          2,453           2,681
Tenant receivables                                                                                            14,442          11,249
Prepaid expenses and other assets                                                                              4,526           3,303
Deferred charges, net of accumulated amortization                                                              3,726           3,280
                                                                                                            --------       ---------
Total Assets                                                                                                $464,439       $ 394,917
                                                                                                            ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                                  $111,786       $ 107,443
    Accounts payable and accrued expenses                                                                      3,991           1,515
    Deferred compensation - officers                                                                           1,051             501
    Other liabilities                                                                                          4,699           3,617
                                                                                                             -------         -------
         Total Liabilities                                                                                   121,527         113,076
                                                                                                             -------         -------

Minority interests                                                                                             5,318           7,320
                                                                                                               -----           -----

Redeemable Preferred Stock, par value $.01 per share; 20,000,000 shares authorized
    8.99% Series B Senior Cumulative Preferred stock, (liquidation preference of $100 per share);
    150,000 shares issued and outstanding                                                                     14,341          14,341
    8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100 per share);
    400,000 shares issued and outstanding                                                                     38,406          38,406
                                                                                                              ------          ------
        Total Preferred Stock                                                                                 52,747          52,747
                                                                                                              ------          ------

Commitments and Contingencies

Stockholders' Equity:
    7.5% Series D Senior Cumulative Preferred stock (liquidation preference of $25 per share);
         2,450,000 and 0 shares issued and outstanding                                                        61,250               -
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
     none issued and outstanding                                                                                   -               -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
         7,429,331 and 7,189,991 shares issued and outstanding                                                    74              72
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
         18,705,800 and 18,649,008 shares issued and outstanding                                                 187             186
    Additional paid in capital                                                                               267,365         264,680
    Cumulative distributions in excess of net income                                                        (35,007)        (36,581)
    Accumulated other comprehensive income                                                                       499             472
    Unamortized restricted stock compensation and officer note receivable                                    (9,521)         (7,055)
                                                                                                             -------         -------
        Total Stockholders' Equity                                                                           284,847         221,774
                                                                                                             -------         -------
 Total Liabilities and Stockholders' Equity                                                                 $464,439       $ 394,917
                                                                                                            ========       =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (In thousands, except per share data)

                                                                                                    Year Ended October 31,
                                                                                                    ----------------------
                                                                                              2005              2004            2003
                                                                                              ----              ----            ----
Revenues
    Base rents                                                                             $52,149          $ 46,824        $ 43,045
    Recoveries from tenants                                                                 16,506            13,654          12,143
    Lease termination income                                                                   253               577              80
    Interest and other                                                                       1,056               825           1,034
                                                                                            ------            ------          ------
                                                                                            69,964            61,880          56,302
                                                                                            ------            ------          ------
Operating Expenses
    Property operating                                                                      10,915             9,242           9,001
    Property taxes                                                                           9,245             8,025           7,056
    Interest                                                                                 8,502             8,113           8,094
    Depreciation and amortization                                                           12,054            10,541           9,676
    General and administrative expenses                                                      5,155             3,416           3,154
    Directors' fees and expenses                                                               258               207             185
                                                                                            ------            ------          ------
                                                                                            46,129            39,544          37,166
                                                                                            ------            ------          ------

Operating Income before Minority Interests and Discontinued Operations                      23,835            22,336          19,136

Minority Interests                                                                            (339)             (367)          (365)
                                                                                            ------            ------          ------
Income from Continuing Operations before Discontinued Operations                            23,496            21,969          18,771
                                                                                            ------            ------          ------
Discontinued Operations:
    Income from discontinued operations                                                        469             1,346           1,599
    Gains on sales of properties                                                             7,020                 -            -
                                                                                             -----             -----           -----
Income from Discontinued Operations                                                          7,489             1,346           1,599
                                                                                             -----             -----           -----

Net Income                                                                                  30,985            23,315          20,370
    Preferred Stock Dividends                                                               (7,009)           (4,749)        (2,794)
                                                                                            -------           -------        -------

Net Income Applicable to Common and Class A Common Stockholders                            $23,976          $ 18,566        $ 17,576
                                                                                           =======          ========        ========

Basic earnings per share:
Per Common Share:
    Income from continuing operations                                                       $  .62            $  .65          $  .61
    Income from discontinued operations                                                     $  .28            $  .05          $  .06
                                                                                            ------            ------          ------
    Net Income Applicable to Common Stockholders                                            $  .90            $  .70          $  .67
                                                                                            ======            ======          ======

Per Class A Common Share:
    Income from continuing operations                                                       $  .68            $  .71          $  .67
    Income from discontinued operations                                                     $  .31            $  .06          $  .07
                                                                                            ------            ------          ------
    Net Income Applicable to Class A Common Stockholders                                    $  .99            $  .77          $  .74
                                                                                            ======            ======          ======

Diluted earnings per share:
Per Common Share:
    Income from continuing operations                                                       $  .60            $  .64          $  .60
    Income from discontinued operations                                                     $  .27            $  .05          $  .06
                                                                                            ------            ------          ------
    Net Income Applicable to Common Stockholders                                            $  .87            $  .69          $  .66
                                                                                            ======            ======          ======

Per Class A Common Share:
    Income from continuing operations                                                       $  .66            $  .71          $  .66
    Income from discontinued operations                                                     $  .30            $  .05          $  .07
                                                                                            ------            ------          ------
    Net Income Applicable to Class A Common Stockholders                                    $  .96            $  .76          $  .73
                                                                                            ======            ======          ======
Dividends per share:
    Common                                                                                  $  .80            $  .78          $  .76
                                                                                            ======            ======          ======
    Class A Common                                                                          $  .88            $  .86          $  .84
                                                                                            ======            ======          ======

The accompanying notes to consolidated financial statements are an integral part of these statements.

     URSTADT BIDDLE PROPERTIES INC.
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)

                                                                                           Year Ended October 31,
                                                                                           ----------------------
                                                                                      2005             2004             2003
                                                                                      ----             ----             ----
Cash Flows from Operating Activities:
Net income                                                                         $30,985         $ 23,315         $ 20,370
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization from discontinued operations                         345              706              712
    Depreciation and amortization from continuing operations                        12,054           10,541            9,676
    Amortization of compensation expense                                             1,617            1,322            1,105
    Increase in value of deferred compensation arrangement                             305                -                -
    Gains on sale of properties                                                    (7,020)                -                -
    Minority interests                                                                 339              367              365
    Increase in restricted cash                                                       (16)             (86)              (2)
    Increase in tenant receivables                                                 (2,918)          (2,708)          (3,120)
    (Decrease) increase in accounts payable and accrued expenses                     (151)          (1,226)              243
    (Decrease) increase in other assets and other liabilities, net                    (35)          (1,487)            1,827
                                                                                    ------           ------           ------

   Net Cash Flow Provided by Operating Activities                                   35,505           30,744           31,176
                                                                                    ------           ------           ------

Cash Flows from Investing Activities:
    Sales of marketable securities                                                     255            7,323           15,613
    Acquisitions of real estate investments                                       (71,710)          (6,625)         (83,485)
    Acquisition of limited partner interests in consolidated joint venture         (2,078)                -                -
    Improvements to properties and deferred charges                                (5,319)          (2,822)          (2,844)
    Net proceeds from sales of properties                                           17,758                -                -
    Distributions to limited partners of consolidated joint ventures                 (339)            (367)            (365)
    Payments received on mortgage notes and other receivables                           85               75            1,263
                                                                                  --------          -------         --------

    Net Cash Flow Used in Investing Activities                                    (61,348)          (2,416)         (69,818)
                                                                                  --------          -------         --------

Cash Flows from Financing Activities:
    Proceeds from revolving credit line borrowings                                  19,500                -                -
    Repayments on revolving credit line borrowings                                (19,500)                -                -
    Net proceeds from issuance of preferred stock                                   59,380                -           38,406
    Sales of additional shares of  Common and Class A Common Stock                   1,287            3,141            1,366
    Payments on mortgage notes payable                                             (4,173)          (1,826)          (1,841)
    Dividends paid - Common and Class A Common Stock                              (22,402)         (21,536)         (20,700)
    Dividends paid - Preferred Stock                                               (7,009)          (4,749)          (2,794)
    Repurchase of shares of Common and Class A  Common Stock                         (686)                -                -
    Repayments of notes receivable from officers                                         -             133               312
                                                                                    ------         --------           ------

    Net Cash Flow Provided by (Used In) Financing Activities                        26,397         (24,837)           14,749
                                                                                    ------         --------           ------

Net Increase (Decrease) In Cash and Cash Equivalents                                   554            3,491         (23,893)
Cash and Cash Equivalents at Beginning of Year                                      25,940           22,449           46,342
                                                                                    ------           ------           ------

Cash and Cash Equivalents at End of Year                                           $26,494         $ 25,940         $ 22,449
                                                                                   =======         ========         ========

The accompanying notes to consolidated financial statements are an integral part of these statements

 URSTADT BIDDLE PROPERTIES INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (In thousands, except shares and per share data)

                                                            7.5% Series D
                                                            Preferred Stock         Common Stock            Class A Common Stock
                                                         Issued       Amount    Issued       Amount         Issued         Amount
                                                         -------------------    -------------------         ---------------------
Balances - October 31, 2002                                  -          $-     6,578,572       $66      18,449,472        $185
Net income applicable to Common
and Class A common stockholders                              -           -             -         -               -           -
Cash dividends paid :
Common stock ($.76 per share)                                -           -             -         -               -           -
Class A common stock ($.84 per share)                        -           -             -         -               -           -
Issuance of shares under dividend reinvestment plan          -           -        61,699         1          18,704           -
Shares issued under restricted stock plan                    -           -       159,500         1          56,200           -
Amortization of restricted stock compensation                -           -             -         -               -           -
Exercise of stock options                                    -           -        18,000         -          24,077           -
Repayment of notes receivable from officers                  -           -             -         -               -           -
                                                        ------      ------       -------      -----        -------        -----
Balances - October 31, 2003                                  -           -     6,817,771        68      18,548,453         185

Comprehensive Income:
Net income applicable to Common
and Class A common stockholders                              -           -             -         -               -           -
Unrealized gains in marketable securities

Total Comprehensive Income                                   -           -             -         -               -           -
Cash dividends paid :
Common stock ($.78 per share)                                -           -             -         -               -           -
Class A common stock ($.86 per share)
Issuance of shares under dividend reinvestment plan          -           -       181,720         2          18,306           -
Shares issued under restricted stock plan                    -           -       175,500         2          58,625           1
Amortization of restricted stock compensation                -           -             -         -               -           -
Exercise of stock options                                    -           -        15,000         -          23,624           -
Repayment of notes receivable from officers                  -           -             -         -               -           -
                                                         -----        ----       -------      -----         ------         ----
Balances - October 31, 2004                                  -           -     7,189,991        72      18,649,008          186

Comprehensive Income:
Net income applicable to Common
and Class A common stockholders                              -           -             -         -               -            -
Change in unrealized gains in marketable securities          -           -             -         -               -            -

Total Comprehensive Income                                   -           -             -         -               -            -
Cash dividends paid :
Common stock ($.80 per share)                                -           -             -         -               -            -
Class A common stock ($.88 per share)                        -           -             -         -               -            -
Issuance of shares under dividend reinvestment plan          -           -        59,390         -          15,767            -
Shares issued under restricted stock plan                    -           -       175,800         2          75,675            1
Amortization of restricted stock
compensation and other adjustment                            -           -             -         -               -            -
Exercise of stock options                                    -           -         7,750         -           6,750            -
Repurchases of Common and Class A Common shares              -           -        (3,600)        -         (41,400)           -
Issuance of Series D Preferred Stock                 2,450,000      61,250             -         -               -            -
                                                     ---------      ------       -------      ----         --------         ----
Balances - October 31, 2005                          2,450,000     $61,250     7,429,331       $74      18,705,800          187
                                                     =========     =======    ==========      ====      ===========         ====

                                                                                                  Unamortized
                                                                                                   Restricted
                                                                Cumulative        Accumulated        Stock
                                                     Additional Distributions       Other        Compensation      Total
                                                      Paid In   In Excess of     Comprehensive     And Notes   Stockholders'
                                                      Capital    Net Income         Income         Receivable      Equity
                                                      -------    ----------         ------         ----------      ------
Balances - October 31, 2002                           $254,266    $(30,487)          $-             $(4,013)      $220,017
Net income applicable to Common
and Class A common stockholders                              -      17,576            -                   -         17,576
Cash dividends paid :
Common stock ($.76 per share)                                -      (5,135)           -                   -        (5,135)
Class A common stock ($.84 per share)                        -     (15,565)           -                   -       (15,565)
Issuance of shares under dividend reinvestment plan      1,051           -            -                   -          1,052
Shares issued under restricted stock plan                2,665           -            -              (2,666)             -
Amortization of restricted stock compensation                -           -            -               1,105          1,105
Exercise of stock options                                  314           -            -                   -            314
Repayment of notes receivable from officers                  -           -            -                 312            312
                                                       -------     -------          ----             -------       -------
Balances - October 31, 2003                            258,296     (33,611)           -              (5,262)       219,676

Comprehensive Income:
Net income applicable to Common
and Class A common stockholders                              -      18,566            -                   -         18,566
Unrealized gains in marketable securities                    -           -          472                   -            472
                                                                                                                    ------
Total Comprehensive Income                                   -           -            -                   -         19,038
Cash dividends paid :
Common stock ($.78 per share)                                -      (5,516)           -                   -         (5,516)
Class A common stock ($.86 per share)                        -     (16,020)           -                   -        (16,020)
Issuance of shares under dividend reinvestment plan      2,843           -            -                   -          2,845
Shares issued under restricted stock plan                3,245           -            -              (3,248)             -
Amortization of restricted stock compensation                -           -            -               1,322          1,322
Exercise of stock options                                  296           -            -                   -            296
Repayment of notes receivable from officers                  -           -            -                 133            133
                                                       -------      ------        -----              -------        ------
Balances - October 31, 2004                            264,680     (36,581)        472               (7,055)       221,774

Comprehensive Income:
Net income applicable to Common
and Class A common stockholders                              -      23,976           -                    -         23,976
Change in unrealized gains in marketable securities          -           -          27                    -             27
                                                                                                                    ------
Total Comprehensive Income                                   -           -           -                    -         24,003
Cash dividends paid :
Common stock ($.80 per share)                                -      (5,918)          -                    -         (5,918)
Class A common stock ($.88 per share)                        -     (16,484)          -                    -        (16,484)
Issuance of shares under dividend reinvestment plan      1,186           -           -                    -          1,186
Shares issued under restricted stock plan                4,080           -           -               (4,083)             -
Amortization of restricted stock
compensation and other adjustment                        (125)           -           -                1,617          1,492
Exercise of stock options                                  100           -           -                    -            100
Repurchases of Common and Class A Common shares           (686)          -           -                    -           (686)
Issuance of Series D Preferred Stock                    (1,870)          -           -                    -          59,380
                                                      --------    ---------      -------           ---------       ---------
Balances - October 31, 2005                           $267,365    $(35,007)       $499              $(9,521)       $284,847
                                                      ========    =========      =======           =========       =========

The accompanying notes to consolidated statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust ("REIT"), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2005, the Company owned or had interests in 34 properties containing a total of 3.7 million square feet of leasable area.

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

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates.

Reclassifications
Certain prior period amounts have been reclassified (including the presentation of discontinued operations) to conform to the current year presentation.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT that among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed. The Company believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2005 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

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

Upon the acquisition of real estate, the Company assesses the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in place leases and other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." The Company allocates the purchase price to the acquired assets and assumed liabilities based on their relative fair values. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases.

The value of in-place leases is based on the Company's evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in-place leases are amortized to depreciation and amortization expense over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is expensed.

Depreciation and Amortization
The Company uses the straight-line method for depreciation and amortization. Core and non-core properties are depreciated over the estimated useful lives of the properties, which range from 30 to 40 years. Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years. Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Property Held for Sale
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires, among other things, that the assets and liabilities and the results of operations of the Company's properties that have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company's consolidated financial statements. The Company classifies properties held for sale that are under contract for sale and are expected to be sold within the next twelve months as Property Held for Sale in the accompanying consolidated balance sheets.

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,292,000 and $1,886,000 as of October 31, 2005 and 2004,
respectively.

Asset Impairment
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2005 and 2004, approximately $8,051,000 and $7,199,000 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts received by the Company from its tenants are recognized as income in the period received. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2005 and 2004, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $1,409,000 and $2,047,000, respectively.

Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Restricted Cash
Restricted cash consists of those tenant security deposits and replacement and other reserves required by agreement with certain of the Company's mortgage lenders for property level capital requirements which are required to be held in separate bank accounts.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders' Equity. At October 31, 2005 and 2004, other comprehensive income consists of net unrealized gains of $499,000 and $472,000, respectively. Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized. For the year ended October 31, 2005, gains on sales of marketable securities amounted to $70,000 (none in fiscal 2004 and 2003).

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values because of the short term nature of these instruments.

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2005 and 2004, the estimated aggregate fair value of the mortgage notes receivable was $1,962,000 and $2,016,000, respectively.

The estimated fair value of mortgage notes payable was $114,500,000 and $115,000,000 at October 31, 2005 and 2004, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and tenant receivables. The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions. The Company performs ongoing credit evaluations of its tenants and may require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. There is no dependence upon any single tenant.

Stock Plans
The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for restricted stock awards is determined on the grant date based on the market price of the shares awarded and is recognized over the explicit vesting periods. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), allows entities to continue to apply the provisions of APB No. 25 and provide the required disclosures for employee stock grants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected, for all periods presented, to apply the provisions of APB No. 25 and provide the disclosures required by SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Beginning in the first quarter of fiscal 2006, the Company will apply the provisions of SFAS No. 123R, "Share-Based Payments" ("SFAS No. 123R"). Upon adoption of SFAS No. 123R, the Company will change its policy for recognizing compensation expense for restricted stock awards over the explicit vesting periods to the earlier of the explicit vesting period of the award or the date an employee first becomes eligible for retirement. Had compensation cost for restricted stock awards been determined based on the date an employee first becomes eligible for retirement consistent with the provisions of SFAS No. 123R, the Company's net income in each of the three years ended October 31, 2005 would have been lower by $732,000, $718,000, and $476,000, respectively.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                                                                             2005         2004         2003
                                                                                             ----         ----         ----
       Numerator
       Net income applicable to common stockholders - basic                                $5,902       $4,488       $4,171
       Effect of dilutive securities:
         Operating partnership units                                                          281          192          151
                                                                                           ------       ------       ------
       Net income applicable to common stockholders - diluted                              $6,183       $4,680       $4,322
                                                                                           ======       ======       ======

       Denominator
       Denominator for basic EPS-weighted average common shares                             6,566        6,414        6,259
       Effect of dilutive securities:
         Stock options and awards                                                             446          351          252
         Operating partnership units                                                           55           55           55
                                                                                            -----        -----        -----
       Denominator for diluted EPS - weighted average common equivalent shares              7,067        6,820        6,566
                                                                                            =====        =====        =====

       Numerator
       Net income applicable to Class A common stockholders-basic                         $18,074      $14,078      $13,405
       Effect of dilutive securities:
         Operating partnership units                                                           58          175          215
                                                                                          -------      -------      -------
       Net income applicable to Class A common stockholders - diluted                     $18,132      $14,253      $13,620
                                                                                          =======      =======      =======

       Denominator
       Denominator for basic EPS - weighted average Class A common shares                  18,280       18,248       18,200
       Effect of dilutive securities:
         Stock options and awards                                                             314          278          210
         Operating partnership units                                                          246          310          310
                                                                                           ------       ------       ------
       Denominator for diluted EPS - weighted average Class A common equivalent shares     18,840       18,836       18,720
                                                                                           ======       ======       ======

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. The Company does not distinguish its property operations for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Recently Issued Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). The SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The FASB deferred the classification and measurement provisions of SFAS No. 150 that apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has one finite life joint venture which contains a mandatory redeemable non-controlling interest. At October 31, 2005 the estimated fair value of the minority interest was approximately $3.2 million. The joint venture has a termination date of December 31, 2097.

In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-monetary Assets-an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29, "Accounting for Non-Monetary Transactions," (APB No. 29) is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB No. 29 to eliminate an exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this Statement is not expected to have a material effect on the Company's financial position or results of operations.

Emerging Issues Task Force ("EITF") Issue 04-5, "Investor's Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights," ("EITF 04-5") was ratified by the FASB in June 2005. At issue is what rights held by the limited partners (such as substantive kick-out rights or substantive participating rights) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if
(i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue was effective June 29, 2005 for new or modified arrangements and no later than for fiscal years beginning after December 15, 2005 for unmodified existing arrangements. The adoption of this pronouncement did not have a material effect on its operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the change or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2005 and 2004 (in thousands):

                                                                     Mortgage
                                         Core         Non-Core         Notes         2005         2004
                                      Properties     Properties     Receivables     Totals       Totals
  ----------------------------------- ------------ --------------- -------------- ------------ ------------
  Retail                                 $398,718          $1,878         $2,024      402,620     $326,607
  Office                                    7,550               -              -        7,550       15,023
  Industrial                                    -           1,124              -        1,124        1,344
  Undeveloped Land                            304               -              -          304          304
                                         --------       ---------         ------     --------     --------
                                         $406,572       $   3,002         $2,024     $411,598     $343,278
                                         ========       =========         ======     ========     ========

The Company's investments at October 31, 2005, consisted of equity interests in 34 properties, which are located in various regions throughout the United States and two mortgage notes receivable secured by retail properties. The Company's primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations. The following is a summary of the geographic locations of the Company's investments at October 31, 2005 and 2004 (in thousands):

                                                                                    2005               2004
  -------------------------------------------------------------------- ------------------ ------------------
  Northeast                                                                     $407,184           $331,139
  Midwest                                                                            696              8,089
  Southwest                                                                        3,718              4,050
                                                                                   -----              -----
                                                                                $411,598           $343,278
                                                                                ========           ========

(3) CORE PROPERTIES

The components of core properties were as follows (in thousands):

                                                                                   2005               2004
---------------------------------------------------------- ----------------------------- ------------------
Land                                                                            $87,066           $ 70,983
Buildings and improvements                                                      381,378            310,954
                                                                                -------            -------
                                                                                468,444            381,937
Accumulated depreciation                                                       (61,872)           (51,451)
                                                                               --------           --------
                                                                               $406,572           $330,486
                                                                               ========           ========

Space at the Company's core properties is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases become due as follows: 2006 -$48,323,000; 2007 - $46, 389,000; 2008 - $41,247,000; 2009 -
$35,864,000; 2010 - $31,535,000 and thereafter - $142,700,000.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2005.

Owned Properties

On January 7, 2005, the Company acquired The Dock Shopping Center ("The Dock"), a 269,000 square foot shopping center located in Stratford, Connecticut for $51.1 million (including closing costs of approximately $800,000). The acquisition was funded with available cash and borrowings of $17.5 million under the Company's secured line of credit.

On June 30, 2005, the Company acquired Staples Plaza ("Staples Plaza") a 200,000 square foot shopping center located in Yorktown, New York for a purchase price of $28.5 million, including the assumption of a first mortgage loan and closing costs of approximately $113,000. The Company recorded the assumption of the mortgage loan at its estimated fair value which approximated $8.5 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2005 consolidated statement of cash flows.

In fiscal 2004, the Company purchased four retail properties ("Rye Properties") totaling 40,000 square feet of leasable space for total consideration of $11.0 million subject to mortgage loans totaling $4.7 million which encumbered three of the properties. The assumption of the mortgage loans represent non-cash financing activities and are therefore not included in the accompanying 2004 consolidated statement of cash flows. The Company evaluated the carrying amount of the assumed mortgage loans and adjusted such amounts by $218,000 to reflect their estimated fair values at the date of acquisition.

In fiscal 2003, the Company acquired the Westchester Pavilion in White Plains, New York, for $39.9 million, seven retail building units in Somers Commons in Somers, New York, for $21.65 million, Orange Meadows Shopping Center in Orange, Connecticut, for $11.3 million, and Greens Farms Plaza, in Westport, Connecticut, for $10.1 million.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets, (consisting of land, buildings and building improvements) and identified intangible assets and liabilities, (consisting of above-market and below-market leases and in-place leases) in accordance with SFAS No. 141 "Business Combinations". The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant". The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above. The above-market and below-market lease intangibles are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to the lease would be immediately recognized in operations.

During fiscal 2005, the Company completed its evaluation of the acquired leases at the Rye Properties and The Dock. As a result of its evaluations, the Company has allocated $435,000 to a liability and $22,000 to an asset associated with the net fair value assigned to the acquired leases at the Rye Properties, and $103,000 to an asset associated with the net fair value assigned to the acquired leases at The Dock. The Company is currently in the process of analyzing the fair value of the acquired in-place leases of Staples Plaza and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

In fiscal 2005, the Company incurred costs of approximately $7.9 million (including $2.6 million which was unpaid at October 31, 2005) related to capital improvements to its properties and leasing costs.

Consolidated Joint Ventures

The Company is the general partner in a partnership that owns the Eastchester Mall in Eastchester, New York. The limited partner contributed the property in exchange for Common, Class A Common and Preferred LP Units (partnership units) and is entitled to preferential distributions of cash flow from the property. The limited partner may exchange its Common and Class A Common LP units with the Company in exchange for shares of the Company's Common Stock and Class A Common stock at any time on or prior to October 2007. However, the Company, at its option, may elect to redeem the partnership units for cash. The limited partner may also put its Preferred LP units to the Company for a fixed cash amount at any time prior to October 2007. The Company also has an option to redeem all of the partnership units for cash after October 2008. At October 31, 2005 there were 54,553 each of Common LP units, Class A Common LP units and Preferred LP units outstanding.

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

The Company was the sole general partner in a limited partnership that owned the Arcadian Shopping Center in Briarcliff Manor, New York. In July 2005, a wholly-owned subsidiary of the Company acquired the remaining limited partner interests in the partnership for a purchase price of $2.1 million. The Company now controls 100% of the property.

(4) NON-CORE PROPERTIES

At October 31, 2005, the non-core properties consist of two distribution and service properties and one retail property located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company's objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

                                                                                 2005                  2004
--------------------------------------------------------------- ---------------------- ---------------------
Land                                                                             $943                $1,943
Buildings and improvements                                                      5,440                18,678
                                                                                -----                ------
                                                                                6,383                20,621
Accumulated depreciation                                                      (3,381)               (9,938)
                                                                              -------               -------
                                                                               $3,002               $10,683
                                                                               ======               =======

Minimum rental payments on non-cancelable operating leases of the non-core properties become due as follows: 2006 - $1,977,000; 2007 - $2,011,000; 2008 -
$1,852,000; 2009 - $1,567,000; 2010 - $1,567,000 and thereafter $2,126,000.

(5)  DISCONTINUED OPERATIONS

In November 2004, the Company sold its retail property in Farmingdale, New York for a sales price of $9.75 million that was under contract for sale and classified as held for sale at October 31, 2004. The Company recorded a gain on the sale of $5.6 million in fiscal 2005.

In June, 2005 the Company sold its office building in Southfield, Michigan for a sales price of $9.2 million and recorded a gain on sale of $1.4 million in fiscal 2005.

The operating results for the two properties sold in fiscal 2005 have been reclassified as discontinued operations in the accompanying consolidated financial statements. Revenues from discontinued operations were $1.7 million, $4.1 million and $4.1 million for the years ended October 31, 2005, 2004, and 2003, respectively.

 (6) MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable consist of two fixed rate mortgages with contractual interest rates of 9% which are secured by commercial property. The mortgage notes receivable are due in 2013. Interest is recognized on the effective yield method. The mortgage notes are recorded at a discounted amount which reflected market interest rates at the time of acceptance of the notes. At October 31, 2005 and 2004, the unamortized discounts were $303,000 and $349,000 respectively.

At October 31, 2005, principal payments on the mortgage notes receivable become due as follows: 2006 - $142,000; 2007 - $156,000; 2008 - $170,000; 2009 -
$186,000; 2010 - $204,000 and thereafter - $1,469,000.

(7)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

At October 31, 2005, mortgage notes payable are due in installments over various periods to fiscal 2012 at effective rates of interest ranging from 5.75% to 8.125% and are collateralized by real estate investments having a net carrying value of $192,471,000.

Combined aggregate principal maturities of mortgages notes payable during the next five years and thereafter are as follows: (in thousands)

                 Scheduled      Principal
                Amortization    Repayments          Total
                ------------    ----------          -----
         2006          $2,553         $4,933       $7,486
         2007           2,516          9,112       11,628
         2008           1,270         59,986       61,256
         2009             648         17,107       17,755
         2010             344          5,155        5,499
   Thereafter             429          7,733        8,162
                          ---          -----        -----
                       $7,760       $104,026     $111,786
                       ======       ========     ========

At October 31, 2005, the Company had a secured revolving credit facility with a commercial bank (the "Secured Credit Facility") which provides for borrowings of up to $30 million. The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company's properties. Interest on outstanding borrowings is at prime + 1/2% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility. The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

The Company also has a $30 million unsecured line of credit ("Unsecured credit line") arrangement with the same bank. The Unsecured credit line expires in January 2006 and is available to finance the acquisition of real estate, refinance outstanding indebtedness and for working capital needs. The Company is in the process of extending the unsecured credit line for an additional one year period. The Unsecured credit line is an uncommitted bank arrangement and extensions of credit are at the bank's discretion and subject to the bank's satisfaction of certain conditions that must be met by the Company. Outstanding borrowings bear interest at the Prime + 1/2% or LIBOR + 2.5%. The Company pays an annual fee of 0.25% on unused amounts.

Interest paid in the years ended October 31, 2005, 2004, and 2003 was $8,502,000, $8,113,000 and $8,094,000, respectively.

(8) REDEEMABLE PREFERRED STOCK

The 8.99% Series B Senior Cumulative Preferred Stock ("Series B Preferred Stock") and 8.50% Series C Senior Cumulative Preferred Stock ("Series C Preferred Stock") have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into other securities or property of the Company. Commencing May 2008 (Series B Preferred Stock) and May 2010 (Series C Preferred Stock), the Company, at its option, may redeem the preferred stock issues, in whole or in part, at a redemption price of $100 per share, plus all accrued dividends. Upon a change in control of the Company (as defined), each holder of Series B Preferred Stock and Series C Preferred Stock has the right, at such holder's option, to require the Company to repurchase all or any part of such holder's stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

The Series B Preferred Stock and Series C Preferred Stock contain covenants, which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at October 31, 2005 and 2004.

(9) STOCKHOLDERS' EQUITY

In fiscal 2005, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate. As of October 31, 2005, the Company repurchased 3,600 shares of Common Stock and 41,400 shares of Class A Common Stock at an aggregate repurchase cost of $686,000.

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

Underwriting commissions and costs incurred in connection with the sale of the Series D Preferred Stock are reflected as a reduction of additional paid in capital.

The Class A Common Stock entitles the holder to 1/20 of one vote per share. The Common Stock entitles the holder to one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, (the "DRIP") which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During fiscal 2005, the Company issued 59,390 shares of Common Stock and 15,767 shares of Class A Common Stock (181,720 shares of Common Stock and 18,306 shares of Class A Common Stock in fiscal 2004) through the DRIP. As of October 31, 2005, there remained 240,517 shares of common stock and 509,461 shares of Class A common stock available for issuance under the DRIP.

The Company has a stockholder rights agreement, which expires on November 12, 2008. The rights are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% ("Acquiring Person") or more of the combined voting power of the Company's Common Shares, or announces an offer, the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to two times the exercise price of the right.

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

The Company's articles of incorporation provide that if any person acquires more than 7.5% of the aggregate value of all outstanding stock, except, among other reasons, as approved by the Board of Directors, such shares in excess of this limit automatically shall be exchanged for an equal number of shares of Excess Stock. Excess Stock has limited rights, may not be voted and is not entitled to any dividends.

(10) STOCK OPTION AND OTHER BENEFIT PLANS

Stock Option Plan

The Company has a stock option plan whereby 824,093 Common shares and 744,464 Class A Common shares were reserved for issuance to key employees and non-employee Directors of the Company. There were no grants of stock options in each of the three years ended October 31, 2005. As of October 31, 2005 options to purchase 2,406 shares of Class A Common Stock (and no shares of common stock) were available for future grant. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant.

A summary of stock option transactions during the three years ended October 31, 2005 is as follows:

                Year ended October 31               2005                        2004                    2003
                                                    -----                       -----                   ----

                                                          Weighted                   Weighted                Weighted
                                              Number       Average         Number    Average      Number      Average
                                                of        Exercise           of      Exercise       of       Exercise
          Common Stock:                       Shares       Prices          Shares     Prices      Shares      Prices
                                              ------       ------          ------     ------      ------      ------

          Balance at beginning of period         25,148       $7.70        55,876        $7.62      91,570        $7.50
          Granted                                     -           -             -            -           -            -
          Exercised                             (7,750)       $6.91       (15,000)       $7.29     (18,000)       $7.22
          Canceled/Forfeited                          -           -       (15,728)       $7.27     (17,694)       $7.44
                                                 ------                    ------                   ------
          Balance at end of period               17,398       $8.05        25,148        $7.70      55,876        $7.62
          Exercisable                            17,398                    25,148                   55,876

          Class A Common Stock:

          Balance at beginning of period         19,109       $7.85        42,733        $7.83      66,810        $7.71
          Granted                                    -            -             -            -           -            -
          Exercised                             (6,750)       $6.95       (23,624)       $7.93     (24,077)       $7.61
          Canceled/Forfeited                         -            -             -            -           -            -
                                                 ------                    ------                   ------
          Balance at end of period               12,359       $8.34        19,109        $7.85      42,733        $7.83
          Exercisable                            12,359                    19,109                   42,733

At October 31, 2005, exercise prices of shares of Common Stock and Class A Common Stock under option ranged from $7.66 to $9.03, for the Common Stock and $7.71 to $9.09, for the Class A Common Stock. For both classes of stock, option expiration dates range from April 2007 through April 2009 and the weighted average remaining contractual life of these options is 1.5 years. There were no unvested stock options outstanding during the three years ended October 31, 2005 and; accordingly, no compensation expense would have been recognized consistent with the provisions of SFAS No. 123.

As of October 31, 2005, outstanding options to acquire approximately 3,000 shares each of Common Stock and Class A Common Stock permit the optionee to elect to receive either shares of Common Stock, Class A Common Stock or a combination of both. Upon an election to exercise shares of a class of common stock by the optionee, an equivalent number of shares of the class of common stock not elected by such optionee are deemed cancelled and no longer available for future grants.

In connection with the exercise of stock options in a prior year, an officer of the Company executed a full recourse promissory note equal to the purchase price of the shares. At October 31, 2005 and 2004, the outstanding balance of the officer's note receivable totaled $1,300,000. The outstanding note matures in 2012 and bears interest at 6.78%. The shares are pledged as additional collateral for the notes. Interest is payable quarterly.

Restricted Stock Plan

The Company has a restricted stock plan for key employees and directors of the Company (the "Plan"). The Plan, as amended, provides for the grant of up to 1,650,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 950,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A common shares or Common shares. In January, 2005, the compensation committee awarded 175,800 shares of Common Stock and 75,675 shares of Class A Common Stock to participants in the plan. The fair value of restricted stock grants in the years ended October 31, 2005, 2004, and 2003 were $4.1 million, $3.2 million and $2.7 million, respectively. Since the inception of the plan, the compensation committee has awarded a total of 860,800 shares of Common Stock and 376,800 shares of Class A Common Stock to participants as an incentive for future services. The shares vest between five and ten years after the date of grant. At October 31, 2005, 37,625 shares each of Common Stock and Class A Common Stock were vested. Dividends on vested and non-vested shares are paid as declared. The market value of shares granted is recorded as unamortized restricted stock compensation on the date of grant. Unamortized restricted stock compensation is expensed over the respective vesting periods. For the years ended October 31, 2005, 2004, and 2003 amounts charged to compensation expense totaled $1,617,000, $1,322,000 and $1,105,000, respectively.

Profit Sharing and Savings Plan

The Company has a profit sharing and savings plan (the "401K Plan"), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended October 31, 2005, 2004 and 2003, the Company made contributions to the 401K Plan of $135,000, $127,000 and $95,000 respectively. The Company also has an Excess Benefits and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

(11) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

At October 31, 2005, the Company had commitments of approximately $436,000 for tenant related obligations.

 (12) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

 The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the years ended October 31, 2005 and 2004 adjusted to give effect to the acquisitions completed in fiscal 2005 (see Note 3), and the issuance of shares of Series D Preferred Stock in fiscal 2005 as though these transactions were completed on November 1, 2003.

 The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of each respective year nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

                                                                           Year Ended October 31,
                                                                             2005              2004
                                                                             ----              ----
Pro forma revenues                                                        $72,871           $70,471
                                                                          =======           =======
Pro forma income from continuing operations                               $24,843           $25,828
                                                                          =======           =======
Pro forma income from continuing operations applicable to
     Common and Class A Common stockholders:                              $16,599           $18,266
                                                                          =======           =======
Pro forma basic shares outstanding:
    Common and Common Equivalent                                            6,566             6,414
                                                                            =====             =====
    Class A Common and Class A Common Equivalent                           18,280            18,248
                                                                           ======            ======
Pro forma diluted shares outstanding:
    Common and Common Equivalent                                            7,067             6,820
                                                                            =====             =====
    Class A Common and Class A Common Equivalent                           18,840            18,836
                                                                           ======            ======
Pro forma earnings per share from continuing operations:
    Basic:
       Common                                                              $  .62             $ .69
                                                                           ======             =====
       Class A Common                                                      $  .68             $ .76
                                                                           ======             =====
    Diluted:
       Common                                                              $  .61             $ .68
                                                                           ======             =====
       Class A Common                                                      $  .67             $ .74
                                                                           ======             =====

 (13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2005 and 2004 are as follows (in thousands, except per share data):

                                                      Year Ended October 31, 2005                      Year Ended October 31, 2004
                                                      ---------------------------                      ---------------------------
                                                            Quarter Ended                                      Quarter Ended
                                                            -------------                                      -------------
                                      Jan 31       Apr 30     July 31      Oct 31        Jan 31       Apr 30    July 31       Oct 31
                                      ------       ------     -------      ------        ------       ------    -------       ------

Revenues (1)                         $16,556      $17,986     $17,347     $18,075       $16,095      $15,395    $14,938      $15,452
                                      ======      =======     =======     =======       =======      =======    =======      =======

Income from Continuing Operations
 before Discontinued Operations       $5,624       $6,021      $5,737      $6,114        $5,889       $5,555     $4,937       $5,588
                                      ======       ======      ======      ======        ======       ======     ======       ======

Net Income                           $11,473       $6,112      $7,286      $6,114        $6,271       $5,866     $5,341       $5,837

Preferred Stock Dividends            (1,187)      (1,286)     (2,200)     (2,336)       (1,187)      (1,187)    (1,187)      (1,188)
                                     ------      -------     -------     -------       -------      -------    -------      -------

Net Income Applicable to Common
and Class A Common Stockholders (2)  $10,286       $4,826      $5,086      $3,778        $5,084       $4,679     $4,154       $4,649
                                     =======       ======      ======      ======        ======       ======     ======       ======

Per Share Data:
Net Income from Continuing Operations-
Basic:
    Class A Common Stock                $.19         $.20        $.15        $.14          $.20         $.19       $.15         $.17
    Common Stock                        $.18         $.18        $.13        $.13          $.18         $.18       $.14         $.15

Net Income from Continuing Operations-
Diluted:
    Class A Common Stock                $.19         $.19        $.14        $.14          $.20         $.19       $.15         $.17
    Common Stock                        $.17         $.18        $.13        $.12          $.18         $.17       $.13         $.16

     (1) All periods have been adjusted to reflect the impact of operating properties sold during fiscal 2005, which are reflected in the caption Discontinued Operations in the accompanying Consolidated Statements of Income.
     (2) Includes gains on sales of properties of $5.6 million and $1.4 million in the quarters ended January 31, 2005 and July 31, 2005, respectively.

 (14)  SUBSEQUENT EVENTS

On December 14, 2005, the Board of Directors of the Company declared cash dividends of $0.2025 for each share of Common Stock and $0.2250 for each share of Class A Common Stock. The dividends are payable on January 20, 2006. The Board of Directors also ratified the actions of the Company's compensation committee authorizing the awards of 165,800 shares of Common Stock and 79,050 shares of Class A Common Stock to certain key officers and directors of the Company on January 3, 2006 pursuant to the Company's restricted stock plan. The fair value of the shares awarded amounted to approximately $3.9 million and will be charged to expense over the respective vesting periods.

On January 10, 2006, the Company entered into a contract to sell unimproved land that it owns in Tempe, Arizona for $2,250,000 in cash. The contract is subject to certain contingencies .

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Urstadt Biddle Properties Inc.'s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2006 expressed an unqualified opinion thereon.


New York, New York                                        /s/ Ernst & Young LLP
January 12, 2006

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2005
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

---------------------------------------------------------------------------------------------------------------------------
        COL. A                                           COL. B            COL. C                COL. D
---------------------------------------------------------------------------------------------------------------------------
                                                                                               Cost Capitalized Subsequent
                                                                     Initial Cost to Company         to Acquisition
                                                                     -----------------------    --------------------------
          Description and                                                    Building &                Building &
             Location                              Emcumbrances      Land    Improvements    Land      Improvements
---------------------------------------------------------------------------------------------------------------------------
Real Estate Subject to Operating Leases (Note(a)):
Office Buildings:
Greenwich, CT                                               **       $708     $1,641          $ -        $26
Greenwich, CT                                               **        488      1,139            -         61
Greenwich, CT                                               **        570      2,359            -        180
Greenwich, CT                                               **        199        795            -         83
Greenwich, CT                                               **        111        444            -          -
                                                         ----------------------------------------------------
                                                           5,565    2,076      6,378            -         350
                                                         ----------------------------------------------------

Shopping Centers:
Somers, NY                                                   -      4,318     17,268            -        481
Stratford, CT                                                -     10,193     40,794            -          -
Yorktown Heigths, NY                                     8,410      5,771     23,084            -          -
Westport, CT                                                 -      2,076      8,305            -        187
White Plains, NY                                             -      8,065     32,258            -      2,098
Rye, NY                                                      -        909      3,637            -          5
Rye, NY                                                  1,908        483      1,930            -          -
Rye, NY                                                    869        239        958            -          -
Rye, NY                                                  1,955        695      2,782            -          -
Orange, CT                                                   -      2,321     10,564            -         94
Stamford, CT                                            54,493     17,965     71,859            -      4,436
Danbury, CT                                                  -      2,459      4,566            -        267
Briarcliff, NY                                           3,759      2,222      5,185            -         23
Somers, NY                                               5,851      1,834      7,383            -         37
Briarcliff, NY                                           5,091      2,300      9,708           15      1,797
Ridgefield, CT                                               -        900      3,793            -        574
Darien, CT                                              13,289      4,260     17,192            -        687
Eastchester, NY                                          4,278      1,500      6,128            -        718
Tempe, AZ                                                    -        493      2,284            -      1,379
Danbury, CT *                                                -      3,850     15,811            -      3,936
Carmel, NY                                               4,663      1,488      5,973            -      1,650
Meriden, CT                                                  -      5,000     20,309            -      6,680
Somers, NY                                               1,655        821      2,600            -          -
Wayne, NJ *                                                  -      2,492      9,966            -        502
Newington, NH                                                -        728      1,997            -      3,435
Springfield, MA                                              -      1,372      3,656          334     15,521
                                                       -----------------------------------------------------
                                                       106,221     84,754    329,990          349     44,507
                                                       -----------------------------------------------------

Industrial Distribution Center
Dallas, TX                                                   -        218        844            -          -
St. Louis, MO                                                -        232        933            -          -
                                                       -----------------------------------------------------
                                                             -        450      1,777            -          -
                                                       -----------------------------------------------------
Mixed Use Facility: Retail/Office:
Briarcliff, NY                                               -        380      1,531            -      2,285
                                                       -----------------------------------------------------
                                                             -        380      1,531            -      2,285
                                                       -----------------------------------------------------
Total                                                 $111,786    $87,660   $339,676          $349   $47,142
                                                       =====================================================


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Life on which
                                                Amount as which Carried at Close of Period                 depreciation for
                                                ------------------------------------------                   building and
                                                                               Accumulated      Date      improvements in latest
         Description and                                  Building &           Depreciation  Constructed/   income statement is
           Location                                Land   Improvement  Total(a)  (Note(b))   Acquired      computed (Note(c))
---------------------------------------------------------------------------------------------------------------------------------

Real Estate Subject to Operating Leases (Note(a)):
Office Buildings:
Greenwich, CT                                       $708     $1,667     $2,375       $192         2001          31.5
Greenwich, CT                                        488      1,200      1,688        174         2000          31.5
Greenwich, CT                                        570      2,539      3,109        481         1998          31.5
Greenwich, CT                                        199        878      1,077        278         1993          31.5
Greenwich, CT                                        111        444        555        129         1994          31.5
                                                  -----------------------------------------
                                                   2,076      6,728      8,804      1,254
                                                  ----------------------------------------

Shopping Centers:
Somers, NY                                         4,318     17,749     22,067      1,067         2003          39.0
Stratford, CT                                     10,193     40,794     50,987        872         2005          39.0
Yorktown Heigths, NY                               5,771     23,084     28,855        197         2005          39.0
Westport, CT                                       2,076      8,492     10,568        606         2003          39.0
White Plains, NY                                   8,065     34,356     42,421      2,481         2003          39.0
Rye, NY                                              909      3,642      4,551        137         2004          39.0
Rye, NY                                              483      1,930      2,413         74         2004          39.0
Rye, NY                                              239        958      1,197         36         2004          39.0
Rye, NY                                              695      2,782      3,477        106         2004          39.0
Orange, CT                                         2,321     10,658     12,979        776         2003          39.0
Stamford, CT                                      17,965     76,295     94,260      6,388         2002          39.0
Danbury, CT                                        2,459      4,833      7,292        445         2002          39.0
Briarcliff, NY                                     2,222      5,208      7,430        571         2001          40.0
Somers, NY                                         1,834      7,420      9,254      1,452         1999          31.5
Briarcliff, NY                                     2,315     11,505     13,820      2,120         1998          40.0
Ridgefield, CT                                       900      4,367      5,267        856         1998          40.0
Darien, CT                                         4,260     17,879     22,139      3,332         1998          40.0
Eastchester, NY                                    1,500      6,846      8,346      1,315         1997          31.0
Tempe, AZ                                            493      3,663      4,156      2,278         1970          40.0
Danbury, CT                                        3,850     19,747     23,597      5,395         1995          31.5
Carmel, NY                                         1,488      7,623      9,111      2,104         1995          31.5
Meriden, CT                                        5,000     26,989     31,989     10,342         1993          31.5
Somers, NY                                           821      2,600      3,421        888         1992          31.5
Wayne, NJ                                          2,492     10,468     12,960      3,496         1992          31.0
Newington, NH                                        728      5,432      6,160      3,233         1979          40.0
Springfield, MA                                    1,706     19,177     20,883     11,028         1970          40.0
                                                  ----------------------------------------
                                                  85,103    374,497    459,600     61,595
                                                  ----------------------------------------

Industrial Distribution Center
Dallas, TX                                           218        844      1,062        632         1970          40.0
St. Louis, MO                                        232        933      1,165        470         1970          40.0
                                                   ----------------------------------------
                                                     450      1,777      2,227      1,102
                                                   ----------------------------------------

Mixed Use Facility: Retail/Office:
Briarcliff, NY                                       380      3,816      4,196      1,302         1999          40.0
                                                   ----------------------------------------
                                                     380      3,816      4,196      1,302
                                                   ----------------------------------------
                                                   ----------------------------------------
Total                                            $88,009   $386,818   $474,827   $ 65,253
                                                  =========================================


*Properties secure a $30 million secured revolving credit line.  At October 31, 2005 there were no outstanding borrowings.
**Properties are cross collateralized in the amount of $5,565 at October 31, 2005.


URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2005
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)


                                                                              Year Ended October 31,
NOTES:                                                                        2005         2004         2003
                                                                              ----         ----         ----

(a) RECONCILIATION OF REAL ESTATE -
OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year                                              $402,558     $396,117     $310,646
Property improvements during the year                                        6,810        2,248        2,393
Properties acquired during the year                                         80,301       11,221       84,964
Property reclassed to property held for sale                                     -       (5,327)           -
Properties sold during the year (f)                                       (14,238)            -            -
Property assets fully written off                                            (604)      (1,701)      (1,886)
                                                                             -----      -------      -------
Balance at end of year                                                    $474,827     $402,558     $396,117
                                                                          ========     ========     ========


(b) RECONCILIATION  OF ACCUMULATED DEPRECIATION

Balance at beginning of year                                               $61,389      $53,982      $45,993
Provision during the year charged to income                                 11,735       10,669        9,875
Property sold during the year (f)                                          (7,267)            -            -
Property reclassed to property held for sale                                    -       (1,561)            -
Property assets fully written off                                            (604)      (1,701)      (1,886)
                                                                             -----      -------      -------
Balance at end of year                                                     $65,253      $61,389      $53,982
                                                                           =======      =======      =======




(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The aggregate cost basis for Federal income tax purposes at October 31, 2005 is $508,486.
(e) The depreciation provision represents the expense calculated on real property only.
(f) Properties sold during fiscal year ended October 31, 2005 exclude property reclassified to held for sale during fiscal year ended October 31, 2004.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2005
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

----------------------------------------------------------------------------------------------------------------------------------
          COL. A           COL. B        COL. C                    COL. D                            COL. E        COL. F
----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Remaining Face
                                                                                         Amount of           Carrying Amount
                      Interest Rate  Final Maturity                                   Mortgages (Note (b)  of Mortgage (Note (a))
 Description   Coupon  Effective        Date              Periodic Payment Terms        (In Thousands)       (In Thousands)
----------------------------------------------------------------------------------------------------------------------------------

 FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):


Retail Store:
  Erie, PA       9%   14%        1-Jul-13   Payable in monthly installments of
                                            Principal and Interest of $11                 $723                    $612

Retail Store:
  Riverside, CA  9%   12%        15-Jan-13  Payable in quarterly installments
                                            of Principal and Interest of  $54            1,604                   1,412
                                                                                     ----------------------------------------
TOTAL MORTGAGE LOANS ON REAL ESTATE                                                     $2,327                  $2,024
                                                                                     ========================================

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2005
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)


NOTES TO SCHEDULE IV                                                     Year Ended October 31

(a) Reconciliation of Mortgage Loans on Real Estate
                                                                  2005           2004           2003

(a) Balance at beginning of period:                            $ 2,109        $ 2,184        $ 2,251

 Deductions during the current period:
   Collections of principal and amortization of discounts          (85)           (75)           (67)
                                                              --------------------------------------------
Balance at end of period:                                      $ 2,024        $ 2,109        $ 2,184
                                                              ============================================

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages (c) At October 31, 2005 no mortgage loans were delinquent in payment of currently due principal or interest. (d) There are no prior liens for any of the Mortgage Loans on Real Estate.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               URSTADT BIDDLE PROPERTIES INC.



                                                By: /s/Charles J. Urstadt
                                                -----------------------------
                                                Charles J. Urstadt
                                                Chairman and Chief
                                                Executive Officer


                                                By: /s/James R. Moore
                                                -----------------------------
                                                Executive Vice President and
                                                Chief Financial Officer








Dated: January 13, 2006

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.


/S/ Charles J. Urstadt                                   January 13, 2006
------------------------------
Charles J. Urstadt
Chairman and Director
(Principal Executive Officer)


/S/ Willing L. Biddle                                     January 13 2006
---------------------------
Willing L. Biddle
President and Director


/S/ James R. Moore                                       January 13, 2006
--------------------------
James R. Moore
Executive Vice President -
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)


/S/ E. Virgil Conway                                      January 13, 2006
---------------------------
E. Virgil Conway
Director


/S/ Robert R. Douglass                                     January 13, 2006
--------------------------
Robert R. Douglass
Director


/S/ Peter Herrick                                          January 13, 2006
-------------------------------
Peter Herrick
Director


/S/ George H.C. Lawrence                                   January 13, 2006
------------------------
George H. C. Lawrence
Director


/S/ Robert J. Mueller                                      January 13, 2006
---------------------
Robert J. Mueller
Director


/S/ Charles D. Urstadt                                     January 13, 2006
-----------------------------
Charles D. Urstadt
Director


/S/ George J. Vojta                                        January 13, 2006
--------------------------------
George J. Vojta
Director