Form 10-Q
period 2006-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2006-03-10
CIK 1029800

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                           FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and non-accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer __    Accelerated Filer X     Non-Accelerated Filer ___


Indicate by check mark whether the Registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No X

As of February 28, 2006, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 7,603,317 Common Shares, par value $.01 per share and 18,788,424 Class A Common Shares, par value $.01 per share


THE FORM 10-Q FILED HEREWITH, CONTAINS 26 PAGES, NUMBERED CONSECUTIVELY FROM 1 TO 26 INCLUSIVE, OF WHICH THIS PAGE IS IS 1.

                                     INDEX


                         URSTADT BIDDLE PROPERTIES INC.



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - January 31, 2006 and October 31, 2005.

         Consolidated Statements of Income -Three months ended January 31, 2006 and 2005.

         Consolidated Statements of Cash Flows - Three months ended January 31, 2006 and 2005.

         Consolidated Statements of Stockholders' Equity - Three months ended January 31, 2006.

         Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.  Exhibits

SIGNATURES

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                  January 31,           October 31,
                                                                                                      2006                     2005
                                                                                                     -------                  ----
ASSETS                                                                                          (Unaudited)

Real Estate Investments:
    Core properties - at cost                                                                        $468,567              $468,444
    Non-core properties - at cost                                                                       6,283                 6,383
                                                                                                     --------              --------
                                                                                                      474,850               474,827
    Less:  accumulated depreciation                                                                  (67,643)              (65,253)
                                                                                                     --------              --------
                                                                                                      407,207               409,574
    Mortgage notes receivable                                                                           1,400                 2,024
                                                                                                     --------              --------
                                                                                                      408,607               411,598

Land held for sale                                                                                        100                     -
Cash and cash equivalents                                                                              24,268                26,494
Restricted cash                                                                                         1,204                 1,200
Marketable securities                                                                                   2,678                 2,453
Tenant receivables, net of allowances of $1,439 and $1,409, respectively                               16,024                14,442
Prepaid expenses and other assets                                                                       6,603                 4,526
Deferred charges, net of accumulated amortization                                                       3,375                 3,726
                                                                                                     --------              --------
                             Total Assets                                                            $462,859              $464,439
                                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Mortgage notes payable                                                                           $111,148              $111,786
    Accounts payable and accrued expenses                                                               3,698                 3,991
    Deferred compensation - officers                                                                    1,106                 1,051
    Other liabilities                                                                                   4,864                 4,699
                                                                                                     --------              --------
         Total Liabilities                                                                            120,816               121,527
                                                                                                     --------              --------

Minority interests                                                                                      5,318                 5,318
                                                                                                     --------              --------

Redeemable Preferred Stock, par value $.01 per share; 20,000,000 shares authorized;
   8.99% Series B Senior Cumulative Preferred Stock (liquidation preference of
   $100 per share); 150,000 shares issued and outstanding                                              14,341                14,341
   8.50% Series C Senior Cumulative Preferred Stock (liquidation preference of $100
   per share); 400,000 shares issued and outstanding                                                   38,406                38,406
                                                                                                     --------              --------
        Total Preferred Stock                                                                          52,747                52,747
                                                                                                     --------              --------

Commitments and Contingencies

Stockholders' Equity:
    7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share);
         2,450,000 shares issued and outstanding                                                       61,250                61,250
    Excess stock, par value $.01 per share; 10,000,000 shares authorized;
     none issued and outstanding                                                                            -                     -
    Common stock, par value $.01 per share; 30,000,000 shares authorized;
         7,603,317 and 7,429,331 shares issued and outstanding                                             76                    74
    Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
         18,788,424 and 18,705,800 shares issued and outstanding                                          187                   187
    Additional paid in capital                                                                        259,804               267,365
    Cumulative distributions in excess of net income                                                 (36,638)              (35,007)
    Accumulated other comprehensive income                                                                599                   499
    Unamortized restricted stock compensation                                                               -               (8,221)
    Officer note receivable                                                                           (1,300)               (1,300)
                                                                                                     --------              --------
        Total Stockholders' Equity                                                                    283,978               284,847
                                                                                                     --------              --------
                                Total Liabilities and Stockholders Equity                            $462,859              $464,439
                                                                                                     ========              ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

                                                                                                  Three Months Ended
                                                                                                      January 31
                                                                                              ------------------------
                                                                                               2006               2005
                                                                                               ----               ----
    Revenues:
         Base rents                                                                         $13,941            $12,241
         Recoveries from tenants                                                              4,540              4,103
         Interest and other                                                                     457                212
                                                                                            -------            -------
                                                                                             18,938             16,556
    Operating Expenses:
         Property operating                                                                   3,224              2,566
         Property taxes                                                                       2,472              2,145
         Interest                                                                             2,129              2,053
         Depreciation and amortization                                                        3,183              2,892
         General and administrative expenses                                                  1,321              1,117
         Directors' fees and expenses                                                            92                 68
                                                                                            -------            -------
                                                                                             12,421             10,841
                                                                                            -------            -------

    Operating Income before Minority Interests and Discontinued Operations                    6,517              5,715

    Minority Interests                                                                         (47)               (92)
                                                                                            -------            -------
    Income from Continuing Operations before Discontinued Operations                          6,470              5,623
    Discontinued Operations:
         Income from discontinued operations                                                      -                224
         Gains on sales of properties                                                             -              5,626
                                                                                            -------            -------
    Income from Discontinued Operations                                                           -              5,850
                                                                                            -------            -------
    Net Income                                                                                6,470             11,473
         Preferred Stock Dividends                                                          (2,336)            (1,187)
                                                                                            -------            -------

    Net Income Applicable to Common and Class A Common Stockholders                          $4,134            $10,286
                                                                                           ========            =======

    Basic Earnings per Share:
    Per Common Share:
    Income from continuing operations                                                          $.15               $.17
    Income from discontinued operations                                                        $  -               $.22
                                                                                                ---               ----
    Net Income Applicable to Common Stockholders                                               $.15               $.39
                                                                                               ====               ====

    Per Class A Common Share:
    Income from continuing operations                                                          $.17               $.18
    Income from discontinued operations                                                        $  -               $.24
                                                                                                ---               ----
    Net Income Applicable to Class A Common Stockholders                                       $.17               $.42
                                                                                               ====               ====

    Diluted Earnings Per Share:
    Per Common Share:
    Income from continuing operations                                                          $.15               $.16
    Income from discontinued operations                                                        $  -               $.21
                                                                                                ---               ----
    Net Income Applicable to Common  Stockholders                                              $.15               $.37
                                                                                               ====               ====

    Per Class A Common Share:
    Income from continuing operations                                                          $.17               $.18
    Income from discontinued operations                                                        $  -               $.23
                                                                                                ---               ----
    Net Income Applicable to Class A Common Stockholders                                       $.17               $.41
                                                                                               ====               ====

    Dividends per share:
    Common                                                                                   $.2025               $.20
                                                                                             ======               ====
    Class A Common                                                                           $.2250               $.22
                                                                                             ======               ====

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                                          Three Months Ended
                                                                                              January 31
                                                                                      ---------------------------
                                                                                       2006                 2005
Cash Flows from Operating Activities:                                                  ----                 ----
Net income                                                                            $6,470              $11,473
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization from discontinued operations                              -                  139
  Depreciation and amortization from continuing operations                             3,183                2,892
  Amortization of compensation expense                                                   472                  365
  Increase in value of deferred compensation arrangement                                  11                    -
  Gains on sales of properties                                                             -              (5,626)
  Gain on repayment of mortgage note receivable                                        (102)                    -
  Minority interests                                                                      47                   92
  Increase in restricted cash                                                            (4)                  (3)
  Increase in tenant receivables                                                     (1,582)              (1,207)
  (Decrease) increase in accounts payable and accrued expenses                         (292)                1,100
  Increase in other assets and other liabilities, net                                (1,869)              (1,204)
                                                                                    --------             --------

  Net Cash Flow Provided by Operating Activities                                       6,334                8,021
                                                                                    --------             --------

Cash Flows from Investing Activities:
    Acquisition of real estate investments                                                 -             (51,000)
    Net proceeds from sale of property                                                     -                9,406
    (Purchases) sales of marketable securities                                         (125)                   98
    Improvements to properties and deferred charges                                    (565)                (246)
    Distributions to limited partners of consolidated joint ventures                    (47)                 (92)
    Payments received on mortgage notes receivable                                       726                   20
    Deposit on acquisition of property                                                     -                (100)
                                                                                    --------             --------

    Net Cash Flow Used in Investing Activities                                          (11)             (41,914)
                                                                                    --------             --------

Cash Flows from Financing Activities:
    Proceeds from credit line borrowings                                                   -               19,500
    Dividends paid -- Common and Class A Common Stock                                (5,765)              (5,591)
    Dividends paid -- Preferred Stock                                                (2,336)              (1,187)
    Payments on mortgage notes payable                                                 (638)                (546)
    Sales of additional Common and Class A Common Stock                                  190                  414
                                                                                    --------             --------

    Net Cash Flow (Used in) Provided by Financing Activities                         (8,549)               12,590
                                                                                    --------             --------

Net Decrease In Cash and Cash Equivalents                                            (2,226)             (21,303)
Cash and Cash Equivalents at Beginning of Period                                      26,494               25,940
                                                                                    --------             --------

Cash and Cash Equivalents at End of Period                                           $24,268               $4,637
                                                                                    ========             ========

Supplemental Cash Flow Disclosures:
     Interest Paid                                                                    $2,129              $ 2,053
                                                                                    ========             ========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                      7.5% Series D
                                                     Preferred Stock        Common Stock       Class A Common Stock  Additional
                                                     ---------------        ------------         ---------------      Paid In
                                                    Issued     Amount     Issued     Amount     Issued      Amount    Capital
                                                     ------     ------     ------     ------     ------      ------    -------
Balances - October 31, 2005                         2,450,000   $61,250   7,429,331       $74   18,705,800      $187    $267,365
Reversal of unamortized stock compensation upon
adoption of SFAS No. 123R                                   -         -           -         -            -         -     (8,221)
Comprehensive Income:
Net income applicable to Common
   and Class A common stockholders                          -         -           -         -            -         -           -
Change in unrealized gains in marketable securities         -         -           -         -            -         -           -
Total comprehensive income                                  -         -           -         -            -         -           -
Cash dividends paid :
   Common stock ($.2025 per share)                          -         -           -         -            -         -           -
   Class A Common stock ($.225 per share)                   -         -           -         -            -         -           -
Issuance of shares under dividend reinvestment plan         -         -       8,186         -        3,574         -         190
Shares issued under restricted stock plan                   -         -     165,800         2       79,050         -         (2)
Amortization of restricted stock compensation               -         -           -         -            -         -         472
                                                      -------   -------     -------       ---       ------      ----        ----
Balances - January 31, 2006                         2,450,000   $61,250   7,603,317       $76   18,788,424      $187    $259,804
                                                    =========   =======   =========       ===   ==========      ====    ========




                                                                                                     Unamortized
                                                        Cumulative               Accumulated       Restricted Stock
                                                     Distributions In               Other           Compensation          Total
                                                         Excess of              Comprehensive         And Notes       Stockholders'
                                                        Net Income                  Income           Receivable           Equity
                                                        ----------                  ------           ----------           ------
Balances - October 31, 2005                              $(35,007)                    $499             $(9,521)          $284,847
Reversal of unamortized stock compensation upon
adoption of SFAS No. 123R                                       -                        -                8,221                 -
Comprehensive Income:
Net income applicable to Common
   and Class A common stockholders                          4,134                        -                    -             4,134
Change in unrealized gains in marketable securities             -                      100                    -               100
                                                                                                                             ----
Total comprehensive income                                      -                        -                    -             4,234
Cash dividends paid :
   Common stock ($.2025 per share)                        (1,538)                        -                    -           (1,538)
   Class A Common stock ($.225 per share)                 (4,227)                        -                    -           (4,227)
Issuance of shares under dividend reinvestment plan             -                        -                    -               190
Shares issued under restricted stock plan                       -                        -                    -                 -
Amortization of restricted stock compensation                   -                        -                    -               472
                                                         -------                      ----              -------           -------
Balances - January 31, 2006                             $(36,638)                     $599             $(1,300)          $283,978
                                                        =========                     ====             ========          ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust
(REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Non-core assets include a retail building and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At
January 31, 2006, the Company owned or had interests in 34 properties containing a total of 3.7 million square feet of leasable area.

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

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended January 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2005.

The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates. The balance sheet at October 31, 2005 has been derived from audited financial statements at that date.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT, that among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed. The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2006 in accordance with the provisions of the code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders' Equity. At January 31, 2006, accumulated other comprehensive income consists of net unrealized gains of $599,000. Unrealized gains included in accumulated other comprehensive income will be reclassified into earnings as gains are realized. For the three month periods ended January 31, 2006 and 2005, there were no gains or losses of sales of marketable securities.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):


                                                                                                     Three Months Ended
                                                                                                          January 31
                                                                                                      ------------------
                                                                                                     2006           2005
                                                                                                     ----           ----
Numerator
Net income applicable to common stockholders - basic                                               $1,018         $2,526
Effect of dilutive securities:
  Operating partnership units                                                                          54             91
                                                                                                   ------         ------
Net income applicable to common stockholders - diluted                                             $1,072         $2,617
                                                                                                   ======         ======

Denominator
Denominator for basic EPS weighted average common shares                                            6,645          6,547
Effect of dilutive securities:
  Stock options and awards                                                                            450            402
Operating partnership units                                                                            55             55
                                                                                                       --             --
Denominator for diluted EPS - weighted average common equivalent shares                             7,150          7,004
                                                                                                    =====          =====

Numerator
Net income applicable to Class A common stockholders-basic                                          3,116         $7,760
Effect of dilutive securities:
  Operating partnership units                                                                         (8)              1
                                                                                                      ---            ---
Net income applicable to Class A common stockholders - diluted                                     $3,108         $7,761
                                                                                                   ======         ======

Denominator
Denominator for basic EPS - weighted average Class A common shares                                 18,304         18,289
Effect of dilutive securities:
  Stock options and awards                                                                            286            290
  Operating partnership units                                                                          55            310
                                                                                                       --            ---
Denominator for diluted EPS - weighted average Class A common equivalent shares                    18,645         18,889
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

(2) CORE PROPERTIES

In June 2005, the Company acquired Staples Plaza ("Staples Plaza"), a 200,000 square foot shopping center located in Yorktown, New York for $28.5 million (including the assumption of a first mortgage loan at its estimated fair value of $8.5 million) and closing costs of approximately $113,000.

 Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities, (consisting of above-market and below-market leases and in-place leases), in accordance with SFAS No. 141 "Business Combinations". The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant". The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

The Company is currently in the process of analyzing the fair value of in-place leases for Staples Plaza and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2097. Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partner interest. If termination of the partnership occurred on January 31, 2006 the amount payable to the limited partners is estimated to be $3,200,000. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 through June 2007. For the three months ended January 31, 2006 and 2005 the affiliate received payments of $31,250 for such services rendered.

(3) DISCONTINUED OPERATIONS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires, among other things, that the assets and liabilities and the results of operations of the Company's properties which have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company's consolidated financial statements.

During fiscal 2005, the Company sold, in separate transactions, two properties for an aggregate sales price of approximately $19 million, resulting in gains on sales of properties of approximately $7.0 million, of which $5.6 million was recognized in the first quarter of fiscal 2005.

The operating results for the two properties sold in fiscal 2005 have been reclassified as discontinued operations in the accompanying 2005 consolidated statement of income. Revenues from discontinued operations were $710,000 in the three month period ended January 31, 2005.

(4)  BANK LINES OF CREDIT

At January 31, 2006, the Company had a secured revolving credit facility with a commercial bank (the "Secured Credit Facility") which provides for borrowing of up to $30 million. The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company's properties. Interest on outstanding borrowings is at prime + 1/2% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility. The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

The Company also has a $30 million unsecured line of credit ("Unsecured credit line") arrangement with the same bank. During the first quarter of fiscal 2006 the Company extended the Unsecured credit line for a one year period. The Unsecured credit line expires in January 2007 and is available to finance the acquisition of real estate, refinance outstanding indebtedness and for working capital needs. The Unsecured credit line is an uncommitted bank arrangement and extensions of credit are at the bank's discretion and subject to the bank's satisfaction of certain conditions that must be met by the Company. Outstanding borrowings bear interest at the Prime + 1/2% or LIBOR + 2.5%. The Company pays an annual fee of 0.25% on unused amounts.

(5) STOCKHOLDERS' EQUITY

At January 31, 2006, the Company has two stock-based employee compensation plans which are described more fully below. Prior to November 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No.25") and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation." Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No.123(R), "Share-Based Payment," ("SFAS No.123R") using the modified-prospective-transition method. Under that transition method, compensation expense recognized in fiscal 2006, for all share-based payments granted subsequent to November 1, 2005, is based on the grant-date fair value of the stock grants less estimated forfeitures in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Restricted Stock Plan
The Company has a restricted stock plan for key employees and directors of the Company. The restricted stock plan ("Plan"), as amended, provides for the grant of up to 1,650,000 of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 950,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common shares or Common shares. In January 2006, the Company awarded 165,800 shares of Common Stock and
79,050 shares of Class A Common Stock to participants in the plan. The grant date fair value of restricted stock grants awarded to participants in January 2006 was $3.9 million.

Prior to November 1, 2005, the grant date fair value of restricted stock awards was expensed over the respective vesting periods. Such awards also provided for continued vesting after retirement. Upon adoption of SFAS No. 123R, the Company changed its policy for recognizing compensation expense for restricted stock awards to the earlier of the vesting period of the grant or the date a participant first becomes eligible for retirement, as defined. For restricted stock awards granted prior to the adoption of SFAS No.123R, the Company will continue to recognize compensation expense over the vesting periods and accelerate any remaining unrecognized compensation cost when a participant actually retires. Had compensation expense for restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company's net income in the three month periods ended January 31, 2006 and 2005 would have increased by $138,000 and decreased by $1,156,000, respectively.

Consistent with the provisions of APB No.25, the Company recorded the fair value of restricted stock grants and an offsetting deferred compensation amount within stockholders equity for unearned stock compensation cost. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, the Company reversed $8,221,000 of unamortized restricted stock compensation included in stockholders equity as of November 1, 2005 representing the unvested portions of restricted stock grants awarded prior to the effective date of SFAS No.123R. As of January 31, 2006, there was $11.7 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 8 years. For the three months ended January 31, 2006 and 2005 amounts charged to compensation expense totaled $472,000 and $365,000, respectively.


A summary of the status of the Company's non vested Common and Class A Common shares as of January 31, 2006, and changes during the quarter ended January 31, 2006 are presented below:

                                                                  Common Shares                   Class A Common Shares
                                                                 ---------------                --------------------------
                                                                            Weighted-Average                Weighted-Average
                                                                               Grant-Date                      Grant-Date
              Non vested Shares                              Shares            Fair Value         Shares       Fair Value
              -----------------                              ------            ----------         -------       ----------
Non vested at November 1, 2005                              823,175              $12.19           435,925           $11.16
Granted                                                     165,800              $15.90            79,050           $16.42
Vested                                                     (48,500)               $7.06          (48,500)            $7.25
Forfeited                                                         -                   -                 -                -
                                                            -------                              -------
Non vested at January 31, 2006                              940,475              $13.10           466,475           $12.46
                                                            =======                              =======

Stock Option Plan
The Company also has a stock option plan whereby shares were reserved for issuance to key employees and Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant. There were no grants of stock options in fiscal 2006 or 2005. At
January 31, 2006, there were outstanding stock options to purchase 17,398 shares of Common Stock and 12,359 shares of Class A Common Stock.

The last grant of stock options occurred in fiscal 2000 and all outstanding stock options at January 31, 2006 were fully vested during fiscal 2006 and 2005.

The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During the three months ended January 31, 2006, the Company issued 8,186 shares of Common Stock and 3,574 shares of Class A Common Stock through the Plan. As of January 31, 2006, there remained 232,331 shares of Common Stock and 505,887 shares of Class A Common Stock available for issuance under the Plan.

In fiscal 2005, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate. As of January 31, 2006, the Company had repurchased 3,600 shares of Common Stock and 41,400 shares of Class A Common Stock at an aggregate repurchase cost of $686,000. There were no repurchases during the first quarter of fiscal 2006.

In fiscal 2005, the Company sold 2,450,000 shares of a new 7.5% Series D Senior Cumulative Preferred Stock issue ("Series D Preferred Stock") in a public offering. The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company. The Series D Preferred Stock is redeemable at the Company's option on or after April 12, 2010 at a price of $25.00 per share plus accrued and unpaid dividends. Underwriting commissions and costs incurred in connection with the sale of the Series D Preferred Stock are reflected as a reduction of additional paid in capital.

(6) MORTGAGE NOTES RECEIVABLE

In January 2006, a mortgage note receivable with a net carrying amount of $605,000 was fully paid by the borrower. The mortgage note was recorded at a discounted amount which reflected the market rates at the time of acceptance of the note. In connection with the loan repayment, the Company recorded a gain on the repayment of $102,000, which amount is included in other income in the accompanying consolidated statement of income for the three months ended January 31, 2006.

(7) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

 The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the three months ended January 31, 2005 adjusted to give effect to the acquisitions of two properties in fiscal 2005 totaling $79.6 million and the issuance of 2,450,000 shares of Series D Preferred Stock as though these transactions were completed on November 1, 2004.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of the period nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

                                                                     Three Months Ended
                                                                      January 31, 2005

Pro forma revenues                                                        $18,323
                                                                          =======

Pro forma income from continuing operations                                $6,449
                                                                           ======

Pro forma income from continuing operations applicable to
Common and Class A Common stockholders                                     $4,643
                                                                           ======

Pro forma basic shares outstanding:
    Common and Common Equivalent                                            6,547
                                                                            =====
    Class A Common and Class A Common Equivalent                           18,289
                                                                           ======
Pro forma diluted shares outstanding:
    Common and Common Equivalent                                            7,004
                                                                            =====
    Class A Common and Class A Common Equivalent                           18,889
                                                                           ======

Pro forma earnings per share from continuing operations:
    Basic:
       Common                                                                $.17
                                                                             ====
       Class A Common                                                        $.19
                                                                             ====
    Diluted:
       Common                                                                $.17
                                                                             ====
       Class A Common                                                        $.18
                                                                             ====

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

The Series B Preferred Stock and Series C Preferred Stock contain covenants, which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at January 31, 2006 and 2005.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(9) COMMITMENTS AND CONTINGENCIES

In January 2006, the Company entered into a contract to sell unimproved land that it owns in Tempe, Arizona for $2,250,000 in cash. The contract is subject to certain contingencies and therefore there can be no assurance as to when or if the transaction will be completed.

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

At January 31, 2006, the Company had commitments of approximately $500,000 for tenant related obligations.

(10) SUBSEQUENT EVENTS

On March 9, 2006, the Board of Directors of the Company declared cash dividends of $.2025 for each share of Common Stock and $.2250 for each share of Class A Common Stock. The dividends are payable on April 21, 2006.

On March 9, 2006, the Company's stockholders approved an amendment to the Company's Restricted Stock Award Plan ("Plan") increasing the maximum number of shares of restricted stock available for issuance under the Plan from 1,650,000 shares to 2,000,000 shares (consisting of 350,000 shares each of Class A Common Stock and Common Stock and 1,300,000 shares which, at the discretion of the compensation committee may be awarded in any combination of Class A Common and Common Stock).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our consolidated financial statements as of January 31, 2006 and 2005 and for the three month periods then ended. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements

This Item 2 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a discussion of some of these factors, see the risk factors set forth in "Item 1A Risk Factors" of the Company's Form 10-K for the year ended October 31, 2005. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary

The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Non core assets include office and retail buildings and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2006, the Company owned or had controlling interests in 34 properties containing a total of 3.7 million square feet of gross leasable area ("GLA") of which approximately 97% was leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.

The Company focuses on increasing cash flow, and consequently the value of its properties, and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

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

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2005.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings                                                           30-40 years
Property Improvements                                               10-20 years
Furniture/Fixtures                                                   3-10 years
Tenant Improvements                  Shorter of lease term or their useful life

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage notes receivable is impaired at January 31, 2006.

Liquidity and Capital Resources

At January 31, 2006, the Company had unrestricted cash and cash equivalents of $24.3 million compared to $26.5 million at October 31, 2005. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2006 and to meet its dividend requirements necessary to maintain its REIT status. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase principally from property acquisitions and growth in operating income in the existing portfolio. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests - primarily grocery-anchored neighborhood and community shopping centers - provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

Net Cash Flows

Operating Activities

Net cash flows provided by operating activities amounted to $6.3 million in the first quarter of fiscal 2006, compared to $8.0 million in the comparable period of fiscal 2005. The changes in operating cash flows reflect the net operating results generated from the Company's core properties, operating cash flows from new properties acquired during fiscal 2005 and a net decrease in accounts payable and accrued expenses in the first quarter of fiscal 2006.

Investing Activities

Net cash flows used in investing activities were $11,000 in the first quarter of fiscal 2006 compared to $41.9 million in the same period in fiscal 2005. The net cash flows in fiscal 2005 reflect the acquisition of a retail property for approximately $51 million and the sale of a retail property for net proceeds of $9.4 million. Sale proceeds were used in connection with the purchase of retail properties in fiscal 2005. There were no purchases or sales of properties in the first quarter of 2006. The Company received cash proceeds of $707,000 in respect of a mortgage note receivable that was repaid during fiscal 2006.

Financing Activities

Net cash flows used in financing activities amounted to $8.5 million in the first of quarter 2006 and net cash flows provided by financing activities amounted to $12.6 million in 2005. In fiscal 2005, the Company borrowed $19.5 million under its bank lines of credit, which amounts were fully repaid during the year. Quarterly distributions paid to shareholders totaled $8.1 million in 2006 compared to $6.8 million in 2005. The increase in distributions reflects dividends paid on a new issue of preferred stock sold in the second and third quarters of fiscal 2005.

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

Financings and Debt

In fiscal 2005 the Company publicly announced that its Board of Directors approved a share repurchase program of up to 500,000 shares, in the aggregate, of the Company's Common and Class A Common Stock. The program does not have a specific expiration date and may be discontinued at any time. There is no assurance that the Company will repurchase the full amount of shares authorized. There were no repurchases of shares under this program during the first quarter of fiscal 2006. As of January 31, 2006, the Company had repurchased a total of 3,600 shares of common stock and 41,400 shares of Class A Common Stock at an aggregate cost of $686,000.

In fiscal 2005, the Company sold 2,450,000 shares of 7.5% Series D Senior Cumulative Preferred Stock ("Series D Preferred Stock") in a public offering for net proceeds of approximately $59.4 million. The Series D Preferred Stock has no stated maturity and is not convertible into other securities of the Company. On or after April 12, 2010, the Series D Preferred Stock may be redeemed by the Company, at its option, at a redemption price of $25 per share plus accrued and unpaid dividends.

The Company utilized a portion of the net proceeds from the preferred stock sales to repay all of its then outstanding secured and unsecured revolving credit line indebtedness of $19.5 million. The Company also used approximately $20 million of the net proceeds to fund the cash portion of the purchase price of a property acquired in June 2005. The balance of the net proceeds is expected to be used to acquire other income producing properties and to fund renovations on, or capital improvements to, existing properties, including tenant improvements and for working capital.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At January 31, 2006, the Company did not have any variable rate debt outstanding.

Mortgage notes payable of $111.1 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.34% at January 31, 2006. The mortgage loans are secured by seventeen properties with a net book value of $191.6 million and have fixed rates of interest ranging from 5.75% to 8.125%. The Company expects to refinance most of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million for a three year period ending in fiscal 2008. The secured revolving credit facility is collateralized by two properties having a net book value of $27.6 million at January 31, 2006. There were no borrowings outstanding on the secured revolving credit facility at January 31, 2006. The Company also has an unsecured revolving line of credit with the same bank for $30 million. In January 2006, the Company renewed the unsecured credit line for a one year period. The unsecured credit line expires in January 2007. At January 31, 2006, there were no borrowings outstanding on this line of credit. Extensions of credit under the unsecured credit line are at the bank's discretion and subject to the bank's satisfaction of certain conditions which must be met by the Company.

Both credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes.

Contractual Obligations

The Company's contractual payment obligations as of January 31, 2006, were as follows (amounts in thousands):

                                                                        Payments Due by Period
                                     -------------------------------------------------------------------------------------



                                     Total         2006         2007          2008         2009        2010     Thereafter
                                     -----         ----         ----          ----         ----        ----     ----------
Mortgage notes payable               $111,148     $6,837       $11,638      $61,252      $17,760      $5,499        $8,162
Tenant obligations*                       523        523             -            -            -           -             -
                                          ---        ---           ---          ---          ---        ---            ---
Total Contractual Obligations        $111,671     $7,360       $11,638      $61,252      $17,760      $5,499        $8,162
                                     ========     ======       =======      =======      =======      ======        ======

*Committed tenant-related obligations based on executed leases as of January 31, 2006.

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

Off-Balance Sheet Arrangements

During the quarter ended January 31, 2006 the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the quarter ended January 31, 2006, the Company incurred approximately $565,000 for capital expenditures for property improvements, tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur approximately $2 million for anticipated capital improvements and leasing costs during the balance of fiscal 2006. These expenditures are expected to be funded from operating cash flows or borrowings.

Acquisitions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York. There have been no purchases of properties in the first quarter of fiscal 2006.

Sales

In the first quarter of fiscal 2005, the Company sold its Farmingdale, New York property for a sale price of $9.75 million and recorded a gain on the sale of approximately $5.6 million. The proceeds were used to complete the acquisition of a property in January 2005.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company's ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. There were no sales of non-core assets during the quarter ended January 31, 2006. The Company has entered into a contract for the sale of a portion of land on the non-core retail property for $2.25 million. At January 31, 2006, the three remaining non-core properties have a net book value of approximately $3.0 million.

Funds from Operations

The Company reports Funds from Operations ("FFO") in addition to its net income applicable to common stockholders and net cash provided by operating activities. The Company considers Funds from Operations to be an additional measure of an equity REIT's operating performance. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net income (computed in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO, as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the three months ended January 31, 2006 and 2005 (amounts in thousands).

                                                                                        Three Months Ended January 31,


                                                                                                    2006          2005
                                                                                                    ----          ----

        Net Income Applicable to Common and Class A Common Stockholders                           $4,134      $ 10,286

        Plus:  Real property depreciation                                                          2,475         2,103
                  Amortization of tenant improvements and allowances                                 512           609
                  Amortization of deferred leasing costs                                             173           180
                  Depreciation and amortization on discontinued operations                             -           139
        Less:  Gains on sales of properties                                                            -       (5,626)
                                                                                                  ------       -------

        Funds from Operations Applicable to Common and Class A Common Stockholders                $7,294        $7,691
                                                                                                  ======        ======

        Net Cash Provided by (Used in):
        Operating Activities                                                                      $6,334        $8,021
                                                                                                  ======        ======
        Investing Activities                                                                       $(11)     $(41,914)
                                                                                                   =====     =========
        Financing Activities                                                                    $(8,549)       $12,590
                                                                                                ========       =======

FFO amounted to $7.3 million in fiscal 2006 compared to $7.7 million in fiscal 2005. The change in FFO is attributable to an increase in same property and new property operating income in the first quarter of fiscal 2006. Such increases were offset by higher general and administrative expenses and the effect of low yielding returns on the temporary investment of approximately $20 million in proceeds remaining from the sales of the Company's new issue of Series D Preferred Stock in fiscal 2005. See discussion which follows.

Results of Operations

Comparison of the three month period ended January 31, 2006 to the three month period ended January 31, 2005

Revenues

Rental revenues from base rents increased to $13.9 million in the first quarter of fiscal 2006, as compared to $12.2 million in the comparable quarter of fiscal 2005.

The net change in rentals resulted primary from: (i) the additional base rents from properties acquired during 2005 which increased base rents incrementally by $1.4 million during the quarter ended January 31, 2006 and (ii) rents from properties owned during both periods which increased $341,000 principally from recent lease renewals at generally higher base rental rates compared to the expiring rental rates. For the first three months of fiscal 2006 the Company leased or renewed approximately 39,000 square feet of space. At January 31, 2006, the Company's core properties were 97% leased, a decrease of 1% from the end of fiscal 2005. The Company has leases totaling approximately 6% of its core property GLA scheduled to expire during the remainder of fiscal 2006.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 10.7% to $4.5 million in the first quarter 2006 compared to $4.1 million in the first quarter of 2005. The increase in recoveries from tenants is attributable to new properties acquired in fiscal 2005 (which increased this component of revenue by approximately $600,000). Recoveries from tenants from properties owned in both periods decreased approximately $131,000 due to lower occupancy levels during the first quarter of 2006.

Interest and other income increased by $143,000 from higher interest earned on short-term cash investments and a gain of $102,000 from the repayment of a mortgage note receivable in the first quarter of fiscal 2006.

Expenses

Property operating expenses increased 25.6% to $3.2 million in the first quarter of fiscal 2006 compared to $2.6 million in the comparable quarter of fiscal 2005. The increase in operating expenses in fiscal 2006 reflects the incremental expense from recent property acquisitions which added additional operating expenses of $331,000 in fiscal 2006. Operating expenses for properties owned in both periods increased by $326,000 principally due to higher snow removal and utility costs during the three months ended January 31, 2006.

Property taxes increased 15.2% to $2.5 million in the first quarter of fiscal 2006 compared to $2.1 million in the comparable quarter of fiscal 2005. Property taxes from recently acquired properties increased this component of expenses by $275,000 in the first quarter of fiscal 2005. Property taxes for properties owned in 2006 and 2005 were generally unchanged.

Interest expense increased $76,000 principally from the addition of an $8.5 million mortgage note assumed in connection with the purchase of Staples Plaza which was acquired in the third quarter of fiscal 2005.

Depreciation and amortization expense increased by $291,000 in the first quarter of fiscal 2006. The increase is principally from the additional depreciation on property acquisitions completed in fiscal 2005.

General and administrative expenses increased by $204,000 due to higher compensation costs from an increase in the number of employees of the Company and restricted stock compensation expense.

Adoption of a New Accounting Pronouncement

At January 31, 2006, the Company has two stock-based employee compensation plans. Prior to November 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation." Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No.123(R), "Share-Based Payment," ("SFAS No.123R"), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006, for all share-based payments granted subsequent to November 1, 2005, is based on the grant-date fair value of the stock grants estimated in accordance with the provisions of SFAS No. 123(R).

Prior to November 1, 2005, the grant date fair value of restricted stock awards was expensed over the respective vesting periods. Such awards also provided for continued vesting after retirement. Upon adoption of SFAS No. 123R, the Company changed its policy for recognizing compensation expense for restricted stock awards to the earlier of the vesting period of the grant or the date a participant first becomes eligible for retirement, as defined. For restricted stock awards granted prior to the adoption of SFAS No.123R, the Company will continue to recognize compensation expense over the vesting periods and accelerate any remaining unrecognized compensation cost when a participant actually retires. Had compensation expense for restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company's net income in the three month periods ended January 31, 2006 and 2005 would have increased by $138,000 and decreased by $1,156,000, respectively.

Consistent with the provisions of APB No.25, the Company recorded the fair value of restricted stock grants and an offsetting deferred compensation amount within stockholders equity for unearned stock compensation cost. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, the Company reversed $8,221,000 of unamortized restricted stock compensation included in stockholders equity as of November 1, 2005 representing the unvested portions of restricted stock grants awarded prior to the effective date of SFAS No.123R. As of January 31, 2006, there was $11.7 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 8 years. For the three months ended January 31, 2006 and 2005 amounts charged to compensation expense totaled $472,000 and $365,000, respectively.

Discontinued Operations

During fiscal 2005, the Company sold a shopping center in Farmingdale, New York for $9.75 million and an office building in Southfield, Michigan for $9.175 million. Accordingly, the 2005 operating results of the two properties have been reclassified as discontinued operations for the three months ended January 31, 2005. Revenues for those properties totaled $710,000 in the first quarter of fiscal 2005.

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

As of January 31, 2006, the Company had no outstanding variable rate debt. The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes. The Company believes that its weighted average interest rate of 7.3% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Changes in Internal Controls

During the quarter ended January 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  In October 2005, the Company's Board of Directors approved a share repurchase program ("Program") of up to 500,000 shares, in the aggregate, of the Company's Common and Class A Common Stock. The Program does not have a specific expiration date and may be discontinued at any time. There were no purchases of either Common or Class A Common Stock under the Program during any month in the quarter ended January 31, 2006 and there is no assurance that the Company will repurchase the full amount of shares authorized. Any combination of either Common Stock or Class A Common Stock not exceeding 455,000 shares, in the aggregate, may yet be purchased under the Program.

Item 6.           Exhibits

                  Exhibits
                        31.1 Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14
                        (a) of the Securities Exchange Act of 1934, as amended.

                        31.2 Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14
                        (a) of the Securities Exchange Act of 1934, as amended.

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

                                              URSTADT BIDDLE PROPERTIES INC.
                                              (Registrant)

                                              By /s/ Charles J. Urstadt
                                              -------------------------
                                              Charles J. Urstadt
                                              Chairman and
                                              Chief Executive Officer

                                              By /s/ James R. Moore
                                              -------------------------
                                              James R. Moore
                                              Executive Vice President/
                                              Chief Financial Officer
                                              (Principal Financial Officer
Dated: March  10 , 2006                       and Principal Accounting Officer)

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