Form 10-Q
period 2006-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2006-06-09
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

 ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number 1-12803

Urstadt Biddle Properties Inc.
(Exact Name of Registrant in its Charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 863-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and non-accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No  ☒

As of June 5, 2006, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:
7,620,462 Common Shares, par value $.01 per share and 18,796,418 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - April 30, 2006 (Unaudited) and October 31, 2005.

Consolidated Statements of Income (Unaudited)-Three and Six months ended April 30, 2006 and 2005.

Consolidated Statements of Cash Flows (Unaudited)- Six months ended April 30, 2006 and 2005.

Consolidated Statements of Stockholders' Equity (Unaudited)- Six months ended April 30, 2006.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	April 30,	October 31,
	2006	2005
ASSETS	(Unaudited)

Real Estate Investments:
Core properties - at cost	$486,407	$468,444
Non-core properties - at cost	6,283	6,383
	492,690	474,827
Less: accumulated depreciation	(70,814)	(65,253)
	421,876	409,574
Mortgage notes receivable	1,400	2,024
	423,276	411,598

Cash and cash equivalents	6,398	26,494
Restricted cash	1,212	1,200
Marketable securities	2,637	2,453
Tenant receivables, net of allowances of $1,473 and $1,409, respectively	16,554	14,442
Prepaid expenses and other assets	5,256	4,526
Deferred charges, net of accumulated amortization	4,758	3,726
Total Assets	$460,091	$464,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$110,498	$111,786
Accounts payable and accrued expenses	3,305	3,991
Deferred compensation	1,116	1,051
Other liabilities	4,363	4,699
Total Liabilities	119,282	121,527

Minority interests	5,318	5,318

Redeemable Preferred Stock, par value $.01 per share; 20,000,000 shares authorized;
8.99% Series B Senior Cumulative Preferred Stock (liquidation preference of $100 per share); 150,000 shares issued and outstanding	14,341	14,341
8.50% Series C Senior Cumulative Preferred Stock (liquidation preference of $100 per share); 400,000 shares issued and outstanding	38,406	38,406
Total Preferred Stock	52,747	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
7,620,462 and 7,429,331 shares issued and outstanding	76	74
Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
18,796,418 and 18,705,800 shares issued and outstanding	187	187
Additional paid in capital	260,597	267,365
Cumulative distributions in excess of net income	(38,649)	(35,007)
Accumulated other comprehensive income	583	499
Unamortized restricted stock compensation	-	(8,221)
Officer note receivable	(1,300)	(1,300)
Total Stockholders’ Equity	282,744	284,847
Total Liabilities and Stockholders Equity	$460,091	$464,439

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Revenues:
Base rents	$27,711	$25,450	$13,770	$13,209
Recoveries from tenants	9,104	8,710	4,564	4,607
Interest and other	819	382	362	170
	37,634	34,542	18,696	17,986
Operating Expenses:
Property operating	6,606	5,869	3,382	3,303
Property taxes	4,992	4,459	2,520	2,314
Interest	4,244	4,322	2,115	2,269
Depreciation and amortization	6,502	5,837	3,319	2,945
General and administrative expenses	2,488	2,109	1,167	992
Directors’ fees and expenses	144	127	52	59
	24,976	22,723	12,555	11,882

Operating Income before Minority Interests and Discontinued Operations	12,658	11,819	6,141	6,104
Minority Interests	(94)	(184)	(47)	(92)
Income from Continuing Operations before Discontinued Operations	12,564	11,635	6,094	6,012
Discontinued Operations:
Income from discontinued operations	-	324	-	100
Gain on sale of property	-	5,626	-	-
Income from Discontinued Operations	-	5,950	-	100
Net Income	12,564	17,585	6,094	6,112
Preferred Stock Dividends	(4,671)	(2,473)	(2,335)	(1,286)

Net Income Applicable to Common and Class A Common Stockholders	$7,893	$15,112	$3,759	$4,826

Basic Earnings per Share:
Per Common Share:
Income from continuing operations	$0.29	$0.35	$0.14	$0.18
Income from discontinued operations	$-	$0.22	$-	$-
Net Income Applicable to Common Stockholders	$0.29	$0.57	$0.14	$0.18

Per Class A Common Share:
Income from continuing operations	$0.32	$0.37	$0.15	$0.20
Income from discontinued operations	$-	$0.25	$-	$-
Net Income Applicable to Class A Common Stockholders	$0.32	$0.62	$0.15	$0.20

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.29	$0.34	$0.14	$0.18
Income from discontinued operations	$-	$0.21	$-	$-
Net Income Applicable to Common Stockholders	$0.29	$0.55	$0.14	$0.18

Per Class A Common Share:
Income from continuing operations	$0.32	$0.37	$0.15	$0.19
Income from discontinued operations	$-	$0.24	$-	$-
Net Income Applicable to Class A Common Stockholders	$0.32	$0.61	$0.15	$0.19

Dividends per share:
Common	$0.405	$0.40	$0.2025	$0.20
Class A Common	$0.450	$0.44	$0.2250	$0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	April 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$12,564	$17,585
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization from continuing operations	6,502	5,837
Discontinued operations	-	(324)
Straight-line rent adjustments	(563)	(610)
Gain on sale of property	-	(5,626)
Change in value of deferred compensation arrangement	11	-
Restricted stock compensation expense	979	782
Minority interests	94	184
Gain on repayment of mortgage note receivable	(102)	-
Increase in tenant receivables	(1,549)	(1,827)
(Decrease) increase in accounts payable and accrued expenses	(2,186)	261
Increase in other assets and other liabilities, net	(1,031)	(399)
Increase in restricted cash	(12)	(5)

Net Cash Flow Provided by Continuing Operating Activities	14,707	15,858
Operating Cash from Discontinued Operations	-	588
Net Cash Flow Provided by Operating Activities	14,707	16,446

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(16,810)	(51,432)
Net proceeds from sale of property	-	9,406
Improvements to properties and deferred charges	(1,507)	(1,275)
(Purchases)/sales of marketable securities, net	(100)	182
Deposit on acquisition	-	(500)
Payments received on mortgage notes receivable	726	41
Distributions to limited partners of consolidated joint ventures	(94)	(184)

Net Cash Flow Used in Investing Activities	(17,785)	(43,762)

Cash Flows from Financing Activities:
Borrowings under revolving credit lines	-	19,500
Repayments of borrowings under revolving credit lines	-	(19,500)
Proceeds from issuance of Series D Preferred Stock	-	23,995
Dividends paid - Common and Class A Common Stock	(11,535)	(11,190)
Dividends paid - Preferred Stock	(4,671)	(2,473)
Sales of additional shares of Common and Class A Common Stock	476	830
Payments on mortgage notes payable	(1,288)	(1,103)

Net Cash Flow (Used in) Provided by Financing Activities	(17,018)	10,059

Net Decrease In Cash and Cash Equivalents	(20,096)	(17,257)

Cash and Cash Equivalents at Beginning of Period	26,494	25,940

Cash and Cash Equivalents at End of Period	$6,398	$8,683

Supplemental Cash Flow Disclosures:
Interest Paid	$4,244	$4,322

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock		Common Stock		Class A Common Stock
	Issued	Amount	Issued	Amount	Issued	Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation And Notes Receivable	Total Stockholders’ Equity
Balances - October 31, 2005	2,450,000	$61,250	7,429,331	$74	18,705,800	$187	$267,365	$(35,007)	$499	$(9,521)	$284,847
Reversal of unamortized stock compensation upon adoption of SFAS No. 123R	-	-	-	-	-	-	(8,221)	-	-	8,221	-
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	7,893	-	-	7,893
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	84	-	84
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	7,977
Cash dividends paid :
Common stock ($0.405 per share)	-	-	-	-	-	-	-	(3,080)	-	-	(3,080)
Class A common stock ($0.450 per share)	-	-	-	-	-	-	-	(8,455)	-	-	(8,455)
Issuance of shares under dividend
reinvestment plan	-	-	15,831	-	7,068	-	369	-	-	-	369
Exercise of stock options	-	-	9,500	-	4,500	-	107	-	-	-	107
Shares issued under restricted stock plan	-	-	165,800	2	79,050	-	(2)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	979	-	-	-	979
Balances - April 30, 2006	2,450,000	$61,250	7,620,462	$76	18,796,418	$187	$260,597	$(38,649)	$583	$(1,300)	$282,744

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Non-core assets include a retail building and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2006, the Company owned or had interests in 37 properties containing a total of 3.7 million square feet of leasable area.

Principles of Consolidation and Use of Estimates
The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The joint ventures are consolidated into the consolidated financial statements of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six month period ended April 30, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2005.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage notes receivable and tenant receivables. The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions. The Company performs ongoing credit evaluations of its tenants and may require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. There is no dependence upon any single tenant.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity. At April 30, 2006, accumulated other comprehensive income consists of net unrealized gains of $583,000. Unrealized gains included in accumulated other comprehensive income will be reclassified into earnings as gains are realized. For the six month and three month periods ended April 30, 2005, gains on sales of marketable securities amounted to $35,000 (none in fiscal 2006).

Earnings Per Share
The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted number of Common shares and Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company. Since the cash dividends declared on the Company’s Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the “two-class” method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Numerator
Net income applicable to common stockholders - basic	$1,945	$3,714	$927	$1,188
Effect of dilutive securities:
Operating partnership units	107	148	53	56
Net income applicable to common stockholders - diluted	$2,052	$3,862	$980	$1,244

Denominator
Denominator for basic EPS weighted average common shares	6,650	6,556	6,657	6,568
Effect of dilutive securities:
Stock options and awards	463	409	475	416
Operating partnership units	55	55	55	55
Denominator for diluted EPS - weighted average common equivalent shares	7,168	7,020	7,187	7,039

Numerator
Net income applicable to Class A common stockholders-basic	$5,948	$11,398	$2,832	$3,638
Effect of dilutive securities:
Operating partnership units	(14)	35	(6)	36
Net income applicable to Class A common stockholders - diluted	$5,934	$11,433	$2,826	$3,674

Denominator
Denominator for basic EPS - weighted average Class A common shares	18,306	18,289	18,308	18,293
Effect of dilutive securities:
Stock options and awards	295	289	306	287
Operating partnership units	55	310	55	310
Denominator for diluted EPS - weighted average Class A common equivalent shares	18,656	18,888	18,669	18,890

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. The Company does not distinguish its property operations for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

(2) CORE PROPERTIES

In March 2006, the Company acquired three retail properties aggregating 47,300 square feet of leasable space located in Pelham, New York and Flushing, New York. The three properties were acquired for an aggregate purchase price of $16.8 million (including closing costs of approximately $58,000) which was funded from available cash.

In June 2005, the Company acquired Staples Plaza (“Staples Plaza”), a 200,000 square foot shopping center located in Yorktown, New York for $28.5 million (including the assumption of a first mortgage loan at its estimated fair value of $8.5 million and closing costs of approximately $113,000.)

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities, (consisting of above-market and below-market leases and in-place leases), in accordance with SFAS No. 141 “Business Combinations”. The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant”. The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

During the second quarter of fiscal 2006, the Company completed its evaluation of Staples Plaza. As a result of its evaluation, the Company has allocated $77,000 to a liability associated with the net fair value assigned to the acquired leases at the property.

The Company is currently in the process of analyzing the fair value of in-place leases for the three retail properties acquired in March, 2006 and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

The net amortization of above-market and below-market leases amounted to $82,000 and $357,000 for the six months ended April 30, 2006 and 2005, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2097. Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners interest. If termination of the partnership occurred on April 30, 2006 the amount payable to the limited partners is estimated to be $3,300,000. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 through June 2007. For the six months and three months ended April 30, 2006 and 2005, the affiliate received payments of $62,500 and $31,250 respectively for such services rendered.

In April 2006, the Company terminated a contract to sell unimproved land that it owns in Tempe, Arizona.

(3) DISCONTINUED OPERATIONS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires, among other things, that the assets and liabilities and the results of operations of the Company’s properties which have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.

During fiscal 2005, the Company sold, in separate transactions, two properties for an aggregate sales price of approximately $19 million, resulting in gains on sales of properties of approximately $7.0 million, of which $5.6 million was recognized in the first quarter of fiscal 2005.

The operating results for the two properties sold in fiscal 2005 have been reclassified as discontinued operations in the accompanying 2005 consolidated statements of income. The following table summarizes revenues and expenses for the Company’s discontinued operations (amounts in thousands):

	Six Months Ended	Three Months Ended
	April 30, 2005	April 30, 2005

Revenues	$1,276	$567
Property operating expense	(688)	(329)
Depreciation and amortization	(264)	(138)
Income from discontinued operations	$324	$100

(4) BANK LINES OF CREDIT

The Company has a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowing of up to $30 million. The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties. Interest on outstanding borrowings is at prime + ½% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility. The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes. There were no borrowings under the secured revolving credit facility during the six months ended April 30, 2006.

The Company also has a $30 million unsecured line of credit (“Unsecured Credit Line”) arrangement with the same bank. The Unsecured Credit Line expires in January 2007 and is available to finance the acquisition of real estate, refinance outstanding indebtedness and for working capital needs. The Unsecured Credit Line is an uncommitted bank arrangement and extensions of credit are at the bank’s discretion and subject to the bank’s satisfaction of certain conditions that must be met by the Company. Outstanding borrowings bear interest at Prime + ½% or LIBOR + 2.5%. The Company pays an annual fee of 0.25% on unused amounts. There were no borrowings under the unsecured credit line during the six months ended April 30, 2006.

(5) STOCKHOLDERS’ EQUITY

In fiscal 2005, the Company sold 2,450,000 shares of a new 7.5% Series D Senior Cumulative Preferred Stock issue (“Series D Preferred Stock”) in a public offering. The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company. The Series D Preferred Stock is redeemable at the Company’s option on or after April 12, 2010 at a price of $25.00 per share plus accrued and unpaid dividends. Underwriting commissions and costs incurred in connection with the sale of the Series D Preferred Stock are reflected as a reduction of additional paid in capital.

In fiscal 2005, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate. As of April 30, 2006, the Company had repurchased 3,600 shares of Common Stock and 41,400 shares of Class A Common Stock at an aggregate repurchase cost of $686,000. There were no repurchases during the first six months of fiscal 2006.

Stock Plans and Stock-based Compensation
At April 30, 2006, the Company has two stock-based employee compensation plans which are described more fully below. Prior to November 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No.25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No.123(R), “Share-Based Payment,” (“SFAS No.123R”) using the modified-prospective-transition method. Under that transition method, compensation expense recognized in fiscal 2006, for all share-based payments granted subsequent to November 1, 2005, is based on the fair value of the nonvested stock grants less estimated forfeitures in accordance with the provisions of SFAS No. 123(R). The fair value of nonvested restricted stock awards is equal to the fair value of the Company’s stock on the grant date. Results for prior periods have not been restated.

Restricted Stock Plan
The Company has a restricted stock plan (the “Plan”) for key employees and directors of the Company. The Plan, as amended, permits the grant of up to 2,000,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,300,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

Prior to November 1, 2005, the grant date fair value of nonvested restricted stock awards was expensed over the explicit vesting periods. Such awards provided for continued vesting after retirement. Upon adoption of SFAS No. 123R, the Company changed its policy for recognizing compensation expense for restricted stock awards to the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement. For nonvested restricted stock awards granted prior to the adoption of SFAS No.123R, the Company will continue to recognize compensation expense over the explicit vesting periods and accelerate any remaining unrecognized compensation cost when a participant actually retires. Had compensation expense for nonvested restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company’s net income in the six month period ended April 30, 2006 would have increased by $276,000 and, in the six month period ended April 30, 2005, would have decreased by $1,008,000.

Consistent with the provisions of APB No.25, the Company recorded the fair value of nonvested restricted stock grants and an offsetting unearned compensation amount within stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. The Company has reversed $8,221,000 of restricted stock compensation included in stockholders equity as of November 1, 2005 representing the nonvested portions of restricted stock grants awarded prior to the effective date of SFAS No.123R.

In January, 2006, the Company awarded 165,800 shares of Common Stock and 79,050 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in January 2006 was $3.9 million. As of April 30, 2006, there remained a total of $11.2 million of unrecognized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. The restricted stock compensation is expected to be expensed over a remaining weighted average period of 8 years. For the six months ended April 30, 2006 and 2005 amounts charged to compensation expense totaled $979,000 and $782,000, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of April 30, 2006, and changes during the six months ended April 30, 2006 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at November 1, 2005	823,175	$12.19	435,925	$11.16
Granted	165,800	$15.90	79,050	$16.42
Vested	(48,500)	$7.06	(48,500)	$7.25
Nonvested at April 30, 2006	940,475	$13.10	466,475	$12.46

Stock Option Plan
The Company also has a stock option plan whereby shares were reserved for issuance to key employees and Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant. There were no grants of stock options in fiscal 2006 or 2005. At April 30, 2006, there were outstanding stock options to purchase 7,898 shares of Common Stock and 7,859 shares of Class A Common Stock and all stock options granted by the Company were fully vested; as such, future years will not reflect any option-related compensation expense under SFAS No. 123R unless additional stock options are granted.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During the six months ended April 30, 2006, the Company issued 15,831 shares of Common Stock and 7,068 shares of Class A Common Stock through the Plan. As of April 30, 2006, there remained 224,686 shares of Common Stock and 502,393 shares of Class A Common Stock available for issuance under the Plan.

(6) MORTGAGE NOTES RECEIVABLE

In January 2006, a mortgage note receivable in the principal amount of $707,000 was fully paid by the borrower. For financial reporting purposes, the mortgage note was recorded at a discounted amount which reflected the market rates at the time of acceptance of the note. Upon repayment of the note, the Company recorded a gain on the repayment of $102,000, which amount is included in other income in the accompanying consolidated statement of income in the six months ended April 30, 2006.

(7) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the six months ended April 30, 2005 adjusted to give effect to the acquisitions of two properties in fiscal 2005 and the issuance of 2,450,000 shares of Series D Preferred Stock as though these transactions were completed on November 1, 2004.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of the period nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

Six Months Ended
April 30, 2005

Pro forma revenues	$36,986

Pro forma income from continuing operations	$12,692

Pro forma income from continuing operations applicable to Common and Class A Common stockholders	$9,234

Pro forma basic shares outstanding:
Common and Common Equivalent	6,556
Class A Common and Class A Common Equivalent	18,289
Pro forma diluted shares outstanding:
Common and Common Equivalent	7,020
Class A Common and Class A Common Equivalent	18,888

Pro forma earnings per share from continuing operations:
Basic:
Common	$0.35
Class A Common	$0.38
Diluted:
Common	$0.33
Class A Common	$0.37

(8) REDEEMABLE PREFERRED STOCK

The 8.99% Series B Senior Cumulative Preferred Stock (“Series B Preferred Stock”) and 8.50% Series C Senior Cumulative Preferred Stock (“Series C Preferred Stock”) have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into other securities or property of the Company. Commencing May 2008 (Series B Preferred Stock) and May 2013 (Series C Preferred Stock), the Company, at its option, may redeem the preferred stock issues, in whole or in part, at a redemption price of $100 per share, plus all accrued dividends. Upon a change in control of the Company (as defined), each holder of Series B Preferred Stock and Series C Preferred Stock has the right, at such holder’s option, to require the Company to repurchase all or any part of such holder’s stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends.

The Series B Preferred Stock and Series C Preferred Stock contain covenants, which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at April 30, 2006.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(9) COMMITMENTS AND CONTINGENCIES

In April 2006 the Company entered into an agreement with a tenant at its Towne Centre at Somers Shopping Center in which the tenant agreed to terminate its lease effective June 30, 2006 in exchange for a termination payment of $1.5 million.

At April 30, 2006, the Company had commitments of approximately $1.9 million for tenant related obligations, including the $1.5 million termination agreement referred to above.

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

(10) SUBSEQUENT EVENTS

In May 2006, the Company borrowed $3 million on its Secured Credit Facility at an initial interest rate of 6.6875% per annum.

In May 2006, the Company fully repaid an outstanding mortgage note payable in the principal amount of $4.975 million.

On June 7, 2006, the Board of Directors of the Company declared cash dividends of $0.2025 for each share of Common Stock and $0.2250 for each share of Class A Common Stock. The dividends are payable on July 21, 2006 to shareholders of record on June 30, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our consolidated financial statements as of April 30, 2006 and 2005 and for the six month and three month periods then ended. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements

This Item 2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended October 31, 2005. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary

The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Non core assets include office and retail buildings and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2006, the Company owned or had controlling interests in 37 properties containing a total of 3.7 million square feet of gross leasable area (“GLA”) of which approximately 97% was leased.

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

Key elements of the Company’s growth strategies and operating policies are to:

▪	Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, and Westchester and Putnam Counties, New York
▪	Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
▪	Selectively dispose of non-core assets and re-deploy the proceeds into properties located in the Company’s preferred region
▪	Increase property values by aggressively marketing available GLA and renewing existing leases
▪	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
▪	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
▪	Control property operating and administrative costs

A significant portion of the Company’s historic growth has come through acquisitions. However, the acquisition environment has become more competitive over the last several years and it has become increasingly difficult to find acquisitions that meet the Company’s financial return objectives. Given the difficult acquisition market and our current expectations, we anticipate a slower growth rate in the foreseeable future.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2005.

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
The Company records base rents on a straight-line basis over the term of each lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant receivables on the accompanying balance sheets. Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses. Adjustments are also made throughout the year to tenant receivables and the related cost recovery income based upon the Company’s best estimate of the final amounts to be billed and collected.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers. Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

Real Estate

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

The amounts to be capitalized as a result of an acquisition and the periods over which the assets are depreciated or amortized are determined based on estimates as to fair value and the allocation of various costs to the individual assets. The Company allocates the cost of an acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its acquisitions. The valuation of the fair value of intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases. This market value is determined by considering factors such as the tenant’s industry, location within the property and competition in the specific region in which the property operates. Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation. These assessments have a direct impact on the Company’s net income.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	30-40 years
Property Improvements	10-20 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Shorter of lease term or their useful life

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage note receivable is impaired at April 30, 2006.

Liquidity and Capital Resources

At April 30, 2006, the Company had unrestricted cash and cash equivalents of $6.4 million compared to $26.5 million at October 31, 2005. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2006 and to meet its dividend requirements necessary to maintain its REIT status. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase principally from property acquisitions and growth in operating income in the existing portfolio. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company’s operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire. In either of these cases, the Company’s cash flow could be adversely affected.

Net Cash Flows From:

Operating Activities

Net cash flows provided by operating activities amounted to $14.7 million in the six months ended April 30, 2006, compared to $16.5 million in the comparable period of fiscal 2005. The changes in operating cash flows reflect the net operating results generated from the Company’s core properties, operating cash flows from new properties acquired and discontinued operations and a net decrease in accounts payable and accrued expenses.

Investing Activities

Net cash flows used in investing activities were $17.8 million in the six months ended April 30, 2006 compared to $43.8 million in the same period in fiscal 2005. The net cash flows in fiscal 2005 reflect the acquisition of a retail property for approximately $51.4 million and the sale of a retail property for net proceeds of $9.4 million. In fiscal 2006, the Company acquired three retail properties at an aggregate purchase price of $16.8 million. The Company also spent $1.5 million on property improvements and tenant costs in fiscal 2006 compared to $1.3 million in fiscal 2005 and received cash proceeds of $707,000 in respect of a mortgage note receivable that was repaid this year.

Financing Activities

Net cash flows used in financing activities amounted to $17.0 million in fiscal 2006 and net cash flows provided by financing activities amounted to $10.1 million in 2005. In fiscal 2005, the Company borrowed $19.5 million under its bank lines of credit, which amounts were fully repaid during the year. Quarterly distributions paid to shareholders totaled $16.2 million in fiscal 2006 compared to $13.7 million in fiscal 2005. The increase in distributions reflects dividends paid on shares of Series D Preferred Stock issued in fiscal 2005.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), proceeds from sales of properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company’s ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company’s ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company’s ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings and Debt

In fiscal 2005 the Company publicly announced that its Board of Directors approved a share repurchase program of up to 500,000 shares, in the aggregate, of the Company’s Common and Class A Common Stock. The program does not have a specific expiration date and may be discontinued at any time. There is no assurance that the Company will repurchase the full amount of shares authorized. There were no repurchases of shares under this program during fiscal 2006. As of April 30, 2006, the Company repurchased a total of 3,600 shares of common stock and 41,400 shares of Class A Common Stock at an aggregate cost of $686,000.

In fiscal 2005, the Company sold 2,450,000 shares of 7.5% Series D Senior Cumulative Preferred Stock (“Series D Preferred Stock”) in a public offering for net proceeds of approximately $59.4 million. The Company utilized the net proceeds from the Series D Preferred Stock sales to repay all of its then outstanding secured and unsecured revolving credit line indebtedness of $19.5 million and to fund the cash portion of the purchase price of properties acquired in fiscal 2006 and 2005.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

Mortgage notes payable of $110.5 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.34% at April 30, 2006. The mortgage loans are secured by seventeen properties with a net book value of $191.0 million and have fixed rates of interest ranging from 5.75% to 8.125%. In May 2006, the Company fully repaid a mortgage note payable in the principal amount of $4.975 million that was scheduled to mature in July 2006. The Company expects to refinance most of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million for a three year period ending in fiscal 2008. The secured revolving credit facility is collateralized by two properties having a net book value of $27.5 million at April 30, 2006. There were no borrowings outstanding on the secured revolving credit facility at April 30, 2006. In May 2006, the Company borrowed $3 million under the secured revolving credit facility.

The Company also has an unsecured revolving line of credit with the same bank for $30 million. The unsecured credit line expires in January 2007. At April 30, 2006, there were no borrowings outstanding on this line of credit. Extensions of credit under the unsecured credit line are at the bank’s discretion and subject to the bank’s satisfaction of certain conditions which must be met by the Company.

Both credit lines are available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes.

Off-Balance Sheet Arrangements

During the quarter ended April 30, 2006 the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the six months ended April 30, 2006, the Company incurred approximately $1.5 million for capital expenditures which consisted of $650,000 for property improvements, $665,000 for tenant improvements and $210,000 for leasing commissions. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur approximately $7.6 million for anticipated capital improvements and leasing costs during the balance of fiscal 2006. These expenditures are expected to be funded from operating cash flows or borrowings.

Acquisitions

The Company seeks to acquire properties (primarily shopping centers) located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York. In March 2006, the Company acquired three retail properties in its preferred region totaling 47,300 square feet of leasable space at an aggregate purchase price of $16.8 million (including closing costs).

Sales

In the first quarter of fiscal 2005, the Company sold a shopping center located in Farmingdale, New York for a sale price of $9.75 million and recorded a gain on the sale of approximately $5.6 million in that quarter.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company’s ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. There were no sales of non-core assets during the six months ended April 30, 2006. At April 30, 2006, the three remaining non-core properties have a net book value of approximately $2.8 million.

Funds from Operations

The Company reports Funds from Operations (“FFO”) in addition to its net income applicable to common stockholders and net cash provided by operating activities. The Company considers Funds from Operations to be an additional measure of an equity REIT’s operating performance. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with generally accepted accounting principles (“GAAP”)) excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company’s operating performance, such as gains (or losses) from sales of property and deprecation and amortization. However, FFO:

▪
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

▪	should not be considered an alternative to net income as an indication of the Company’s performance.

FFO, as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the six months and three months ended April 30, 2006 and 2005 (amounts in thousands).
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net Income Applicable to Common and Class A Common Stockholders	$7,893	$15,112	$3,759	$4,826

Plus: Real property depreciation	5,010	4,338	2,535	2,235
Amortization of tenant improvements and allowances	1,149	1,202	637	593
Amortization of deferred leasing costs	299	297	126	117
Depreciation and amortization on discontinued operations	-	264	-	133
Less: Gain on sale of property	-	(5,626)	-	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$14,351	$15,587	$7,057	$7,904

Net Cash Provided by (Used in):
Operating Activities	$14,707	$16,446	$8,373	$8,425
Investing Activities	$(17,785)	$(43,762)	$(17,774)	$(1,848)
Financing Activities	$(17,018)	$10,059	$(8,469)	$(2,531)

FFO amounted to $14.4 million in fiscal 2006 compared to $15.6 million in fiscal 2005. The change in FFO is attributable to a slightly lower occupancy level compared to a year ago and a flattening of rental revenue growth in 2006. In addition FFO decreased due to higher general and administrative expenses and the effect of low yielding returns on the temporary investment of proceeds remaining from the sales of the Company’s new issue of Series D Preferred Stock in fiscal 2005. See discussion which follows.

Results of Operations

The following information summarizes the Company’s results of operations for the six month and three month periods ended April 30, 2006 and 2005 (amounts in thousand):

	Six Months Ended
	April 30,					Change Attributable to:
Revenues	2006	2005	Increase(Decrease	)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$27,711	$25,450	$2,261		8.9%	$2,050	$211
Recoveries from tenants	9,104	8,710	394		4.5%	645	(251)
Interest and other	819	382	437		114.4%	n/a	n/a

Operating Expenses
Property operating expenses	6,606	5,869	737		12.6%	484	253
Property taxes	4,992	4,459	533		11.9%	436	97
Interest	4,244	4,322	(78)		(1.8%)	235	(313)
Depreciation and amortization	6,502	5,837	665		11.4%	505	160
General and administrative expenses	2,488	2,109	379		18.0%	n/a	n/a

	Three Months Ended
	April 30,				Change Attributable to:
Revenues	2006	2005	Increase(Decrease )	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$13,770	$13,209	$561	4.2%	$728	$(167)
Recoveries from tenants	4,564	4,607	(43)	(1.0%)	115	(158)
Interest and other	362	170	192	112.9%	n/a	n/a

Operating Expenses
Property operating expenses	3,382	3,303	79	2.4%	147	(68)
Property taxes	2,520	2,314	206	8.9%	165	41
Interest	2,115	2,269	(154)	(6.8%)	115	(269)
Depreciation and amortization	3,319	2,945	374	12.7%	180	194
General and administrative expenses	1,167	992	175	17.6%	n/a	n/a

Property Acquisitions:

Differences in results of operations between the six months and three months ended April 30, 2006 and 2005, were driven largely by recent property acquisitions. In fiscal 2005, the Company acquired The Dock Shopping Center containing (269,000 square feet of gross leasable area “GLA”) and Staples Plaza (containing 200,000 square feet of GLA). These two properties accounted for substantially all of the changes attributable to property acquisitions in fiscal 2006. In March 2006 the Company acquired three retail properties aggregating 47,300 square feet.

Properties Held in Both Periods:

Revenues

For the six month period ended April 30, 2006, base rents from properties held in both periods increased $211,000 compared to the same period in fiscal 2005. Base rents increased from the effect of new leases signed during fiscal 2005 which increased base rents by approximately $500,000 in fiscal 2006. Base rents also were impacted by an increase in tenant vacancies occurring during the first quarter of fiscal 2006. For the three months ended April 30, 2006, base rents from properties held in both periods decreased by 1.3% compared to the same period in fiscal 2005 from lower core property occupancy this year. At April 30, 2006, the Company’s core properties were 97% leased, a decrease of approximately 2% from the year ago period. In the first six months of fiscal 2006, the Company executed new leases or renewed leases comprising approximately 148,000 square feet of space. However, during the same period, leases comprising approximately 181,000 square feet of space expired. The Company is in discussions or negotiations to re-lease a majority of the currently vacant space. Leases totaling approximately 6% of the Company’s core property of GLA are scheduled to expire during the remainder of fiscal 2006.

In the six months and three months periods ended April 30, 2006, recoveries from tenants from properties held in both periods (which represent reimbursements from tenants for operating expenses and property taxes) decreased $251,000 and $158,000 compared to the same periods in fiscal 2005 due to slightly lower property occupancy levels which lowered the Company’s overall reimbursement rates this year.

Interest and other income increased $437,000 during the six month period ended April 30, 2006 from an increase in interest rates on short-term cash investments during the period and a gain of $102,000 from the repayment of a mortgage note receivable in fiscal 2006.

Operating Expenses

Operating expenses for properties held in both periods increased $253,000 in the six months ended April 30, 2006 compared to a year ago due to an increase in snow removal and utility expenses. Property operating expenses were generally unchanged during the three months ended April 30, 2006 compared to the same period a year ago.

Property taxes for properties held in both periods were unchanged during the six month and three month periods ended April 30, 2006 compared to the same periods a year ago.

Net interest expense decreased $78,000 and $154,000 in the six months and three months ended April 30, 2006. In fiscal 2005, the Company borrowed $19.5 million under its revolving credit lines at an average interest rate of 4.4%. Such borrowings were fully repaid later in the year. In connection with the acquisition of Staples Plaza in fiscal 2005, the Company assumed an $8.5 million mortgage at an interest rate of 5.75% which increased interest expense by $235,000 in fiscal 2006.

Depreciation and amortization expense from properties held in both periods increased $160,000 and $194,000 in the six month and three month period ended April 30, 2006 respectively compared to corresponding periods in fiscal 2005 principally from the write off of unamortized tenant improvement costs of $135,000 related to a tenant that vacated its space during the period.

General and administrative expenses increased by $379,000 and $175,000 in the six month and three month periods ended April 30, 2006 over the corresponding periods in fiscal 2005 due to higher compensation expense resulting from an increase in the number of employees of the Company and stock compensation expense from stock grants awarded in 2006.

Adoption of a New Accounting Pronouncement

Prior to November 1, 2005, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No.123(R), “Share-Based Payment,” (“SFAS No.123R”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006, for all share-based payments granted subsequent to November 1, 2005, is based on the grant-date fair value of the stock grants estimated in accordance with the provisions of SFAS No. 123R.

Prior to November 1, 2005, the grant date fair value of nonvested restricted stock awards was expensed over the explicit vesting periods. Such awards also provided for continued vesting after retirement. Upon adoption of SFAS No. 123R, the Company changed its policy for recognizing compensation expense for restricted stock awards to the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement. For nonvested restricted stock awards granted prior to the adoption of SFAS No.123R, the Company will continue to recognize compensation expense over the explicit vesting periods and accelerate any remaining unrecognized compensation cost when a participant actually retires. Had compensation expense for nonvested restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company’s net income in the six month period ended April 30, 2006 would have increased by $276,000 and in the six month period ended April 30, 2005, would have decreased by $1,008,000.

Consistent with the provisions of APB No.25, the Company recorded the fair value of nonvested restricted stock grants and an offsetting deferred compensation amount within stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, the Company reversed $8,221,000 of restricted stock compensation included in stockholders equity as of November 1, 2005 representing the nonvested portions of restricted stock grants awarded prior to the effective date of SFAS No.123R. As of April 30, 2006, there was $11.2 million of restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. The remaining unamortized stock compensation is expected to be recognized over a weighted average period of 8 years. For the six months ended April 30, 2006 and 2005 amounts charged to compensation expense totaled $979,000 and $782,000, respectively.

Discontinued Operations

During fiscal 2005, the Company sold two properties. Accordingly, the 2005 combined results of operations of the two properties have been reclassified as discontinued operations for the six month and three month periods ended April 30, 2005. Revenues for those properties totaled $1,276,000 and $567,000 for the six months and three months ended April 30, 2005, respectively. One of the properties was sold during the first quarter of fiscal 2005 and the Company recorded a gain on the sale of the property of $5.6 million.

Inflation

The Company’s long-term leases contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling the Company to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants’ gross sales, which generally increase as prices rise. In addition, many of the Company’s non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon renewal at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company’s leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Environmental Matters

Based upon management’s ongoing review of its properties, management is not aware of any environmental condition with respect to any of the Company’s properties that would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (a) the discovery of environmental conditions, which were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of the Company’s properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company’s tenants, which would adversely affect the Company’s financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

As of April 30, 2006, the Company had no outstanding variable rate debt. There were no variable rate borrowings during the first six months of fiscal 2006. The Company does not enter into derivative financial instrument transactions for speculative or trading purposes. The Company believes that its weighted average interest rate of 7.3% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

During the quarter ended April 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

The Company is not involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management’s opinion, would result in a material adverse effect on the Company’s ownership, management or operation of its properties, or which is not covered by the Company’s liability insurance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2005, the Company’s Board of Directors approved a share repurchase program (“Program”) of up to 500,000 shares, in the aggregate, of the Company’s Common and Class A Common Stock. The Program does not have a specific expiration date and may be discontinued at any time. There were no purchases of either Common or Class A Common Stock under the Program during any month in the quarter ended April 30, 2006 and there is no assurance that the Company will repurchase the full amount of shares authorized. Any combination of either Common Stock or Class A Common Stock not exceeding 455,000 shares, in the aggregate, may yet be purchased under the Program.

Item 4.  Submission of Matters to a Vote of Security Holders

In connection with the Annual Meeting of Stockholders held on March 9, 2006, stockholders were asked to vote on the following matters:

1.	Election of three Directors (Class III ) to serve for three years:

Director	For	Withheld
Robert R. Douglass	7,282,057	41,307
George H.C. Lawrence	7,282,635	36,729
Charles J. Urstadt	7,278,458	44,906

2.	Ratification of the appointment of PKF, Certified Public Accountants, as independent auditors for the fiscal year ending October 31,2006:

For	Against	Abstain
7,296,861	9,685	16,818

3.	Amendment of the Company’s Restricted Stock Award Plan.

For	Against	Abstain
5,641,695	222,174	72,191

The terms of office of the following Class I and Class II directors continued after the meeting:

Class I Directors - terms expiring in 2007

Willing L. Biddle
E. Virgil Conway
Robert J. Mueller

Class II Directors - terms expiring in 2008

Peter Herrick
Charles D. Urstadt
George J. Vojta

Item 6.  Exhibits

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By_/s/ Charles J. Urstadt___
Charles J. Urstadt
Chairman and
Chief Executive Officer

By_/s/ James R. Moore _
James R. Moore
Executive Vice President/
Chief Financial Officer
(Principal Financial Officer
Dated: June 9, 2006	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc.
pursuant to Section 906 of Sarbanes-Oxley Act of 2002