Form 10-Q
period 2006-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2006-09-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

As of September 5, 2006, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:
7,628,339 Common Shares, par value $.01 per share and 18,801,971 Class A Common Shares, par value $.01 per share

The Form 10-Q Filed Herewith, Contains 26 Pages, Numbered Consecutively From 1 To 26 Inclusive, Of Which
This Page Is 1.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - July 31, 2006 (Unaudited) and October 31, 2005.

Consolidated Statements of Income (Unaudited)-Three and Nine months ended July 31, 2006 and 2005.

Consolidated Statements of Cash Flows (Unaudited)- Nine months ended July 31, 2006 and 2005.

Consolidated Statements of Stockholders' Equity (Unaudited)- Nine months ended July 31, 2006.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	July 31,	October 31,
	2006	2005
ASSETS	(Unaudited )

Real Estate Investments:
Core properties - at cost	$487,189	$468,444
Non-core properties - at cost	6,383	6,383
	493,572	474,827
Less: accumulated depreciation	(74,105)	(65,253)
	419,467	409,574
Mortgage notes receivable	1,374	2,024
	420,841	411,598

Cash and cash equivalents	4,183	26,494
Restricted cash	588	1,200
Marketable securities	2,678	2,453
Tenant receivables, net of allowances of $1,519 and $1,409	17,017	14,442
Prepaid expenses and other assets	6,076	4,526
Deferred charges, net of accumulated amortization	4,641	3,726
Total Assets	$456,024	$464,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Secured revolving credit line	$3,000	$-
Mortgage notes payable	104,923	111,786
Accounts payable and accrued expenses	2,605	3,991
Deferred compensation - officers	1,121	1,051
Other liabilities	5,019	4,699
Total Liabilities	116,668	121,527

Minority interests	5,318	5,318

Redeemable Preferred Stock, par value $.01 per share; 20,000,000 shares authorized;
8.99% Series B Senior Cumulative Preferred Stock (liquidation preference of $100 per share); 150,000 shares issued and outstanding	14,341	14,341
8.50% Series C Senior Cumulative Preferred Stock (liquidation preference of $100 per share); 400,000 shares issued and outstanding	38,406	38,406
Total Preferred Stock	52,747	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
7,628,339 and 7,429,331 shares issued and outstanding	76	74
Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
18,801,971 and 18,705,800 shares issued and outstanding	188	187
Additional paid in capital	261,329	267,365
Cumulative distributions in excess of net income	(40,876)	(35,007)
Accumulated other comprehensive income	624	499
Unamortized restricted stock compensation	-	(8,221)
Officer note receivable	(1,300)	(1,300)
Total Stockholders’ Equity	281,291	284,847
Total Liabilities and Stockholders’ Equity	$456,024	$464,439
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues:
Base rents	$41,552	$38,656	$13,841	$13,206
Recoveries from tenants	13,216	12,392	4,112	3,682
Lease termination income	-	184	-	184
Interest and other	1,055	657	236	275
	55,823	51,889	18,189	17,347
Operating Expenses:
Property operating	9,286	8,249	2,680	2,380
Property taxes	7,602	6,763	2,610	2,304
Interest	6,301	6,402	2,057	2,080
Depreciation and amortization	9,949	8,918	3,447	3,081
General and administrative	3,903	3,690	1,415	1,581
Directors’ fees and expenses	195	205	51	78
	37,236	34,227	12,260	11,504

Operating Income	18,587	17,662	5,929	5,843
Minority Interests	(141)	(291)	(47)	(107)
Income from Continuing Operations	18,446	17,371	5,882	5,736
Discontinued Operations:
Income from discontinued operating properties	-	469	-	153
Gains on sales of properties	-	7,031	-	1,397
Income from Discontinued Operations	-	7,500	-	1,550
Net Income	18,446	24,871	5,882	7,286
Preferred Stock Dividends	(7,007)	(4,673)	(2,336)	(2,200)

Net Income Applicable to Common and Class A Common Stockholders	$11,439	$20,198	$3,546	$5,086

Basic Earnings per Share:
Per Common Share:
Income from continuing operations	$.42	$.48	$.13	$.13
Income from discontinued operations	$-	$.28	$-	$.06
Net Income Applicable to Common Stockholders	$.42	$.76	$.13	$.19

Per Class A Common Share:
Income from continuing operations	$.47	$.52	$.15	$.15
Income from discontinued operations	$-	$.31	$-	$.06
Net Income Applicable to Class A Common Stockholders	$.47	$.83	$.15	$.21

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$.41	$.47	$.13	$.13
Income from discontinued operations	$-	$.27	$-	$.06
Net Income Applicable to Common Stockholders	$.41	$.74	$.13	$.19

Per Class A Common Share:
Income from continuing operations	$.46	$.51	$.14	$.14
Income from discontinued operations	$-	$.30	$-	$.06
Net Income Applicable to Class A Common Stockholders	$.46	$.81	$.14	$.20

Dividends per share:
Common	$.6075	$.60	$.2025	$.20
Class A Common	$.6750	$.66	$.2250	$.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$18,446	$24,871
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization from continuing operations	9,949	8,918
Discontinued operations	-	(469)
Straight-line rent adjustments	(898)	(975)
Gains on sale of properties	-	(7,031)
Change in value of deferred compensation arrangement	4	332
Restricted stock compensation expense	1,493	1,200
Gain on repayment of mortgage note receivable	(102)	-
Minority interests	141	291
Increase in tenant receivables	(1,677)	(2,443)
Decrease in accounts payable and accrued expenses	(1,386)	(343)
Increase in other assets and other liabilities, net	(1,205)	(1,218)
Decrease (Increase) in restricted cash	612	(11)

Net Cash Flow Provided by Continuing Operating Activities	25,377	23,122
Operating Cash from Discontinued Operations	-	814
Net Cash Flow Provided by Operating Activities	25,377	23,936

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(16,711)	(71,720)
Acquisition of limited partner interests in consolidated joint venture	-	(2,078)
Net proceeds received from sales of properties	-	17,767
(Purchases) sales of marketable securities - net	(100)	(13,102)
Improvements to properties and deferred charges	(4,004)	(2,973)
Payments received on mortgage notes receivable	751	63
Distributions to limited partners of consolidated joint ventures	(141)	(291)

Net Cash Flow Used in Investing Activities	(20,205)	(72,334)

Cash Flows from Financing Activities:
Proceeds from revolving credit line borrowings	3,000	19,500
Repayments on revolving credit line borrowings	-	(19,500)
Proceeds from sales of Series D Preferred Stock	-	59,441
Dividends paid on Common and Class A Common Shares	(17,308)	(16,795)
Dividends paid on Preferred shares	(7,007)	(4,673)
Sales of additional Common and Class A Common Shares	695	1,053
Principal payments on mortgage notes payable	(6,863)	(3,546)

Net Cash (Used In) Provided by Financing Activities	(27,483)	35,480

Net Decrease In Cash and Cash Equivalents	(22,311)	(12,918)

Cash and Cash Equivalents at Beginning of Period	26,494	25,940

Cash and Cash Equivalents at End of Period	$4,183	$13,022

Supplemental Cash Flow Disclosures:
Interest Paid	$6,301	$6,402
The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock		Common Stock		Class A Common Stock
	Issued	Amount	Issued	Amount	Issued	Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation And Officer Note Receivable	Total Stockholders’ Equity
Balances - October 31, 2005	2,450,000	$61,250	7,429,331	$74	18,705,800	$187	$267,365	$(35,007)	$499	$(9,521)	$284,847
Reversal of unamortized stock compensation upon adoption of SFAS No. 123R	-	-	-	-	-	-	(8,221)	-	-	8,221	-
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	11,439	-	-	11,439
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	125	-	125
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	11,564
Cash dividends paid :
Common stock ($0.6075 per share)	-	-	-	-	-	-	-	(4,624)	-	-	(4,624)
Class A common stock ($0.6750 per share)	-	-	-	-	-	-	-	(12,684)	-	-	(12,684)
Issuance of shares under dividend
reinvestment plan	-	-	23,708	-	12,621	-	588	-	-	-	588
Exercise of stock options	-	-	9,500	-	4,500	-	107	-	-	-	107
Shares issued under restricted stock plan	-	-	165,800	2	79,050	1	(3)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	1,493	-	-	-	1,493
Balances - July 31, 2006	2,450,000	$61,250	7,628,339	$76	18,801,971	$188	$261,329	$(40,876)	$624	$(1,300)	$281,291

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Non-core assets include a retail building and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2006, the Company owned or had interests in 37 properties containing a total of 3.7 million square feet of leasable area.

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

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine month period ended July 31, 2006, are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2005.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity. At July 31, 2006, accumulated other comprehensive income consists of net unrealized gains of $624,000. Unrealized gains included in accumulated other comprehensive income will be reclassified into earnings as gains are realized. For the nine month and three month period ended July 31, 2005, gains on sales of marketable securities amounted to $35,000 (none in fiscal 2006).

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Numerator
Net income applicable to common stockholders - basic	$2,820	$4,967	$875	$1,254
Effect of dilutive securities:
Operating partnership units	158	217	51	67
Net income applicable to common stockholders - diluted	$2,978	$5,184	$926	$1,321

Denominator
Denominator for basic EPS weighted average common shares	6,657	6,557	6,671	6,580
Effect of dilutive securities:
Restricted stock and other awards	468	434	478	463
Operating partnership units	55	55	55	55
Denominator for diluted EPS - weighted average common equivalent shares	7,180	7,046	7,204	7,098

Numerator
Net income applicable to Class A common stockholders-basic	$8,619	$15,231	$2,671	$3,832
Effect of dilutive securities:
Operating partnership units	(17)	74	(3)	40
Net income applicable to Class A common stockholders - diluted	$8,602	$15,305	$2,668	$3,872

Denominator
Denominator for basic EPS - weighted average Class A common shares	18,309	18,278	18,315	18,283
Effect of dilutive securities:
Restricted stock and other awards	299	310	305	325
Operating partnership units	55	310	55	310
Denominator for diluted EPS - weighted average Class A common equivalent shares	18,663	18,898	18,675	18,918

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. The Company does not distinguish its property operations for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

(2) CORE PROPERTIES

In March 2006, the Company acquired three retail properties aggregating 47,300 square feet of leasable space located in Pelham, New York and Flushing, New York. The three properties were acquired for an aggregate purchase price of $16.7 million (including closing costs of approximately $58,000) which was funded from available cash.

In June 2005, the Company acquired Staples Plaza (“Staples Plaza”), a 200,000 square foot shopping center located in Yorktown, New York for $28.5 million (including the assumption of a mortgage loan at its estimated fair value of $8.5 million and closing costs of approximately $113,000.) The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2005 consolidated statement of cash flows.

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

During the second quarter of fiscal 2006, the Company completed its evaluation of Staples Plaza. As a result of its evaluation, the Company allocated $77,000 to a liability associated with the net fair value assigned to the acquired leases at the property.

The Company is currently in the process of analyzing the fair value of in-place leases for the three retail properties acquired in March 2006 and consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

The net amortization of above-market and below-market leases amounted to $79,000 and $459,000 for the nine months ended July 31, 2006 and 2005, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2097. Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partner’s interest. If termination of the partnership occurred on July 31, 2006 the amount payable to the limited partners is estimated to be $3,300,000.

The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 through June 2007. For the nine months and three months ended July 31, 2006 and 2005, the affiliate received payments of $93,750 and $31,250 respectively for such services rendered.

In June 2006, the Company made a payment of $1.5 million to a tenant at its Towne Centre at Somers Shopping Center in exchange for the tenant’s agreement to terminate its lease effective June 30, 2006. The termination of the lease permitted the Company to enter into a new lease with an unrelated tenant for the vacated space. The Company will account for the $1.5 million payment as a lease incentive and amortize the payment over the new lease term.

(3) DISCONTINUED OPERATIONS

In fiscal 2005, the Company sold, in separate transactions, two properties for an aggregate sales price of approximately $19 million, resulting in gains on sales of properties of approximately $7.0 million.

The Company follows the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 requires, among other things, that the assets and liabilities and the results of operations of the Company’s properties which have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.

The operating results for the two properties sold have been reclassified as discontinued operations in the accompanying 2005 consolidated statements of income. The following table summarizes revenues and expenses for the Company’s discontinued operations (amounts in thousands):

	Nine months Ended	Three Months Ended
	July 31, 2005	July 31, 2005

Revenues	$1,736	$458
Property operating expenses	(922)	(237)
Depreciation and amortization	(345)	(68)
Income from discontinued operations	$469	$153

(4) MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

Mortgage notes payable are due in installments over various periods to fiscal 2012 at effective rates of interest ranging from 5.75% to 7.99% and are collateralized by real estate investments having a net carrying value of $178,689,000 at July 31, 2006. In May 2006, the Company repaid a mortgage note payable in the principal amount of $4.975 million from available cash.

The Company has a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowings of up to $30 million. The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties. Interest on outstanding borrowings is at prime + ½% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility. The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes. At July 31, 2006 there were $3 million in outstanding borrowings under the secured revolving credit facility. Outstanding borrowings bear interest at a current rate of 6.6875% per annum.

Prior to June 30, 2006, the Company had a $30 million unsecured line of credit (“Unsecured Credit Line”) arrangement with the same bank. On June 30, 2006, the Company exercised its right to cancel the Unsecured Credit Line. There were no outstanding borrowings under the Unsecured Credit Line on June 30, 2006.

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

In fiscal 2005, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate. As of July 31, 2006, the Company had repurchased 3,600 shares of Common Stock and 41,400 shares of Class A Common Stock at an aggregate repurchase cost of $686,000. There were no repurchases during the first nine months of fiscal 2006.

Stock Plans and Stock-based Compensation
At July 31, 2006, the Company had two stock-based employee compensation plans which are described more fully below. Prior to November 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No.25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No.123(R), “Share-Based Payment,” (“SFAS No.123R”) using the modified-prospective-transition method. Under that transition method, compensation expense recognized in fiscal 2006, for all share-based payments granted subsequent to November 1, 2005, is based on the fair value of the stock awards less estimated forfeitures in accordance with the provisions of SFAS No. 123(R). The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date. Results for prior periods have not been restated.

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

Prior to November 1, 2005, the grant date fair value of nonvested restricted stock awards was expensed over the explicit vesting periods. Such awards provided for continued vesting after retirement. Upon adoption of SFAS No. 123R, the Company changed its policy for recognizing compensation expense for restricted stock awards to the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement. For nonvested restricted stock awards granted prior to the adoption of SFAS No.123R, the Company will continue to recognize compensation expense over the explicit vesting periods and accelerate any remaining unrecognized compensation cost when a participant actually retires. Had compensation expense for nonvested restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company’s net income in the nine month period ended July 31, 2006 would have increased by $414,000 and, in the nine month period ended July 31, 2005, would have decreased by $859,000.

Consistent with the provisions of APB No.25, the Company recorded the fair value of nonvested restricted stock grants and an offsetting unearned compensation amount within stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, the Company has reversed $8,221,000 of restricted stock compensation included in stockholders equity as of November 1, 2005 representing the nonvested portions of restricted stock grants awarded prior to the effective date of SFAS No.123R.

In January 2006, the Company awarded 165,800 shares of Common Stock and 79,050 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in January 2006 was $3.9 million. As of July 31, 2006, there remained a total of $10.6 million of unrecognized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. The restricted stock compensation is expected to be expensed over a remaining weighted average period of 8 years. For the nine months ended July 31, 2006 and 2005 amounts charged to compensation expense totaled $1,493,000 and $1,200,000, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of July 31, 2006, and changes during the nine months ended July 31, 2006 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at November 1, 2005	823,175	$12.19	435,925	$11.16
Granted	165,800	$15.90	79,050	$16.42
Vested	(49,000)	$7.06	(49,000)	$7.25
Nonvested at July 31, 2006	939,975	$13.10	465,975	$12.46

Stock Option Plan
The Company also has a stock option plan whereby shares were reserved for issuance to key employees and Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant. There were no grants of stock options in fiscal 2006 or 2005. At July 31, 2006, there were outstanding stock options to purchase 7,898 shares of Common Stock and 7,859 shares of Class A Common Stock and all stock options granted by the Company were fully vested; as such, future years will not reflect any option-related compensation expense under SFAS No. 123R unless additional stock options are granted.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During the nine months ended July 31, 2006, the Company issued 23,708 shares of Common Stock and 12,621 shares of Class A Common Stock through the Plan. At July 31, 2006, there remained 216,809 shares of Common Stock and 496,840 shares of Class A Common Stock available for issuance under the Plan.

(6) MORTGAGE NOTES RECEIVABLE

In January 2006, a mortgage note receivable in the principal amount of $707,000 was fully paid by the borrower. For financial reporting purposes, the mortgage note was recorded at a discounted amount which reflected the market rates at the time of acceptance of the note. Upon repayment of the note, the Company recorded a gain on the repayment of $102,000, which amount is included in other income in the accompanying consolidated statement of income in the nine months ended July 31, 2006.

(7) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the nine months ended July 31, 2005 adjusted to give effect to the acquisitions of two properties in fiscal 2005 and the issuance of Series D Preferred Stock as though these transactions were completed on November 1, 2004.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of the period nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

Nine months Ended
July 31, 2005

Pro forma revenues	$54,800

Pro forma income from continuing operations	$18,886

Pro forma income from continuing operations applicable to Common and Class A Common stockholders	$12,687

Pro forma basic shares outstanding:
Common and Common Equivalent	6,557
Class A Common and Class A Common Equivalent	18,278
Pro forma diluted shares outstanding:
Common and Common Equivalent	7,046
Class A Common and Class A Common Equivalent	18,898

Pro forma earnings per share from continuing operations:
Basic:
Common	$0.48
Class A Common	$0.52
Diluted:
Common	$0.47
Class A Common	$0.51

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

The Series B Preferred Stock and Series C Preferred Stock contain covenants, which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at July 31, 2006.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(9) COMMITMENTS AND CONTINGENCIES

At July 31, 2006, the Company had commitments of approximately $1 million for tenant related obligations.

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

(10) SUBSEQUENT EVENTS

On September 7, 2006, the Board of Directors of the Company declared cash dividends of $0.2025 for each share of Common Stock and $0.2250 for each share of Class A Common Stock. The dividends are payable on October 20, 2006 to shareholders of record on October 6, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our consolidated financial statements as of July 31, 2006 and 2005 and for the nine month and three month periods then ended. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

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

Executive Summary

The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Non core assets include office and retail buildings and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2006, the Company owned or had controlling interests in 37 properties containing a total of 3.7 million square feet of gross leasable area (“GLA”) of which approximately 97% was leased.

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

The amounts to be capitalized as a result of an acquisition and the periods over which the assets are depreciated or amortized are determined based on estimates as to fair value and the allocation of various costs to the individual assets. The Company allocates the cost of an acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its acquisitions. The valuation of the fair value of intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases. This market value is determined by considering factors such as the tenant’s industry, location within the property and competition in the specific region in which the property operates. Differences in the amounts attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage note receivable is impaired at July 31, 2006.

Liquidity and Capital Resources

At July 31, 2006, the Company had unrestricted cash and cash equivalents of $4.2 million compared to $26.5 million at October 31, 2005. The Company's sources of liquidity and capital resources include its cash and cash equivalents, bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

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

Net Cash Flows From:

Operating Activities

Net cash flows provided by operating activities amounted to $25.4 million in the nine months ended July 31, 2006, compared to $23.9 million in the comparable period of fiscal 2005. The changes in operating cash flows are primarily the result of the additional operating cash flows from new properties acquired in 2006 and 2005.
.
Investing Activities

Net cash flows used in investing activities were $20.2 million in the nine months ended July 31, 2006 compared to $72.3 million in the same period in fiscal 2005. The net cash flows in fiscal 2005 reflect the acquisitions of two retail properties for approximately $71.7 million and the sales of two properties for net proceeds of $17.8 million. Sale proceeds were used to purchase marketable securities in fiscal 2005. In fiscal 2006, the Company acquired three retail properties at an aggregate purchase price of $16.7 million. The Company also spent $4.0 million on property improvements and tenant costs in fiscal 2006 compared to $3.0 million in fiscal 2005.

Financing Activities

Net cash flows used in financing activities amounted to $27.5 million in fiscal 2006 and net cash flows provided by financing activities amounted to $35.5 million in 2005. In fiscal 2005, the Company borrowed $19.5 million under its bank lines of credit, which amounts were fully repaid during the year and received net proceeds of $59.4 million from sales of Series D Preferred Stock. Quarterly distributions paid to shareholders totaled $24.3 million during the first nine months in fiscal 2006 compared to $21.5 million for the same period in fiscal 2005. The increase in distributions reflects dividends paid on shares of Series D Preferred Stock issued in fiscal 2005.

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

Financings and Debt

In fiscal 2005 the Company publicly announced that its Board of Directors approved a share repurchase program of up to 500,000 shares, in the aggregate, of the Company’s Common and Class A Common Stock. The program does not have a specific expiration date and may be discontinued at any time. There is no assurance that the Company will repurchase the full amount of shares authorized. There were no repurchases of shares under this program in the first nine months of fiscal 2006. As of July 31, 2006, the Company repurchased a total of 3,600 shares of common stock and 41,400 shares of Class A Common Stock at an aggregate cost of $686,000.

In fiscal 2005, the Company sold 2,450,000 shares of 7.5% Series D Senior Cumulative Preferred Stock (“Series D Preferred Stock”) in a public offering for net proceeds of approximately $59.4 million. The Company utilized the net proceeds from the Series D Preferred Stock sales to repay all of its then outstanding revolving credit line indebtedness of $19.5 million and to fund the cash portion of the purchase price of properties acquired in fiscal 2006 and 2005.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

Mortgage notes payable of $104.9 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.3% at July 31, 2006. The mortgage loans are secured by sixteen properties with a net book value of $179.0 million and have fixed rates of interest ranging from 5.75% to 7.99%. In May 2006, the Company fully repaid a mortgage note payable in the principal amount of $4.975 million. There are no other mortgage notes which mature prior to fiscal 2007. The Company may refinance any or all of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million for a three year period ending in fiscal 2008. The secured credit line is available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. The secured revolving credit facility is collateralized by two properties having a net book value of $27.3 million at July 31, 2006. In May 2006, the Company borrowed $3 million under the secured revolving credit facility, which amount remained outstanding at July 31, 2006.

The Company also had an unsecured revolving line of credit with the same bank for $30 million. Effective June 30, 2006, the Company cancelled the unsecured credit line. There were no borrowings on this line of credit.

Off-Balance Sheet Arrangements

During the quarter ended July 31, 2006 the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the nine months ended July 31, 2006, the Company incurred approximately $4.0 million for capital expenditures which consisted of $1,435,000 for property improvements, $864,000 for tenant improvements and $1,778,000 for leasing commissions and tenant buyouts. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur approximately $3.8 million for anticipated capital improvements and leasing costs during the next twelve months. These expenditures are expected to be funded from operating cash flows or borrowings.

Acquisitions

The Company seeks to acquire properties (primarily shopping centers) located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York. In March 2006, the Company acquired three retail properties in its preferred region totaling 47,300 square feet of leasable space at an aggregate purchase price of $16.7 million (including closing costs).

Sales

In fiscal 2005, the Company sold two properties, in separate transactions, for sale prices totaling approximately $19 million and recorded gains on the sales of approximately $7.0 million. There were no sales of properties in fiscal 2006.

Non-Core Assets

In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company’s ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. There were no sales of non-core assets during the nine months ended July 31, 2006. At July 31, 2006, the three remaining non-core properties have a net book value of approximately $2.7 million.

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

FFO, as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the nine months and three months ended July 31, 2006 and 2005 (amounts in thousands).

	Nine months Ended		Three Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Net Income Applicable to Common and Class A Common Stockholders	$11,439	$20,198	$3,546	$5,086

Plus: Real property depreciation	7,571	6,747	2,561	2,414
Amortization of tenant improvements and allowances	1,877	1,717	728	515
Amortization of deferred leasing costs	436	456	137	159
Depreciation and amortization on discontinued operations	-	345	-	68
Less: Gains on sales of properties	-	(7,031)	-	(1,397)

Funds from Operations Applicable to Common and Class A Common Stockholders	$21,323	$22,432	$6,972	$6,845

Net Cash Provided by (Used in):
Operating Activities	$25,377	$23,936	$10,670	$7,490
Investing Activities	$(20,205)	$(72,334)	$(2,420)	$(28,572)
Financing Activities	$(27,483)	$35,480	$(10,465)	$25,421

FFO amounted to $21.3 million during the first nine months of fiscal 2006 compared to $22.4 million in fiscal 2005. The change in FFO is attributable to a slightly lower occupancy level compared to a year ago and a flattening of rental revenue growth in 2006. In addition FFO decreased due to higher general and administrative expenses and the effect of low yielding returns on the temporary investment of proceeds remaining from the sales of the Company’s Series D Preferred Stock in fiscal 2005. See discussion which follows.

Results of Operations

The following information summarizes the Company’s results of operations for the nine month and three month periods ended July 31, 2006 and 2005 (amounts in thousand):

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2006	2005	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$41,552	$38,656	$2,896	7.5%	$2,657	$239
Recoveries from tenants	13,216	12,392	824	6.6%	872	(48)
Interest and other	1,055	657	398	60.6%	n/a	n/a

Operating Expenses
Property operating	9,286	8,249	1,037	12.6%	732	305
Property taxes	7,602	6,763	839	12.4%	652	187
Interest	6,301	6,402	(101)	(1.6%)	322	(423)
Depreciation and amortization	9,949	8,918	1,031	11.6%	685	346
General and administrative	3,903	3,690	213	5.8%	n/a	n/a

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2006	2005	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$13,841	$13,206	$635	4.8%	$607	$28
Recoveries from tenants	4,112	3,682	430	11.7%	227	203
Interest and other	236	275	(39)	(14.2%)	n/a	n/a

Operating Expenses
Property operating	2,680	2,380	300	12.6%	248	52
Property taxes	2,610	2,304	306	13.3%	216	90
Interest	2,057	2,080	(23)	(1.1%)	86	(109)
Depreciation and amortization	3,447	3,081	366	11.9%	186	180
General and administrative	1,415	1,581	(166)	(10.5%)	n/a	n/a

Property Acquisitions:

Differences in results of operations between the nine months and three months ended July 31, 2006 and 2005 were driven largely by recent property acquisitions. In fiscal 2005, the Company acquired The Dock Shopping Center containing 269,000 square feet of gross leasable area (“GLA”) and Staples Plaza containing 200,000 square feet of GLA. These two properties accounted for substantially all of the changes attributable to property acquisitions in fiscal 2006. In March 2006 the Company acquired three retail properties aggregating 47,300 square feet. In connection with the acquisition of Staples Plaza the Company assumed at fair value a $8.5 million mortgage at a market rate of interest of 5.75% which increased interest expense by $322,000 and $86,000 during the nine months and three months ended July 31, 2006, respectively compared to same periods a year ago.

Properties Held in Both Periods:

Revenues

For the nine month period ended July 31, 2006, base rents from properties held in both periods increased $239,000 compared to the same period in fiscal 2005. Base rents increased principally from new leases and lease renewals signed during fiscal 2005. However, rental increases were impacted by an increase in tenant vacancies occurring during fiscal 2006. For the three months ended July 31, 2006, base rents from properties held in both periods was unchanged compared to the period a year ago. At July 31, 2006, the Company’s core properties were 96% leased, a decrease of approximately 1% from the year ago period. In the first nine months of fiscal 2006, the Company executed new leases or renewed leases comprising approximately 165,000 square feet of space. However, during the same period, leases comprising approximately 204,000 square feet of space expired. The Company is in discussions or negotiations to re-lease a majority of the currently vacant space.

In the nine month period ended July 31, 2006, recoveries from tenants from properties held in both periods (which represent reimbursements from tenants for operating expenses and property taxes) was unchanged compared to the same period in fiscal 2005. In the three month period ended July 31, 2006, recoveries from tenants from properties held in both periods increased by $203,000 due to an increase in recoverable expenses.

Interest and other income increased $398,000 during the nine month period ended July 31, 2006 from an increase in interest rates on short-term cash investments during the period and a gain of $102,000 from the repayment of a mortgage note receivable in fiscal 2006.

Operating Expenses

Operating expenses for properties held in both periods increased $305,000 in the nine months ended July 31, 2006 compared to a year ago due to an increase in snow removal and utility expenses. Property operating expenses were generally unchanged during the three months ended July 31, 2006 compared to the same period a year ago.

Property taxes for properties held in both periods increased in the nine months and three months ended July 31, 2006 by $187,000 and $90,000, respectively from higher real estate tax assessment rates at several of the Company’s properties during fiscal 2006.

Interest expense decreased $423,000 and $109,000 in the nine months and three months ended July 31, 2006 due to the repayment of mortgage notes payable of $4.975 million (May 2006) and $1.8 million (June 2005), and borrowings under the revolving credit lines of $19.5 million in 2005 at an average interest rate of 4.4% which increased interest expense by $208,000. Such borrowings were fully repaid during the second quarter of 2005. In fiscal 2006, the Company borrowed $3 million under its secured credit line at an interest rate of 6.6875%.

Depreciation and amortization expense from properties held in both periods increased $346,000 and $180,000 in the nine month and three month period ended July 31, 2006, respectively compared to corresponding periods in fiscal 2005 principally from the write off of unamortized tenant improvement costs of $319,000 and $189,000 in the nine month and three month periods ended July 31, 2006, respectively related to several tenants that vacated their space during fiscal 2006.

General and administrative expenses increased by $213,000 in the nine month period ended July 31, 2006 over the corresponding period in fiscal 2005 due to higher compensation expense from an increase in the number of employees of the Company and stock compensation expense from stock grants awarded in 2006. General and administrative expense decreased $166,000 in the three month period ended July 31, 2006 over the corresponding period in fiscal 2005 due to the recording of a compensation charge of $332,000 in the third quarter of fiscal 2005 under a deferred compensation arrangement with certain officers of the Company.

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

Prior to November 1, 2005, the grant date fair value of nonvested restricted stock awards was expensed over the explicit vesting periods. Such awards also provided for continued vesting after retirement. Upon adoption of SFAS No. 123R, the Company changed its policy for recognizing compensation expense for restricted stock awards to the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement. For nonvested restricted stock awards granted prior to the adoption of SFAS No.123R, the Company will continue to recognize compensation expense over the explicit vesting periods and accelerate any remaining unrecognized compensation cost when a participant actually retires. Had compensation expense for nonvested restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company’s net income in the nine month period ended July 31, 2006 would have increased by $414,000 and in the nine month period ended July 31, 2005, would have decreased by $859,000.

Consistent with the provisions of APB No.25, the Company recorded the fair value of nonvested restricted stock grants and an offsetting deferred compensation amount within stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. The Company reversed $8.2 million of restricted stock compensation included in stockholders equity as of November 1, 2005 representing the nonvested portions of restricted stock grants awarded prior to the effective date of SFAS No.123R. As of July 31, 2006, there was $10.6 million of restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. The remaining unamortized stock compensation is expected to be recognized over a weighted average period of 8 years. For the nine months ended July 31, 2006 and 2005 amounts charged to compensation expense totaled $1,493,000 and $1,200,000, respectively.

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

As of July 31, 2006, the Company had outstanding variable rate debt totaling $3,000,000. During the nine months ended July 31, 2006, the weighted average interest rate on outstanding variable rate debt during the period was approximately 6.9%. A hypothetical 1% increase in interest rates would have had an immaterial effect on the Company’s interest expense. The Company does not enter into derivative financial instrument transactions for speculative or trading purposes.

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

Changes in Internal Controls

During the quarter ended July 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2005, the Company’s Board of Directors approved a share repurchase program (“Program”) of up to 500,000 shares, in the aggregate, of the Company’s Common and Class A Common Stock. The Program does not have a specific expiration date and may be discontinued at any time. There were no purchases of either Common or Class A Common Stock under the Program during any month in the quarter ended July 31, 2006 and there is no assurance that the Company will repurchase the full amount of shares authorized. Any combination of either Common Stock or Class A Common Stock not exceeding 455,000 shares, in the aggregate, may yet be purchased under the Program.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ James R. Moore
James R. Moore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: September 8, 2006	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc.
pursuant to Section 906 of Sarbanes-Oxley Act of 2002