Form 10-K
period 2006-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2007-01-12
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-12803

URSTADT BIDDLE PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 863-8200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Class A Common Stock, par value $.01 per share	New York Stock Exchange

8.50 % Series C Senior Cumulative Preferred Stock	New York Stock Exchange

7.5 % Series D Senior Cumulative Preferred Stock	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐	No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2006 (price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter): Common Shares, par value $.01 per share $54,504,000; Class A Common Shares, par value $.01 per share $297,913,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 5, 2007 (latest date practicable): 7,741,241 Common Shares, par value $.01 per share, and 18,875,080 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 8, 2007 (certain parts as indicated herein) (Part III).

TABLE OF CONTENTS

Item No.		Page No.
PART I

1.	Business	4

1 A.	Risk Factors	9

1 B.	Unresolved Staff Comments	13

2.	Properties	14

3.	Legal Proceedings	15

4.	Submission of Matters to a Vote of Security Holders	15

PART II

5.	Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	16

6.	Selected Financial Data	18

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

7 A.	Quantitative and Qualitative Disclosures about Market Risk	26

8.	Financial Statements and Supplementary Data	27

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27

9 A.	Controls and Procedures, including Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm	27

9 B.	Other Information	30

PART III

10.	Directors and Executive Officers of the Registrant	30

11.	Executive Compensation	30

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31

13.	Certain Relationships and Related Transactions	31

14.	Principal Accountant Fees and Services	31

PART IV

15.	Exhibits and Financial Statement Schedules	32

16.	Signatures	59

PART I
Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933,as amended, and Section 21E of the Securities Exchange Act of 1934,as amended. Such statements can generally be identified by such words as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “seek”, “should”, “will” or variations of such words or other similar expressions and the negatives of such words. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company’s properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

Item 1. Business.

Organization

The Company, a Maryland Corporation, is a real estate investment trust engaged in the acquisition, ownership and management of commercial real estate. The Company was organized as an unincorporated business trust (the “Trust”) under the laws of the Commonwealth of Massachusetts on July 7, 1969. In 1997, the shareholders of the Trust approved a plan of reorganization of the Trust from a Massachusetts business trust to a corporation organized in Maryland. The plan of reorganization was effected by means of a merger of the Trust into the Company. As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company.

Tax Status - Qualification as a Real Estate Investment Trust

The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ended October 31, 1970. Pursuant to such provisions of the Code, a REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions regarding the nature of its income and assets will not be taxed on that portion of its taxable income which is distributed to its shareholders. Although the Company believes that it qualifies as a real estate investment trust for federal income tax purposes, no assurance can be given that the Company will continue to qualify as a REIT.

Description of Business

The Company's sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York. The Company's core properties consist principally of neighborhood and community shopping centers. The remaining properties include office buildings and industrial properties. The Company seeks to identify desirable properties for acquisition, which it acquires in the normal course of business. In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

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

At October 31, 2006, the Company owned or had an equity interest in thirty-seven properties comprised of neighborhood and community shopping centers, office buildings and industrial facilities located in eight states throughout the United States, containing a total of 3.7 million square feet of gross leasable area. For a description of the Company's individual investments, see Item 2-Properties.

Investment and Operating Strategy

The Company's investment objective is to increase the cash flow and consequently the value of its properties. The Company seeks growth through (i) the strategic re-tenanting, renovation and expansion of its existing properties, and (ii) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in its targeted geographic region. The Company may also invest in other types of real estate in the targeted geographic region. For a discussion of key elements of the Company’s growth strategies and operating policies, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company invests in properties where cost effective renovation and expansion programs, combined with effective leasing and operating strategies, can improve the properties’ values and economic returns. Retail properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants. In determining whether to proceed with a renovation or expansion, the Company considers both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation. The Company believes that certain of its properties provide opportunities for future renovation and expansion.

When evaluating potential acquisitions, the Company considers such factors as (i) economic, demographic, and regulatory conditions in the property’s local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property’s current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion or re-tenanting of the property; (viii) the property’s current expense structure and the potential to increase operating margins; and (ix) competition from comparable properties in the market area.

The Company may from time to time enter into arrangements for the acquisition of properties with unaffiliated property owners through the issuance of units of limited partnership interests in entities that the Company controls. These units may be redeemable for cash or for shares of the Company’s Common stock or Class A Common stock. The Company believes that this acquisition method may permit it to acquire properties from property owners wishing to enter into tax-deferred transactions. The Company is the general partner in a partnership that owns The Shoppes at Eastchester in Eastchester, New York. The limited partner contributed the property in exchange for Common, Class A and Preferred LP Units (partnership units) and is entitled to preferential distributions of cash flow from the property. The limited partner may exchange its Common and Class A Common LP units with the Company in exchange for shares of the Company’s Common Stock and Class A Common stock at any time on or prior to October 2007. However, the Company, at its option, may elect to redeem the partnership units for cash. The limited partner may also put its Preferred LP units to the Company for a fixed cash amount at any time prior to October 2007. The Company also has an option to redeem all of the partnership units for cash after October 2008. At October 31, 2006 there were 54,553 each of Common LP units, Class A Common LP units and Preferred LP units outstanding.

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties. Of the thirty-seven properties in the Company's portfolio, thirty-four properties are considered core properties consisting of twenty-nine retail properties and five office buildings (including the Company's executive headquarters). At October 31, 2006, these properties contained in the aggregate 3.2 million square feet of gross leasable area. The Company's core properties collectively had 501 tenants providing a wide range of products and services. Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants. At October 31, 2006, the core properties were 97% leased. The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year. Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

Two of the core properties in the Company’s portfolio are owned by partnerships in which the Company is the sole general partner.

No single tenant comprised more than 6.3% of the total annual base rents of the Company’s core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2006.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	3	6.3%
Bed, Bath, and Beyond	2	2.7%
Staples Inc.	3	2.4%
Toys ‘R’ Us	2	2.4%
Marshall’s	2	2.1%
ShopRite Supermarkets	2	2.1%
Christmas Tree Shops	1	1.8%
Big Y Foods	1	1.8%
Borders Inc	1	1.7%
The Sports Authority	1	1.5%
		24.8%

See Item 2 Properties for a complete list of the Company’s core properties.

The Company’s single largest real estate investment is its 90% interest in the Ridgeway Shopping Center (“Ridgeway”). Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid 1990’s. The property contains approximately 369,000 square feet of gross leasable space. It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2006, Ridgeway revenues represented approximately 14% of the Company’s total revenues and approximately 20% of the Company’s total assets at October 31, 2006. As of October 31, 2006, Ridgeway was approximately 95% leased. The property’s largest tenants (by base rent) are: The Stop & Shop Supermarket Company,a division of Ahold (20%) Bed, Bath and Beyond (15%), Marshall’s Inc., a division of the TJX Companies (10%), and L.A. Fitness International, LLC, (10%). No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2006 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent (%)
2007	3	7,050	$284,000	2.02%
2008	9	50,516	1,392,000	14.45%
2009	2	4,646	184,000	1.33%
2010	3	36,415	654,000	10.42%
2011	2	4,440	153,000	1.27%
2012	5	23,917	712,000	6.84%
2013	3	51,976	1,491,000	14.87%
2014	3	5,758	195,000	1.65%
2015	3	7,635	246,000	2.18%
2016	1	72,000	1,717,000	20.60%
Thereafter	4	85,210	1,763,000	24.37%

Total	38	349,563	$8,791,000	100%

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

Through this strategy, the Company seeks to update its property portfolio by disposing of properties which have limited growth potential and redeploying capital into properties in its target geographic region and product type where the Company’s management skills may enhance property values. The Company may engage from time to time in like-kind property exchanges, which allow the Company to dispose of properties and redeploy proceeds in a tax efficient manner.

At October 31, 2006, the Company's non-core properties consisted of one retail property totaling 126,000 square feet and two industrial facilities with a total of 447,000 square feet of gross leasable area (“GLA.”) The non-core properties collectively had 4 tenants and were 100% leased at October 31, 2006.

The retail property, located in Tempe, Arizona, is leased to two tenants. The leases obligate these tenants to pay all taxes, insurance, maintenance and other operating costs on their portion of the property leased during the term of the lease.

The two industrial facilities consist of automobile and truck parts distribution warehouses. The facilities are net leased to DaimlerChrysler Corporation under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

At October 31, 2006, the Company also held one fixed rate mortgage note with a net book value of $1,361,000.

Financing Strategy

The Company intends to continue to finance acquisitions and property improvements and/or expansions with the most advantageous sources of capital which it believes are available to the Company at the time, and which may include the sale of common or preferred equity through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, investments in real estate joint ventures and the reinvestment of proceeds from the disposition of assets. The Company’s financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, and (ii) minimizing its exposure to interest rate risk represented by floating rate debt.

Matters Relating to the Real Estate Business

The Company is subject to certain business risks arising in connection with owning real estate which include, among others, (1) the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants, (2) the possibility that such tenants will not renew their leases as they expire, (3) vacated anchor space affecting an entire shopping center because of the loss of the departed anchor tenant's customer drawing power, (4) risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates, (5) potential liability for unknown or future environmental matters, and (6) the risk of uninsured losses. Unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants. The Company believes that its shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by grocery stores, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods. For a discussion of various business risks, see Item 1A. Risk Factors.

Compliance with Governmental Regulations

The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations. Although potential liability could exist for unknown or future environmental matters, the Company believes that its tenants are operating in accordance with current laws and regulations.

Competition

The real estate investment business is highly competitive. The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies. In addition, the Company's properties are subject to local competitors from the surrounding areas. The Company does not consider its real estate business to be seasonal in nature. The Company's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where Company retail properties are located. The Company's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located. Leasing space to prospective tenants is generally determined on the basis of, among other things, rental rates, location, and physical quality of the property and availability of space.

Since the Company's industrial properties are net leased under long-term lease arrangements that are not due to expire in the next twelve months, the Company does not currently face any immediate competitive re-leasing pressures with respect to such properties.

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties and one non-core property. The Company's remaining non-core industrial properties are net leased to tenants under long-term lease arrangements, whereby the tenant is obligated to manage the property.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut. It occupies approximately 5,000 square feet in a two-story office building owned by the Company. The Company has 32 employees and believes that its relationship with its employees is good.

Company Website

All of the Company’s filings with the SEC, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the Company’s website at www.ubproperties.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These filings can also be accessed through the SEC’s website at www.sec.gov. Alternatively, the Company will provide paper copies of its filings (excluding exhibits) free of charge upon request to its shareholders or to anyone who requests them.

Code of Ethics and Whistleblower Policies

The Company’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Controller. The Board also adopted a Code of Business Conduct and Ethics applicable to all employees as well as a “Whistleblower Policy”. The Company will make paper copies of these documents available free of charge upon request to the Corporate Secretary of the Company.

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

Item 1A. Risk Factors

Risks related to our operations and properties

There are risks relating to investments in real estate and the value of our property interests depends on conditions beyond our control. Real property investments are illiquid and we may be unable to change our property portfolio on a timely basis in response to changing market or economic conditions. Yields from our properties depend on their net income and capital appreciation. Real property income and capital appreciation may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, zoning laws, weather, casualty losses and other factors beyond our control. Since substantially all of the Company’s income is rental income from real property, the Company’s income and cash flow could be adversely affected if a large tenant is, or a significant number of tenants are, unable to pay rent or if available space cannot be rented on favorable terms.

Operating and other expenses of our properties, particularly significant expenses such as interest, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location. Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, and Westchester and Putnam Counties, New York. For the year ended October 31, 2006, approximately 80% of our total revenues were from properties located in these three counties. Various factors may adversely affect a shopping center's profitability. These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment. These factors could have a more significant localized effect in the areas where our core properties are concentrated. Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results. As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

In addition, although we generally have invested between $5 million and $50 million per property, we have no limit on the size of our investments. The Company’s single largest real estate investment is its 90% interest in the Ridgeway Shopping Center (“Ridgeway”) located in Stamford, Connecticut. For the year ended October 31, 2006, Ridgeway revenues represented approximately 14% of the Company’s total revenues and approximately 20% of the Company’s total assets at October 31, 2006. The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

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

Similarly, if one or more of our anchor tenants goes bankrupt, we could experience material adverse consequences like those described above. Under bankruptcy law, tenants have the right to reject their leases. In the event a tenant exercises this right, the landlord generally may file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) or 15% of the rent remaining under the balance of the lease term, not to exceed three years. Actual amounts to be received in satisfaction of those claims will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors.

We face potential difficulties or delays in renewing leases or re-leasing space. We derive most of our income from rent received from our tenants. Although substantially all of our properties currently have favorable occupancy rates, we cannot predict that current tenants will renew their leases upon the expiration of their terms. In addition, we cannot predict if current tenants might attempt to terminate their leases prior to the scheduled expiration of such leases. If this occurs, we may not be able to promptly locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations. Even if tenants decide to renew their leases, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms.

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

Competition may adversely affect acquisition of properties and leasing operations. We compete for the purchase of commercial property with many entities, including other publicly traded REITs. Many of our competitors have substantially greater financial resources than ours. In addition, our competitors may be willing to accept lower returns on their investments. If our competitors prevent us from buying the properties that we have targeted for acquisition, we may not be able to meet our property acquisition and development goals. We may incur costs on unsuccessful acquisitions that we will not be able to recover. The operating performance of our property acquisitions may also fall short of our expectations, which could adversely affect our financial performance.

If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases. As a result, our results of operations and cash flow may be adversely affected. In addition, our tenants face increasing competition from internet commerce, outlet malls, discount retailers, warehouse clubs and other sources which could hinder our ability to attract and retain tenants and/or cause us to reduce rents at our properties.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk. We have incurred, and expect to continue to incur, indebtedness to advance our objectives. Our charter does not limit the amount of indebtedness we may incur, although we may not exceed a debt to capitalization ratio (as such terms are defined in the respective Articles Supplementary) of 0.55 to 1.00 without the consent of our Series B and Series C preferred stockholders. Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased net income, but at the same time creates risks. We use debt to fund investments only when we believe it will enhance our risk-adjusted returns. However, we cannot be sure that our use of leverage will prove to be beneficial. Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations. Incurring substantial debt may adversely affect our business and operating results by:

•	requiring us to use a substantial portion of our cash flow to pay interest, which reduces the amount available for distributions, acquisitions and capital expenditures;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility in response to changing business and economic conditions;
•
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

Prior to the acquisition of any property and from time to time thereafter, we obtain Phase I environmental reports and, when warranted, Phase II environmental reports concerning the Company’s properties. Based on these reports and on our ongoing review of our properties, as of the date of this Annual Report on Form 10-K, management of the Company is not aware of any environmental condition with respect to any of our property interests that we believe would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (a) the discovery of environmental conditions that were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of the Company’s properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

Risks Related to our Organization and Structure

We will be taxed as a regular corporation if we fail to maintain our REIT status. Since our founding in 1969, we have operated, and intend to continue to operate, in a manner that enables us to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are complex. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be completely within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains) each year. Our continued qualification as a REIT depends on our satisfaction of the asset, income, organizational, distribution and stockholder ownership requirements of the Internal Revenue Code on a continuing basis. At any time, new laws, interpretations or court decision may change the federal tax laws or the federal tax consequences of qualification as a REIT. If we fail to qualify as a REIT in any taxable year and do not qualify for certain Internal Revenue Code relief provisions, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, distributions to stockholders would not be deductible in computing our taxable income. Corporate tax liability would reduce the amount of cash available for distribution to stockholders which, in turn, would reduce the market price of our stock. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

We will pay federal taxes if we do not distribute 100% of our taxable income. To the extent that we distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

•	85% of our ordinary income for that year;
•	95% of our capital gain net income for that year; and
•	100% of our undistributed taxable income from prior years.

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
To qualify as a REIT under the Internal Revenue Code, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year. To preserve our REIT qualification, our charter generally prohibits any person from owning shares of any class with a value of more than 7.5% of the value of all of our outstanding capital stock and provides that:

•	a transfer that violates the limitation is void;
•	shares transferred to a stockholder in excess of the ownership limitation are automatically converted, by the terms of our charter, into shares of "Excess Stock;"
•	a purported transferee gets no rights to the shares that violate the limitation except the right to designate a transferee of the Excess Stock held in trust; and
•
the Excess Stock will be held by us as trustee of a trust for the exclusive benefit of future transferees to whom the shares of capital stock ultimately will be transferred without violating the ownership limitation.

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder. Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman and Chief Executive Officer, who beneficially owns 38.7% of our outstanding common stock and 1.4% of our outstanding Class A common stock as of the date of this Annual Report on Form 10-K. Such holdings represent approximately 34.6% of our outstanding voting interests. In addition, our directors and executive officers, as a group, hold approximately 52.0% of our outstanding voting interests through their beneficial ownership of our common stock and Class A common stock. The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

Certain provisions in our charter and bylaws and Maryland law may prevent or delay a change of control or limit our stockholders from receiving a premium for their shares. Among the provisions contained in our charter and bylaws and Maryland law are the following:

•	Our board of directors is divided into three classes, with directors in each class elected for three-year staggered terms.
•	Our directors may be removed only for cause upon the vote of the holders of two-thirds of the voting power of our common equity securities.
•	Our stockholders may call a special meeting of stockholders only if the holders of a majority of the voting power of our common equity securities request such a meeting in writing.
•
Any consolidation, merger, share exchange or transfer of all or substantially all of our assets must be approved by (a) a majority of our directors who are currently in office or who are approved or recommended by a majority of our directors who are currently in office (the "Continuing Directors") and (b) the holders of two-thirds of the voting power of our common equity securities.

•
Certain provisions of our charter may only be amended by (a) a vote of a majority of our Continuing Directors and (b) the holders of two-thirds of the voting power of our common equity securities. These provisions relate to the election, classification and removal of directors, the ownership limit and the stockholder vote required for certain business combination transactions.

•	The number of directors may be increased or decreased by a vote of our board of directors.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.   Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2006. Except as otherwise noted, all core properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT (1)	1997	1950	2002	369,000	13.6	38	95%	Stop & Shop Supermarket
Springfield, MA	1996	1970	1970	326,000	26.0	31	96%	Big Y Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	26	100%	ShopRite Supermarket
Stratford, CT	1988	1978	2005	269,000	29.0	18	98%	Stop & Shop Supermarket
Yorktown, NY	1997	1973	2005	200,000	16.4	9	100%	Staples
Danbury, CT	-	1989	1995	194,000	19.3	21	98%	Christmas Tree Shops
White Plains, NY	1994	1958	2003	185,000	3.5	10	100%	Toys “R” Us
Ossining, NY	2000	1978	1998	161,000	11.4	26	100%	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26.0	27	100%	Home Goods
Carmel, NY	1999	1983	1995	129,000	19.0	17	99%	ShopRite Supermarket
Wayne, NJ	1992	1959	1992	102,000	9.0	44	99%	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	7	97%	Linens ‘N Things
Darien, CT	1992	1955	1998	95,000	9.5	19	100%	Shaw’s Supermarket
Somers, NY	-	1991	1999	78,000	10.8	32	94%	CVS
Orange, CT	-	1990	2003	78,000	10.0	9	66%	Trader Joe’s Supermarket
Eastchester, NY (1)	2002	1978	1997	70,000	4.0	11	100%	Food Emporium (Division of A&P)
Ridgefield, CT	1999	1930	1998	51,000	2.1	43	93%	Chico’s
Rye, NY (4 buildings)	-	Various	2004	40,000	1.0	23	98%	Cosi
Westport, CT	-	1986	2003	39,000	3.0	10	100%	Pier One Imports
Ossining, NY	-	1975	2001	38,000	1.0	18	88%	Dress Barn
Danbury, CT	-	1988	2002	33,000	2.7	6	100%	Fortunoff, Sleepys’
Ossining, NY	2001	1981	1999	29,000	4.0	3	100%	Westchester Community College
Pelham, NY	-	1975	2006	26,000	1.0	9	100%	Gristede’s Supermarket
Queens, NY (2 buildings)	-	1960	2006	24,000	1.0	18	93%	Zaravshan, Huntington Dental
Somers, NY	-	1987	1992	19,000	4.9	12	100%	Putnam County Savings Bank
Office Properties:
Greenwich, CT (5 buildings)	-	various	various	59,000	2.8	14	89%	Greenwich Hospital
				3,167,000		501

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

At October 31, 2006, the Company's non-core properties consisted of one retail property containing 126,000 square feet and two industrial facilities with a total of 447,000 square feet of GLA. The non-core properties collectively had 4 tenants and were 100% leased at October 31, 2006.

The following table sets forth information concerning each non-core property at October 31, 2006. The non-core properties are 100% owned by the Company.

Location	Year Renovated	Year Completed	Year Acquired	Rentable Square Feet	Acres	# of Tenants	% Leased	Principal Tenant

Tempe, AZ	2000	1970	1970	126,000	8.6	2	100%	Mervyn's, Inc.

Dallas, TX	1989	1970	1970	255,000	14.5	1	100%	DaimlerChrysler Corporation

St. Louis, MO	2000	1970	1970	192,000	16.0	1	100%	DaimlerChrysler Corporation

				573,000		4

Total Portfolio				3,740,000		505

Lease Expirations - Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for leases in place as of October 31, 2006, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet

2007 (1)	121	375,000	10.35%
2008	55	387,000	10.69%
2009	62	387,000	10.70%
2010	49	272,000	7.52%
2011	53	447,000	12.36%
2012	44	545,000	15.06%
2013	25	127,000	3.51%
2014	28	106,000	2.93%
2015	27	199,000	5.51%
2016	19	229,000	6.32%
Thereafter	22	545,000	15.05%
Total	505	3,619,000	100.00%

(1)	Represents lease expirations from November 1, 2006 to October 31, 2007 and month-to-month leases.

Item 3 Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2006.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuers Purchases of Equity Securities.

(a) Market Information
Shares of Common stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and “UBA”, respectively. The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2006 and 2005 as reported on the New York Stock Exchange:

	Fiscal Year Ended October 31, 2006		Fiscal Year Ended October 31, 2005

Common shares:	Low	High	Low	High
First Quarter	$15.70	$17.73	$14.80	$16.46
Second Quarter	$16.22	$17.40	$14.71	$16.31
Third Quarter	$15.54	$16.76	$15.09	$17.59
Fourth Quarter	$15.50	$18.60	$15.75	$17.66

	Fiscal Year Ended October 31, 2006		Fiscal Year Ended October 31, 2005

Class A Common shares:	Low	High	Low	High
First Quarter	$15.60	$17.83	$15.72	$17.76
Second Quarter	$16.25	$18.40	$14.26	$16.64
Third Quarter	$15.58	$17.10	$15.05	$18.75
Fourth Quarter	$16.04	$19.44	$14.75	$18.72

(b) Approximate Number of Equity Security Holders

At January 5, 2007 (latest date available), there were 1,189 shareholders of record of the Company's Common Stock and 1,201 shareholders of record of the Class A Common stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2006 and 2005:

Dividends Paid Per:	Common Share			Class A Common Share
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non taxable Portion
January 20, 2006	$.2025	$.166	$.0365	$.225	$.184	$.041
April 21, 2006	$.2025	$.166	$.0365	$.225	$.184	$.041
July 21, 2006	$.2025	$.166	$.0365	$.225	$.184	$.041
October 20, 2006	$.2025	$.166	$.0365	$.225	$.184	$.041
	$.81	$.664	$.146	$.90	$.736	$.164

Dividends Paid Per:	Common Share			Class A Common Share
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non taxable Portion
January 17, 2005	$.20	$.171	$.029	$.22	$.188	$.032
April 15, 2005	$.20	$.171	$.029	$.22	$.188	$.032
July 15, 2005	$.20	$.171	$.029	$.22	$.188	$.032
October 21, 2005	$.20	$.171	$.029	$.22	$.188	$.032
	$.80	$.684	$.116	$.88	$.752	$.128

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969. During the fiscal year ended October 31, 2006, the Company made distributions to stockholders aggregating $0.81 per Common share and $0.90 per Class A Common share. On December 13, 2006, the Company’s Board of Directors approved the payment of a quarterly dividend payable January 19, 2007 to stockholders of record on January 5, 2007. The quarterly dividend rates were declared in the amounts of $0.2075 per Common share and $0.23 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge. As of October 31, 2006, 940,293 shares of Common Stock and 155,970 shares of Class A Common Stock have been issued under the DRIP.

(d)  Recent Sales of Unregistered Securities

None

(e)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In fiscal 2005, the Company’s Board of Directors approved a share repurchase program (“Program”) of up to 500,000 shares, in the aggregate, of the Company’s Common Stock and Class A Common Stock. The Program does not have a specific expiration date and may be discontinued at any time. There were no purchases of shares of either Common Stock or Class A Common Stock under the Program during any month in the fiscal year ended October 31, 2006 and there is no assurance that the Company will repurchase the full amount of shares authorized. Any combination of either shares of Common Stock or Class A Common Stock not exceeding 455,000 shares, in the aggregate, may yet be purchased under the Program.

Item 6. Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2006	2005	2004	2003	2002
Balance Sheet Data:
Total Assets	$451,350	$464,439	$394,917	$392,639	$353,562

Mortgage Notes Payable	$104,341	$111,786	$107,443	$104,588	$106,429

Redeemable Preferred Stock	$52,747	$52,747	$52,747	$52,747	$14,341

Operating Data:
Total Revenues	$73,249	$69,233	$61,393	$55,779	$38,924

Total Expenses and Minority Interest	$49,167	$46,468	$39,911	$37,531	$26,602

Income from Continuing Operations before Discontinued Operations	$25,032	$23,496	$21,969	$18,771	$13,205

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$.65	$.68	$.71	$.67	$.82
Common Stock	$.58	$.62	$.65	$.61	$.73

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$.63	$.66	$.71	$.66	$.80
Common Stock	$.57	$.60	$.64	$.60	$.71

Cash Dividends on:
Class A Common Stock	$.90	$.88	$.86	$.84	$.82
Common Stock	$.81	$.80	$.78	$.76	$.74
Total	$1.71	$1.68	$1.64	$1.60	$1.56

Other Data: (In thousands)

Year Ended October 31,	2006	2005	2004	2003	2002

Net Cash Flow Provided by (Used in):
Operating Activities	$35,429	$35,505	$30,744	$31,176	$18,532

Investing Activities	$(20,129)	$(61,348)	$(2,416)	$(69,818)	$(64,960)

Financing Activities	$(38,994)	$26,397	$(24,837)	$14,749	$59,023

Funds from Operations (Note 1)	$28,848	$29,355	$29,813	$27,964	$24,144

Note 1 : The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures. For a reconciliation of net income and FFO, see Management’s Discussion and Analysis on page 19. FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company’s operating performance. The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure. FFO is presented to assist investors in analyzing the performance of the Company. It is helpful as it excludes various items included in net income that are not indicative of the Company’s operating performance. However, comparison of the Company’s presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a further discussion of FFO, see Management’s Discussion and Analysis on page 19.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 7 contains certain forward-looking statements that within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Item 7 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Many of these risks are discussed in Item 1A. Risk Factors. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2006, the Company owned or had controlling interests in 37 properties containing a total of 3.7 million square feet of GLA of which approximately 97% was leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times. Primarily as a result of recent property acquisitions, the Company’s financial data shows increases in total revenues and expenses from period to period.

The Company focuses on increasing cash flow, and consequently the value of its properties, and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

Key elements of the Company’s growth strategies and operating policies are to:

▪	Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, and Westchester and Putnam Counties, New York
▪	Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
▪	Selectively dispose of non-core and underperforming properties and re-deploy the proceeds into properties located in the northeast region
▪	Increase property values by aggressively marketing available GLA and renewing existing leases
▪	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
▪	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
▪	Control property operating and administrative costs

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties. Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties is impaired at October 31, 2006.

Liquidity and Capital Resources
At October 31, 2006, the Company had unrestricted cash and cash equivalents of $2.8 million compared to $26.5 million at October 31, 2005. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2007 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2006, 2005 and 2004, net cash flow provided by operations amounted to $35.4 million, $35.5 million and $30.7 million, respectively. Cash dividends paid on common and preferred shares increased to $32.4 million in fiscal 2006 compared to $29.4 million in fiscal 2005 and $26.3 million in fiscal 2004.

The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from base rents under existing leases at its properties. The Company’s operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire. In either of these cases, the Company’s cash flow could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $35.4 million in fiscal 2006, compared to $35.5 million in fiscal 2005 and $30.7 million in fiscal 2004. The changes in operating cash flows were primarily due to increases in the net operating results generated from the Company’s properties and operating cash flows from new properties acquired during those periods. Operating cash flows included $814,000 in fiscal 2005 and $2,051,000 in fiscal 2004 from discontinued operations.

Investing Activities

Net cash flows used in investing activities were $20.1 million in fiscal 2006, $61.3 million in fiscal 2005 and $2.4 million in fiscal 2004. The net cash flows in each of these years were principally due to the acquisition of properties consistent with the Company’s strategic plan to acquire properties in the northeast. The Company acquired three retail properties in fiscal 2006, two shopping centers in fiscal 2005 and four retail properties in fiscal 2004. In fiscal 2005, the Company sold two properties. Sale proceeds were used to purchase properties in the northeast. In fiscal 2004, the Company sold investments in marketable investments to purchase real estate properties. The Company also invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities in fiscal 2006 and fiscal 2004 were $39.0 million and $24.8 million, respectively. Net cash flows provided by financing activities in fiscal 2005 were $26.4 million and reflect net proceeds of $59.4 million received from sales of preferred stock in that year. Net cash flows used in financing activities in each of the fiscal years 2006, 2005 and 2004 reflect distributions to its shareholders each year of $32.4 million in fiscal 2006, $29.4 million in fiscal 2005 and $26.3 million in fiscal 2004.

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

Financings and Debt

In fiscal 2005, the Company sold 2,450,000 shares of 7.5% Series D Senior Cumulative Preferred Stock (“Series D Preferred Stock”) in a public offering for net proceeds of $59.4 million. The proceeds were used to repay outstanding credit line indebtedness and to complete the purchase of certain properties acquired in fiscal 2005 and fiscal 2006.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. At October 31, 2006, the Company did not have any variable rate debt outstanding.

Mortgage notes payable of $104.3 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.27% at October 31, 2006. The mortgage loans are secured by sixteen properties with a net book value of $177.7 million and have fixed rates of interest ranging from 5.75% to 7.83%. In May 2006, the Company fully repaid a mortgage note in the principal amount of $4.975 million. The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

At October 31, 2006, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowings of up to $30 million. The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties. Interest on outstanding borrowings is at prime + 1/2% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility. The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes. During fiscal 2006 the Company borrowed and repaid $3 million under the secured credit line. There were no borrowings outstanding on October 31, 2006. The Company also had a $30 million unsecured line of credit (“Unsecured Credit Line”) arrangement with the same bank. During 2006, the Company terminated the Unsecured Credit Line. There were no borrowings outstanding on this credit line.

Contractual Obligations

The Company’s contractual payment obligations as of October 31, 2006, were as follows (amounts in thousands):

Payments Due by Period

	Total	2007	2008	2009	2010	2011	Thereafter
Mortgage notes payable	$104,341	$11,640	$61,255	$17,787	$5,499	$4,244	$3,916
Tenant obligations*	283	283	-	-	-	-	-
Total Contractual Obligations	$104,624	$11,923	$61,255	$17,787	$5,499	$4,244	$3,916

*Committed tenant-related obligations based on executed leases as of October 31, 2006.

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

Off-Balance Sheet Arrangements

During the years ended October 31, 2006 and 2005, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the year ended October 31, 2006, the Company incurred approximately $5.4 million for capital expenditures for property improvements, tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company expects to incur additional amounts for anticipated capital improvements and leasing costs in fiscal 2007. These expenditures are expected to be funded from operating cash flows or borrowings.

Acquisitions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York.

In January 2007, the Company acquired a retail property containing approximately 10,000 square feet of GLA for a purchase price of $3.7 million. The Company financed the purchase price from available cash.

In March 2006, the Company acquired three retail properties totaling 50,000 square feet of GLA at an aggregate purchase price of $16.6 million.

In fiscal 2005, the Company purchased Staples Plaza, a 200,000 square foot shopping center in Yorktown, New York for $28.5 million, including the assumption of a first mortgage loan. The Company also purchased The Dock, a 269,000 square feet of GLA shopping center located in Stratford, Connecticut for $51.1 million.

In fiscal 2004, the Company acquired four retail properties totaling 40,000 square feet of GLA for $11.0 million. In connection with the acquisition of three of the properties, the Company assumed mortgage loans totaling $4.7 million.

Sales of Properties

In fiscal 2005, the Company sold its Farmingdale, New York property for a sale price of $9.75 million. The proceeds were used to complete the acquisition of The Dock. The Company recorded a gain on the sale of approximately $5.6 million. The Company also sold an office building in Southfield, Michigan for a sale price of $9.2 million and recorded a gain on the sale of $1.4 million.

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive. There were no sales of non-core properties in fiscal 2006. At October 31, 2006, the three remaining non-core properties have a net book value of approximately $2.6 million.

Funds from Operations
The Company considers Funds from Operations (“FFO”) to be an additional measure of an equity REIT’s operating performance. The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with generally accepted accounting principles (“GAAP”) excluding gains or losses from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO, as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2006 (amounts in thousands).

	Year Ended October 31,
	2006	2005	2004
Net Income Applicable to Common and Class A Common Stockholders	$15,690	$23,976	$18,566

Plus: Real property depreciation	10,151	9,164	8,082
Amortization of tenant improvements and allowances	2,450	2,325	1,962
Amortization of deferred leasing costs	557	565	497
Depreciation and amortization on discontinued operations	-	345	706
Less: Gains on sales of properties	-	(7,020)	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$28,848	$29,355	$29,813

Net Cash Provided by (Used in):
Operating Activities	$35,429	$35,505	$30,744
Investing Activities	$(20,129)	$(61,348)	$(2,416)
Financing Activities	$(38,994)	$26,397	$(24,837)

FFO amounted to $28.8 million in fiscal 2006 compared to $29.4 million in fiscal 2005. The decrease in FFO in fiscal 2006 reflects an increase in operating income from properties owned during the period and recent property acquisitions offset by an increase in preferred stock dividends paid on the recently issued Series D Preferred Stock and the temporary investment of the remaining proceeds of the Series D Preferred stock sale into lower yielding short term investments. See discussion which follows.

Results of Operations

Fiscal 2006 vs. Fiscal 2005

The following information summarizes the Company’s results of operations for the year ended October 31, 2006 and 2005 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2006	2005	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$55,737	$52,149	$3,588	6.9%	$3,215	$373
Recoveries from tenants	17,029	16,506	523	3.2%	706	(183)

Expenses
Property operating	11,919	10,915	1,004	9.2%	570	434
Property taxes	10,298	9,245	1,053	11.4%	740	313
Interest	8,287	8,502	(215)	(2.5%)	322	(537)
Depreciation and amortization	13,243	12,054	1,189	9.9%	774	415
General and administrative	4,981	5,155	(174)	(3.4%)	n/a	n/a

Property Acquisitions:

The increase in revenues, property operating and property tax expenses in fiscal 2006 was largely the result of property acquisitions completed in fiscal 2006 and 2005. The Company acquired two properties totaling 469,000 square feet of GLA in fiscal 2005 and three properties totaling 50,000 square feet of GLA in fiscal 2006.

In connection with one acquisition in fiscal 2005, the Company assumed an $8.5 million first mortgage loan that increased interest expense in fiscal 2006 by $322,000.

Properties Held in Both Periods:

Revenues
Base rents from properties held in both periods increased $373,000 in fiscal 2006 compared to fiscal 2005. The increase in base rents from new leases and lease renewals signed during fiscal 2006 was impacted by an increase in unexpected tenant vacancies during the same period that lowered revenues by approximately $500,000. At October 31, 2006, the overall leased percentage of the Company’s core properties was 97%, a decline of 1% from a year ago. The Company executed new leases or renewed leases comprising 297,000 square feet of GLA during fiscal 2006.

Recoveries from tenants from properties held in both periods (which represent reimbursements from tenants for operating expenses and property taxes) decreased $183,000 in fiscal 2006 compared to the prior year due to slightly lower occupancy levels during fiscal 2006 which reduced the Company’s overall reimbursement recoveries by approximately $100,000.

The Company’s single largest real estate investment is the Ridgeway Shopping Center located in Stamford, Connecticut (which is owned by a consolidated joint venture in which the Company has a 90% controlling interest). Ridgeway’s revenues represented approximately $10.3 million or 14% of total revenues in fiscal 2006 compared to $10.6 million or 15.1% in fiscal 2005. At October 31, 2006, the property was 95% leased . No other property in the Company’s portfolio comprised more than 10% of the Company’s consolidated revenues in fiscal 2006.

Mortgage interest and other income in fiscal 2006 includes a gain of $102,000 from the repayment of a mortgage note receivable during the year.

Interest, dividends and other investment income increased by $219,000 in fiscal 2006 from higher rates of return earned on marketable securities and short-term investments during the period. Other investment income also includes gains on sales of marketable securities of $122,000 in fiscal 2006 compared to $70,000 in fiscal 2005.

Expenses
Property operating expenses for properties held in both periods increased by $434,000 in fiscal 2006 from an increase in certain property expense categories, particularly repairs and maintenance and utility expenses, that increased this component of expenses by approximately $800,000 in fiscal 2006. The increase in expenses in fiscal 2006 was offset by a decrease of approximately $300,000 in insurance and snow removal costs from fiscal 2005.

Property taxes for properties held in both periods increased by $313,000 or 3% in fiscal 2006 from higher real estate tax assessment rates at the Company’s properties.

Interest expense for properties held in both periods decreased $537,000 in fiscal 2006 principally from the repayment of mortgage notes payable and bank credit line borrowings in fiscal 2005 that were repaid later in the year.

Depreciation and amortization expense from properties held in both periods increased $415,000 in fiscal 2006, principally from the write off of unamortized tenant improvement costs of $319,000 related to several tenants that vacated the properties during the year.

General and administrative expenses (“G&A”) decreased by $174,000 in fiscal 2006 primarily from lower professional fees incurred in fiscal 2006 in connection with the Company’s internal controls assessment required by Section 404 of Sarbanes-Oxley Act which decreased G&A by $443,000 in 2006. The decrease in G&A was offset by higher employee compensation costs which increased this component of expense by $415,000 this year.

Fiscal 2005 vs. Fiscal 2004

Revenues
Rental revenues from base rents increased 11.4% to $52.1 million in fiscal 2005, as compared to $46.8 million in fiscal 2004. The net change in rentals resulted primarily from: (i) the additional base rents from properties acquired during 2005 and 2004 which increased base rents incrementally by $4.7 million in fiscal 2005 and (ii) an increase of $631,000 from new leasing and renewals of expiring leases at the Company’s core properties and generally at higher base rental rates compared to the expiring rental rates. During fiscal 2005, the Company leased or renewed 222,000 square feet of GLA at its core properties compared to 284,000 square feet in fiscal 2004. The Company also extended a triple net lease on its 255,000 square foot industrial property in Dallas Texas for an additional five year term at approximately the same effective rent as the existing lease on the property. At October 31, 2005, the Company’s core properties were 98% leased, a decrease of less than 1% from the end of fiscal 2004.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 20.9% to $16.5 million in fiscal 2005 compared to $13.7 million in fiscal 2004. The increase in recoveries from tenants is attributable to new properties in fiscal 2005 (which increased this component of revenue by $1.7 million) and an additional $1.2 million from properties owned in both years from higher operating expenses and real estate tax expenses in fiscal 2005 at most of the properties and higher overall tenant recovery rates on operating expenses and real estate taxes.

The Company recorded lease termination payments in satisfaction of former tenant lease obligations of $253,000 in fiscal 2005, compared to $577,000 in 2004. Fiscal 2004’s amounts included a payment of $312,000 received in settlement of a tenant bankruptcy.

Interest, dividends and other income increased by $244,000 in fiscal 2005 from an increase in the amount of short-term investments outstanding during the year higher investment yields. This component of income also includes gains on sales of securities which totaled $70,000 in fiscal 2005.

Expenses
Property operating expenses increased to $10.9 million or 18.1% in fiscal 2005 compared to $9.2 million in fiscal 2004. The increase in operating expenses reflected the incremental expense from property acquisitions which added additional operating expenses of $1.1 million in fiscal 2005. Operating expenses for properties owned in both periods increased by $626,000 from higher snow removal and repairs and maintenance costs.

Property taxes increased 15.2% to $9.2 million in fiscal 2005 from $8.0 million in fiscal 2004. Property taxes from recently acquired properties increased this component of expenses by $884,000 in fiscal 2005. Property taxes for properties owned in both periods increased by $336,000 from higher real estate tax assessment rates at several of the Company’s properties during the year.

Interest expense increased $389,000 in fiscal 2005 principally from the addition of mortgage notes payable assumed in connection with the acquisition of Staples Plaza (in fiscal 2005) and Rye Properties (in fiscal 2004). Interest expense also increased in fiscal 2005 from short-term borrowings of $19.5 million on the Company’s revolving credit lines. Borrowings of $17.5 million were used to complete the acquisition of a property earlier in the year. The borrowings were fully repaid during the second quarter of fiscal 2005.

Depreciation and amortization expense increased by $1.5 million in fiscal 2005. The increase is principally from property acquisitions in that year which increased this component of expense by $1.1 million in fiscal 2005.

General and administrative expenses increased by $1.7 million in fiscal 2005 from higher compensation costs from an increase in the number of employees of the Company and higher stock compensation charges, which increased compensation by approximately $600,000 in fiscal 2005; a charge of approximately $300,000 to record a deferred compensation arrangement at fair value; and approximately $678,000 in accounting fees incurred in connection with the Company’s internal controls assessment required by Section 404 of the Sarbanes-Oxley Act.

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

Consistent with the provisions of APB No. 25, the Company recorded the fair value of nonvested restricted stock grants and an offsetting deferred compensation amount within stockholders’ equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. The Company reversed $8.2 million of restricted stock compensation and additional paid in capital included in stockholders’ equity as of November 1, 2005 representing the nonvested portions of restricted stock grants awarded prior to the effective date of SFAS No.123R, resulting in no net impact on the balance of total stockholders’ equity. As of October 31, 2006, there was $10.1 million of restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. The remaining unamortized stock compensation is expected to be recognized over a weighted average period of 8 years. For the years ended October 31, 2006, 2005 and 2004 amounts charged to compensation expense totaled $2,007,000, $1,617,000 and $1,322,000 respectively.

Discontinued Operations
There were no sales of properties during 2006 or properties held for sale at October 31, 2006. Accordingly, there were no operating properties that were considered discontinued operations in fiscal 2006.

During fiscal 2005, the Company sold a shopping center in Farmingdale, New York for $9.75 million and an office building in Southfield, Michigan for $9.175 million. The shopping center was classified as a property held for sale at the end of fiscal 2004. Accordingly, the operating results for these properties were classified as discontinued operations in the accompanying consolidated statements of income for the two years ended October 31, 2005. In connection with the sales of the properties, the Company recorded gains on sales of properties of $7.0 million in fiscal 2005.

Revenues from discontinued operations were $1.7 million and $4.1 million for the years ended October 31, 2005 and 2004, respectively.

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

The following table sets forth the Company’s long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2006 (amounts in thousands, except weighted average interest rate):

For the years ended October 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$11,640	$61,255	$17,787	$5,499	$4,244	$3,916	$104,341	$105,599
Weighted average interest rate for debt maturing	7.55%	7.30%	7.06%	7.78%	7.25%	6.58%

During the year ended October 31, 2006, the weighted average interest rate on variable rate debt outstanding during the period was approximately 6.9%. A hypothetical increase of 1% in interest rates would have had an immaterial effect on the Company’s interest expense. At October 31, 2006, the Company had no outstanding variable rate debt.

The Company believes that its weighted average interest rate of 7.3% on its fixed rate mortgage note debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.

The Company has not planned, and does not plan, to enter into any derivative financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item, together with the reports of the Company's independent registered public accounting firms thereon and the supplementary financial information required by this Item are included under Item 15 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 24, 2006, the Audit Committee of the Company’s Board of Directors agreed, by resolution, to end the engagement of Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered public accounting firm as of the completion of the audit for the year ended October 31, 2005.

Ernst & Young’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended October 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended October 31, 2005 and 2004, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures; which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused them to make reference to the matter in their report. In addition, there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

The Company requested Ernst & Young to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated January 27, 2006 was filed as Exhibit 16.1 to Form 8-K filed on January 27, 2006.

Effective January 24, 2006, the Audit Committee of the Company engaged PKF, Certified Public Accountants, A Professional Corporation (“PKF”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the year ended October 31, 2006.

Item 9A.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(a) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting included policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance of the recording of all transactions necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and the proper authorization of receipts and expenditures in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of October 31, 2006.

PKF, Certified Public Accountants, A Professional Corporation, an independent registered public accounting firm that audited and reported on the Company’s 2006 consolidated financial statements included in this annual report, also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Urstadt Biddle Properties Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Urstadt Biddle Properties Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (3) receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Urstadt Biddle Properties Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Urstadt Biddle Properties Inc. as of October 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated January 11, 2007 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
January 11, 2007	Certified Public Accountants
A Professional Corporation

Item 9B.  Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 8, 2007 within the period required under the applicable rules of the Securities and Exchange Commission. The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	78	Chairman (since 1986) and Chief Executive Officer (since September 1989); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	45
President and Chief Operating Officer (since December 1996); Executive Vice President (March 1996 to December 1996); Senior Vice President - Management (June 1995 to March 1996); Vice President - Retail (April 1993 to June 1995).

James R. Moore	58
Executive Vice President and Chief Financial Officer (since March 1996); Senior Vice President and Chief Financial Officer (1989 to 1996); Treasurer (since December 1987); Secretary (1987 to 1999); Vice President-Finance and Administration (1987 to 1989).

Raymond P. Argila	58	Senior Vice President and Co-Counsel (since June 1990).

Thomas D. Myers	55	Senior Vice President, Co-Counsel and Secretary (since March 2006); Senior Vice President (since 2003); Secretary (since 2000); Vice President (1995-2003); Associate Counsel (1995-2006).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11. Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 8, 2007 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption "ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 8, 2007 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption “ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity Compensation Plan Information” of such Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 8, 2007 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 8, 2007 within the period required under the applicable rules of the Securities and Exchange Commission. The information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 37 are filed as part of this Annual Report.

2. Financial Statement Schedules --

The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 37 All other financial statement schedules are not applicable.

B.	Exhibits.

Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
(3).	Articles of Incorporation and By-laws

	3.1	(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit C of Amendment No. 1 to Registrant's Statement on Form S-4 (SEC File No. 333-19113)).

(b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 3, 1998 (SEC File No. 001-12803)).

(c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit A of Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 12, 1998 (SEC File No. 001-12803)).

(e)Articles Supplementary of the Company (incorporated by reference to Exhibit A of Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 12, 1998 (SEC File No. 001-12803)).

(f) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 (SEC File No. 333-107803)).

(g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

(h) Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(i) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

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

10.1
Form of Indemnification Agreement entered into between the Registrant and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)). [1]

10.2
Amended and Restated Change of Control Agreement between the Registrant and James R. Moore dated November 15, 1990 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1990 (SEC File No. 001-12803)). [1]

10.3
Amended and Restated Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 31, 1998 (incorporated herein by reference to Exhibit 10-1 of the Registrant's Current Report on Form 8-K dated November 5, 1998 (SEC File No. 001-12803)).

10.4
Agreement dated December 19, 1991 between the Registrant and Raymond P. Argila amending the Change of Control Agreement dated as of June 12, 1990 between the Registrant and Raymond P. Argila (incorporated herein by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991 (SEC File No. 001-12803)). [1]

10.5
Change of Control Agreement dated as of December 20, 1990 between the Registrant and Charles J. Urstadt (incorporated herein by reference to Exhibit 10.8 of the Registr-ant's Annual Report on Form 10-K for the year ended October 31, 1990 (SEC File No. 001-12803)). [1]

10.6
Amended and Restated HRE Properties Stock Option Plan (incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1991 (SEC File No. 001-12803)). [1]

10.6.1
Amendments to HRE Properties Stock Option Plan dated June 9, 1993 (incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K for the year ended October 31, 1995 (SEC File No. 001-12803)). [1]

10.6.2
Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options) (incorporated by reference to Exhibit 10.6.2 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

	10.7	Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (See File No. 333-64381).

10.8
Amended and Restated Change of Control Agreement dated as of November 6, 1996 between the Registrant and Willing L. Biddle (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1996 (SEC File No. 001-12803)). [1]

	10.10	Restricted Stock Plan (incorporated by reference to Exhibit B of Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (SEC File No. 333-19113)). [1]

10.10.1
Form of Supplemental Agreement with Restricted Stockholders (incorporated by reference to Exhibit 10.6.2 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)).

10.11
Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

10.12
Purchase and Sale Agreement, dated September 9, 1998, by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Registrant, as purchaser (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated September 23, 1998 (SEC File No. 001-12803)).

10.13
Subscription Agreement, dated January 8, 1998, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

10.14
Registration Rights Agreement, dated January 8, 1998, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

10.15
Waiver and Amendment of Registration Rights Agreement, dated as of April 16, 1999, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1999 (SEC File No. 001-12803)).

10.16
Amendment to Shareholder Rights Agreement dated as of September 22, 1999 between the Company and the Rights Agent (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1999 (SEC File No. 001-12803)).

10.17
Waiver and Amendment of Registration Rights Agreement dated as of September 14, 2001 by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2001 (SEC File No. 001-12803)).

10.18
Amended and Restated Restricted Stock Award Plan effective December 9, 1999 (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). [1]

10.19
Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). [1]

10.20
Promissory Note and Stock Pledge Agreement dated July 3, 2002 by Willing L. Biddle in favor of the Registrant (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002 (SEC File No. 001-12803)). [1]

10.21
Amended and Restated Restricted Stock Award Plan effective December 12, 2001 as approved by the Registrant’s stockholders on March 13, 2002 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002). [1]

10.22
Amended and Restated Restricted Stock Award Plan effective December 12, 2001 as approved by the Registrant’s stockholders on March 13, 2002 (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2002).

10.23
Registration Rights Agreement dated as of May 29, 2003 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (SEC File No. 333-107803)). [1]

10.24
Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 10, 2004 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)).

10.24.1	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors) effective as of November 1, 2006. [1]

10.24.2	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors) effective as of November 1, 2006. [1]

10.24.3	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employees) effective as of November 1, 2006. [1]

10.25
Excess Benefit and Deferred Compensation Plan effective as of January 1, 2005 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)).

10.26
Purchase and Sale Agreement between UB Railside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

10.27
Purchase and Sale Agreement between UB Dockside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

10.28
Underwriting Agreement between Urstadt Biddle Properties Inc. and Deutsche Bank Securities, Inc., dated April 7, 2005 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

10.29
Underwriting Agreement between Urstadt Biddle Properties Inc. and Deutsche Bank Securities, Inc., dated April 29, 2005 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

10.30
Underwriting Agreement between Urstadt Biddle Properties Inc. and Deutsche Bank Securities, Inc., dated June 2, 2005 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

[1] Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)	Subsidiaries.

	21.1	List of Company's subsidiaries

(23)	Consents of Experts.

	23.1	Consent of PKF, Certified Public Accountants, A Professional Corporation

	23.2	Consent of Ernst & Young LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by James R. Moore.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and James R. Moore.

	URSTADT BIDDLE PROPERTIES INC.
Item 15A.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2006 and 2005	38

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2006	39

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2006	40

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2006	41

	Notes to Consolidated Financial Statements	42

	Reports of Independent Registered Public Accounting Firms	54-55

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2006	56

IV	Mortgage Loans on Real Estate - October 31, 2006	58

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    URSTADT BIDDLE PROPERTIES INC.
    CONSOLIDATED BALANCE SHEETS
    (In thousands, except share data)

	October 31,
ASSETS	2006	2005

Real Estate Investments:
Core properties - at cost	$489,160	$468,444
Non-core properties - at cost	6,383	6,383
	495,543	474,827
Less: Accumulated depreciation	(77,258)	(65,253)
	418,285	409,574
Mortgage notes receivable	1,361	2,024
	419,646	411,598

Cash and cash equivalents	2,800	26,494
Restricted cash	589	1,200
Marketable securities	2,011	2,453
Tenant receivables	17,176	14,442
Prepaid expenses and other assets	4,484	4,526
Deferred charges, net of accumulated amortization	4,644	3,726
Total Assets	$451,350	$464,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage notes payable	$104,341	$111,786
Accounts payable and accrued expenses	1,785	3,991
Deferred compensation - officers	1,200	1,051
Other liabilities	5,503	4,699
Total Liabilities	112,829	121,527

Minority interests	5,318	5,318

Redeemable Preferred Stock, par value $.01 per share;
8.99% Series B Senior Cumulative Preferred Stock, (liquidation preference of $100 per share); 150,000 shares issued and outstanding	14,341	14,341
8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100 per share); 400,000 shares issued and outstanding	38,406	38,406
Total Preferred Stock	52,747	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
7,635,441 and 7,429,331 shares issued and outstanding	76	74
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,804,781 and 18,705,800 shares issued and outstanding	188	187
Additional paid in capital	262,024	267,365
Cumulative distributions in excess of net income	(42,400)	(35,007)
Accumulated other comprehensive income	618	499
Unamortized restricted stock compensation	-	(8,221)
Officer note receivable	(1,300)	(1,300)
Total Stockholders’ Equity	280,456	284,847
Total Liabilities and Stockholders’ Equity	$451,350	$464,439
The accompanying notes to consolidated financial statements are an integral part of these statements.

    URSTADT BIDDLE PROPERTIES INC.
    CONSOLIDATED STATEMENTS OF INCOME
    (In thousands, except per share data)

	Year Ended October 31,
	2006	2005	2004
Revenues
Base rents	$55,737	$52,149	$46,824
Recoveries from tenants	17,029	16,506	13,654
Lease termination income	75	253	577
Mortgage interest and other	408	325	338
	73,249	69,233	61,393

Expenses
Property operating	11,919	10,915	9,242
Property taxes	10,298	9,245	8,025
Depreciation and amortization	13,243	12,054	10,541
General and administrative	4,981	5,155	3,416
Directors' fees and expenses	250	258	207
	40,691	37,627	31,431

Operating Income	32,558	31,606	29,962
Non-Operating Income (Expense):
Interest expense	(8,287)	(8,502)	(8,113)
Interest, dividends and other investment income	950	731	487
Minority interests	(189)	(339)	(367)
Income from Continuing Operations before Discontinued Operations	25,032	23,496	21,969
Discontinued Operations:
Income from discontinued operations	-	469	1,346
Gains on sales of properties	-	7,020	-
Income from Discontinued Operations	-	7,489	1,346

Net Income	25,032	30,985	23,315
Preferred stock dividends	(9,342)	(7,009)	(4,749)

Net Income Applicable to Common and Class A Common Stockholders	$15,690	$23,976	$18,566

Basic earnings per share:
Per Common Share:
Income from continuing operations	$.58	$.62	$.65
Income from discontinued operations	$-	$.28	$.05
Net Income Applicable to Common Stockholders	$.58	$.90	$.70
Per Class A Common Share:
Income from continuing operations	$.65	$.68	$.71
Income from discontinued operations	$-	$.31	$.06
Net Income Applicable to Class A Common Stockholders	$.65	$.99	$.77

Diluted earnings per share:
Per Common Share:
Income from continuing operations	$.57	$.60	$.64
Income from discontinued operations	$-	$.27	$.05
Net Income Applicable to Common Stockholders	$.57	$.87	$.69

Per Class A Common Share:
Income from continuing operations	$.63	$.66	$.71
Income from discontinued operations	$-	$.30	$.05
Net Income Applicable to Class A Common Stockholders	$.63	$.96	$.76
Dividends per share:
Common	$.81	$.80	$.78
Class A Common	$.90	$.88	$.86
The accompanying notes to consolidated financial statements are an integral part of these statements.

    URSTADT BIDDLE PROPERTIES INC.
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (In thousands)

	Year Ended October 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$25,032	$30,985	$23,315
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization from continuing operations	13,243	12,054	10,541
Discontinued operations	-	(469)	(1,345)
Straight-line rent adjustments	(1,227)	(1,313)	(1,464)
Restricted stock compensation expense	2,007	1,617	1,322
Change in value of deferred compensation arrangement	71	305	-
Gains on sale of properties	-	(7,020)	-
Gain on repayment of mortgage note receivable	(102)	-	-
Minority interests	189	339	367
Increase in tenant receivables	(1,507)	(1,605)	(1,244)
Decrease in accounts payable and accrued expenses	(2,391)	(151)	(1,226)
Decrease (increase) in other assets and other liabilities, net	116	(35)	(1,487)
Increase in restricted cash	(2)	(16)	(86)

Net Cash Flow Provided by Continuing Operating Activities	35,429	34,691	28,693
Operating Cash from Discontinued Operations	-	814	2,051
Net Cash Flow Provided by Operating Activities	35,429	35,505	30,744

Cash Flows from Investing Activities:
Sales of marketable securities	561	255	7,323
Acquisitions of real estate investments	(16,628)	(71,710)	(6,625)
Acquisition of limited partner interests in consolidated joint venture	-	(2,078)	-
Improvements to properties and deferred charges	(5,251)	(5,319)	(2,822)
Net proceeds from sales of properties	-	17,758	-
Distributions to limited partners of consolidated joint ventures	(189)	(339)	(367)
Payments received on mortgage notes receivable	765	85	75
Refund of escrow funds	613	-	-

Net Cash Flow Used in Investing Activities	(20,129)	(61,348)	(2,416)

Cash Flows from Financing Activities:
Proceeds from revolving credit line borrowings	3,000	19,500	-
Repayments on revolving credit line borrowings	(3,000)	(19,500)	-
Net proceeds from issuance of Series D Preferred stock	-	59,380	-
Sales of additional shares of Common and Class A Common Stock	876	1,287	3,141
Principal repayments on mortgage notes payable	(7,445)	(4,173)	(1,826)
Dividends paid - Common and Class A Common Stock	(23,083)	(22,402)	(21,536)
Dividends paid - Preferred Stock	(9,342)	(7,009)	(4,749)
Repurchase of shares of Common and Class A Common Stock	-	(686)	-
Repayment of officer note receivable	-	-	133

Net Cash Flow (Used In) Provided by Financing Activities	(38,994)	26,397	(24,837)

Net (Decrease) Increase In Cash and Cash Equivalents	(23,694)	554	3,491
Cash and Cash Equivalents at Beginning of Year	26,494	25,940	22,449

Cash and Cash Equivalents at End of Year	$2,800	$26,494	$25,940
The accompanying notes to consolidated financial statements are an integral part of these statement.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock		Common Stock		Class A Common Stock		Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation and Officer Note Receivable	Total Stockholders’ Equity
	Issued	Amount	Issued	Amount	Issued	Amount
Balances - October 31, 2003	-	$-	6,817,771	$68	18,548,453	$185	$258,296	$(33,611)	$-	$(5,262)	$219,676
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	18,566	-	-	18,566
Unrealized gains in marketable securities									472	-	472
Total comprehensive Income											19,038
Cash dividends paid :
Common stock ($.78 per share)	-	-	-	-	-	-	-	(5,516)	-	-	(5,516)
Class A common stock ($.86 per share)								(16,020)	-	-	(16,020)
Issuance of shares under dividend reinvestment plan	-	-	181,720	2	18,306	-	2,843	-	-	-	2,845
Shares issued under restricted stock plan	-	-	175,500	2	58,625	1	3,245	-	-	(3,248)	-
Amortization of restricted stock compensation	-	-								1,322	1,322
Exercise of stock options	-	-	15,000	-	23,624	-	296	-	-	-	296
Repayment of notes receivable from officers	-	-	-	-	-	-	-	-	-	133	133
Balances - October 31, 2004	-	-	7,189,991	72	18,649,008	186	264,680	(36,581)	472	(7,055)	221,774
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	23,976	-	-	23,976
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	27	-	27
Total comprehensive income											24,003
Cash dividends paid :
Common stock ($.80 per share)	-	-	-	-	-	-	-	(5,918)	-	-	(5,918)
Class A common stock ($.88 per share)	-	-	-	-	-	-	-	(16,484)	-	-	(16,484)
Issuance of shares under
dividend reinvestment plan	-	-	59,390	-	15,767	-	1,186	-	-	-	1,186
Shares issued under restricted stock plan	-	-	175,800	2	75,675	1	4,080	-		(4,083)	-
Amortization of restricted stock
compensation and other adjustment	-	-	-	-	-	-	(125)	-	-	1,617	1,492
Exercise of stock options	-	-	7,750	-	6,750	-	100	-	-	-	100
Repurchases of Common and Class A Common shares	-	-	(3,600)	-	(41,400)	-	(686)				(686)
Issuance of Series D Preferred Stock	2,450,000	61,250	-	-	-	-	(1,870)	-	-	-	59,380
Balances - October 31, 2005	2,450,000	61,250	7,429,331	74	18,705,800	187	267,365	(35,007)	499	(9,521)	284,847
Reversal of unamortized stock compensation upon adoption of SFAS No. 123R	-	-	-	-	-	-	(8,221)	-	-	8,221	-
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	15,690	-	-	15,690
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	119	-	119
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	15,809
Cash dividends paid :
Common stock ($0.81 per share)	-	-	-	-	-	-	-	(6,168)	-	-	(6,168)
Class A common stock ($0.90 per share)	-	-	-	-	-	-	-	(16,915)	-	-	(16,915)
Issuance of shares under dividend
reinvestment plan	-	-	30,810	-	15,431	-	769	-	-	-	769
Exercise of stock options	-	-	9,500	-	4,500	-	107	-	-	-	107
Shares issued under restricted stock plan	-	-	165,800	2	79,050	1	(3)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	2,007	-	-	-	2,007
Balances - October 31, 2006	2,450,000	$61,250	7,635,441	$76	18,804,781	$188	$262,024	$(42,400)	$618	$(1,300)	$280,456
The accompanying notes to consolidated financial statements are an integral part of these statements

Urstadt Biddle Properties Inc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2006

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (“REIT”), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other assets include office and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2006, the Company owned or had interests in 37 properties containing a total of 3.7 million square feet of leasable area.

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

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectibility of tenant and notes receivable. Actual results could differ from these estimates.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT that among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed. The Company believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2006 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

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

Upon the acquisition of real estate, the Company assesses the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in place leases and other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.” The Company allocates the purchase price to the acquired assets and assumed liabilities based on their relative fair values. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases. The value of in-place leases are amortized over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is expensed.

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

Property Held for Sale
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires, among other things, that the assets and liabilities and the results of operations of the Company’s properties that have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements. The Company classifies properties as held for sale that are under contract for sale and are expected to be sold within the next twelve months.

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,595,000 and $2,292,000 as of October 31, 2006 and 2005, respectively.

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

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2006 and 2005, approximately $9,278,000 and $8,051,000 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts received by the Company from its tenants are recognized as income in the period received. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2006 and 2005, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $1,561,000 and $1,409,000 respectively. During the years ended October 31, 2006, 2005 and 2004, the Company provided $200,000, $90,000 and $68,000, respectively, for uncollectible amounts.

Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than three months.

Restricted Cash
Restricted cash consists of those tenant security deposits and replacement and other reserves required by agreement with certain of the Company’s mortgage lenders for property level capital requirements which are required to be held in separate bank accounts.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity. For the years ended October 31, 2006 and 2005, gains on sales of marketable securities, determined based on specific identification amounted to $122,000 and $70,000 (none in fiscal 2004).

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities. At October 31, 2006 and 2005, other comprehensive income consists of net unrealized gains on marketable securities of $618,000 and $499,000, respectively. Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair values because of the short term nature of these instruments.

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2006 and 2005, the estimated aggregate fair value of the mortgage notes receivable was $1,093,000 and $1,962,000, respectively.

The estimated fair value of mortgage notes payable was $105,600,000 and $114,500,000 at October 31, 2006 and 2005, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

Earnings Per Share
The Company calculates basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted average number of Common shares and Class A Common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company. Since the cash dividends declared on the Company’s Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the “two-class” method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	2006	2005	2004
Numerator
Net income applicable to common stockholders - basic	$3,871	$5,902	$4,488
Effect of dilutive securities:
Operating partnership units	220	281	192
Net income applicable to common stockholders - diluted	$4,091	$6,183	$4,680
Denominator
Denominator for basic EPS-weighted average common shares	6,662	6,566	6,414
Effect of dilutive securities:
Stock options and awards	482	446	351
Operating partnership units	55	55	55
Denominator for diluted EPS - weighted average common equivalent shares	7,199	7,067	6,820

Numerator
Net income applicable to Class A common stockholders - basic	$11,819	$18,074	$14,078
Effect of dilutive securities:
Operating partnership units	-	58	175
Net income applicable to Class A common stockholders - diluted	$11,819	$18,132	$14,253

Denominator
Denominator for basic EPS - weighted average Class A common shares	18,312	18,280	18,248
Effect of dilutive securities:
Stock options and awards	306	314	278
Operating partnership units	55	246	310
Denominator for diluted EPS - weighted average Class A common
equivalent shares	18,673	18,840	18,836

Stock Based Compensation
Prior to November 1, 2005, the Company accounted for its stock based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No.25”) , and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”) , using the modified-prospective-transition method. Under that transition method, compensation expense is recognized for all share-based payments granted subsequent to November 1, 2005, based on the fair value of the stock awards less estimate forfeitures in accordance with the provisions of SFAS No. 123R. The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

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

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of this statement.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides guidance on how registrants should quantify financial statement misstatements. SAB 108 provides for the quantification of the impact of correcting all misstatements, including the effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though immaterial to the prior year financial statements. Corrections to prior year financial statements for immaterial errors would not require previously filed reports to be amended; such corrections would be made in the current period filings. SAB 108 is effective for fiscal years ending after November 15, 2006. The impact of adopting SAB 108 is not expected to have a material effect on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the change or the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(2) REAL ESTATE INVESTMENTS

The Company’s investments in real estate, net of depreciation, were composed of the following at October 31, 2006 and 2005 (in thousands):

	Core Properties	Non-Core Properties	Mortgage Notes Receivable	2006 Totals	2005 Totals
Retail	$407,969	$1,717	$1,361	$411,047	$402,620
Office	7,391	-	-	7,391	7,550
Industrial	-	904	-	904	1,124
Undeveloped Land	304	-	-	304	304
	$415,664	$2,621	$1,361	$419,646	$411,598

The Company’s investments at October 31, 2006, consisted of equity interests in 37 properties, which are located in various regions throughout the United States and one mortgage note receivable. The Company’s primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties. Since a significant concentration of the Company’s properties are in the northeast, market changes in this region could have an effect on the Company’s leasing efforts and ultimately its overall results of operations. The following is a summary of the geographic locations of the Company’s investments at October 31, 2006 and 2005 (in thousands):

	2006	2005
Northeast	$415,664	$407,184
Midwest	602	696
Southwest	3,380	3,718
	$419,646	$411,598

(3) CORE PROPERTIES

The components of core properties were as follows (in thousands):

	2006	2005
Land	$90,532	$87,066
Buildings and improvements	398,628	381,378
	489,160	468,444
Accumulated depreciation	(73,496)	(61,872)
	$415,664	$406,572

Space at the Company’s core properties is generally leased to various individual tenants under short and intermediate term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases totaling $328,876,000 become due as follows: 2007 -$51,866,000; 2008 - $46,161,000; 2009 - $40,998,000; 2010 - $36,104,000; 2011 - $30,989,000 and thereafter - $122,758,000.

Certain of the Company’s leases provide for the payment of additional rent based on a percentage of the tenant’s revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2006.

In June 2006, the Company made a payment of $1.5 million to a tenant at its Towne Centre at Somers Shopping Center in exchange for the tenant’s agreement to terminate its lease. The termination permitted the Company to enter into a new lease with an unrelated tenant for the vacated space. The Company accounts for the termination payment as a lease incentive and amortizes the payment over the new lease term of twenty years.

Owned Properties
In March 2006, the Company acquired three retail properties totaling 50,000 square feet of gross leasable space (“GLA”) located in Pelham, New York and Queens, New York (“Pelham Properties”). The three properties were acquired for an aggregate purchase price of $16.6 million.

In fiscal 2005, the Company acquired The Dock Shopping Center (“The Dock”) (269,000 square feet of GLA) , for $51.1 million and Staples Plaza (“Staples Plaza”) (200,000 square feet of GLA) for a purchase price of $28.5 million, including the assumption of a first mortgage loan at its estimated fair value of $8.5 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2005 consolidated statement of cash flows.

In fiscal 2004, the Company acquired four retail properties (“Rye Properties”) totaling 40,000 square feet of GLA for total consideration of $11.0 million including the assumption of three mortgage loans at their estimated fair values totaling $4.7 million. The assumption of the mortgage loans represent non-cash financing activities and are therefore not included in the accompanying 2004 consolidated statement of cash flows.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets, (consisting of land, buildings and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with SFAS No. 141 “Business Combinations”. The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant”. The fair value reflects the depreciated replacement cost of the asset. In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above. The above-market and below-market lease intangibles are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to the lease would be immediately recognized in operations.

During fiscal 2006, the Company completed its evaluation of the acquired leases at Staples Plaza and the Pelham Properties. As a result of its evaluations, the Company has allocated a total of $770,000 to a liability associated with the net fair value assigned to the acquired leases at the properties, which amount represents a non-cash investing activity and is therefore not included in the accompanying 2006 consolidated statement of cash flows.

For the years ended October 31, 2006, 2005 and 2004 the net amortization of above-market and below-market leases amounted to $211,000, $449,000 and $20,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2006, the Company incurred costs of approximately $5.4 million related to capital improvements to its properties and leasing costs.

Consolidated Joint Ventures
The Company is the general partner in a partnership that owns The Shoppes at Eastchester in Eastchester, New York. The limited partner contributed the property in exchange for Common, Class A and Preferred LP Units (partnership units) and is entitled to preferential distributions of cash flow from the property. The limited partner may exchange its Common and Class A Common LP units with the Company in exchange for shares of the Company’s Common Stock and Class A Common stock at any time on or prior to October 2007. However, the Company, at its option, may elect to redeem the partnership units for cash. The limited partner may also put its Preferred LP units to the Company for a fixed cash amount at any time prior to October 2007. The Company also has an option to redeem all of the partnership units for cash after October 2008. At October 31, 2006 there were 54,553 each of Common LP units, Class A Common LP units and Preferred LP units outstanding.

The Company is the general partner in a partnership that owns the Ridgeway Shopping Center in Stamford, Connecticut. The partners are entitled to receive an annual cash preference payable from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any. The limited partners’ cash preferences are paid after the general partner’s preferences are satisfied. The balance of available cash, if any, is distributed in accordance with the respective partners’ interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners’ interests. The partners are not obligated to make any additional capital contributions to the partnership. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 for a period ending in June 2007.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). The SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The FASB deferred the classification and measurement provisions of SFAS No. 150 that apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has one finite life joint venture which contains a mandatory redeemable non-controlling interest. At October 31, 2006 the estimated fair value of the minority interest was approximately $3.3 million. The joint venture has a termination date of December 31, 2097.

The limited partner interests are reflected in the accompanying consolidated financial statements as Minority Interests.

(4) NON-CORE PROPERTIES

At October 31, 2006, the non-core properties consist of two industrial properties and one retail property located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company’s objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

	2006	2005
Land	$943	$943
Buildings and improvements	5,440	5,440
	6,383	6,383
Accumulated depreciation	(3,762)	(3,381)
	$2,621	$3,002

Minimum rental payments on non-cancelable operating leases of the non-core properties totaling $11,227,000 become due as follows:
2007 - $2,468,000; 2008 - $2,311,000; 2009 - $2,027,000; 2010 - $2,027,000; 2011 - $1,422,000 and thereafter $972,000.

(5) DISCONTINUED OPERATIONS

In fiscal 2005, the Company sold its retail property in Farmingdale, New York for a sales price of $9.75 million and an office building in Southfield, Michigan for a sales price of $9.2 million. The Company recorded aggregate gains on the sales of $7.0 million in fiscal 2005.

The operating results for the two properties sold in fiscal 2005 have been classified as discontinued operations in the accompanying consolidated financial statements for fiscal 2005 and fiscal 2004. Revenues from discontinued operations were $1.7 million and $4.1 million for the years ended October 31, 2005, and 2004, respectively.

(6) MORTGAGE NOTES RECEIVABLE

At October 31, 2006 mortgage notes receivable consisted of one fixed rate mortgage with a contractual interest rate of 9%. The mortgage note is secured by a retail property. Interest is recognized on the effective yield method. The mortgage note is recorded at a discounted amount which reflects the market interest rate at the time of acceptance of the note. At October 31, 2006 the unamortized discount was $168,000.

In January 2006, a mortgage note receivable in the principal amount of $707,000 was fully paid by the borrower. Upon repayment of the note, the Company recorded a gain on the repayment of $102,000, which amount is included in other income in the accompanying consolidated statement of income in the year ended October 31, 2006.

At October 31, 2006, principal payments on the remaining mortgage note receivable becomes due as follows: 2007 - $82,000; 2008 - $90,000; 2009 - $98,000; 2010 - $108,000; 2011 - $118,000 and thereafter - $1,033,000.

(7) MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

At October 31, 2006, mortgage notes payable are due in installments over various periods to fiscal 2012 at effective rates of interest ranging from 5.75% to 7.83% and are collateralized by real estate investments having a net carrying value of $177,696,000.

Combined aggregate principal maturities of mortgages notes payable during the next five years and thereafter are as follows: (in thousands)

	Scheduled Amortization	Principal Repayments	Total
2007	$2,529	$9,111	$11,640
2008	1,269	59,986	61,255
2009	680	17,107	17,787
2010	344	5,155	5,499
2011	301	3,943	4,244
Thereafter	131	3,785	3,916
	$5,254	$99,087	$104,341

At October 31, 2006, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowings of up to $30 million. The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties. Interest on outstanding borrowings is at prime + 1/2% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility. The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

During fiscal 2006 the Company borrowed and repaid $3 million under the secured credit line. There were no borrowings outstanding on October 31, 2006.

The Company also had a $30 million unsecured line of credit (“Unsecured Credit Line”) arrangement with the same bank. During 2006, the Company terminated the Unsecured Credit Line. There were no borrowings outstanding on this credit line during the year.

Interest paid in the years ended October 31, 2006, 2005, and 2004 was approximately $8.5 million, $8.5 million and $8.1 million , respectively.

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

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders’ shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments since a change in control is not certain to occur.

The Series B Preferred Stock and Series C Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at October 31, 2006 and 2005.

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock. At October 31, 2006 and 2005, the Company had issued and outstanding 150,000 shares of Series B Preferred Stock, 400,000 shares of Series C Preferred Stock and 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 9).

(9) STOCKHOLDERS’ EQUITY

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

The Company has a Dividend Reinvestment and Share Purchase Plan as amended (the “DRIP”), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During fiscal 2006, the Company issued 30,810 shares of Common Stock and 15,431 shares of Class A Common Stock (59,390 shares of Common Stock and 15,767 shares of Class A Common Stock in fiscal 2005) through the DRIP. As of October 31, 2006, there remained 209,707 shares of common stock and 494,030 shares of Class A common stock available for issuance under the DRIP.

The Company has a stockholder rights agreement that expires on November 12, 2008. The rights are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% (“Acquiring Person”) or more of the combined voting power of the Company’s Common Shares, or announces an offer, the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to two times the exercise price of the right.

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

The Company’s articles of incorporation provide that if any person acquires more than 7.5% of the aggregate value of all outstanding stock, except, among other reasons, as approved by the Board of Directors, such shares in excess of this limit automatically shall be exchanged for an equal number of shares of Excess Stock. Excess Stock has limited rights, may not be voted and is not entitled to any dividends.

In fiscal 2005, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate. As of October 31, 2006, the Company had repurchased 3,600 shares of Common Stock and 41,400 shares of Class A Common Stock. There were no repurchases of shares during fiscal 2006.

(10) STOCK COMPENSATION AND OTHER BENEFIT PLANS

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

Consistent with the provisions of APB No.25, the Company recorded the fair value of nonvested restricted stock grants and an offsetting unamortized restricted stock compensation amount within stockholders equity. Under SFAS No.123R an equity instrument is not considered to be issued until the instrument vests. Accordingly, the Company reversed $8,221,000 of unamortized restricted stock compensation and additional paid in capital included in stockholders’ equity as of November 1, 2005 representing the nonvested portions of restricted stock grants awarded prior to the effective date of SFAS No.123R resulting in no net impact on the balance of total stockholders’ equity.

In January 2006, the Company awarded 165,800 shares of Common Stock and 79,050 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants was $3.9 million. As of October 31, 2006, there remained a total of $10.1 million of unrecognized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 8 years. For the years ended October 31, 2006, 2005, and 2004 amounts charged to compensation expense totaled $2,007,000, $1,617,000 and $1,322,000 respectively. Had compensation expense for nonvested restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company’s income from continuing operations in the three year period ended October 31, 2006 would have been as follows (amounts in thousands, except per share):

	Year Ended October 31,
	2006	2005	2004
Income from continuing operations, as reported	$15,690	$16,487	$17,220

Adjustment to compensation expense had SFAS No. 123R been adopted prior to November 1, 2005	551	(732)	(718)
Pro forma income from continuing operations	$16,241	$15,755	$16,502

Pro forma earnings per share from continuing operations:
Basic:
Common share	$.60	$.59	$.62
Class A Common share	$.67	$.65	$.69
Diluted:
Common share	$.59	$.58	$.61
Class A Common share	$.65	$.64	$.67

A summary of the status of the Company’s nonvested restricted stock awards as of October 31, 2006, and changes during the year ended October 31, 2006 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at November 1, 2005	823,175	$12.19	435,925	$11.16
Granted	165,800	$15.90	79,050	$16.42
Vested	(49,000)	$7.06	(49,000)	$7.25
Nonvested at October 31, 2006	939,975	$13.10	465,975	$12.46

Stock Option Plan
The Company also has a stock option plan whereby shares of Common Stock and Class A Common Stock were reserved for issuance to key employees and Directors of the Company. Options are granted at fair market value on the date of the grant, have a duration of ten years from the date of grant, and vest over a maximum period of four years from the date of grant. There were no grants of stock options in each of the three years ended October 31, 2006. At October 31, 2006, there were outstanding stock options to purchase 7,898 shares of Common Stock and 7,859 shares of Class A Common Stock and all stock options granted by the Company were fully vested; as such, future years will not reflect any option-related compensation expense under SFAS No. 123R unless additional stock options are granted. As of October 31, 2006 options to purchase 2,406 shares of Class A Common Stock (and no shares of Common Stock) were available for future grant.

In December 2006, the Board of Directors approved the termination of the stock option plan.

A summary of stock option transactions during the three years ended October 31, 2006 is as follows:

Year ended October 31	2006		2005		2004
Common Stock:	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Number of Shares	Weighted Average Exercise Prices

Balance at beginning of period	17,398	$8.05	25,148	$7.70	55,876	$7.62
Granted	-	-	-	-	-	-
Exercised	(9,500)	$7.66	(7,750)	$6.91	(15,000)	$7.29
Canceled/Forfeited	-	-	-	-	(15,728)	$7.27
Balance at end of period	7,898	$8.52	17,398	$8.05	25,148	$7.70
Exercisable	7,898		17,398		25,148

Class A Common Stock:

Balance at beginning of period	12,359	$8.34	19,109	$7.85	42,733	$7.83
Granted	-	-	-	-	-	-
Exercised	(4,500)	$7.71	(6,750)	$6.95	(23,624)	$7.93
Canceled/Forfeited	-	-	-	-	-	-
Balance at end of period	7,859	$8.69	12,359	$8.34	19,109	$7.85
Exercisable	7,859		12,359		19,109

At October 31, 2006, exercise prices of shares of Common Stock and Class A Common Stock under option ranged from $7.69 to $9.03, for the Common Stock and $8.19 to $9.09, for the Class A Common Stock. For both classes of stock, option expiration dates range from April 2007 through April 2009 and the weighted average remaining contractual life of these options is one year.

In connection with the exercise of stock options in a prior year, an officer of the Company executed a full recourse promissory note equal to the purchase price of the shares. At October 31, 2006 and 2005, the outstanding balance of the officer’s note receivable totaled $1,300,000. The outstanding note matures in 2012 and bears interest at 6.78%. The shares are pledged as additional collateral for the note. Interest is payable quarterly.

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended October 31, 2006, 2005 and 2004, the Company made contributions to the 401K Plan of $149,000, $135,000 and $127,000 respectively. The Company also has an Excess Benefits and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company’s 401K Plan and a portion of the employee’s current compensation.

(11) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

At October 31, 2006, the Company had commitments of approximately $283,000 for tenant related obligations.

The Company has outstanding letters of credit of $144,658 which expire in December 2007.

(12) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated statements of income for the years ended October 31, 2005 and 2004 adjusted to give effect to the acquisitions completed in fiscal 2005 (see Note 3), and the issuance of shares of Series D Preferred Stock in fiscal 2005 as though these transactions were completed on November 1, 2003.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of the year nor does it purport to represent the results of future operations. (Amounts in thousands, except per share figures).

	Years Ended October 31,
	2005	2004

Pro forma revenues	$72,140	$69,984

Pro forma income from continuing operations	$24,843	$25,828

Pro forma income from continuing operations applicable to Common and Class A Common stockholders:	$16,599	$18,266

Pro forma basic shares outstanding:
Common and Common Equivalent	6,566	6,414
Class A Common and Class A Common Equivalent	18,280	18,248
Pro forma diluted shares outstanding:
Common and Common Equivalent	7,067	6,820
Class A Common and Class A Common Equivalent	18,840	18,836

Pro forma earnings per share from continuing operations:
Basic:
Common	$.62	$.69
Class A Common	$.68	$.76
Diluted:
Common	$.61	$.68
Class A Common	$.67	$.74

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2006 and 2005 are as follows (in thousands, except per share data):

	Year Ended October 31, 2006				Year Ended October 31, 2005
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues	$18,653	$18,485	$17,982	$18,129	$16,436	$17,878	$17,149	$17,770

Income from Continuing Operations	$6,470	$6,094	$5,882	$6,586	$5,624	$6,021	$5,737	$6,114

Net Income	$6,470	$6,094	$5,882	$6,586	$11,473	$6,112	$7,286	$6,114

Preferred Stock Dividends	(2,336)	(2,335)	(2,336)	(2,335)	(1,187)	(1,286)	(2,200)	(2,336)

Net Income Applicable to Common and Class A Common Stockholders (1)	$4,134	$3,759	$3,546	$4,251	$10,286	$4,826	$5,086	$3,778

Per Share Data:
Net Income from Continuing Operations- Basic:
Class A Common Stock	$.15	$.14	$.13	$.16	$.19	$.20	$.15	$.14
Common Stock	$.17	$.15	$.15	$.18	$.18	$.18	$.13	$.13

Net Income from Continuing Operations- Diluted:
Class A Common Stock	$.15	$.14	$.13	$.15	$.19	$.19	$.14	$.14
Common Stock	$.17	$.15	$.14	$.17	$.17	$.18	$.13	$.12

(1)	Includes gains on sales of properties of $5.6 million and $1.4 million in the quarters ended January 31, 2005 and July 31, 2005, respectively.

(14) SUBSEQUENT EVENTS

On December 13, 2006, the Board of Directors of the Company declared cash dividends of $0.2075 for each share of Common Stock and $0.23 for each share of Class A Common Stock. The dividends are payable on January 19, 2007 to stockholders of record on January 5, 2007. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing the awards of 105,800 shares of Common Stock and 70,300 shares of Class A Common Stock to certain key officers and directors of the Company on January 2, 2007 pursuant to the Company’s restricted stock plan. The fair value of the shares awarded totaling $3.2 million will be charged to expense over the respective vesting periods.

On December 13, 2006, the Board of Directors of the Company terminated the Company’s stock option plan. All outstanding unexercised options granted under the plan will remain outstanding and exercisable in accordance with their terms.

In January 2007, the Company acquired a retail property containing approximately 10,000 square feet of GLA for a cash purchase price of $3.7 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheet of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York	/s/ Ernst & Young LLP
January 12, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheet of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended October 31, 2006. Our audit also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2006, and the consolidated results of its operations and its cash flows for the year ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Urstadt Biddle Properties Inc.’s internal control over financial reporting as of October 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2007 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
January 11, 2007	Certified Public Accountants
A Professional Corporation

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2006
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
COL. A	COL. B	COL. C		COL. D		COL. E				COL. F	COL. G/H	COL. I
												Life on which depreciation for building and improvements in latest income statement is computed (Note (c))
				Cost Capitalized Subsequent to Acquisition
		Initial Cost to Company				Amount at which Carried at Close of Period
			Building & Improvements		Building & Improvements		Building & Improvements			Accumulated Depreciation (Note (b))	Date Constructed/ Acquired
Description and
Location	Encumbrances	Land		Land		Land		Total (a)
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT	**	$708	$1,641	$-	$36	$708	$1,677		$2,385	$236	2001	31.5
Greenwich, CT	**	488	1,139	-	61	488	1,200		1,688	206	2000	31.5
Greenwich, CT	**	570	2,359	-	180	570	2,539		3,109	545	1998	31.5
Greenwich, CT	**	199	795	-	96	199	891		1,090	309	1993	31.5
Greenwich, CT	**	111	444	-	-	111	444		555	141	1994	31.5
	5,436	2,076	6,378	-	373	2,076	6,751		8,827	1,437
Shopping Centers:
Somers, NY	-	4,318	17,268	-	481	4,318	17,749		22,067	1,558	2003	39.0
Stratford, CT	-	10,173	40,794	-	77	10,173	40,871		51,044	1,917	2005	39.0
Yorktown Heigths, NY	8,143	5,786	23,221	-		5,786	23,221		29,007	793	2005	39.0
Westport, CT	-	2,076	8,305	-	187	2,076	8,492		10,568	829	2003	39.0
White Plains, NY	-	8,065	32,258	-	2,852	8,065	35,110		43,175	3,470	2003	39.0
Queens,NY	-	951	3,802	-	-	951	3,802		4,753	55	2006	39.0
Queens,NY	-	826	3,304	-	-	826	3,304		4,130	46	2006	39.0
Pelham,NY	-	1,691	6,843	-	-	1,691	6,843		8,534	101	2006	39.0
Rye, NY	-	909	3,637	-	38	909	3,675		4,584	231	2004	39.0
Rye, NY	1,862	483	1,930	-	-	483	1,930		2,413	124	2004	39.0
Rye, NY	847	239	958	-	-	239	958		1,197	61	2004	39.0
Rye, NY	1,908	695	2,782	-	-	695	2,782		3,477	177	2004	39.0
Orange, CT	-	2,321	10,564	-	94	2,321	10,658		12,979	1,056	2003	39.0
Stamford, CT	53,502	17,965	71,859	-	4,817	17,965	76,676		94,641	8,434	2002	39.0
Danbury, CT	-	2,459	4,566	-	491	2,459	5,057		7,516	610	2002	39.0
Ossining, NY	3,648	2,222	5,185	-	23	2,222	5,208		7,430	707	2001	40.0
Somers, NY	5,711	1,834	7,383	-	338	1,834	7,721		9,555	1,691	1999	31.5
Ossining, NY	-	2,300	9,708	15	2,587	2,315	12,295		14,610	2,423	1998	40.0
Ridgefield, CT	-	900	3,793	-	678	900	4,471		5,371	1,106	1998	40.0
Darien, CT	12,972	4,260	17,192	-	763	4,260	17,955		22,215	3,842	1998	40.0
Eastchester, NY	4,153	1,500	6,128	-	718	1,500	6,846		8,346	1,495	1997	31.0
Tempe, AZ	-	493	2,284	-	1,379	493	3,663		4,156	2,439	1970	40.0
Danbury, CT	-	3,850	15,811	-	4,358	3,850	20,169		24,019	6,040	1995	31.5
Carmel, NY	4,564	1,488	5,973	-	1,772	1,488	7,745		9,233	2,351	1995	31.5
Meriden, CT	-	5,000	20,309	-	6,561	5,000	26,870		31,870	11,448	1993	31.5
Somers, NY	1,595	821	2,600	-	-	821	2,600		3,421	953	1992	31.5
Wayne, NJ	-	2,492	9,966	-	458	2,492	10,424		12,916	3,702	1992	31.0
Newington, NH	-	728	1,997	-	3,429	728	5,426		6,154	3,499	1979	40.0
Springfield, MA	-	1,372	3,656	337	15,503	1,709	19,159		20,868	11,660	1970	40.0
	98,905	88,217	344,076	352	47,604	88,569	391,680		480,249	72,818
Industrial Distribution Center
Dallas, TX	-	218	844	-	-	218	844		1,062	759	1970	40.0
St. Louis, MO	-	232	933	-	-	232	933		1,165	564	1970	40.0
		450	1,777	-	-	450	1,777		2,227	1,323
Mixed Use Facility: Retail/Office:
Ossining, NY	-	380	1,531	-	2,329	380	3,860		4,240	1,680	1999	40.0
	-	380	1,531	-	2,329	380	3,860		4,240	1,680

Total	$104,341	$91,123	$353,762	$352	$50,306	$91,475	$404,068		$495,543	$77,258

* Properties secure a $30 million secured revolving credit line. At October 31, 2006 there were no outstanding borrowings.
**Properties are cross collateralized for a mortgage in the amount of $5,436 at October 31, 2006.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2006
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31
NOTES:	2006	2005	2004

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$474,827	$402,558	$396,117
Property improvements during the year	3,915	6,810	2,248
Properties acquired during the year	17,398	80,301	11,221
Property reclassed to property held for sale	---	---	(5,327)
Properties sold during the year (f)	---	(14,238)	---
Property assets fully written off	(597)	(604)	(1,701)
Balance at end of year	$495,543	$474,827	$402,558

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$65,253	$61,389	$53,982
Provision during the year charged to income	12,602	11,735	10,669
Property sold during the year (f)	---	(7,267)	---
Property reclassed to property held for sale	---	---	(1,561)
Property assets fully written off	(597)	(604)	(1,701)
Balance at end of year	$77,258	$65,253	$61,389

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The aggregate cost basis for Federal income tax purposes at October 31, 2006 is $512,819.
(e) The depreciation provision represents the expense calculated on real property only.
(f) Properties sold during fiscal year ended October 31, 2005 exclude property reclassified to held for sale during fiscal year ended October 31, 2004

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2006
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)
COL. A	COL. B		COL. C	COL. D	COL. E	COL. F

	Interest Rate		Final Maturity Date		Remaining Face Amount of Mortgages (Note (b)) (In Thousands)	Carrying Amount of Mortgage (Note (a)) (In Thousands)
Description	Coupon	Effective		Periodic Payment Terms

FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
Riverside, CA	9%	12%	15-Jan-13	Payable in quarterly installments of Principal and Interest of $54	1,529	1,361

TOTAL MORTGAGE LOANS ON REAL ESTATE					$1,529	$1,361

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2006
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
NOTES TO SCHEDULE IV
(In thousands)

	Year Ended October 31

(a) Reconciliation of Mortgage Loans on Real Estate
	2006	2005	2004

(a) Balance at beginning of period:	$2,024	$ 2,109	$2,184

Deductions during the current period:
Collections of principal and amortization of discounts	(663)	(85)	(75)

Balance at end of period:	$1,361	$2,024	$2,109

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages.
(c) At October 31, 2006 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.

Item 16. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ James R. Moore
James R. Moore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 12, 2007	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director (Principal Executive Officer)	January 11, 2007

/s/ Willing L. Biddle Willing L. Biddle President and Director	January 11, 2007

/s/ James R. Moore James R. Moore Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 11, 2007

/s/ E. Virgil Conway E. Virgil Conway Director	January 11, 2007

/s/ Robert R. Douglass Robert R. Douglass Director	January 11, 2007

/s/ Peter Herrick Peter Herrick Director	January 11, 2007

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 11, 2007

/s/ Robert J. Mueller Robert J. Mueller Director	January 11, 2007

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 11, 2007

/s/ George J. Vojta George J. Vojta Director	January 11, 2007