Form 10-Q
period 2007-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2007-03-09
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

As of March 1, 2007, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:  7,749,344 Common Shares, par value $.01 per share and 18,878,021 Class A Common Shares, par value $.01 per share

The Form 10-Q Filed Herewith, Contains 24 Pages, Numbered Consecutively From 1 To 24 Inclusive, Of Which
This Page Is 1.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - January 31, 2007 (Unaudited) and October 31, 2006.

Consolidated Statements of Income (Unaudited) - Three months ended January 31, 2007 and 2006.

Consolidated Statements of Cash Flows (Unaudited) - Three months ended January 31, 2007 and 2006.

Consolidated Statements of Stockholders' Equity (Unaudited) - Three months ended January 31, 2007.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,	October 31,
	2007	2006
ASSETS	(Unaudited)

Real Estate Investments:
Core properties - at cost	$493,351	$489,160
Non-core properties - at cost	6,383	6,383
	499,734	495,543
Less: accumulated depreciation	(79,689)	(77,258)
	420,045	418,285
Mortgage notes receivable	1,361	1,361
	421,406	419,646

Cash and cash equivalents	2,309	2,800
Restricted cash	586	589
Marketable securities	2,087	2,011
Tenant receivables, net of allowances of $1,534 and $1,561, respectively	18,168	17,176
Prepaid expenses and other assets	6,982	4,484
Deferred charges, net of accumulated amortization	4,594	4,644
Total Assets	$456,132	$451,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Secured revolving credit line	$5,000	$-
Mortgage notes payable	103,718	104,341
Accounts payable and accrued expenses	1,957	1,785
Deferred compensation - officers	1,182	1,200
Other liabilities	6,095	5,503
Total Liabilities	117,952	112,829

Minority interests	5,318	5,318

Redeemable Preferred Stock, par value $.01 per share;
8.99% Series B Senior Cumulative Preferred Stock (liquidation preference of $100 per
share); 150,000 shares issued and outstanding	14,341	14,341
8.50% Series C Senior Cumulative Preferred Stock (liquidation preference of $100 per
share); 400,000 shares issued and outstanding	38,406	38,406
Total Preferred Stock	52,747	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess stock, par value $.01 per share; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
7,749,344 and 7,635,441 shares issued and outstanding	77	76
Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
18,878,021 and 18,804,781 shares issued and outstanding	189	188
Additional paid in capital	262,739	262,024
Cumulative distributions in excess of net income	(43,534)	(42,400)
Accumulated other comprehensive income	694	618
Officer note receivable	(1,300)	(1,300)
Total Stockholders’ Equity	280,115	280,456
Total Liabilities and Stockholders’ Equity	$456,132	$451,350
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2007	2006
Revenues
Base rents	$14,655	$13,920
Recoveries from tenants	4,619	4,540
Mortgage interest and other	36	166
	19,310	18,626

Expenses
Property operating	3,008	3,224
Property taxes	2,601	2,472
Depreciation and amortization	3,308	3,183
General and administrative	1,280	1,321
Directors' fees and expenses	72	92
	10,269	10,292

Operating Income	9,041	8,334
Non-Operating Income (Expense):
Interest expense	(1,955)	(2,129)
Interest, dividends and other investment income	110	312

Total Non-Operating Income and Expense	(1,845)	(1,817)

Income before Minority Interest	7,196	6,517

Minority interest in consolidated joint venture	(47)	(47)

Net Income	7,149	6,470
Preferred stock dividends	(2,336)	(2,336)

Net Income Applicable to Common and Class A Common Stockholders	$4,813	$4,134

Basic earnings per share:
Common	$.18	$.15
Class A Common	$.20	$.17

Diluted earnings per share:
Common	$.17	$.15
Class A Common	$.19	$.17

Dividends per share:
Common	$.2075	$.2025
Class A Common	$.2300	$.2250

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31
	2007	2006
Cash Flows from Operating Activities:
Net income	$7,149	$6,470
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,308	3,183
Straight-line rent adjustment	(352)	(254)
Restricted stock compensation expense	520	472
Change in value of deferred compensation arrangement	7	11
Gain on repayment of mortgage note receivable	-	(102)
Minority interests	47	47
Change in restricted cash	3	(4)
Increase in tenant receivables	(640)	(1,328)
Increase (decrease) in accounts payable and accrued expenses	172	(292)
Increase in other assets and other liabilities, net	(1,925)	(1,869)

Net Cash Flow Provided by Operating Activities	8,289	6,334

Cash Flows from Investing Activities:
Acquisition of real estate investment	(3,825)	-
Purchases of marketable securities	-	(125)
Improvements to properties and deferred charges	(1,199)	(565)
Distributions to limited partner of consolidated joint venture	(47)	(47)
Payments received on mortgage notes receivable	-	726

Net Cash Flow (Used in) Investing Activities	(5,071)	(11)

Cash Flows from Financing Activities:
Proceeds from secured revolving credit line borrowings	5,000	-
Dividends paid -- Common and Class A Common Stock	(5,947)	(5,765)
Dividends paid -- Preferred Stock	(2,336)	(2,336)
Principal repayments on mortgage notes payable	(623)	(638)
Sales of additional shares of Common and Class A Common Stock	197	190

Net Cash Flow Used in Financing Activities	(3,709)	(8,549)

Net Decrease In Cash and Cash Equivalents	(491)	(2,226)
Cash and Cash Equivalents at Beginning of Period	2,800	26,494

Cash and Cash Equivalents at End of Period	$2,309	$24,268

Supplemental Cash Flow Disclosures:
Interest Paid	$1,935	$2,129

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

								Cumulative	Accumulated
	7.5% Series D						Additional	Distributions In	Other	Officer	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Note	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income	Receivable	Equity
Balances - October 31, 2006	2,450,000	$61,250	7,635,441	$76	18,804,781	$188	$262,024	$(42,400)	$618	$(1,300)	$280,456
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	4,813	-	-	4,813
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	76	-	76
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	4,889
Cash dividends paid :	-	-	-	-	-	-	-	-	-	-	-
Common stock ($.2075 per share)	-	-	-	-	-	-	-	(1,606)	-	-	(1,606)
Class A common stock ($.23 per share)	-	-	-	-	-	-	-	(4,341)	-	-	(4,341)
Issuance of shares under dividend reinvestment plan	-	-	8,103	-	2,940	-	197	-	-	-	197
Shares issued under restricted stock plan	-	-	105,800	1	70,300	1	(2)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	520	-	-	-	520
Balances - January 31, 2007	2,450,000	$61,250	7,749,344	$77	18,878,021	$189	$262,739	$(43,534)	$694	$(1,300)	$280,115

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Non-core properties include a retail building and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2007, the Company owned or had interests in 38 properties containing a total of 3.8 million square feet of leasable area.

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The joint ventures are consolidated into the consolidated financial statements of the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended January 31, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2006.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assests and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectibility of tenant and mortgage notes receivables. Actual results could differ from these estimates. The balance sheet at October 31, 2006 has been derived from audited financial statements at that date.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed. The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2007 in accordance with the provisions of the code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity. There were no sales of marketable securities during the three months ended January 31, 2007 and 2006.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities. For the three months ended January 31, 2007 and 2006, other comprehensive income consisted of increases in net unrealized gains on marketable securities of $76,000 and $100,000, respectively. Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31
	2007	2006
Numerator
Net income applicable to common stockholders - basic	$1,197	$1,018
Effect of dilutive securities:
Operating partnership units	67	54
Net income applicable to common stockholders - diluted	$1,264	$1,072

Denominator
Denominator for basic EPS weighted average common shares	6,725	6,645
Effect of dilutive securities:
Restricted stock and other awards	536	450
Operating partnership units	55	55
Denominator for diluted EPS - weighted average common equivalent shares	7,316	7,150

Numerator
Net income applicable to Class A common stockholders-basic	$3,616	$3,116
Effect of dilutive securities:
Operating partnership units	(20)	(8)
Net income applicable to Class A common stockholders - diluted	$3,596	$3,108

Denominator
Denominator for basic EPS - weighted average Class A common shares	18,319	18,304
Effect of dilutive securities:
Restricted stock and other awards	345	306
Operating partnership units	55	55
Denominator for diluted EPS - weighted average Class A common equivalent shares	18,719	18,665

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States. The Company does not distinguish its property operations for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Stock Based Compensation
Effective November 1, 2005, the Company accounts for its stock based compensation plans under the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified-prospective-transition method. Under that transition method, compensation expense is recognized for all share-based payments granted subsequent to November 1, 2005, based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

(2) CORE PROPERTIES

In January 2007, the Company acquired a 10,000 square foot shopping center located in Monroe, Connecticut for $3.825 million including closing costs. The purchase was financed from available cash and borrowings under the Company’s secured line of credit.

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

The Company is currently in the process of analyzing the fair value of in-place leases for the Monroe, Connecticut property. Consequently, no value has yet been assigned to the leases. Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the three months ended January 31, 2007 and 2006 the net amortization of above-market and below-market leases was approximately $62,000 and $48,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

During the quarter ended January 31, 2007, the Company entered into a lease with a wholesale club to lease approximately 107,000 square feet of space at The Dock Shopping Center, Stratford, CT, subject to certain conditions. In connection with the new lease, the Company has agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space. The former tenant’s lease obligations were guaranteed through 2016 by a corporate guarantor previously affiliated with the former tenant. In February 2007, the Company executed a settlement agreement with the guarantor whereby the guarantor will be released from its obligations under the guaranty in exchange for a payment of $6 million. The payment and release of guaranty are subject to certain conditions contained in the agreement.

The Company is the general partner in a consolidated limited partnership which owns a shopping center. The limited partnership has a defined termination date of December 31, 2097. Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interest. If termination of the partnership occurred on January 31, 2007 the amount payable to the limited partners is estimated to be $3,300,000. The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 through June 2007. For the three months ended January 31, 2007 and 2006 the affiliate received payments of $31,250 for such services rendered.

The limited partner interests are reflected in the accompanying consolidated financial statements as Minority Interest.

(3) BANK LINES OF CREDIT

At January 31, 2007, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowing of up to $30 million. The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties. Interest on outstanding borrowings is at prime + ½% or LIBOR + 1.5%. The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility. The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes. At January 31, 2007, the Company had outstanding borrowings under the Secured Credit Facility totaling $5,000,000 at a weighted average annual interest rate of 6.875%.

(4) STOCKHOLDERS’ EQUITY

Restricted Stock Plan
The Company has a restricted stock plan for key employees and directors of the Company. The restricted stock plan (“Plan”), as amended, provides for the grant of up to 2,000,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,300,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

Prior to November 1, 2005, the Company accounted for the Plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No.25”) and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No.123(R), “Share-Based Payment,” (“SFAS No.123R”) using the modified-prospective-transition method. Under that transition method, compensation expense for all share-based payments granted subsequent to November 1, 2005 is based on the grant-date fair value of the stock grants less estimated forfeitures in accordance with the provisions of SFAS No. 123(R). It was the Company’s policy to expense the grant date fair value of nonvested restricted stock awards over the explicit vesting periods. Upon adoption of SFAS No. 123R, the Company changed its policy for recognizing restricted stock compensation expense to the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement. For nonvested restricted stock awards granted prior to the adoption of SFAS No. 123R, the Company continues to recognize compensation expense over the explicit vesting periods and accelerates any remaining unrecognized compensation cost when a participant actually retires.

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of FAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have decreased in the three months ended January 31, 2007 and 2006 by $106,000 and $138,000, respectively.

In January, 2007, the Company awarded 105,800 shares of Common Stock and 70,300 shares of Class A Common Stock to participants in the plan. The grant date fair value of restricted stock grants awarded to participants on January 2, 2007 was approximately $3.2 million.

A summary of the status of the Company’s non vested Common and Class A Common shares as of January 31, 2007, and changes during the quarter ended January 31, 2007 are presented below:

	Common Shares		Class A Common Shares
Non vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non vested at November 1, 2006	939,975	$13.10	465,975	$12.46
Granted	105,800	$17.55	70,300	$19.09
Vested	(110,375)	$10.35	(43,425)	$10.05
Forfeited	-	-	-	-
Non vested at January 31, 2007	935,400	$13.93	492,850	$13.62

As of January 31, 2007, there was $12.8 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 8 years. For the three months ended January 31, 2007 and 2006 amounts charged to compensation expense totaled $520,000 and $472,000, respectively.

Stock Option Plan
Prior to December 2006 the Company had a stock option plan whereby shares were reserved for issuance to key employees and Directors of the Company. Stock options were granted at fair market value on the date of the grant and vested over a maximum period of four years from the date of grant. On December 13, 2006, the Board of Directors of the Company terminated the stock option plan. All outstanding unexercised stock options granted under the plan will remain outstanding and exercisable in accordance with their terms. At January 31, 2007, there were outstanding stock options to purchase 7,898 shares of Common Stock and 7,859 shares of Class A Common Stock. There were no stock options granted in the three months ended January 31, 2007 or during fiscal 2006.

The last grant of stock options occurred in fiscal 2000 and all outstanding stock options at January 31, 2007 were fully vested during fiscal 2007 and 2006.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends. During the three months ended January 31, 2007, the Company issued 8,103 shares of Common Stock and 2,940 shares of Class A Common Stock through the Plan. As of January 31, 2007, there remained 201,604 shares of Common Stock and 491,090 shares of Class A Common Stock available for issuance under the Plan.

Stock Repurchase Program
The Board of Directors of the Company has approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate. Since the inception of the program, the Company had repurchased 3,600 shares of Common Stock and 41,400 shares of Class A Common Stock at an aggregate repurchase cost of $686,000. There were no repurchases during the first quarter of fiscal 2007 or fiscal 2006.

Preferred Stock
The Series D Senior Cumulative Preferred Stock has no maturity and is not convertible into any other security of the Company. The Series D Senior Cumulative Preferred Stock is redeemable at the Company’s option on or after April 12, 2010 at a price of $25.00 per share plus accrued and unpaid dividends. Underwriting commissions and costs incurred in connection with the sale of the Series D Preferred Stock are reflected as a reduction of additional paid in capital.

(5) MORTGAGE NOTES RECEIVABLE

In January 2006, a mortgage note receivable in the principal amount of $707,000 was fully paid by the borrower. Upon repayment of the note, the Company recorded a gain on the repayment of $102,000, which amount is included in other income in the accompanying consolidated statement of income for the three months ended January 31, 2006.

(6) REDEEMABLE PREFERRED STOCK

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

The Series B Preferred Stock and Series C Preferred Stock contain covenants, which require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios. Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors. The Company was in compliance with such covenants at January 31, 2007 and 2006.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock. At January 31, 2007 and 2006 the Company had issued and outstanding 150,000 shares of Series B Senior Cumulative Preferred Stock, 400,000 shares of Series C Senior Cumulative Preferred Stock and 2,450,000 shares of Series D Senior Cumulative Preferred Stock.  (See Note 4).

(7) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

At January 31, 2007, the Company had commitments of approximately $156,000 for tenant related obligations.

(8) SUBSEQUENT EVENTS

On March 8, 2007, the Board of Directors of the Company declared cash dividends of $0.2075 for each share of Common Stock and $0.23 for each share of Class A Common Stock. The dividends are payable on April 20, 2007.

In February 2007, the Company signed a contract to purchase a retail property in northern New Jersey containing 94,441 square feet of leasable space at a purchase price of $17.25 million. The contract is subject to certain conditions including, among other things, the Company’s determination to proceed following normal due diligence inquiry.

In February 2007, the Company signed a contract to sell its non-core retail property in Tempe, Arizona for a sale price of $13.2 million. The contract is subject to certain conditions including, among other things, the buyer’s determination to proceed following normal due diligence inquiry.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our consolidated financial statements as of January 31, 2007 and 2006 and for the three month periods then ended. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended October 31, 2006. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Non core assets include office and retail buildings and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2007, the Company owned or had controlling interests in 38 properties containing a total of 3.8 million square feet of gross leasable area (“GLA”) of which approximately 97% was leased.

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

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2006.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers. Estimates are used to establish reimbursements from tenants for common area maintenance, real estate taxes and insurance costs. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial. Management does not believe that the value of any of its rental properties or mortgage note receivable is impaired at January 31, 2007.

Liquidity and Capital Resources
At January 31, 2007, the Company had unrestricted cash and cash equivalents of $2.3 million compared to $2.8 million at October 31, 2006. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties. The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2007 and to meet its dividend requirements necessary to maintain its REIT status. The Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows which are expected to increase principally from property acquisitions and / or growth in operating income in the existing portfolio. The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company’s operating cash flow therefore depends on the rents that it is able to charge to its tenants and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire. In either of these cases, the Company’s cash flow could be adversely affected.

Net Cash Flows

Operating Activities

Net cash flows provided by operating activities amounted to $8.3 million in the first quarter of fiscal 2007, compared to $6.3 million in the comparable period of fiscal 2006. The changes in operating cash flows reflect the net operating results generated from the Company’s properties and operating cash flows from new properties acquired during fiscal 2006.

Investing Activities

Net cash flows used in investing activities were $5.1 million in the first quarter of fiscal 2007 compared to $11,000 in the same period in fiscal 2006. The net cash flows in fiscal 2007 reflect the acquisition of a retail property for approximately $3.8 million. There were no purchases of properties in the first quarter of 2006. The Company received cash proceeds of $707,000 in the first quarter of fiscal 2006 in respect of a mortgage note receivable that was repaid during the quarter. The Company also spent $1.2 million for property improvements and leasing costs during the first quarter of fiscal 2007 compared to $565,000 in the comparable quarter of fiscal 2006.

Financing Activities

Net cash flows used in financing activities amounted to $3.7 million in the first of quarter 2007 compared to $8.5 million in the first quarter of 2006. During the first quarter of fiscal 2007, the Company borrowed $5 million on its secured credit line to complete a property acquisition and for working capital. The Company paid quarterly dividends to its shareholders totaling $8.3 million in the first quarter of fiscal 2007 compared to $8.1 million in the same quarter of fiscal 2006.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements. At January 31, 2007, the Company had $5 million in outstanding variable debt at an average interest rate of 6.875%.

Mortgage notes payable of $103.7 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.27% at January 31, 2007. The mortgage loans are secured by thirteen properties with a net book value of $177 million and have fixed rates of interest ranging from 5.75% to 7.83%. The Company may refinance most of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million. The facility expires in fiscal 2008. The secured revolving credit facility is collateralized by first mortgage liens on two properties having a net book value of $29 million at January 31, 2007. The revolving credit line is available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes. During the first quarter of fiscal 2007, the Company borrowed $5 million under the secured revolving credit line at an average variable rate of interest of 6.875%. Proceeds were used to complete the acquisition of a retail property acquired during the quarter and for working capital.

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

Off-Balance Sheet Arrangements

During the quarter ended January 31, 2007 the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the quarter ended January 31, 2007, the Company incurred approximately $1.2 million for capital expenditures for property improvements, tenant improvements and leasing commissions. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. The Company may incur an additional $6 million for anticipated capital improvements and leasing costs during fiscal 2007. These expenditures are expected to be funded from operating cash flows or borrowings.

Acquisitions and Leasing

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York. During the first quarter of fiscal 2007, the Company acquired one property in Monroe, Connecticut at a purchase price of $3.825 million, including closing costs. The purchase was funded from available cash and borrowings under the Company’s secured credit line. In February 2007, the Company contracted to purchase a 94,441 square foot shopping center for a purchase price of $17.25 million. The Company expects to finance the acquisition price from available cash, borrowings on available bank credit lines or proceeds from future sales of properties.

During the quarter ended January 31, 2007, the Company entered into a lease with a wholesale club to lease approximately 107,000 sf of space at The Dock Shopping Center, Stratford, CT, subject to certain conditions. In connection with the new lease, the Company has agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space. The former tenant’s lease obligations were guaranteed through 2016 by a corporate guarantor previously affiliated with the former tenant. In February 2007, the Company executed a settlement agreement with the guarantor whereby the guarantor will be released from its obligations under the guaranty in exchange for a payment of $6 million. The payment and release of guaranty are subject to certain conditions contained in the agreement.

Non-Core Assets
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years. The non-core properties consist of two distribution service facilities and one retail property (all of which are located outside of the northeast region of the United States). The Company intends to sell its non-core properties as opportunities become available. The Company’s ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive. In February 2007, the Company contracted for the sale of the retail property for $13.2 million. The sale, which is expected to close during the Company’s second quarter of fiscal 2007, is subject to certain conditions including, among other things, the buyer’s determination to proceed following normal due diligence inquiry. In each of the three months ended January 31, 2007 and 2006, revenues derived from this property totaled $178,000. At January 31, 2007, the three non-core properties have a net book value of approximately $2.5 million.

Funds from Operations
The Company reports Funds from Operations (“FFO”) in addition to its net income applicable to common stockholders and net cash provided by operating activities. The Company considers Funds from Operations to be an additional measure of an equity REIT’s operating performance. Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with generally accepted accounting principles (“GAAP”) excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO, as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs. The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the three months ended January 31, 2007 and 2006 (amounts in thousands).

	Three Months Ended January 31,
	2007	2006

Net Income Applicable to Common and Class A Common Stockholders	$4,813	$4,134

Plus: Real property depreciation	2,583	2,475
Amortization of tenant improvements and allowances	561	512
Amortization of deferred leasing costs	141	173

Funds from Operations Applicable to Common and Class A Common Stockholders	$8,098	$7,294

Net Cash Provided by (Used in):
Operating Activities	$8,289	$6,334
Investing Activities	$(5,071)	$(11)
Financing Activities	$(3,709)	$(8,549)

FFO amounted to $8.1 million in the first quarter of fiscal 2007 compared to $7.3 million in the first quarter of fiscal 2006. The change in FFO is attributable to an increase in same property and new property operating income during the quarter, lower interest expense on mortgage note indebtedness offset by a decrease in interest and other investment income from lower cash and cash equivalents available for investment during the period.

Results of Operations

Comparison of the three month period ended January 31, 2007 to the three month period ended January 31, 2006

Revenues
Rental revenues from base rents increased by 5.3% to $14.7 million in the first quarter of fiscal 2007, as compared to $13.9 million in the comparable quarter of fiscal 2006. During the first three months of fiscal 2007 the Company leased or renewed approximately 117,000 square feet of space. At January 31, 2007, the Company’s core properties were 97% leased, unchanged from the end of fiscal 2006.

The net change in rental revenues resulted primary from: (i) the additional base rents from properties acquired during 2006 which increased base rents by $506,000 during the quarter ended January 31, 2007 and (ii) rents from properties owned during both periods which increased base rents incrementally by $300,000.

Recoveries from tenants (which represent reimbursements from tenants for property operating expenses and property taxes) increased 1.7% to $4.6 million in the first quarter 2007 compared to $4.5 million in the first quarter of 2006.

Interest, dividends and other investment income decreased by $202,000 as a result of a lower amount of cash and cash equivalents available for investment during the period. The Company utilized its available cash for the purchase of real estate properties totaling $17 million in fiscal 2006.

Expenses
Property operating expenses decreased 7.1% in the first quarter of fiscal 2007 to $3,008,000 compared to $3,224,000 in the comparable quarter of fiscal 2006. The decrease in operating expenses in fiscal 2007 reflects lower snow removal costs during the current quarter from warmer weather in the northeast during the period which reduced these costs by $192,000 in the quarter.

Property taxes increased 5.2% to $2.6 million in the first quarter of fiscal 2007 compared to $2.5 million in the comparable quarter of fiscal 2006. Property taxes from recently acquired properties increased this component of expenses by $76,000 in the first quarter of fiscal 2007. Property taxes for properties owned in both quarters of fiscal 2007 and 2006 were generally unchanged.

Interest expense decreased $174,000 principally from the repayment of a $4.7 million mortgage note in fiscal 2006, cancellation of an unsecured bank credit line and normal amortization of outstanding mortgage notes.

Depreciation and amortization expense increased by $125,000 in the first quarter of fiscal 2007. The increase is principally from the additional depreciation on property acquisitions completed in fiscal 2006.

General and administrative expenses decreased by $41,000 from lower bonus compensation costs in fiscal 2007 and an overall reduction in corporate overhead expenses.

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

As of January 31, 2007, the Company had $5 million in outstanding variable rate debt. The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes. The Company believes that its weighted average interest rate of 7.27% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

During the quarter ended January 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2005, the Company’s Board of Directors approved a share repurchase program (“Program”) of up to 500,000 shares, in the aggregate, of the Company’s Common and Class A Common Stock. The Program does not have a specific expiration date and may be discontinued at any time. There were no purchases of either Common or Class A Common Stock under the Program during any month in the quarter ended January 31, 2007 and there is no assurance that the Company will repurchase the full amount of shares authorized. Any combination of either Common Stock or Class A Common Stock not exceeding 455,000 shares, in the aggregate, may yet be purchased under the Program.

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

Urstadt Biddle Properties Inc.
(Registrant)

By /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

By /s/ James R. Moore
James R. Moore
Executive Vice President and Chief Financial Officer
Dated: March 9, 2007	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002