Form 10-Q
period 2007-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2007-06-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

As of June 5, 2007, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:
7,756,564 Common Shares, par value $.01 per share and 18,858,555 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - April 30, 2007 (Unaudited) and October 31, 2006.

Consolidated Statements of Income (Unaudited)-Three and Six months ended April 30, 2007 and 2006.

Consolidated Statements of Cash Flows (Unaudited)- Six months ended April 30, 2007 and 2006.

Consolidated Statements of Stockholders' Equity (Unaudited)– Six months ended April 30, 2007.

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

Signatures

       URSTADT BIDDLE PROPERTIES INC.
       CONSOLIDATED BALANCE SHEETS
       (In thousands, except share data)

	April 30,	October 31,
	2007	2006
ASSETS	(Unaudited)

Real Estate Investments:
Core properties – at cost	$511,657	$489,160
Non-core properties – at cost	2,227	6,383
	513,884	495,543
Less: accumulated depreciation	(80,352)	(77,258)
	433,532	418,285
Mortgage notes receivable	1,334	1,361
	434,866	419,646

Cash and cash equivalents	5,273	2,800
Restricted cash	587	589
Marketable securities	2,074	2,011
Tenant receivables, net of allowances of $1,746 and $1,561, respectively	16,357	17,176
Prepaid expenses and other assets	5,278	4,484
Deferred charges, net of accumulated amortization	4,345	4,644
Total Assets	$468,780	$451,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Secured revolving credit line	$5,000	$-
Mortgage notes payable	101,520	104,341
Accounts payable and accrued expenses	800	1,785
Deferred compensation – officers	1,178	1,200
Other liabilities	5,489	5,503
Total Liabilities	113,987	112,829

Minority interests	5,318	5,318

Redeemable Preferred Stock, par value $.01 per share;
8.99% Series B Senior Cumulative Preferred Stock (liquidation preference of $100 per
share); 150,000 shares issued and outstanding	14,341	14,341
8.50% Series C Senior Cumulative Preferred Stock (liquidation preference of $100 per
share); 400,000 shares issued and outstanding	38,406	38,406
Total Preferred Stock	52,747	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess stock, par value $.01 per share; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
7,756,564 and 7,635,441 shares issued and outstanding	77	76
Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
18,858,555 and 18,804,781 shares issued and outstanding	189	188
Additional paid in capital	263,438	262,024
Cumulative distributions in excess of net income	(27,607)	(42,400)
Accumulated other comprehensive income	681	618
Officer note receivable	(1,300)	(1,300)
Total Stockholders’ Equity	296,728	280,456
Total Liabilities and Stockholders’ Equity	$468,780	$451,350

                           The accompanying notes to consolidated financial statements are an integral part of these statements.

       URSTADT BIDDLE PROPERTIES INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (In thousands, except per share data)
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenues
Base rents	$28,690	$27,373	$14,213	$13,621
Recoveries from tenants	8,922	9,068	4,303	4,527
Settlement of lease guaranty obligation	6,000	-	6,000	-
Lease termination income	115	-	115	-
Mortgage interest and other	643	332	532	140
	44,370	36,773	25,163	18,288

Expenses
Property operating	6,313	6,577	3,314	3,363
Property taxes	5,340	4,974	2,749	2,511
Depreciation and amortization	6,631	6,416	3,365	3,275
General and administrative	2,478	2,488	1,198	1,167
Directors' fees and expenses	126	144	54	52
	20,888	20,599	10,680	10,368

Operating Income	23,482	16,174	14,483	7,920
Interest expense	(3,961)	(4,244)	(2,006)	(2,115)
Interest, dividends and other investment income	231	487	196	211

Income before Minority Interest and Discontinued Operations	19,752	12,417	12,673	6,016

Minority interest in consolidated joint venture	(96)	(94)	(49)	(47)
Income from Continuing Operations before Discontinued Operations	19,656	12,323	12,624	5,969
Discontinued Operations:
Income from discontinued operations	252	241	135	125
Gain on sale of property	11,409	-	11,409	-
Income from Discontinued Operations	11,661	241	11,544	125
Net Income	31,317	12,564	24,168	6,094
Preferred stock dividends	(4,671)	(4,671)	(2,335)	(2,335)

Net Income Applicable to Common and Class A Common Stockholders	$26,646	$7,893	$21,833	$3,759

Basic earnings per share:
Per Common Share:
Income from continuing operations	$0.55	$0.29	$0.38	$0.14
Income from discontinued operations	$0.43	$-	$0.42	$-
Net Income Applicable to Common Stockholders	$0.98	$0.29	$0.80	$0.14
Per Class A Common Share:
Income from continuing operations	$0.61	$0.32	$0.42	$0.15
Income from discontinued operations	$0.48	$-	$0.47	$-
Net Income Applicable to Class A Common Stockholders	$1.09	$0.32	$0.89	$0.15

Diluted earnings per share:
Per Common Share:
Income from continuing operations	$0.54	$0.29	$0.37	$0.14
Income from discontinued operations	$0.41	$-	$0.41	$-
Net Income Applicable to Common Stockholders	$0.95	$0.29	$0.78	$0.14

Per Class A Common Share:
Income from continuing operations	$0.60	$0.32	$0.41	$0.15
Income from discontinued operations	$0.46	$-	$0.45	$-
Net Income Applicable to Class A Common Stockholders	$1.06	$0.32	$0.86	$0.15

Dividends per share:
Common	$0.4150	$0.405	$0.2075	$0.2025
Class A Common	$0.4600	$0.450	$0.2300	$0.2250

          The accompanying notes to consolidated financial statements are an integral part of these statements.

            URSTADT BIDDLE PROPERTIES INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         (In thousands)

	Six Months Ended
	April 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$31,317	$12,564
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization from continuing operations	6,631	6,416
Depreciation and amortization from discontinued operations	42	86
Straight-line rent adjustments	(559)	(563)
Gain on sale of property	(11,409)	-
Change in value of deferred compensation arrangement	(22)	11
Restricted stock compensation expense	1,019	979
Minority interest	96	94
Gain on repayment of mortgage note receivable	-	(102)
Decrease (increase) in tenant receivables	1,337	(1,549)
(Decrease) in accounts payable and accrued expenses	(988)	(2,186)
(Increase) in other assets and other liabilities, net	(733)	(1,031)
Decrease (increase) in restricted cash	2	(12)

Net Cash Flow Provided by Operating Activities	26,733	14,707

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(21,304)	(16,810)
Net proceeds from sale of property	13,200	-
Improvements to properties and deferred charges	(2,122)	(1,507)
Purchases of marketable securities	-	(100)
Payments received on mortgage notes receivable	27	726
Distributions to limited partner of consolidated joint venture	(96)	(94)

Net Cash Flow Used in Investing Activities	(10,295)	(17,785)

Cash Flows from Financing Activities:
Proceeds from revolving credit line borrowings	5,000	-
Dividends paid - Common and Class A Common Stock	(11,853)	(11,535)
Dividends paid - Preferred Stock	(4,671)	(4,671)
Sales of additional shares of Common and Class A Common Stock	380	476
Principal repayments of mortgage notes payable	(2,821)	(1,288)

Net Cash Flow Used by Financing Activities	(13,965)	(17,018)

Net Increase (decrease) In Cash and Cash Equivalents	2,473	(20,096)

Cash and Cash Equivalents at Beginning of Period	2,800	26,494

Cash and Cash Equivalents at End of Period	$5,273	$6,398

Supplemental Cash Flow Disclosures:
Interest Paid	$3,937	$4,244

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  URSTADT BIDDLE PROPERTIES INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
                  (In thousands, except shares and per share data)

								Cumulative
	7.5% Series D						Additional	Distributions In	Accumulated Other	Officer	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Note	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income	Receivable	Equity
Balances – October 31, 2006	2,450,000	$61,250	7,635,441	$76	18,804,781	$188	$262,024	$(42,400)	$618	$(1,300)	$280,456
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	26,646	-	-	26,646
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	63	-	63
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	26,709
Cash dividends paid :	-	-	-	-	-	-	-	-	-	-	-
Common stock ($.4150 per share)	-	-	-	-	-	-	-	(3,214)	-	-	(3,214)
Class A common stock ($.46 per share)	-	-	-	-	-	-	-	(8,639)	-	-	(8,639)
Issuance of shares under dividend reinvestment plan	-	-	15,323	-	5,771	-	380	-	-	-	380
Forfeiture of restricted stock	-	-	-	-	(24,250)	-	-	-	-	-	-
Shares issued under restricted stock plan	-	-	105,800	1	70,300	1	(2)	-	-	-	-
Stock options exercised	-	-	-	-	1,953	-	17	-	-	-	17
Restricted stock compensation	-	-	-	-	-	-	1,019	-	-	-	1,019
Balances – April 30, 2007	2,450,000	$61,250	7,756,564	$77	18,858,555	$189	$263,438	$(27,607)	$681	$(1,300)	$296,728

                  The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include a retail building and industrial properties.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2007, the Company owned or had interests in 38 properties containing a total of 3.7 million square feet of leasable area.

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  The joint ventures are consolidated into the consolidated financial statements of the Company.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the six month period ended April 30, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions.  This interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity.   There were no sales of marketable securities during the six month and three month periods ended April 30, 2007 and 2006.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At April 30, 2007, other comprehensive income consisted of net unrealized gains on marketable securities of $681,000.  Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Numerator
Net income applicable to common stockholders – basic	$6,664	$1,945	$5,481	$927
Effect of dilutive securities:
Operating partnership units	289	107	228	53
Net income applicable to common stockholders – diluted	$6,953	$2,052	$5,709	$980

Denominator
Denominator for basic EPS weighted average common shares	6,801	6,650	6,841	6,657
Effect of dilutive securities:
Restricted stock and other awards	441	463	435	475
Operating partnership units	55	55	55	55
Denominator for diluted EPS – weighted average common equivalent shares	7,297	7,168	7,331	7,187

Numerator
Net income applicable to Class A common stockholders-basic	$19,982	$5,948	$16,352	$2,832
Effect of dilutive securities:
Operating partnership units	(193)	(14)	(181)	(6)
Net income applicable to Class A common stockholders – diluted	$19,789	$5,934	$16,171	$2,826

Denominator
Denominator for basic EPS – weighted average Class A common shares	18,398	18,306	18,416	18,308
Effect of dilutive securities:
Restricted stock and other awards	285	295	268	306
Operating partnership units	55	55	55	55
Denominator for diluted EPS – weighted average Class A common equivalent shares	18,738	18,656	18,739	18,669

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

(2)  CORE PROPERTIES

In January 2007, the Company acquired a 10,100 square foot shopping center located in Monroe, Connecticut for $3.825 million including closing costs.  The purchase was financed from available cash and borrowings under the Company’s secured line of credit.

On April 30, 2007, the Company acquired the Emerson Shopping Plaza, a 94,000 square foot shopping center located in Emerson New Jersey for a purchase price of approximately $17.25 million, excluding closing costs.  The purchase price was funded from the net proceeds of the sale of one of the Company’s non core properties (see Note 5) and available cash.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with SFAS No. 141 “Business Combinations”.  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant”.  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

During the second quarter of fiscal 2007, the Company completed its evaluation of the leases at the Monroe, Connecticut property and, as a result of its evaluation, determined that no allocation was required to adjust the net fair value assigned to the leases acquired.  The Company is currently in the process of analyzing the fair value of in-place leases for the Emerson, New Jersey property.  Consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the six months ended April 30, 2007 and 2006 the net amortization of above-market and below-market leases was approximately $129,000 and $82,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

During the quarter ended January 31, 2007, the Company entered into a lease with a wholesale club to lease approximately 107,000 square feet of space at The Dock Shopping Center, Stratford, CT, subject to certain conditions.  In connection with the new lease, the Company has agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space.  The former tenant’s lease obligations were guaranteed through 2016 by a corporate guarantor previously affiliated with the former tenant.  In February 2007, the Company executed a settlement agreement with the guarantor whereby the guarantor was released from its obligations in exchange for a payment of $6 million.  The payment and release of guaranty were subject to certain conditions contained in the agreement.  The conditions were satisfied on April 15, 2007 and the Company recorded the guaranty payment in the accompanying consolidated statement of income in the three months ended April 30, 2007.

In February 2007, the Company granted an easement to a utility company at one of its retail properties.  In consideration for granting the easement, the utility company made a one-time payment of $352,200 to the Company which is included in other income in the accompanying consolidated statement of income for the three and six month periods ended April 30, 2007.

The Company is the general partner in a consolidated limited partnership which owns a shopping center.  The limited partnership has a defined termination date of December 31, 2097.  Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  If termination of the partnership occurred on April 30, 2007 the amount payable to the limited partners is estimated to be $3,300,000.  The Company has retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 through June 2007.  For the six months and three months ended April 30, 2007 and 2006 the affiliate received payments of $62,500 and $31,250, respectively for such services rendered.

The limited partner interests are reflected in the accompanying consolidated financial statements as Minority Interest.

(3)  MORTGAGE NOTES RECEIVABLE

In January 2006, a mortgage note receivable in the principal amount of $707,000 was fully paid by the borrower.  Upon repayment of the note, the Company recorded a gain on the repayment of $102,000, which amount is included in other income in the accompanying consolidated statement of income for the six months ended April 30, 2006.

(4)  MORTGAGE NOTES PAYABLE AND BANK LINE OF CREDIT

At April 30, 2007, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowing of up to $30 million.  The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime + ½% or LIBOR + 1.5%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  At April 30, 2007, the Company had outstanding borrowings under the Secured Credit Facility totaling $5,000,000 at a weighted average annual interest rate of 6.875%.

On March 9, 2007, the Company entered into an agreement with a commercial mortgage lender, to among other things, extend the term of a mortgage note that was scheduled to mature in December 2007 and reset the interest rate for the new term.  The mortgage note, which is secured by the Ridgeway Shopping Center in Stamford, Connecticut, was extended for a ten year period expiring in December 2017 at a fixed rate of interest of 5.52% per annum.  The mortgage note had an outstanding balance of approximately $53 million at April 30, 2007.

In March 2007 the Company fully repaid a non recourse mortgage note payable in the amount of $1.6 million that was secured by a retail property in Somers, New York.  The loan was repaid from available cash.

(5)  DISCONTINUED OPERATIONS

In April 2007, the Company sold its non-core retail property, Southern Plaza, in Tempe, Arizona, for a sale price of approximately $13.2 million, resulting in a gain on sale of the property of approximately $11.4 million.  The net proceeds from the property sale were used to complete the purchase of the Emerson Shopping Plaza (see Note 2).

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  SFAS No. 144 requires, among other things, that the results of operations of properties sold or that otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.

The operating results for Southern Plaza have been reclassified as discontinued operations in the accompanying consolidated statements of income.  The following table summarizes revenues and expenses for the Company’s discontinued operations (amounts in thousands):

	Six Months Ended		Three Months Ended
	April 30		April 30
	2007	2006	2007	2006
Revenues	$320	$374	$142	$196
Property operating expense	(26)	(47)	(7)	(28)
Depreciation and amortization	(42)	(86)	-	(43)
Income from discontinued operations	$252	$241	$135	$125

(6)  REDEEMABLE PREFERRED STOCK

The 8.99% Series B Senior Cumulative Preferred Stock (“Series B Preferred Stock”) and 8.50% Series C Senior Cumulative Preferred Stock (“Series C Preferred Stock”) have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into other securities or property of the Company.  Commencing January 2008 (Series B Preferred Stock) and May 2013 (Series C Preferred Stock), the Company, at its option, may redeem the preferred stock issues, in whole or in part, at a redemption price of $100 per share, plus all accrued dividends.  Upon a change in control of the Company (as defined), each holder of Series B Preferred Stock and Series C Preferred Stock has the right, at such holder’s option, to require the Company to repurchase all or any part of such holder’s stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends.

The Series B Preferred Stock and Series C Preferred Stock contain covenants, that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at April 30, 2007.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At April 30, 2007 and October 31, 2006 the Company had issued and outstanding 150,000 shares of Series B Senior Cumulative Preferred Stock, 400,000 shares of Series C Senior Cumulative Preferred Stock and 2,450,000 shares of Series D Senior Cumulative Preferred Stock.  (See Note 7).

(7)  STOCKHOLDERS’ EQUITY

On April 12, 2007, the Company filed a shelf-registration statement on Form S-3 for up to $300 million of Common Stock, Class A Common Stock, preferred stock, depositary shares and debt securities.  Proceeds from any offerings under the registration statement will be used to acquire income producing properties and to fund renovations on, or capital improvements, to the Company’s existing properties.

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

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of FAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have increased in the six months ended April 30, 2007 and  2006 by $213,000 and $276,000, respectively.

In January 2007, the Company awarded 105,800 shares of Common Stock and 70,300 shares of Class A Common Stock to participants in the plan.  The grant date fair value of restricted stock grants awarded to participants on January 2, 2007 was approximately $3.2 million.

A summary of the status of the Company’s non vested Common and Class A Common shares as of April 30, 2007, and changes during the six months ended April 30, 2007 are presented below:

	Common Shares		Class A Common Shares
Non vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non vested at November 1, 2006	939,975	$13.10	465,975	$12.46
Granted	105,800	$17.55	70,300	$19.09
Vested	(148,375)	$8.56	(81,425)	$8.56
Forfeited	-	-	(24,250)	16.29
Non vested at April 30, 2007	897,400	$14.16	430,600	$13.91

As of April 30, 2007, there was $11.9 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 8 years.  For the six months ended April 30, 2007 and 2006 amounts charged to compensation expense totaled $1,019,000 and $979,000, respectively.

Stock Option Plan
Prior to December 2006 the Company had a stock option plan whereby shares were reserved for issuance to key employees and Directors of the Company.  Stock options were granted at fair market value on the date of the grant and vested over a maximum period of four years from the date of grant.  On December 13, 2006, the Board of Directors of the Company terminated the stock option plan.  All outstanding unexercised stock options granted under the plan will remain outstanding and exercisable in accordance with their terms.  At April 30, 2007, there were outstanding fully vested stock options to purchase 5,932 shares of Common Stock and 5,906 shares of Class A Common Stock.  There were no stock options granted in the six months ended April 30, 2007 or during fiscal 2006.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During the six months ended April 30, 2007, the Company issued 15,323 shares of Common Stock and 5,771 shares of Class A Common Stock through the Plan.  As of April 30, 2007, there remained 194,384 shares of Common Stock and 488,259 shares of  Class A Common Stock available for issuance under the Plan.

Stock Repurchase Program
The Board of Directors of the Company has approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate.  Since the inception of the program, the Company had repurchased 3,600 shares of Common Stock and 41,400 shares of Class A Common Stock. There were no repurchases during the six months ended April 30, 2007 or fiscal 2006.

Preferred Stock
The Series D Senior Cumulative Preferred Stock has no maturity and is not convertible into any other security of the Company.  The Series D Senior Cumulative Preferred Stock is redeemable at the Company’s option on or after April 12, 2010 at a price of $25.00 per share plus accrued and unpaid dividends.

(8)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

At April 30, 2007, the Company had commitments of approximately $370,000 for tenant related obligations.

(9)  SUBSEQUENT EVENTS

On June 7, 2007, the Board of Directors of the Company declared cash dividends of $0.2075 for each share of Common Stock and $0.23 for each share of Class A Common Stock.  The dividends are payable on July 20, 2007.

In May 2007, the Company formed a limited liability company (“LLC”) to acquire by contribution, a 20% interest in a general partnership which owns an office and retail property in Westchester County, New York at an agreed value of $546,000.  Simultaneously, the Company contributed one of its retail properties in Westchester County, New York into the LLC.  The Company has, among other things, guaranteed a preferential return to the other member of the LLC of $36,000 per annum.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our consolidated financial statements as of April 30, 2007 and for the six month and three month periods then ended.  This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2007, the Company owned or had controlling interests in 38 properties containing a total of 3.7 million square feet of gross leasable area (“GLA”) of which approximately 97% was leased.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the six month periods ended April 30, 2007 and 2006, the Company increased its allowance for doubtful accounts by $225,000 and $155,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties or mortgage note receivable is impaired at April 30, 2007.

Liquidity and Capital Resources
At April 30, 2007, the Company had unrestricted cash and cash equivalents of $5.3 million compared to $2.8 million at October 31, 2006.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

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

Net Cash Flows From:

Operating Activities

Net cash flows provided by operating activities amounted to $26.7 million in the six months ended April 30, 2007, compared to $14.7 million in the comparable period of fiscal 2006. The changes in operating cash flows reflect:  a) an increase in the net operating results of the Company’s properties owned during both periods and recently acquired properties b) a $6 million payment received in connection with a settlement of a lease guarantor’s obligation and c) net changes in trade receivables and payables during the period.

Investing Activities

Net cash flows used in investing activities were $10.3 million in the six months ended April 30, 2007 compared to $17.8 million in the same period in fiscal 2006.  In fiscal 2007, the Company purchased properties for $21.3 million compared to $16.8 million in 2006.   The Company also received cash proceeds of $13.2 million from the sale of one non-core property.  The Company spent $2.1 million on property improvements and tenant costs in fiscal 2007 compared to $1.5 million last year.

Financing Activities

Net cash flows used in financing activities amounted to $14.0 million in the first half of fiscal 2007 compared to $17.0 million in the same period of fiscal 2006. In fiscal 2007, the Company borrowed $5 million on its secured line of credit to complete an acquisition and for working capital.  The Company also made principal payments on mortgage payable totaling $2.8 million, including the repayment of a $1.6 million mortgage that matured in fiscal 2007 compared to total payment of $1.3 million in fiscal 2006.  Quarterly dividends paid to shareholders totaled $16.5 million in fiscal 2007 compared to $16.2 million in fiscal 2006.

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

Mortgage notes payable of $101.5 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.29% at April 30, 2007. The mortgage loans are secured by seventeen properties with a net book value of $171.0 million and have fixed rates of interest ranging from 5.75% to 7.83%.  The Company expects to refinance most of its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.    The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.  In March 2007 the Company entered into an agreement with the mortgage lender for the Ridgeway Shopping Center to extend the mortgage note with an outstanding principal balance of $53 million for an additional 10 year term commencing November 1, 2007.  The Company and the lender also agreed to re-set the interest rate during the new term at a fixed rate of 5.52%.

The Company has a secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million.  The facility expires in fiscal 2008. The secured revolving credit facility is collateralized by first mortgage liens on two properties having a net book value of $26.7 million at April 30, 2007.   The revolving credit line is available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes.  During the first quarter of fiscal 2007, the Company borrowed $5 million under the secured revolving credit line at an average variable rate of interest of 6.875%.  Proceeds were used to complete the acquisition of a retail property acquired during the quarter and for working capital.

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

Off-Balance Sheet Arrangements

During the quarter ended April 30, 2007 the Company did not have any off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the six months ended April 30, 2007, the Company incurred approximately $2.1 million for capital expenditures which consisted of $1,152,000 for property improvements, $772,000 for tenant improvements and $176,000 for leasing commissions. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $13 million (including up to $6.75 million towards the costs of redeveloping space a The Dock Shopping Center in Stratford, CT (see below)) for anticipated capital improvements and leasing costs over the next twelve to twenty four months. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Leasing

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York.  During the first half of fiscal 2007, the Company acquired a 10,100 square foot shopping center property in Monroe, Connecticut at a purchase price of $3.825 million and a 94,000 square foot shopping center property in Emerson, New Jersey for a purchase price of $17.25 million.  The acquired properties were financed from available cash, borrowings on the Company’s secured credit line and the net proceeds from the sale of the Company’s non core retail property (which were used to complete the purchase of the Emerson, New Jersey property).

During the quarter ended January 31, 2007, the Company entered into a lease with a wholesale club to rent approximately 107,000 sf of space at The Dock Shopping Center, in Stratford, CT, subject to certain conditions.  In connection with the new lease, the Company has agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space.  The former tenant’s lease obligations were guaranteed through fiscal 2016 by a corporate guarantor previously affiliated with the former tenant.  In February 2007, the Company executed a settlement agreement whereby the guarantor was released from its lease guaranty obligation upon satisfaction of certain conditions and in exchange for a payment of $6 million.  In April 2007, the conditions were satisfied and payment was received.  Accordingly, the Company recorded the settlement of lease guaranty obligation amount of $6 million in the accompanying consolidated statement of income in the second quarter of fiscal 2007.

Non-Core Assets
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years.  In April 2007, the Company sold its remaining non-core retail property for a sale price of $13.2 million and realized a gain on the sale of the property of $11.4 million in the second quarter of fiscal 2007.  At April 30, 2007 the non-core properties consist of two distribution service facilities with a net book value of $847,000.  The Company intends to sell the remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive.

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

FFO, as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the six months and three months ended April 30, 2007 and 2006 (amounts in thousands).

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Net Income Applicable to Common and Class A Common Stockholders	$26,646	$7,893	$21,833	$3,759

Plus: Real property depreciation	5,183	5,010	2,599	2,535
Amortization of tenant improvements and allowances	1,148	1,149	587	637
Amortization of deferred leasing costs	293	299	152	126
Less: Gain on sale of property	(11,409)	-	(11,409)	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$21,861	$14,351	$13,762	$7,057

Net Cash Provided by (Used in):
Operating Activities	$26,733	$14,707	$18,444	$8,373
Investing Activities	$(10,295)	$(17,785)	$(5,224)	$(17,774)
Financing Activities	$(13,965)	$(17,018)	$(10,256)	$(8,469)

FFO amounted to $21.9 million in the first half of fiscal 2007 compared to $14.4 million in the first half of fiscal 2006.  The change in FFO is attributable, among other things, to:  a) an increase in operating income of the Company’s core properties from higher leased levels at the properties compared to the prior period, b) a one-time payment of $352,200 received from a utility company in exchange for an easement right and  c) a settlement of a lease guaranty obligation of $6 million received in the second quarter of fiscal 2007.  See discussion which follows.

Results of Operations

The following information summarizes the Company’s results of operations for the six month and three month periods ended April 30, 2007 and 2006 (amounts in thousand):

	Six Months Ended
	April 30,				Change Attributable to:
Revenues	2007	2006	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$28,690	$27,373	$1,317	4.8%	$521	$796
Recoveries from tenants	8,922	9,068	(146)	(1.6%)	240	(386)
Mortgage interest and other	643	332	311	93.7%	n/a	n/a

Operating Expenses
Property operating expenses	6,313	6,577	(264)	(4.0%)	153	(417)
Property taxes	5,340	4,974	366	7.4%	120	246
Depreciation and amortization	6,631	6,416	215	3.3%	173	42
General and administrative expenses	2,478	2,488	(10)	(.4%)	n/a	n/a

Other Income/Expenses
Interest expense	3,961	4,244	(283)	(6.7%)	-	(283)

	Three Months Ended
	April 30,				Change Attributable to:
Revenues	2007	2006	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$14,213	$13,621	$592	4.3%	$245	$347
Recoveries from tenants	4,303	4,527	(224)	(4.9%)	40	(264)
Mortgage interest and other	532	140	392	280.0%	n/a	n/a

Operating Expenses
Property operating expenses	3,314	3,363	(49)	(1.5%)	127	(176)
Property taxes	2,749	2,511	238	9.5%	44	194
Depreciation and amortization	3,365	3,275	90	2.7%	71	19
General and administrative expenses	1,198	1,167	31	2.7%	n/a	n/a

Other Income/Expenses
Interest expense	2,006	2,115	(109)	(5.1%)	-	(109)

Base rents increased by 4.8% to $28.7 million for the first six months of fiscal 2007 as compared with $27.4 million  in the comparable six month period of 2006.  The increase in base rentals was attributable to:

Property Acquisitions:

In fiscal 2006, the Company acquired three retail properties totaling 50,000 square feet of gross leasable area “GLA” and in fiscal 2007, the Company acquired two additional properties totaling 104,000 square feet of GLA.  These properties accounted for all of the revenue changes attributable to property acquisitions during the six month and three month periods ended April 30, 2007.

Properties Held in Both Periods:

Revenues
The increase in base rents for properties held during the six month and three month periods ended April 30, 2007 reflect increases in the overall occupancy levels at the Company’s core properties over the periods.  In fiscal 2007, the Company leased or renewed approximately 309,000 square feet (or approximately 8% of total property leaseable area) at higher lease renewal rates compared to the expiring rates.  At April 30, 2007 the Company’s core properties were nearly 98% leased.

In the six months and three month periods ended April 30, 2007, recoveries from tenants from properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) decreased $386,000 and $264,000 compared to the same periods in fiscal 2006 partially due to lower amounts of property operating expenses in fiscal 2007 and lower expense recovery rates at certain properties caused by vacancies last year.

The Company received a lease termination payment of $115,000 in the second quarter of fiscal 2007 in satisfaction of a former tenant’s lease obligations.

In the second quarter of fiscal 2007, the Company executed a settlement agreement with the corporate guarantor of a former tenant’s lease obligations whereby the guarantor was released from its obligations to the Company in exchange for a payment of $6,000,000.  The payment and release of guaranty were subject to certain conditions contained in the agreement.  The conditions were satisfied on April 15, 2007 and accordingly, the Company recorded the payment as income from a settlement of lease guaranty obligation in the three and six month periods ended April 30, 2007.  The vacant space (containing 107,000 square feet) has been re-leased to a national tenant.

In the second quarter of fiscal 2007, the Company granted an easement to a utility company at one of its retail properties.  In consideration for granting the easement, the utility company made a one-time payment of $352,200 to the Company which is included in other income in the three and six month periods ended April 30, 2007.

Interest, dividends and other investment income decreased by $256,000 for the six month period that ended April 30, 2007.  This decrease reflects the reinvestment of the remaining cash proceeds from the 2005 Series D preferred stock sale that were temporarily invested in short-term securities into the purchase of properties during the year.

Expenses
Operating expenses for properties held in both periods decreased $417,000 and $176,000 in the six months and three months ended April 30, 2007, respectively, compared to the same periods a year ago from a decrease in snow removal costs due to warmer weather in the northeastern part of the United States in 2007 and other operating expenses.

Property taxes for properties held in both periods increased during the six month and three month periods ended April 30, 2007 compared to the same periods a year ago as a result of increased assessments and municipal tax rates on certain properties.

Interest expense decreased $283,000 and $109,000 in the six months and three months ended April 30, 2007, respectively compared to the same periods in fiscal 2006 as a result of principal payments on outstanding mortgage notes, the repayment of a $1,579,000 mortgage note in March 2007 and a reduction in bank standby fees arising from the termination of the Company’s $20 million unsecured revolving bank credit line in June 2006.

Depreciation and amortization expense from properties held in both periods were unchanged during the six month and three month period ended April 30, 2007.

General and administrative expenses were unchanged in the six month period ended April 30, 2007 and increased by 2% during the three month period ended April 30, 2007 compared to the same periods in fiscal 2006, reflecting a general increase in employee compensation offset by lower professional and administrative expenses during the periods.

Discontinued Operations
During the second quarter of fiscal 2007 the Company sold its non core retail property in Tempe, Arizona.  In accordance with FAS #144 “Accounting for the Impairment or Disposal of Long-lived Assets” the results of operations of the property that was sold has been reclassified as discontinued operations for the six month and three month periods ended April 30, 2007 and 2006.  The Company recorded a gain on the sale of the property of $11.4 million during the second quarter of fiscal 2007.  Net proceeds from the sale were utilized to complete the purchase of the Emerson, New Jersey property.

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

At April 30, 2007, the Company had $5 million in outstanding variable rate debt.   During the first six months of fiscal 2007, the weighted average interest rate on borrowings was 6.875%.  A 1% increase or decrease in interest rates would increase (decrease) net income by $50,000.  The Company does not enter into derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of approximately 7.3% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended April 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

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

Item 2.                   Unregistered  Sales of Equity Securities and Use of Proceeds

In October 2005, the Company’s Board of Directors approved a share repurchase program (“Program”) of up to 500,000 shares, in the aggregate, of the Company’s Common and Class A Common Stock.  The Program does not have a specific expiration date and may be discontinued at any time.  There were no purchases of either Common or Class A Common Stock under the Program during any month in the quarter ended April 30, 2007 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock or Class A Common Stock not exceeding 455,000 shares, in the aggregate, may yet be purchased under the Program.

Item 4.                   Submission of Matters to a Vote of Security Holders

In connection with the Annual Meeting of Stockholders held on March 8, 2007, stockholders were asked to vote on the following matters:

1.	Election of three Directors (Class I ) to serve for three years:

Director	For	Withheld
Willing L. Biddle	7,477,174	30,112
E. Virgil Conway	7,470,531	36,755
Robert J. Mueller	7,480,582	26,704

2.	Ratification of the appointment of PKF, Certified Public Accountants, as independent auditors for the fiscal year ending October 31,2007:

For	Against	Abstain
7,481,282	13,270	12,734

The terms of office of the following Class II and Class III directors continued after the meeting:

Class II Directors – terms expiring in 2008

Peter Herrick
Charles D. Urstadt
George J. Vojta

Class III Directors – terms expiring in 2009

Robert R. Douglass
George H.C. Lawrence
Charles J. Urstadt

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By: /s/ James R. Moore
James R. Moore
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 8, 2007	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.