Form 10-Q
period 2007-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2007-09-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC  20549

Form 10-Q

[Missing Graphic Reference]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of September 6, 2007, (latest date practicable) the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:  7,765,060 Common Shares, par value $.01 per share and 18,840,589 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - July 31, 2007 (Unaudited) and October 31, 2006.

Consolidated Statements of Income (Unaudited)-Three and Nine months ended July 31, 2007 and 2006.

Consolidated Statements of Cash Flows (Unaudited)- Nine months ended July 31, 2007 and 2006.

Consolidated Statements of Stockholders' Equity (Unaudited)– Nine months ended July 31, 2007.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,	October 31,
	2007	2006
ASSETS	(Unaudited)

Real Estate Investments:
Core properties – at cost	$515,002	$489,160
Non-core properties – at cost	1,383	6,383
	516,385	495,543
Less: accumulated depreciation	(82,736)	(77,258)
	433,649	418,285
Mortgage notes receivable	1,320	1,361
	434,969	419,646

Cash and cash equivalents	3,124	2,800
Restricted cash	590	589
Marketable securities	1,710	2,011
Tenant receivables, net of allowances of $1,869 and $1,561	16,320	17,176
Prepaid expenses and other assets	6,724	4,484
Deferred charges, net of accumulated amortization	4,392	4,644
Total Assets	$467,829	$451,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Secured revolving credit line	$3,000	$-
Mortgage notes payable	100,892	104,341
Accounts payable and accrued expenses	3,152	1,785
Deferred compensation - officers	1,136	1,200
Other liabilities	6,160	5,503
Total Liabilities	114,340	112,829

Minority interests	5,318	5,318

Redeemable Preferred Stock, par value $.01 per share; 20,000,000 shares authorized;
8.99% Series B Senior Cumulative Preferred Stock (liquidation preference of $100 per share); 150,000 shares issued and outstanding	14,341	14,341
8.50% Series C Senior Cumulative Preferred Stock (liquidation preference of $100 per share); 400,000 shares issued and outstanding	38,406	38,406
Total Preferred Stock	52,747	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $.01 per share; 30,000,000 shares authorized;
7,765,060 and 7,635,441 shares issued and outstanding	78	76
Class A Common stock, par value $.01 per share; 40,000,000 shares authorized;
18,858,790 and 18,804,781 shares issued and outstanding	189	188
Additional paid in capital	264,152	262,024
Cumulative distributions in excess of net income	(29,395)	(42,400)
Accumulated other comprehensive income	450	618
Officer note receivable	(1,300)	(1,300)
Total Stockholders’ Equity	295,424	280,456
Total Liabilities and Stockholders’ Equity	$467,829	$451,350

          The accompanying notes to consolidated financial statements are an integral part of these statements.

 URSTADT BIDDLE PROPERTIES INC.
 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (In thousands, except per share data)
	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues
Base rents	$43,249	$41,046	$14,560	$13,672
Recoveries from tenants	13,393	13,162	4,471	4,094
Settlement of lease guaranty obligation	6,000	-	-	-
Lease termination income	115	-	-	-
Mortgage interest and other	750	361	107	36
	63,507	54,569	19,138	17,802

Expenses
Property operating	9,511	9,245	3,198	2,668
Property taxes	8,130	7,576	2,790	2,601
Depreciation and amortization	10,001	9,821	3,370	3,405
General and administrative	3,843	3,903	1,365	1,415
Directors' fees and expenses	181	195	55	51
	31,666	30,740	10,778	10,140
Operating Income	31,841	23,829	8,360	7,662
Interest expense	(5,910)	(6,301)	(1,949)	(2,057)
Interest, dividends and other investment income	397	694	164	200
Income before Minority Interest and Discontinued Operations	26,328	18,222	6,575	5,805
Minority interest in consolidated joint venture	(152)	(141)	(56)	(47)
Income from Continuing Operations before Discontinued Operations	26,176	18,081	6,519	5,758
Discontinued Operations:
Income from discontinued operations	252	365	-	124
Gain on sale of property	11,385	-	-	-
Income from Discontinued Operations	11,637	365	-	124
Net Income	37,813	18,446	6,519	5,882
Preferred stock dividends	(7,007)	(7,007)	(2,336)	(2,336)

Net Income Applicable to Common and Class A Common Stockholders	$30,806	$11,439	$4,183	$3,546

Basic Earnings per Share:
Per Common Share:
Income from continuing operations	$.70	$.42	$.15	$.13
Income from discontinued operations	$.43	$-	$-	$-
Net Income Applicable to Common Stockholders	$1.13	$.42	$.15	$.13

Per Class A Common Share:
Income from continuing operations	$.78	$.47	$.17	$.15
Income from discontinued operations	$.47	$-	$-	$-
Net Income Applicable to Class A Common Stockholders	$1.25	$.47	$.17	$.15

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$.69	$.41	$.15	$.13
Income from discontinued operations	$.42	$-	$-	$-
Net Income Applicable to Common Stockholders	$1.11	$.41	$.15	$.13

Per Class A Common Share:
Income from continuing operations	$.76	$.46	$.17	$.14
Income from discontinued operations	$.46	$-	$-	$-
Net Income Applicable to Class A Common Stockholders	$1.22	$.46	$.17	$.14

Dividends per share:
Common	$.6225	$.6075	$.2075	$.2025
Class A Common	$.6900	$.6750	$.2300	$.2250
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$37,813	$18,446
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization from continuing operations	10,001	9,821
Depreciation and amortization from discontinued operations	42	128
Straight-line rent adjustments	(797)	(898)
Gain on sale of property	(11,385)	-
Change in value of deferred compensation arrangement	(64)	4
Restricted stock compensation expense	1,577	1,493
Gain on repayment of mortgage note receivable	-	(102)
Minority interests	152	141
Decrease (Increase) in tenant receivables	1,610	(1,677)
Decrease in accounts payable and accrued expenses	(331)	(1,386)
Increase in other assets and other liabilities, net	(1,562)	(1,205)
(Increase) Decrease in restricted cash	(1)	612

Net Cash Flows Provided by Operating Activities	37,055	25,377

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(21,311)	(16,711)
Improvements to properties and deferred charges	(3,939)	(4,004)
Net proceeds received from sales of properties	13,200	-
Redemption (Purchases) of marketable securities - net	133	(100)
Payments received on mortgage notes receivable	41	751
Distributions to limited partners of consolidated joint ventures	(152)	(141)

Net Cash Flows Used in Investing Activities	(12,028)	(20,205)

Cash Flows from Financing Activities:
Proceeds from revolving credit line borrowings	5,000	3,000
Repayments on revolving credit line borrowings	(2,000)	-
Dividends paid on Common and Class A Common Shares	(17,801)	(17,308)
Dividends paid on Preferred shares	(7,007)	(7,007)
Sales of additional Common and Class A Common Shares	599	695
Repurchase of Class A Common Stock	(45)	-
Principal payments on mortgage notes payable	(3,449)	(6,863)

Net Cash Flows Used In Financing Activities	(24,703)	(27,483)

Net Increase (Decrease) In Cash and Cash Equivalents	324	(22,311)

Cash and Cash Equivalents at Beginning of Period	2,800	26,494

Cash and Cash Equivalents at End of Period	$3,124	$4,183

Supplemental Cash Flow Disclosures:
Interest Paid	$5,889	$6,301
The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D						Additional	Cumulative Distributions In	Accumulated Other	Officer	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Note	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income	Receivable	Equity
Balances – October 31, 2006	2,450,000	$61,250	7,635,441	$76	18,804,781	$188	$262,024	$(42,400)	$618	$(1,300)	$280,456
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	30,806	-	-	30,806
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(168)	-	(168)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	30,638
Cash dividends paid :
Common stock ($.6225 per share)	-	-	-	-	-	-	-	(4,824)	-	-	(4,824
Class A common stock ($.69 per share)	-	-	-	-	-	-	-	(12,977)	-	-	(12,977
Issuance of shares under dividend reinvestment plan	-	-	23,819	1	9,006	-	582	-	-	-	583
Forfeiture of restricted stock	-	-	-	-	(24,250)	-	-	-	-	-	-
Shares issued under restricted stock plan	-	-	105,800	1	70,300	1	(2)	-	-	-	-
Repurchase of Class A common stock	-	-	-	-	(3,000)	-	(45)	-	-	-	(45
Stock options exercised	-	-	-	-	1,953	-	16	-	-	-	16
Restricted stock compensation	-	-	-	-	-	-	1,577	-	-	-	1,577
Balances – July 31, 2007	2,450,000	$61,250	7,765,060	$78	18,858,790	$189	$264,152	$(29,395)	$450	$(1,300)	$295,424

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2007, the Company owned or had interests in 39 properties containing a total of 3.7 million square feet of leasable area.

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended July 31, 2007, are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2006.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity.   There were no significant sales of marketable securities during the nine month and three month periods ended July 31, 2007 and 2006.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At July 31, 2007, other comprehensive income consisted of net unrealized gains on marketable securities of approximately $450,000.  Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Numerator
Net income applicable to common stockholders – basic	$7,731	$2,820	$1,051	$875
Effect of dilutive securities:
Operating partnership units	348	158	58	51
Net income applicable to common stockholders – diluted	$8,079	$2,978	$1,109	$926

Denominator
Denominator for basic EPS weighted average common shares	6,841	6,657	6,849	6,671
Effect of dilutive securities:
Restricted stock and other awards	446	468	452	478
Operating partnership units	55	55	55	55
Denominator for diluted EPS – weighted average common equivalent shares	7,342	7,180	7,356	7,204

Numerator
Net income applicable to Class A common stockholders-basic	$23,075	$8,619	$3,132	$2,671
Effect of dilutive securities:
Operating partnership units	(197)	(17)	(2)	(3)
Net income applicable to Class A common stockholders – diluted	$22,878	$8,602	$3,130	$2,668

Denominator
Denominator for basic EPS – weighted average Class A common shares	18,423	18,309	18,412	18,315
Effect of dilutive securities:
Restricted stock and other awards	278	299	261	305
Operating partnership units	55	55	55	55
Denominator for diluted EPS – weighted average Class A common equivalent shares	18,756	18,663	18,728	18,675

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

In April, 2007, the Company acquired the Emerson Shopping Plaza, a 94,000 square foot shopping center located in Emerson New Jersey for a purchase price of approximately $17.25 million, excluding closing costs.  The purchase price was funded from the net proceeds of the sale of one of the Company’s non core properties (see Note 4) and available cash.

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

For the nine months ended July 31, 2007 and 2006 the net amortization of above-market and below-market leases was approximately $150,000 and $79,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In January 2007, the Company entered into a lease with a wholesale club to lease approximately 107,000 square feet of space at The Dock Shopping Center, Stratford, CT, subject to certain conditions.  In connection with the new lease, the Company agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space.  The former tenant’s lease obligations were guaranteed through 2016 by a corporate guarantor previously affiliated with the former tenant.  In February 2007, the Company executed a settlement agreement with the guarantor whereby the guarantor was released from its obligations in exchange for a payment of $6 million.  The payment and release of guaranty were subject to certain conditions contained in the agreement.  The conditions were satisfied on April 15, 2007 and the Company recorded the guaranty payment as income in the second quarter of fiscal 2007.

In February 2007, the Company granted an easement to a utility company at one of its retail properties.  In consideration for granting the easement, the utility company made a one-time payment of $352,200 to the Company which is included in other income in the accompanying consolidated statement of income for the nine month period ended July 31, 2007.

As of July 31, 2007, the Company has received request for and paid $770,000 of the $6.75 million aforementioned re-development costs associated with the Dock Shopping Center.

The Company is the general partner in a consolidated limited partnership which owns a shopping center.  The limited partnership has a defined termination date of December 31, 2097.  Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  If termination of the partnership occurred on July 31, 2007 the amount payable to the limited partners is estimated to be $3,300,000.  The Company had retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000.  The agreement with the affiliate expired in June 2007 and the property is now exclusively managed by the Company.  The affiliate received payments of $75,000 and $12,500 during the nine months and three months ended July 31, 2007 and $93,750 and $31,250 for the nine months and three months ended July 31, 2006.

The limited partner interests are reflected in the accompanying consolidated financial statements as Minority Interest.

In May 2007, the Company formed a limited liability company (“LLC”) to acquire by contribution, a 20% interest in a general partnership which owns a retail/office property in Westchester County, New York.  Simultaneously, the Company contributed one of its wholly-owned retail properties in Westchester County, New York into the LLC.  As a result of the contributions, the Company owns approximately 76% of the LLC, the accounts of which are included in the accompanying consolidated financial statements at July 31, 2007.  The Company has recorded the non controlling member’s share of the net assets of the LLC of $546,000 in Other liabilities, in the accompanying July 31, 2007 consolidated balance sheet.  The Company has among other things, guaranteed a preferential return to the other member of the LLC of $36,000 per annum.

(3)  MORTGAGE NOTES PAYABLE AND BANK LINE OF CREDIT

At July 31, 2007, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowing of up to $30 million.  The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime + ½% or LIBOR + 1.5%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  At July 31, 2007, the Company had outstanding borrowings under the Secured Credit Facility totaling $3,000,000 at a weighted average annual interest rate of 6.875%.

In June 2007, the Company finalized an agreement with a commercial mortgage lender to, among other things, extend the term of a mortgage note payable (with an outstanding balance of approximately $52.7 million at July 31, 2007) and reset the interest rate for the new term.  The mortgage note, which is secured by the Ridgeway Shopping Center in Stamford, Connecticut, was extended for a ten year period expiring in December 2017 at a fixed rate of interest of 5.52% per annum.

In March 2007, the Company fully repaid a nonrecourse mortgage note payable in the amount of $1.6 million that was secured by a retail property in Somers, New York.  The loan was repaid from available cash.

(4)  DISCONTINUED OPERATIONS

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

The operating results for Southern Plaza have been reclassified as discontinued operations in the accompanying consolidated statements of income for the nine month and three month periods ended July 31, 2007 and 2006.  The following table summarizes revenues and expenses for the Company’s discontinued operations (amounts in thousands):

	Nine months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues	$320	$560	$-	$187
Property operating expense	(26)	(67)	-	(21)
Depreciation and amortization	(42)	(128)	-	(42)
Income from discontinued operations	$252	$365	$-	$124

(5)  REDEEMABLE PREFERRED STOCK

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

The Series B Preferred Stock and Series C Preferred Stock contain covenants, that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at July 31, 2007.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At July 31, 2007 and October 31, 2006 the Company had issued and outstanding 150,000 shares of Series B Senior Cumulative Preferred Stock, 400,000 shares of Series C Senior Cumulative Preferred Stock and 2,450,000 shares of Series D Senior Cumulative Preferred Stock.  (See Note 6).

(6)  STOCKHOLDERS’ EQUITY

On April 12, 2007, the Company filed a shelf-registration statement on Form S-3 for up to $300 million of Common Stock, Class A Common Stock, preferred stock, depositary shares and debt securities.  Proceeds from any offerings under the registration statement will be used to acquire income producing properties and to fund renovations on, or capital improvements to the Company’s existing properties.

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

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of FAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have increased in the nine months ended July 31, 2007 and  2006 by $320,000 and $414,000, respectively.

In January 2007, the Company awarded 105,800 shares of Common Stock and 70,300 shares of Class A Common Stock to participants in the plan.  The grant date fair value of restricted stock grants awarded to participants on January 2, 2007 was approximately $3.2 million.

A summary of the status of the Company’s non vested Common and Class A Common shares as of July 31, 2007, and changes during the nine months ended July 31, 2007 are presented below:

	Common Shares		Class A Common Shares
Non vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non vested at November 1, 2006	939,975	$13.10	465,975	$12.46
Granted	105,800	$17.55	70,300	$19.09
Vested	(148,375)	$9.42	(81,425)	$8.50
Forfeited	-	-	(24,250)	$16.29
Non vested at July 31, 2007	897,400	$14.16	430,600	$13.91

As of July 31, 2007, there was $11.4 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 8 years.  For the nine months ended July 31, 2007 and 2006 amounts charged to compensation expense totaled $1,577,000 and $1,493,000, respectively.

Stock Option Plan
Prior to December 2006 the Company had a stock option plan whereby shares were reserved for issuance to key employees and Directors of the Company.  Stock options were granted at fair market value on the date of the grant and vested over a maximum period of four years from the date of grant.  On December 13, 2006, the Board of Directors of the Company terminated the stock option plan.  All outstanding unexercised stock options granted under the plan will remain outstanding and exercisable in accordance with their terms.  At July 31, 2007, there were outstanding fully vested stock options to purchase 5,932 shares of Common Stock and 5,906 shares of Class A Common Stock.  There were no stock options granted in the nine months ended July 31, 2007 or during fiscal 2006.

Dividend Reinvestment and Share Purchase Plan
The Company has a Dividend Reinvestment and Share Purchase Plan, as amended, which permits shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During the nine months ended July 31, 2007, the Company issued 23,819 shares of Common Stock and 9,006 shares of Class A Common Stock through the Plan.  As of July 31, 2007, there remained 185,888 shares of Common Stock and 485,024 shares of  Class A Common Stock available for issuance under the Plan.

Stock Repurchase Program
The Board of Directors of the Company has approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate.  Since the inception of the program, the Company had repurchased 3,600 shares of Common Stock and 44,400 shares of Class A Common Stock.

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

At July 31, 2007, the Company had commitments of approximately $8,250,000 for tenant related obligations.

(8)  SUBSEQUENT EVENTS

On August 24, 2007, the Company, as general partner of Eastchester Mall Associates LP (the “Partnership”) acquired all of the outstanding limited partner interests in the Partnership for $2.8 million.  As a result, the Company now controls 100% of the property.

On September 6, 2007, the Board of Directors of the Company declared cash dividends of $0.2075 for each share of Common Stock and $0.23 for each share of Class A Common Stock.  The dividends are payable on October 19, 2007.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on our consolidated financial statements as of July 31, 2007 and for the nine month and three month periods then ended.  This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2007, the Company owned or had interests in 39 properties containing a total of 3.7 million square feet of gross leasable area (“GLA”).

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail centers.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the nine month periods ended July 31, 2007 and 2006, the Company increased its allowance for doubtful accounts by $317,000 and $167,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and mortgage notes receivable may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties or mortgage note receivable is impaired at July 31, 2007.

Liquidity and Capital Resources
At July 31, 2007, the Company had unrestricted cash and cash equivalents of $3.1 million compared to $2.8 million at October 31, 2006.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2007 and to meet its dividend requirements necessary to maintain its REIT status.  The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows which are expected to increase principally from property acquisitions and growth in operating income in the existing portfolio.  The Company derives substantially all of its revenues from tenants under existing leases at its properties. The Company’s operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire. In either of these cases, the Company’s cash flow could be adversely affected.

Net Cash Flows From:

Operating Activities

Net cash flows provided by operating activities amounted to $37.1 million in the nine months ended July 31, 2007, compared to $25.4 million in the comparable period of fiscal 2006. The changes in operating cash flows reflect:  a) an increase in the net operating results of the Company’s properties owned during both periods and recently acquired properties, b) a $6 million payment received in connection with a settlement of a lease guarantor’s obligation and c) net changes in trade receivables and payables during the period.

Investing Activities

Net cash flows used in investing activities were $12 million in the nine months ended July 31, 2007 compared to $20.2 million in the same period in fiscal 2006.  In fiscal 2007, the Company purchased properties for $21.3 million compared to $16.7 million in 2006.   In fiscal 2007, the Company also received cash proceeds of $13.2 million from the sale of one non-core property.  The Company spent $3.9 million on property improvements and tenant costs in the nine months ended July 31, 2007 compared to $4.0 million during the same period last year.

Financing Activities

Net cash flows used in financing activities amounted to $24.7 million in the nine months ended July 31, 2007 compared to $27.5 million in the same period of fiscal 2006.  During fiscal 2007, the Company borrowed $5 million on its secured line of credit and repaid $2 million during the quarter ended July 31, 2007.  The Company also made principal payments on mortgages totaling $3.4 million, (including the repayment of a $1.6 million mortgage that matured) compared to total principal payments of $6.9 million (including the repayment of a $5.1 million mortgage that matured) in fiscal 2006.  Quarterly dividends paid to shareholders totaled $24.8 million in the first nine months of fiscal 2007 compared to $24.3 million for the same period in fiscal 2006.

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

Mortgage notes payable of $100.9 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 7.29% at July 31, 2007. The mortgage loans are secured by fifteen properties with a net book value of $171 million and have fixed rates of interest ranging from 5.75% to 7.83%.  The Company may refinance any or all of mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.  In June 2007 the Company finalized an agreement with a mortgage lender to extend the non-recourse mortgage note payable on the Ridgeway Shopping Center in Stamford, CT with an outstanding principal balance of approximately $52.7 million at July 31, 2007 for a 10 year term and reset the fixed interest rate from 7.54% to 5.52% commencing November 1, 2007.

The Company has a secured revolving credit facility with a commercial bank which provides for borrowings of up to $30 million.  The facility expires in fiscal 2008. The secured revolving credit facility is collateralized by first mortgage liens on two properties having a net book value of $26.1 million at July 31, 2007.   The revolving credit line is available to finance the acquisition, management and/or development of commercial real estate, refinance indebtedness and for working capital purposes.  During fiscal 2007, the Company borrowed $5 million under the secured revolving credit line at an average variable rate of interest of 6.875%.  Proceeds were used to complete the acquisition of a retail property acquired during the year and for working capital.  In the third quarter of fiscal 2007, the Company repaid $2 million of such outstanding borrowings from available cash.

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

Off-Balance Sheet Arrangements

During the quarter ended July 31, 2007 the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. During the nine months ended July 31, 2007, the Company incurred approximately $3.9 million for capital expenditures which consisted of $1.3 million for property improvements, $2.3 million for tenant improvements and $.3 million for leasing commissions. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $10 million (including up to $6.75 million towards the costs of redeveloping space a The Dock Shopping Center in Stratford, CT (see below)) for anticipated capital improvements and leasing costs over the next twelve months. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Leasing

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut and Westchester and Putnam Counties, New York.  During the first nine months of fiscal 2007, the Company acquired a 10,100 square foot shopping center property in Monroe, Connecticut at a purchase price of $3.825 million, a 94,000 square foot shopping center property in Emerson, New Jersey for a purchase price of $17.25 million and an interest in a retail property located in Westchester County, NY at a contributed value of $546,000.  The acquired properties and interests were financed from available cash, borrowings on the Company’s secured credit line and net proceeds from the sale of a non core retail property.

During the quarter ended January 31, 2007, the Company entered into a lease with a wholesale club to rent approximately 107,000 sf of space at The Dock Shopping Center, in Stratford, CT, subject to certain conditions.  In connection with the new lease, the Company has agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space.  The former tenant’s lease obligations were guaranteed through fiscal 2016 by a corporate guarantor previously affiliated with the former tenant.  In February 2007, the Company executed a settlement agreement whereby the guarantor was released from its lease guaranty obligation upon satisfaction of certain conditions and in exchange for a payment of $6 million.  In April 2007, the conditions were satisfied and payment was received.  Accordingly, the Company recorded the settlement of lease guaranty obligation amount of $6 million as income during the second quarter of fiscal 2007.

Non-Core Assets
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years.  In April 2007, the Company sold one of its remaining non-core retail property for a sale price of $13.2 million and realized a gain on the sale of the property of approximately $11.4 million in the second quarter of fiscal 2007.  At July 31, 2007 the remaining non-core properties consist of two distribution service facilities with a net book value of approximately $750,000.  The Company intends to sell the remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will necessarily be limited if market conditions make such sales unattractive.

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

FFO, as defined by us, may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the nine months and three months ended July 31, 2007 and 2006 (amounts in thousands).

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Net Income Applicable to Common and Class A Common Stockholders	$30,806	$11,439	$4,183	$3,546

Plus: Real property depreciation	7,548	7,571	2,356	2,561
Amortization of tenant improvements and allowances	2,018	1,877	870	728
Amortization of deferred leasing costs	416	436	123	137
Less: Gain on sale of property	(11,385)	-	-	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$29,403	$21,323	$7,532	$6,972

Net Cash Provided by (Used in):
Operating Activities	$37,055	$25,377	$10,322	$10,670
Investing Activities	$(12,028)	$(20,205)	$(1,733)	$(2,420)
Financing Activities	$(24,703)	$(27,483)	$(10,738)	$(10,465)

FFO amounted to $29.4 million for the first nine months of fiscal 2007 compared to $21.3 million in the same period of fiscal 2006.  The change in FFO is attributable, among other things, to:  a) an increase in operating income of the Company’s core properties from higher leased levels at the properties and higher rental rates on in place leases compared to the prior period, b) a one-time payment of $352,200 received from a utility company in exchange for an easement right and  c) a settlement of a lease guaranty obligation of $6 million received in the second quarter of fiscal 2007.  See discussion which follows.

Results of Operations

The following information summarizes the Company’s results of operations for the nine month and three month periods ended July 31, 2007 and 2006 (amounts in thousand):

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2007	2006	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$43,249	$41,046	$2,203	5.4	$1,006	$1,197
Recoveries from tenants	13,393	13,162	231	1.8	359	(128)
Mortgage interest and other	750	361	389	107.8	8	381

Operating Expenses
Property operating	9,511	9,245	266	2.9	91	175
Property taxes	8,130	7,576	554	7.3	198	356
Depreciation and amortization	10,001	9,821	180	1.8	284	(104)
General and administrative	3,843	3,903	(60)	(1.5)	n/a	n/a

Other Income/Expenses
Interest expense	5,910	6,301	(391)	(6.2)	-	(391)

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2007	2006	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$14,560	$13,672	$888	6.5	$403	$485
Recoveries from tenants	4,471	4,094	377	9.2	122	255
Mortgage interest and other	107	36	71	-	(7)	78

Operating Expenses
Property operating	3,198	2,668	530	19.9	4	526
Property taxes	2,790	2,601	189	7.3	78	111
Depreciation and amortization	3,370	3,405	(35)	(1.0)	110	(145)
General and administrative	1,365	1,415	(50)	(3.5)	n/a	n/a

Other Income/Expenses
Interest expense	1,949	2,057	(108)	(5.3)	-	(108)

Revenues
Base rents increased by 5.4% to $43.2 million for the first nine months of fiscal 2007 as compared with $41.0 million in the comparable period of 2006.  The increase in base rentals was attributable to:

Property Acquisitions:

In fiscal 2007 the Company acquired two properties totaling 104,000 square feet of GLA (three retail properties totaling 50,000 square feet in fiscal 2006).  These properties accounted for all of the revenue changes attributable to property acquisitions during the nine month and three month periods ended July 31, 2007.

Properties Held in Both Periods:

The increase in base rents for properties held during the nine month periods ended July 31, 2007 and 2006, reflects increases in the overall occupancy levels at the Company’s core properties and an increase in rental rates for in place leases over the period.  The increase in base rents for properties held during the three month period ended July 31, 2007 reflect increases in rental rates on in place leases.  In fiscal 2007, the Company leased or renewed approximately 509,000 square feet (or approximately 13% of total property leasable area).  At July 31, 2007 the Company’s core properties were approximately 96.9% leased.  Overall core property occupancy rates increased from 93.2% at October 31, 2006 to 94.8% at July 31, 2007.

In the nine month period ended July 31, 2007, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) decreased by a net $128,000 compared to the same period in fiscal 2006.  This net decrease was a result of: a) lower overall property operating expenses in fiscal 2007 when compared with fiscal 2006 and lower operating expense recovery rates at certain properties caused by tenant vacancies in fiscal 2006 that reduced this component of expense recoveries by $575,000 in 2007 and b) an increase in real estate tax recoveries caused by an approximate 4.5% increase in property tax expense in properties held in both periods and higher property tax recovery rates caused by new tenant leases in certain properties that increased this component of expense recoveries by $447,000 in 2007.

In the three month period ended July 31, 2007, recoveries from tenants for properties owned in both periods increased over the same period in fiscal 2006 as a result of higher utility and maintenance costs and property tax expense at certain properties during the period.

During fiscal 2007, the Company executed a settlement agreement with the corporate guarantor of a former tenant’s lease obligations whereby the guarantor was released from its obligations to the Company in exchange for a payment of $6,000,000.  The payment and release of guaranty were subject to certain conditions contained in the agreement.  The conditions were satisfied on April 15, 2007 and the payment was recorded as income from a settlement of lease guaranty obligation in the nine month periods ended July 31, 2007.

In the second quarter of fiscal 2007, the Company granted an easement to a utility company at one of its retail properties.  In consideration for granting the easement, the utility company made a one-time payment of $352,200 to the Company which is included in other income in the nine month period ended July 31, 2007.

Interest, dividends and other investment income decreased by $297,000 in the nine month period ended July 31, 2007 compared to the same period in 2006.  This decrease reflects the use of available cash in 2006 of the remaining proceeds received from the 2005 Series D preferred stock sale (that were invested in short-term securities) for the purchase of properties during 2006.

Expenses
Operating expenses for properties held in both periods increased $266,000 and $530,000 in the nine months and three months ended July 31, 2007, respectively, compared to the same periods a year ago primarily as a result of increased utility costs and repairs to utility systems, and parking area maintenance expenses.

Property taxes for properties held in both periods increased 4.7% and 4.3% during the nine month and three month periods ended July 31, 2007 compared to the same periods a year ago as a result of increased assessments and municipal tax rates on certain properties.

Interest expense decreased $391,000 and $108,000 in the nine months and three months ended July 31, 2007 respectively, compared to the same periods in fiscal 2006 as a result of scheduled principal payments on mortgage notes, the repayments of mortgage notes of $1,579,000 and $4,975,000 during 2007 and 2006, respectively and a reduction in bank fees from the termination of the Company’s $20 million unsecured revolving bank credit line in June 2006.

Depreciation and amortization expense from properties held in both periods were unchanged during the nine month and three month periods ended July 31, 2007.

General and administrative expenses decreased by 1.5% and 3.5% for the nine and three months period ended July 31, 2007 compared to the same periods in fiscal 2006, reflecting lower professional and administrative expenses which was offset by a general increase in employee compensation during the periods.

Discontinued Operations
During the second quarter of fiscal 2007 the Company sold its non core retail property in Tempe, Arizona.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the results of operations of the property that was sold has been reclassified as discontinued operations for the nine month and three month periods ended July 31, 2007 and 2006.  The Company recorded a gain on the sale of the property of $11.4 million during the second quarter of fiscal 2007.  Net proceeds from the sale were utilized to complete the purchase of the Emerson, New Jersey property.

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

At July 31, 2007, the Company had variable rate debt of $3,000,000 outstanding.  During the nine months ended July 31, 2007, the weighted average interest rate on outstanding variable rate debt during the period was approximately 6.9%.  A hypothetical 1% increase in interest rates would have had an immaterial effect on the Company’s interest expense.  The Company does not enter into derivative financial instrument transactions for speculative or hedging purposes.

The Company believes that its weighted average interest rate of 7.29% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls

During the quarter ended July 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the shares repurchased by the Company during the nine months and three months ended July 31, 2007:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
July 30-July 31, 2007	3,000	$15.00	3,000	452,000

There is no assurance that the Company will repurchase the full amount of shares authorized.  The Company did not repurchase any Common or Class A Common Shares during the fiscal year ended 2006.  Any combination of Common or Class A Common may be repurchased under the program.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ James R. Moore
James R. Moore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: September 7, 2007	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the
Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc.
pursuant to Section 906 of Sarbanes-Oxley Act of 2002