Form 10-K
period 2007-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2008-01-11
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Yes☒	No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of accelerated filer and non-accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2007 (price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter): Common Shares, par value $.01 per share $57,182,000; Class A Common Shares, par value $.01 per share $324,323,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 4, 2008 (latest date practicable): 7,943,616 Common Shares, par value $.01 per share, and 18,850,477 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 6, 2008 (certain parts as indicated herein) (Part III).

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

Tax Status – Qualification as a Real Estate Investment Trust

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

Description of Business

The Company's sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  The Company's core properties consist principally of neighborhood and community shopping centers and five office buildings.  The remaining properties consist of two industrial properties.  The Company seeks to identify desirable properties for acquisition, which it acquires in the normal course of business.  In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

The Company intends to continue to invest substantially all of its assets in income-producing real estate, with an emphasis on neighborhood and community shopping centers, although the Company will retain the flexibility to invest in other types of real property.  While the Company is not limited to any geographic location, the Company's current strategy is to invest primarily in properties located in the northeastern region of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York, and Bergen County, New Jersey.

At October 31, 2007, the Company owned or had an equity interest in thirty-nine properties comprised of neighborhood and community shopping centers, office buildings and industrial facilities located in seven states throughout the United States, containing a total of 3.7 million square feet of gross leasable area. For a description of the Company's individual investments, see Item 2-Properties.

Investment and Operating Strategy

The Company's investment objective is to increase the cash flow and consequently the value of its properties.  The Company seeks growth through (i) the strategic re-tenanting, renovation and expansion of its existing properties, and (ii) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in its targeted geographic region.  The Company may also invest in other types of real estate in the targeted geographic region. For a discussion of key elements of the Company’s growth strategies and operating policies, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company may from time to time enter into arrangements for the acquisition of properties with unaffiliated property owners through the issuance of units of limited partnership interests in entities that the Company controls.  These units may be redeemable for cash or for shares of the Company’s Common stock or Class A Common stock.  The Company believes that this acquisition method may permit it to acquire properties from property owners wishing to enter into tax-deferred transactions. In August 2007, the Company purchased all of the remaining limited partner operating partnership units (OPU’s) in a partnership that owned The Shoppes at Eastchester, in Eastchester, New York for $2.8 million.  Prior to the purchase the Company was the sole general partner in the partnership.  As a result of the purchase the partnership terminated and the property is now directly owned by the Company.

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties.  Of the thirty-nine properties in the Company's portfolio, thirty-seven properties are considered core properties consisting of thirty-two retail properties and five office buildings (including the Company's executive headquarters).  At October 31, 2007, these properties contained in the aggregate 3.2 million square feet of gross leasable area (“GLA”). The Company's core properties collectively had 496 tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2007, the core properties were 96% leased.  The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2007, no single tenant comprised more than 5.0% of the total annual base rents of the Company’s core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2007.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	3	5.0%
Bed, Bath & Beyond	2	2.3%
ShopRite Supermarkets	3	2.1%
Staples, Inc.	3	2.0%
Toys “R” Us	2	1.8%
Christmas Tree Shops	1	1.4%
Big Y Foods Supermarkets	1	1.3%
Borders Books	1	1.3%
Marshall’s	1	1.2%
The Sports Authority	1	1.1%
		19.5%

See Item 2 Properties for a complete list of the Company’s core properties.

The Company’s single largest real estate investment is its 90% general partnership interest in the Ridgeway Shopping Center (“Ridgeway”).  Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid 1990’s. The property contains approximately 369,000 square feet of gross leasable space.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2007, Ridgeway revenues represented approximately 14% of the Company’s total revenues and approximately 19% of the Company’s total assets at October 31, 2007. As of October 31, 2007, Ridgeway was approximately 95% leased. The property’s largest tenants (by base rent) are: The Stop & Shop Supermarket Company, a division of Ahold (20%), Bed, Bath and Beyond (15%), Marshall’s Inc., a division of the TJX Companies (10%), and L.A. Fitness International, LLC (10%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2007 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent (%)
2008	3	5,945	$178,000	1.7%
2009	2	4,646	184,000	1.4%
2010	3	36,415	654,000	10.6%
2011	3	47,140	1,003,000	13.7%
2012	5	23,917	823,000	6.9%
2013	9	96,547	2,897,000	28.0%
2014	3	5,758	197,000	1.7%
2015	3	7,635	249,000	2.2%
2016	-	-	-	-
2017	1	60,000	1,853,000	17.4%
Thereafter	3	62,407	1,449,000	16.4%

Total	35	350,410	$9,487,000	100.00%

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

At October 31, 2007, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2007.

The two industrial facilities consist of automobile and truck parts distribution warehouses.  The facilities are net leased to DaimlerChrysler Corporation under long-term lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.

At October 31, 2007, the Company also held one fixed rate mortgage note receivable with a net book value of $1,305,000.

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

Competition

The real estate investment business is highly competitive.  The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, the Company's properties are subject to local competitors from the surrounding areas.  The Company does not consider its real estate business to be seasonal in nature. The Company's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where Company’s retail properties are located.  The Company's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing space to prospective tenants is generally determined on the basis of, among other things, rental rates, location, and physical quality of the property and availability of space.

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

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  It occupies approximately 8,000 square feet in a two-story office building owned by the Company. The Company has 33 employees and believes that its relationship with its employees is good.

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

Code of Ethics and Whistleblower Policy

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location. Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, Westchester, Putnam Counties, New York and Bergen County, New Jersey.  For the year ended October 31, 2007, approximately 75% of our total revenues were from properties located in these three counties. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our core properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

In addition, although we generally have invested between $5 million and $50 million per property, we have no limit on the size of our investments.  The Company’s single largest real estate investment is its 90% interest in the Ridgeway Shopping Center (“Ridgeway”) located in Stamford, Connecticut.  For the year ended October 31, 2007, Ridgeway revenues represented approximately 14% of the Company’s total revenues and approximately 19% of the Company’s total assets at October 31, 2007.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

We are dependent on anchor tenants in many of our retail properties. Most of our retail properties are dependent on a major or anchor tenant, a few of which lease space in more than one of our properties.  If we are unable to renew any lease we have with the anchor tenant at one of these properties upon expiration of the current lease, or to re-lease the space to another anchor tenant of similar or better quality upon expiration of the current lease on similar or better terms, we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income, reduced funds from operations and reduced property values.  Vacated anchor space also could adversely affect an entire shopping center because of the loss of the departed anchor tenant's customer drawing power.  Loss of customer drawing power also can occur through the exercise of the right that some anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term.  In addition, vacated anchor space could, under certain circumstances, permit other tenants to pay a reduced rent or terminate their leases at the affected property, which could adversely affect the future income from such property.  There can be no assurance that our anchor tenants will renew their leases when they expire or will be willing to renew on similar economic terms.  See Item 1 – Business – Core Properties in this Annual Report on Form 10-K for additional information on our ten largest tenants by percent of total annual base rent of our core properties.

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

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.  We have incurred, and expect to continue to incur, indebtedness to advance our objectives.  Our charter does not limit the amount of indebtedness we may incur, although we may not exceed a debt to capitalization ratio (as such terms are defined in the respective Articles Supplementary) of 0.55 to 1.00 without the consent of our Series B and  Series C preferred stockholders.  Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased net income, but at the same time creates risks.  We use debt to fund investments only when we believe it will enhance our risk-adjusted returns.  However, we cannot be sure that our use of leverage will prove to be beneficial.  Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations.  Incurring substantial debt may adversely affect our business and operating results by:

•	requiring us to use a substantial portion of our cash flow to pay interest, which reduces the amount available for distributions, acquisitions and capital expenditures;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility in response to changing business and economic conditions; or
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

We are dependent on key personnel. We depend on the services of our existing senior management to carry out our business and investment strategies.  We do not have employment agreements with any of our existing senior management.  As we expand, we will continue to need to recruit and retain qualified additional senior management.  The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman and Chief Executive Officer, who beneficially owns 39.0% of our outstanding common stock and 1.5% of our outstanding Class A common stock as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 35.0% of our outstanding voting interests.  In addition, our directors and executive officers, as a group, hold approximately 53.8% of our outstanding voting interests through their beneficial ownership of our common stock and Class A common stock.  The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.                       Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2007.  Except as otherwise noted, all core properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties (1):
Stamford, CT (2)	1997	1950	2002	369,000	13.6	35	95%	Stop & Shop Supermarket
Springfield, MA	1996	1970	1970	326,000	26.0	29	96%	Big Y Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	24	100%	ShopRite Supermarket
Stratford, CT	1988	1978	2005	269,000	29.0	16	98%	Stop & Shop Supermarket
Yorktown, NY	1997	1973	2005	200,000	16.4	9	100%	Staples
Danbury, CT	-	1989	1995	194,000	19.3	21	98%	Christmas Tree Shops
White Plains, NY	1994	1958	2003	185,000	3.5	10	100%	Toys “R” Us
Ossining, NY	2000	1978	1998	137,000	11.4	25	95%	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26.0	26	100%	Home Goods
Carmel, NY	1999	1983	1995	129,000	19.0	16	99%	ShopRite Supermarket
Wayne, NJ	1992	1959	1992	102,000	9.0	41	99%	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	7	97%	Linens ‘N Things
Darien, CT	1992	1955	1998	95,000	9.5	19	100%	Shaw’s Supermarket
Emerson, NJ	-	1981	2007	92,000	7.0	17	94%	ShopRite Supermarket
Somers, NY	-	1991	1999	78,000	10.8	32	94%	CVS
Orange, CT	-	1990	2003	78,000	10.0	10	66%	Trader Joe’s Supermarket
Eastchester, NY (3)	2002	1978	1997	70,000	4.0	11	100%	Food Emporium
Ridgefield, CT	1999	1930	1998	51,000	2.1	37	93%	Chico’s
Rye, NY (4 buildings)	-	Various	2004	40,000	1.0	20	98%	Cosi
Westport, CT	-	1986	2003	39,000	3.0	10	100%	Pier One Imports
Ossining, NY	-	1975	2001	38,000	1.0	18	88%	Dress Barn
Danbury, CT	-	1988	2002	33,000	2.7	6	100%	Fortunoff, Sleepys’
Ossining, NY	2001	1981	1999	29,000	4.0	4	100%	Westchester Community College
Pelham, NY	-	1975	2006	26,000	1.0	8	100%	Gristede’s Supermarket
Queens, NY (2 buildings)	-	1960	2006	24,000	1.0	15	93%	Zaravshan, Huntington Dental
Somers, NY	-	1987	1992	19,000	4.9	12	100%	Putnam County Savings Bank
Monroe, CT	-	2005	2007	10,000	2.0	4	71%	Starbucks
Office Properties:
Greenwich, CT (5 buildings)	-	various	various	59,000	2.8	14	89%	Greenwich Hospital
				3,245,000		496

(1) Excludes 20% economic interest in a general partnership that owns a retail/office property in Westchester County, New York.

(2) The Company is the sole general partner in the partnership that owns this property.

(3) In August 2007, the Company purchased all of the remaining limited partnership units in a partnership that owns this property.  Prior to the purchase the Company was the sole general partner in the partnership.  As a result of the purchase, the partnership terminated and the property became directly owned by the Company.

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

At October 31, 2007, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2007.

The following table sets forth information concerning each non-core property at October 31, 2007.  The non-core properties are 100% owned by the Company.

Location	Year Renovated	Year Completed	Year Acquired	Rentable Square Feet	Acres	# of Tenants	Leased	Principal Tenant

Dallas, TX	1989	1970	1970	255,000	14.5	1	100%	DaimlerChrysler Corporation

St. Louis, MO	2000	1970	1970	192,000	16.0	1	100%	DaimlerChrysler Corporation

				447,000		2

Total Portfolio				3,692,000		498

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for leases in place as of October 31, 2007, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet

2008 (1)	96	223,000	6.4%
2009	66	387,000	11.0%
2010	57	284,000	8.1%
2011	64	507,000	14.5%
2012	60	681,000	19.4%
2013	34	275,000	7.8%
2014	29	108,000	3.1%
2015	25	178,000	5.1%
2016	26	119,000	3.4%
2017	22	191,000	5.5%
Thereafter	19	628,000	15.7%
Total	498	3,581,000	100.00%

(1)	Represents lease expirations from November 1, 2007 to October 31, 2008 and month-to-month leases.

Item  3                      Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings.  However, there are no material legal proceedings presently pending against the Company.

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2007.

PART II

Item 5.               Market for the Registrant's Common Equity, Related Shareholder Matters and Issuers Purchases of Equity Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and “UBA”, respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2007 and 2006 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2007		Fiscal Year Ended October 31, 2006
	Low	High	Low	High
First Quarter	$16.70	$18.25	$15.70	$17.73
Second Quarter	$17.02	$18.46	$16.22	$17.40
Third Quarter	$16.35	$18.45	$15.54	$16.76
Fourth Quarter	$16.15	$18.31	$15.50	$18.60

Class A Common shares:	Fiscal Year Ended October 31, 2007		Fiscal Year Ended October 31, 2006
	Low	High	Low	High
First Quarter	$17.82	$19.43	$15.60	$17.83
Second Quarter	$17.81	$19.62	$16.25	$18.40
Third Quarter	$15.10	$18.81	$15.58	$17.10
Fourth Quarter	$14.97	$17.91	$16.04	$19.44

(b) Approximate Number of Equity Security Holders

At January 4, 2008 (latest date practicable), there were 1,118 shareholders of record of the Company's Common Stock and 1,123 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2007 and 2006:

Dividends Paid Per:	Common Share			Class A Common Share
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income		Gross Dividend Paid Per Share	Ordinary Income
January 19, 2007	$.2075	$.2075		$.23	$.23
April 20, 2007	$.2075	$.2075		$.23	$.23
July 20, 2007	$.2075	$.2075		$.23	$.23
October 19, 2007	$.2075	$.2075		$.23	$.23
	$.83	$.83		$.92	$.92

Dividends Paid Per:	Common Share			Class A Common Share
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non taxable Portion
January 20, 2006	$.2025	$.166	$.0365	$.225	$.184	$.041
April 21, 2006	$.2025	$.166	$.0365	$.225	$.184	$.041
July 21, 2006	$.2025	$.166	$.0365	$.225	$.184	$.041
October 20, 2006	$.2025	$.166	$.0365	$.225	$.184	$.041
	$.81	$.664	$.146	$.90	$.736	$.164

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2007, the Company made distributions to stockholders aggregating $0.83 per Common share and $0.92 per Class A Common share. On December 12, 2007, the Company’s Board of Directors approved the payment of a quarterly dividend payable January 18, 2008 to stockholders of record on January 4, 2008. The quarterly dividend rates were declared in the amounts of $0.215 per Common share and $0.2375 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2007, 972,670 shares of Common Stock and 168,414 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

In fiscal 2005, the Company’s Board of Directors approved a share repurchase program (“Program”) of up to 500,000 shares, in the aggregate, of the Company’s Common and Class A Common Stock.  The Program does not have a specific expiration date and may be discontinued at any time.  Any combination of either shares of Common Stock or Class A Common Stock not exceeding 433,800 shares, in the aggregate, may yet be purchased under the Program.  There is no assurance that the Company will repurchase the full amount of shares authorized.

The following table sets forth the shares repurchased by the Company during the fiscal period ended October 31, 2007:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Repurchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
July 30 - August 15, 2007	21,200	$14.94	21,200	433,800

Item 6.                      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2007	2006	2005	2004	2003
Balance Sheet Data:
Total Assets	$471,770	$451,350	$464,439	$394,917	$392,639

Mortgage Notes Payable	$96,282	$104,341	$111,786	$107,443	$104,588

Redeemable Preferred Stock	$52,747	$52,747	$52,747	$52,747	$52,747

Operating Data:
Total Revenues	$81,880	$72,302	$68,371	$60,650	$55,060

Total Expenses and Minority Interest	$49,630	$48,708	$46,134	$39,729	$37,357

Income from Continuing Operations before Discontinued Operations	$32,751	$24,544	$22,968	$21,408	$18,226

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$.95	$.63	$.66	$.69	$.63
Common Stock	$.86	$.56	$.60	$.63	$.57

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$.93	$.61	$.64	$.68	$.63
Common Stock	$.83	$.55	$.58	$.62	$.57

Cash Dividends on:
Class A Common Stock	$.92	$.90	$.88	$.86	$.84
Common Stock	$.83	$.81	$.80	$.78	$.76
Total	$1.75	$1.71	$1.68	$1.64	$1.60

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$49,307	$35,429	$35,505	$30,744	$31,176

Investing Activities	$(19,457)	$(20,129)	$(61,348)	$(2,416)	$(69,818)

Financing Activities	$(28,432)	$(38,994)	$26,397	$(24,837)	$14,749

Funds from Operations (Note 1)	$37,062	$28,848	$29,355	$29,813	$27,964

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management’s Discussion and Analysis on page 20.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company’s operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company’s operating performance.  However, comparison of the Company’s presentation of FFO, using the NAREIT definition, to similarly titled  measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management’s Discussion and Analysis on page 20.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2007, the Company owned or had interests in thirty-nine properties containing a total of 3.7 million square feet of GLA of which approximately 96% was leased.

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

Key elements of the Company’s growth strategies and operating policies are to:

▪
Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at October 31, 2007.

Liquidity and Capital Resources
At October 31, 2007, the Company had unrestricted cash and cash equivalents of $4.2 million compared to $2.8 million at October 31, 2006.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2008 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2007, 2006 and 2005, net cash flow provided by operations amounted to $49.3 million, $35.4 million and $35.5 million, respectively.  Cash dividends paid on common and preferred shares increased to $33.1 million in fiscal 2007 compared to $32.4 million in fiscal 2006 and $29.4 million in fiscal 2005.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $49.3 million in fiscal 2007, compared to $35.4 million in fiscal 2006 and $35.5 million in fiscal 2005. The changes in operating cash flows were primarily due to increases in the net operating results generated from the Company’s properties and operating cash flows from new properties acquired during those periods and in 2007, the receipt of a $6 million settlement of a lease guarantee obligation.

Investing Activities

Net cash flows used in investing activities were $19.5 million in fiscal 2007, $20.1 million in fiscal 2006 and $61.3 million in fiscal 2005. The net cash flows in each of these years were principally due to the acquisition of properties consistent with the Company’s strategic plan to acquire properties in the northeast and the acquisition of limited partner interests in consolidated joint ventures. The Company acquired two properties in fiscal 2007, three retail properties in fiscal 2006 and two shopping centers in fiscal 2005. In fiscal 2007, the Company also acquired the remaining limited partnership interest in its Eastchester property for $2.8 million.  In fiscal 2007, the Company sold one property for $13.2 million and two properties in fiscal 2005 for $17.8 million.  Sale proceeds were used to purchase additional properties in the northeast.  The Company also invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities were $28.4 million in fiscal 2007 and $39.0 million in fiscal 2006.  Net cash flows provided by financing activities in fiscal 2005 were $26.4 million and reflect net proceeds of $59.4 million from the sale of a new issue of Series D preferred stock in that year.  Net cash flows used in financing activities in each of the fiscal years 2007, 2006 and 2005 reflect distributions to its shareholders each year of $33.1 million in fiscal 2007, $32.4 million in fiscal 2006 and $29.4 million in fiscal 2005. The Company also borrowed funds under its revolving credit line facility in each of the three years ended October 31, 2007 primarily to finance the purchase of property or for working capital during the periods.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $96.3 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at October 31, 2007. The mortgage loans are secured by 15 properties with a net book value of $169 million and have fixed rates of interest ranging from 5.52% to 7.78%.  The Company made principal payments of $8.1 million (including the repayment of $5.6 million in mortgages that matured) in fiscal 2007 compared to $7.4 million (including the repayment of $4.975 million in mortgages that matured) in fiscal 2006 and $4.2 million in fiscal 2005.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

In fiscal 2007, the Company entered into an agreement with a bank to extend the non-recourse mortgage note payable on the Ridgeway Shopping Center in Stamford, Connecticut with an outstanding principal balance of approximately $52.5 million for a 10-year term and reset the fixed interest rate from 7.54% to 5.52% commencing October 1, 2007.

At October 31, 2007, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowings of up to $30 million.  The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties. Interest on outstanding borrowings is at prime + 1/2% or LIBOR + 1.5%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  During fiscal 2007, the Company borrowed $14.2 million and repaid $2.0 million and had outstanding variable rate borrowings of $12.2 million at October 31, 2007 at interest rates ranging from 6.39% to 6.68%.  There were no variable rate borrowings outstanding at October 31, 2006.  During fiscal 2006, the Company borrowed and repaid $3 million under the secured credit line.  Prior to June 2006, the Company also had a $30 million unsecured line of credit (“Unsecured Credit Line”) arrangement with the same bank.  During 2006, the Company terminated the Unsecured Credit Line.  There were no borrowings outstanding on this credit line at the date of termination.

On October 24, 2007, the Company signed a commitment letter with a major commercial bank to act as administrative agent and sole lead arranger of a $50 million senior unsecured revolving credit facility (the “Facility”).  The Facility is to be used for working capital, general corporate and other purposes.  The Facility will contain certain terms, conditions and covenants customary for facilities of this type.  The entering into and closing of the Facility is subject to certain conditions including negotiation of a definitive credit agreement with the bank.

Contractual Obligations

The Company’s contractual payment obligations as of October 31, 2007 were as follows (amounts in thousands):

Payments Due by Period

	Total	2008	2009	2010	2011	2012	Thereafter
Mortgage notes payable	$96,282	$13,066	$18,542	$6,289	$5,083	$4,796	$48,506
Tenant obligations*	765	765	-	-	-	-	-
Total Contractual Obligations	$97,047	$13,831	$18,542	$6,289	$5,083	$4,796	$48,506

*Committed tenant-related obligations based on executed leases as of October 31, 2007.

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

Off-Balance Sheet Arrangements

During the years ended October 31, 2007 and 2006, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2007, the Company paid approximately $8.1 million for property improvements, (including $3.2 million for the redevelopment of a tenant space at The Dock Shopping Center in Stratford, Connecticut (see below)) tenant improvement and leasing commission costs. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $7.2 million for anticipated capital improvements and leasing costs in fiscal 2008. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In January 2007, the Company acquired a 10,100 square foot shopping center located in Monroe, Connecticut (“Monroe”) for $3.8 million including closing costs.

In April 2007, the Company acquired the Emerson Shopping Plaza (“Emerson”), a 92,000 square foot shopping center located in Emerson, New Jersey for a purchase price of approximately $17.5 million, including closing costs.

In August 2007, the Company purchased all of the limited partner operating partnership units (OPU’s) in a consolidated partnership that owned The Shoppes at Eastchester, in Eastchester, New York for $2.8 million.  Prior to the purchase the Company was the sole general partner in the partnership.  As a result of the purchase, the partnership terminated and the property is now directly owned by the Company.

In January 2007, the Company entered into a lease with a wholesale club to lease approximately 107,000 square feet of space at The Dock Shopping Center, Stratford, Connecticut, subject to certain conditions.  In connection with the new lease, the Company agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space.  The former tenant’s lease obligation was guaranteed through 2016 by a corporate guarantor previously affiliated with the former tenant.  In February 2007, the Company executed a settlement agreement with the guarantor whereby the guarantor was released from its obligations in exchange for a payment to the Company of $6 million that was received this year.

In May 2007, the Company formed a limited liability company (“LLC”) to acquire by contribution, a 20% economic interest in a general partnership which owns a retail/office property in Westchester County, New York.  Simultaneously, the Company contributed one of its wholly-owned retail properties in Westchester County, New York into the LLC.  As a result of the contributions, the Company owns approximately 76% of the LLC, the accounts of which are included in the accompanying consolidated financial statements at October 31, 2007.  The Company has recorded the non controlling member’s share of the net assets of the LLC of $546,000 in minority interests, in the accompanying October 31, 2007 consolidated balance sheet.  The Company has, among other things, guaranteed a preferential return to the other member of the LLC of $36,000 per annum.

In fiscal 2006, the Company acquired three retail properties totaling 50,000 square feet of GLA at an aggregate purchase price of $16.6 million.

In fiscal 2005, the Company purchased Staples Plaza, a 200,000 square foot shopping center in Yorktown, New York for $28.5 million, including the assumption of a first mortgage loan at its estimated fair value of $8.5 million.  The Company also purchased The Dock, a 269,000 square feet shopping center located in Stratford, Connecticut for $51.1 million.

Sales of Properties

In fiscal 2007, the Company sold its Tempe, Arizona property for a sale price of $13.2 million.  The proceeds were used to complete the acquisition of the Emerson, New Jersey property.  The Company recorded a gain on sale of approximately $11.4 million.

In fiscal 2005, the Company sold its Farmingdale, New York property for a sale price of $9.75 million.  The proceeds were used to complete the acquisition of The Dock.  The Company recorded a gain on the sale of approximately $5.6 million.  The Company also sold in fiscal 2005 an office building in Southfield, Michigan for a sale price of $9.2 million and recorded a gain on the sale of $1.4 million.

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years.  The non-core properties consist of two distribution service facilities (both of which are located outside of the northeast region of the United States).

The Company intends to sell its remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  In fiscal 2007, the Company sold a non-core property for $13.2 million and recorded a gain on sale of the property of $11.4 million.  There were no sales of non-core properties in fiscal 2006.  At October 31, 2007, the two remaining non-core properties have a net book value of approximately $726,000.

Funds from Operations
The Company considers Funds from Operations (“FFO”) to be an additional measure of an equity REIT’s operating performance.  The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with generally accepted accounting principles (“GAAP”)) excluding gains or losses from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2007 (amounts in thousands).

	Year Ended October 31,
	2007	2006	2005
Net Income Applicable to Common and Class A Common Stockholders	$35,046	$15,690	$23,976

Plus: Real property depreciation	10,530	9,981	9,003
Amortization of tenant improvements and allowances	2,267	2,450	2,325
Amortization of deferred leasing costs	564	557	555
Depreciation and amortization on discontinued operations	40	170	516
Less: Gains on sales of properties	(11,385)	-	(7,020)

Funds from Operations Applicable to Common and Class A Common Stockholders	$37,062	$28,848	$29,355

Net Cash Provided by (Used in):
Operating Activities	$49,307	$35,429	$35,505
Investing Activities	$(19,457)	$(20,129)	$(61,348)
Financing Activities	$(28,432)	$(38,994)	$26,397

FFO amounted to $37.1 million in fiscal 2007 compared to $28.8 million in fiscal 2006 compared to $29.4 million in fiscal 2005.  The increase in FFO in fiscal 2007 reflects an increase in operating income from properties owned during the period and recent property acquisitions and the receipt of $6 million from the settlement of a lease guarantee on a tenant space in The Dock shopping center in Stratford, Connecticut.  The decrease in FFO in fiscal 2006 reflects an increase in operating income from properties owned during the period and property acquisitions completed that year offset by an increase in preferred stock dividends paid on a new Series D Preferred Stock issue and the temporary investment of the remaining proceeds of the Series D Preferred stock sale into lower yielding short-term investments.  See discussion which follows.

Results of Operations

Fiscal 2007 vs. Fiscal 2006

The following information summarizes the Company’s results of operations for the year ended October 31, 2007 and 2006 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2007	2006	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$57,260	$54,862	$2,398	4.4%	$1,216	$1,182
Recoveries from tenants	17,660	16,957	703	4.1%	483	220
Mortgage interest and other	845	408	437	107.1%	11	426

Operating Expenses
Property operating	12,109	11,666	443	3.8%	175	268
Property taxes	10,926	10,262	664	6.5%	270	394
Depreciation and amortization	13,442	13,073	369	2.8%	407	(38)
General and administrative	4,979	4,981	(2)	-	n/a	n/a

Non-Operating Income/Expense
Interest expense	7,773	8,287	(514)	(6.2%)	-	(514)
Interest, dividends, and other investment income	501	950	(449)	(47.3%)	n/a	n/a

Revenues
Base rents increased by 4.4% to $57.3 million in fiscal 2007 as compared with $54.9 million in the comparable period of 2006.  The increase in base rentals was attributable to the property acquisitions and properties held in both periods as discussed below.

Property Acquisitions:

In fiscal 2007, the Company acquired two properties totaling 102,100 square feet of GLA.  These properties accounted for all of the revenue, operating expense, property tax, and depreciation and amortization changes attributable to property acquisitions during the fiscal year ended 2007.

Properties Held in Both Periods:

The increase in base rents for properties held during the fiscal period ended October 31, 2007, reflects an increase in rental rates for in place leases over the period.  In fiscal 2007, the Company leased or renewed approximately 553,000 square feet (or approximately 15% of total property leasable area).  At October 31, 2007, the Company’s core properties were approximately 96% leased.  Overall core property occupancy rates increased from 93.3% at October 31, 2006 to 95.4% at October 31, 2007.

For the fiscal year ended 2007, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $220,000 compared to the same period in fiscal 2006.  This increase was a result of an increase in real estate tax recoveries caused by an approximate 4.0% increase in property tax expense in properties held in both periods and higher property tax recovery rates at certain properties.  Recoveries from tenants for common area maintenance was unchanged in fiscal 2007 when compared with fiscal 2006.

During fiscal 2007, the Company executed a settlement agreement with the corporate guarantor of a former tenant’s lease obligations whereby the guarantor was released from its obligations to the Company in exchange for a payment of $6,000,000.  The payment and release of guaranty were subject to certain conditions contained in the agreement.  The conditions were satisfied on April 15, 2007 and the payment was recorded as income from a settlement of lease guaranty obligation in the fiscal year ended October 31,  2007.

The Company’s single largest real estate investment is the Ridgeway Shopping Center located in Stamford, Connecticut (which is owned by a consolidated joint venture in which the Company has a 90% controlling interest).  Ridgeway’s revenues represented approximately $11.0 million or 14% of total revenues in fiscal 2007 compared to $10.3 million or 14% in fiscal 2006.  At October 31, 2007, the property was 95% leased.  No other property in the Company’s portfolio comprised more than 10% of the Company’s consolidated revenues in fiscal 2007.

Operating Expenses

Operating expenses increases were a result of property acquisitions as discussed above and properties held in both periods as more fully discussed below:

Property operating expenses for properties held in both periods increased $268,000 in the fiscal year ended October 31, 2007 primarily as a result of increased utility costs and repairs to utility systems, landscaping at some of the Company’s properties, and parking area maintenance expenses.

Property taxes for properties held in both periods increased by $394,000 or 4.0% in fiscal 2007 from higher real estate tax assessment rates at the Company’s properties.

There was relatively no change in depreciation and amortization for properties held in both periods for the fiscal period ended October 31, 2007 when compared to fiscal 2006.

General and administrative expenses were unchanged for the fiscal period ended October 31, 2007.

Non-Operating Income/Expense

Interest, dividends and other investment income decreased by $449,000 in the fiscal period ended October 31, 2007.  The decrease in this component of income reflects the use of available cash in 2006 that was invested in highly liquid securities for the purchase of properties during fiscal 2006 and 2007.

Interest expense decreased by $514,000 in fiscal 2007 from scheduled principal payments on mortgage notes, the repayments of mortgage notes of $5,600,000 and $4,975,000 during fiscal 2007 and 2006, respectively and a decrease in credit line facility fees after the termination of the Company’s unsecured revolving bank credit line in June 2006.

Fiscal 2006 vs. Fiscal 2005

	Year Ended
	October 31,				Change Attributable to:
Revenues	2006	2005	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$54,862	$51,383	$3,479	6.8%	$3,215	$264
Recoveries from tenants	16,957	16,444	513	3.1%	706	(193)
Mortgage interest and other	408	291	117	40.2%	(82)	199

Operating Expenses
Property operating	11,666	10,785	881	8.2%	570	311
Property taxes	10,262	9,211	1,051	11.4%	740	311
Depreciation and amortization	13,073	11,884	1,189	10.0%	774	415
General and administrative	4,981	5,155	(174)	(3.4%)	n/a	n/a

Non-Operating Income/Expense
Interest expense	8,287	8,502	(215)	(2.5%)	322	(537)
Interest, dividends, and other investment income	950	731	219	30.0%	n/a	n/a

Revenues
Base rents increased by 6.8% to $54.9 million in fiscal 2006 as compared with $51.4 million in fiscal 2005.  The increase in base rentals was attributable to the property acquisitions and properties held in both periods as discussed below.

Property Acquisitions:

In fiscal 2006, the Company acquired three properties totaling 50,000 square feet of GLA and two properties totaling 469,000 square feet of GLA during fiscal 2005.  These properties accounted for all of the revenue, operating expense, property tax, interest expense, and depreciation and amortization changes attributable to property acquisitions during fiscal 2006.

Properties Held in Both Periods:

Base rents from properties held in both periods increased $264,000 in fiscal 2006 compared to fiscal 2005. The increase in base rents from new leases and lease renewals completed during fiscal 2006 was impacted by unexpected tenant vacancies during the same period that lowered revenues by approximately $500,000.  At October 31, 2006, the overall leased percentage of the Company’s core properties was 97%, a decline of 1% from the prior year.  The Company executed new leases or renewed leases comprising 297,000 square feet of GLA during fiscal 2006.

Recoveries from tenants from properties held in both periods (which represent reimbursements from tenants for operating expenses and property taxes) decreased $193,000 in fiscal 2006 compared to the prior year due to slightly lower occupancy levels during fiscal 2006 when compared with fiscal 2005.

Operating Expenses

Property operating expenses for properties held in both periods increased by $311,000 in fiscal 2006 when compared with fiscal 2005 from an increase in certain property expense categories, particularly repairs, maintenance and utility expenses, that increased this component of expenses by approximately $800,000 in fiscal 2006.  The increase in expenses in fiscal 2006 was partially offset by a decrease of approximately $300,000 in property insurance and snow removal costs in that year.

Property taxes for properties held in both periods increased by $311,000 or 3% in fiscal 2006 when compared with fiscal 2005 from higher real estate tax assessment rates at certain of the Company’s properties.

Depreciation and amortization expense from properties held in both periods increased $415,000 in fiscal 2006 when compared with fiscal 2005, principally from the write off of unamortized tenant improvement costs of $319,000 related to several tenants that vacated the properties during the year.

General and administrative expenses (“G&A”) decreased by $174,000 in fiscal 2006 when compared with fiscal 2005 primarily from lower professional fees related to the Company’s internal controls assessment required by Section 404 of Sarbanes-Oxley Act which decreased G&A by $443,000 in fiscal 2006.  The decrease in G&A was offset by higher employee compensation costs which increased this component of expense by $415,000 in fiscal 2006.

Non-Operating Income/Expense

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

Interest expense for properties held in both periods decreased $537,000 in fiscal 2006 when compared with fiscal 2005 principally from the repayment of mortgage notes payable and bank credit line borrowings in fiscal 2005 that were repaid later in the year.  In connection with one acquisition in fiscal 2005, the Company assumed an $8.5 million first mortgage loan that increased interest expense in fiscal 2006 by $322,000.

Discontinued Operations

In fiscal 2007, the Company sold its Tempe, Arizona property for a sale price of $13.2 million.  Accordingly, the operating results for this property were classified as discontinued operations in the accompanying consolidated statements of income for the year ended October   31, 2007.  In connection with the sale of the property, the Company recorded a gain on sale of approximately $11.4 million.

During fiscal 2005, the Company sold a shopping center in Farmingdale, New York for $9.75 million and an office building in Southfield, Michigan for $9.175 million. Accordingly, the operating results for these properties were classified as discontinued operations in the accompanying consolidated statements of income for year ended October 31, 2005.  In connection with the sales of the properties, the Company recorded gains on sales of properties of $7.0 million in fiscal 2005.

Revenues from discontinued operations were $320,000, $747,000 and $2.5 million for the years ended October 31, 2007, 2006 and 2005, respectively.

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

The following table sets forth the Company’s long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2007 (amounts in thousands, except weighted average interest rate):

For the years ended October 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$13,066	$18,542	$6,289	$5,083	$4,796	$48,506	$96,282	$94,780
Weighted average interest rate for debt maturing	5.877%	7.054%	7.780%	7.25%	6.52%	5.52%

During the year ended October 31, 2007, the weighted average interest rate on variable rate debt outstanding during the period was approximately 6.9%.  A hypothetical increase of 1% in interest rates would have had an immaterial effect on the Company’s interest expense.  At October 31, 2007, the Company had $12.2 million in outstanding variable rate debt.

The Company believes that its weighted average fixed interest rate of 6.1% on its debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure, during the years ended October 31, 2007 and 2006.

Item 9A.             Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s internal control over financial reporting include policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance of the recording of all transactions necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and the proper authorization of receipts and expenditures in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of October 31, 2007.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited Urstadt Biddle Properties Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Urstadt Biddle Properties Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; (3) that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Urstadt Biddle Properties Inc. as of October 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years then ended and our report dated January 10, 2008 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
January 10, 2008	Certified Public Accountants
A Professional Corporation

Item 9B.                      Other Information.

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 6, 2008 within the period required under the applicable rules of the Securities and Exchange Commission.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	79	Chairman (since 1986) and Chief Executive Officer (since September 1989); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	46
President and Chief Operating Officer (since December 1996); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (June 1995 to March 1996); Vice President – Retail (April 1993 to June 1995).

James R. Moore	59
Executive Vice President and Chief Financial Officer (since March 1996); Senior Vice President and Chief Financial Officer (1989 to 1996);  Treasurer (since December 1987);  Secretary (1987 to 1999); Vice President-Finance and Administration (1987 to 1989).

Raymond P. Argila	59	Senior Vice President and Co-Counsel (since June 1990).

Thomas D. Myers	56	Senior Vice President, Co-Counsel and Secretary (since March 2006); Senior Vice President (since 2003); Secretary (since 2000); Vice President (1995-2003); Associate Counsel (1995-2006).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11.                      Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 6, 2008 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption "ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 6, 2008 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity Compensation Plan Information” of such Proxy Statement and is incorporated herein by reference.

Item 13.                      Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 6, 2008 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 6, 2008 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 39 are filed as part of this Annual Report.

2. Financial Statement Schedules --

The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 39 All other financial statement schedules are not applicable.

B.	Exhibits.

Listed below are all Exhibits filed as part of this report.  Certain Exhibits are incorporated by reference to documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
(3).	Articles of Incorporation and Bylaws

3.1
(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registrant's Statement on Form S-4/A filed January 23, 1997 (SEC File No. 333-19113)).

(b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 3, 1998 (SEC File No. 001-12803)).

(c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 filed on August 8, 2003 (SEC File No. 333-107803)).

(e) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

(f)  Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

3.2
(a)  Bylaws of the Company (incorporated by reference to Exhibit D of Amendment No. 1 to Registrant's Registration Statement on Form S-4 (SEC File No. 333-19113) (as in effect prior to December 12, 2007).

(b)  Bylaws of the Company, Amended and Restated as of December 12, 2007 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 18, 2007 (SEC File No. 001-12803).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(g) hereto.

	4.2	Series B Preferred Shares: See Exhibits 3.1 (a)-(g), 10.7 - 10.8 and 10.17 hereto.

	4.3	Series C Preferred Shares: See Exhibits 3.1 (a)-(g) and 10.11 hereto.

	4.4	Series D Preferred Shares: See Exhibits 3.1 (a)-(g).

	4.5	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(g), 10.2 and 10.9 hereto.

(10)	Material Contracts.

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

10.3
Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options) (incorporated by reference to Exhibit 10.6.2 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

	10.4	Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (SEC File No. 333-64381).

10.5
Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

10.6
Purchase and Sale Agreement, dated September 9, 1998, by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Registrant, as purchaser (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K dated September 23, 1998 (SEC File No. 001-12803)).

10.7
Subscription Agreement, dated January 8, 1998, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

10.8
Registration Rights Agreement, dated January 8, 1998, by and among the Company and the Initial Purchasers (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

10.9
Amendment to Shareholder Rights Agreement dated as of September 22, 1999 between the Company and the Rights Agent (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 1999 (SEC File No. 001-12803)).

10.10
Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). [1]

10.11
Registration Rights Agreement dated as of May 29, 2003 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (SEC File No. 333-107803)).

10.12
Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 10, 2004 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). [1]

10.12.1
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-EmployeeDirectors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2006) [1]

10.13
Excess Benefit and Deferred Compensation Plan effective as of January 1, 2005 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). [1]

10.14
Purchase and Sale Agreement between UB Railside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

10.15
Purchase and Sale Agreement between UB Dockside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

10.16
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Registrant and Charles J. Urstadt, Willing L. Biddle, James R. Moore, Raymond P. Argila and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated December 26, 2007).¹

	10.17	Amendment to Registration Rights Agreement dated as of December 31, 2001 by and among the Company and the remaining Initial Purchasers.

	10.18	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employees) effective as of November 7, 2007.¹

	10.19	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors) effective as of November 7, 2007.¹

	10.20	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors) effective as of November 7, 2007.¹

	10.21	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors – Alternative Version) effective as of November 7, 2007.¹

[1] Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)	Subsidiaries.

	21.1	List of Company's subsidiaries

(23)	Consents of Experts.

	23.1	Consent of PKF, Certified Public Accountants, A Professional Corporation

	23.2	Consent of Ernst & Young LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by James R. Moore.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and James R. Moore.

	URSTADT BIDDLE PROPERTIES INC.
Item 15A.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2007 and 2006	40

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2007	41

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2007	42

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2007	43

	Notes to Consolidated Financial Statements	44

	Reports of Independent Registered Public Accounting Firms	55-56

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2007	57

IV	Mortgage Loans on Real Estate - October 31, 2007	59

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,
ASSETS	2007	2006

Real Estate Investments:
Core properties – at cost	$521,476	$489,160
Non-core properties – at cost	1,383	6,383
	522,859	495,543
Less: Accumulated depreciation	(85,555)	(77,258)
	437,304	418,285
Mortgage note receivable	1,305	1,361
	438,609	419,646

Cash and cash equivalents	4,218	2,800
Restricted cash	589	589
Marketable securities	1,740	2,011
Tenant receivables	16,588	17,176
Prepaid expenses and other assets	5,445	4,484
Deferred charges, net of accumulated amortization	4,581	4,644
Total Assets	$471,770	$451,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Secured revolving credit line	$12,200	$-
Mortgage notes payable	96,282	104,341
Accounts payable and accrued expenses	3,970	1,785
Deferred compensation – officers	1,191	1,200
Other liabilities	7,438	5,503
Total Liabilities	121,081	112,829

Minority interests	3,739	5,318

Redeemable Preferred Stock, par value $.01 per share;
8.99% Series B Senior Cumulative Preferred Stock, (liquidation preference of $100 pershare); 150,000 shares issued and outstanding	14,341	14,341
8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100 pershare); 400,000 shares issued and outstanding	38,406	38,406
Total Preferred Stock	52,747	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
7,773,618 and 7,635,441 shares issued and outstanding	77	76
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,836,778 and 18,804,781 shares issued and outstanding	188	188
Additional paid in capital	264,585	262,024
Cumulative distributions in excess of net income	(31,077)	(42,400)
Accumulated other comprehensive income	480	618
Officer note receivable	(1,300)	(1,300)
Total Stockholders’ Equity	294,203	280,456
Total Liabilities and Stockholders’ Equity	$471,770	$451,350
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Year Ended October 31,
	2007	2006	2005
Revenues
Base rents	$57,260	$54,862	$51,383
Recoveries from tenants	17,660	16,957	16,444
Settlement of lease guarantee obligation	6,000	-	-
Lease termination income	115	75	253
Mortgage interest and other	845	408	291
Total Revenues	81,880	72,302	68,371

Operating Expenses
Property operating	12,109	11,666	10,785
Property taxes	10,926	10,262	9,211
Depreciation and amortization	13,442	13,073	11,884
General and administrative	4,979	4,981	5,155
Directors' fees and expenses	240	250	258
Total Operating Expenses	41,696	40,232	37,293

Operating Income	40,184	32,070	31,078
Non-Operating Income (Expense):
Interest expense	(7,773)	(8,287)	(8,502)
Interest, dividends and other investment income	501	950	731
Minority interests	(161)	(189)	(339)
Income from Continuing Operations before Discontinued Operations	32,751	24,544	22,968
Discontinued Operations:
Income from discontinued operations	252	488	997
Gains on sales of properties	11,385	-	7,020
Income from Discontinued Operations	11,637	488	8,017

Net Income	44,388	25,032	30,985
Preferred stock dividends	(9,342)	(9,342)	(7,009)

Net Income Applicable to Common and Class A Common Stockholders	$35,046	$15,690	$23,976

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$.86	$.56	$.60
Income from discontinued operations	$.43	$.02	$.30
Net Income Applicable to Common Stockholders	$1.29	$.58	$.90
Per Class A Common Share:
Income from continuing operations	$.95	$.63	$.66
Income from discontinued operations	$.47	$.02	$.33
Net Income Applicable to Class A Common Stockholders	$1.42	$.65	$.99

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$.83	$.55	$.58
Income from discontinued operations	$.42	$.02	$.29
Net Income Applicable to Common Stockholders	$1.25	$.57	$.87

Per Class A Common Share:
Income from continuing operations	$.93	$.61	$.64
Income from discontinued operations	$.46	$.02	$.32
Net Income Applicable to Class A Common Stockholders	$1.39	$.63	$.96
Dividends Per Share:
Common	$.83	$.81	$.80
Class A Common	$.92	$.90	$.88

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$44,388	$25,032	$30,985
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization from continuing operations	13,442	13,073	11,884
Depreciation and amortization from discontinued operations	40	170	516
Straight-line rent adjustments	(889)	(1,227)	(1,313)
Restricted stock compensation expense	2,071	2,007	1,617
Change in value of deferred compensation arrangement	(9)	71	305
Gains on sale of properties	(11,385)	-	(7,020)
Gain on repayment of mortgage note receivable	-	(102)	-
Minority interests	161	189	339
Increase (decrease) in tenant receivables	1,435	(1,507)	(1,605)
Decrease in accounts payable and accrued expenses	(1,170)	(2,391)	(151)
(Increase) decrease in other assets and other liabilities, net	1,223	116	(36)
Increase in restricted cash	-	(2)	(16)
Net Cash Flow Provided by Operating Activities	49,307	35,429	35,505

Cash Flows from Investing Activities:
Redemption of marketable securities	133	561	255
Acquisitions of real estate investments	(21,314)	(16,628)	(71,710)
Acquisition of limited partner interests in consolidated joint venture	(2,849)	-	(2,078)
Deposit on acquisitions of real estate investment	(424)	-	-
Improvements to properties and deferred charges	(8,098)	(5,251)	(5,319)
Net proceeds from sales of properties	13,200	-	17,758
Distributions to limited partners of consolidated joint ventures	(161)	(189)	(339)
Payments received on mortgage notes receivable	56	765	85
Refund of escrow funds	-	613	-
Net Cash Flow (Used in) Investing Activities	(19,457)	(20,129)	(61,348)

Cash Flows from Financing Activities:
Proceeds from revolving credit line borrowings	14,200	3,000	19,500
Repayments on revolving credit line borrowings	(2,000)	(3,000)	(19,500)
Net proceeds from issuance of Series D Preferred stock	-	-	59,380
Sales of additional shares of Common and Class A Common Stock	809	876	1,287
Principal repayments on mortgage notes payable	(8,059)	(7,445)	(4,173)
Dividends paid - Common and Class A Common Stock	(23,723)	(23,083)	(22,402)
Dividends paid - Preferred Stock	(9,342)	(9,342)	(7,009)
Repurchase of shares of Class A Common Stock	(317)	-	(686)
Net Cash Flow (Used in) Provided by Financing Activities	(28,432)	(38,994)	26,397

Net Increase (Decrease) in Cash and Cash Equivalents	1,418	(23,694)	554
Cash and Cash Equivalents at Beginning of Year	2,800	26,494	25,940

Cash and Cash Equivalents at End of Year	$4,218	$2,800	$26,494

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)	7.5% Series D Preferred Stock		Common Stock		Class A Common Stock		Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation and Officer Note Receivable	Total Stockholders’ Equity
	Issued	Amount	Issued	Amount	Issued	Amount
Balances – October 31, 2004	-	$-	7,189,991	$72	18,649,008	$186	$264,680	$(36,581)	$472	$(7,055)	$221,774
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	23,976	-	-	23,976
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	27	-	27
Total comprehensive income											24,003
Cash dividends paid :
Common stock ($0.80 per share)	-	-	-	-	-	-	-	(5,918)	-	-	(5,918)
Class A common stock ($0.88 per share)	-	-	-	-	-	-	-	(16,484)	-	-	(16,484)
Issuance of shares under
dividend reinvestment plan	-	-	59,390	-	15,767	-	1,186	-	-	-	1,186
Shares issued under restricted stock plan	-	-	175,800	2	75,675	1	4,080	-		(4,083)	-
Amortization of restricted stock
compensation and other adjustment	-	-	-	-	-	-	(125)	-	-	1,617	1,492
Exercise of stock options	-	-	7,750	-	6,750	-	100	-	-	-	100
Repurchases of Common and Class A common stock	-	-	(3,600)	-	(41,400)	-	(686)	-	-	-	(686)
Issuance of Series D Preferred Stock	2,450,000	61,250	-	-	-	-	(1,870)	-	-	-	59,380
Balances – October 31, 2005	2,450,000	61,250	7,429,331	74	18,705,800	187	267,365	(35,007)	499	(9,521)	284,847
Reversal of unamortized stock compensation upon adoption of SFAS No. 123R	-	-	-	-	-	-	(8,221)	-	-	8,221	-
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	15,690	-	-	15,690
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	119	-	119
Total comprehensive income											15,809
Cash dividends paid :
Common stock ($0.81 per share)	-	-	-	-	-	-	-	(6,168)	-	-	(6,168)
Class A common stock ($0.90 per share)	-	-	-	-	-	-	-	(16,915)	-	-	(16,915)
Issuance of shares under dividend
reinvestment plan	-	-	30,810	-	15,431	-	769	-	-	-	769
Exercise of stock options	-	-	9,500	-	4,500	-	107	-	-	-	107
Shares issued under restricted stock plan	-	-	165,800	2	79,050	1	(3)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	2,007	-	-	-	2,007
Balances – October 31, 2006	2,450,000	61,250	7,635,441	76	18,804,781	188	262,024	(42,400)	618	(1,300)	280,456
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	35,046	-	-	35,046
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(138)	-	(138)
Total comprehensive income											34,908
Cash dividends paid :
Common stock ($0.83 per share)	-	-	-	-	-	-	-	(6,435)	-	-	(6,435)
Class A common stock ($0.92 per share)	-	-	-	-	-	-	-	(17,288)	-	-	(17,288)
Issuance of shares under dividend
reinvestment plan	-	-	32,377	-	12,444	-	790	-	-	-	790
Exercise of stock options	-	-	-	-	1,953	-	17	-	-	-	17
Shares issued under restricted stock plan	-	-	105,800	1	70,300	-	-	-	-	-	1
Restricted stock compensation	-	-	-	-	-	-	2,071	-	-	-	2,071
Repurchases of Class A common stock	-	-	-	-	(21,200)	-	(317)	-	-	-	(317)
Forfeiture of restricted stock	-	-	-	-	(31,500)	-	-	-	-	-	-
Balances – October 31, 2007	2,450,000	$61,250	7,773,618	$77	18,836,778	$188	$264,585	$(31,077)	$480	$(1,300)	$294,203

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2007

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (“REIT”), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At October 31, 2007, the Company owned or had interests in thirty-nine properties containing a total of 3.7 million square feet of leasable area.

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

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates related to the valuation of real estate, depreciable lives, revenue recognition and the collectibility of tenant and notes receivable.  Actual results could differ from these estimates.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code).  Under those sections, a REIT that among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2007 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with SFAS No. 141, “Business Combinations.”  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.”  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,708,000 and $2,595,000 as of October 31, 2007 and 2006, respectively.

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

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At October 31, 2007 and 2006, approximately $10,078,000 and $9,278,000 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts received by the Company from its tenants are recognized as income in the period received.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At October 31, 2007 and 2006, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $1,946,000 and $1,561,000, respectively.  During the years ended October 31, 2007, 2006 and 2005, the Company provided $539,000, $200,000 and $90,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of rental revenue.

Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than three months.

Restricted Cash
Restricted cash consists of those tenant security deposits and replacement and other reserves required by agreement with certain of the Company’s mortgage lenders for property level capital requirements that are required to be held in separate bank accounts.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity.  For the years ended October 31, 2006 and 2005, gains on sales of marketable securities, determined based on specific identification amounted to $122,000 and $70,000, respectively (none in fiscal 2007).

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities. At October 31, 2007 and 2006, other comprehensive income consists of net unrealized gains on marketable securities of $480,000 and $618,000, respectively.  Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair values because of the short term nature of these instruments.

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2007 and 2006, the estimated aggregate fair value of the mortgage notes receivable was $959,000 and $1,093,000, respectively.

The estimated fair value of mortgage notes payable was $94,780,000 and $105,600,000 at October 31, 2007 and 2006, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2007	2006	2005
Numerator
Net income applicable to common stockholders – basic	$8,800	$3,871	$5,902
Effect of dilutive securities:
Stock awards and operating partnership units	324	220	281
Net income applicable to common stockholders – diluted	$9,124	$4,091	$6,183
Denominator
Denominator for basic EPS-weighted average common shares	6,845	6,662	6,566
Effect of dilutive securities:
Stock awards	448	482	446
Operating partnership units	-	55	55
Denominator for diluted EPS – weighted average common equivalent shares	7,293	7,199	7,067

Numerator
Net income applicable to Class A common stockholders – basic	$26,246	$11,819	$18,074
Effect of dilutive securities:
Stock awards and operating partnership units	(324)	-	58
Net income applicable to Class A common stockholders – diluted	$25,922	$11,819	$18,132

Denominator
Denominator for basic EPS – weighted average Class A common shares	18,419	18,312	18,280
Effect of dilutive securities:
Stock awards	275	306	314
Operating partnership units	-	55	246
Denominator for diluted EPS – weighted average Class A common
equivalent shares	18,694	18,673	18,840

Stock-Based Compensation
Prior to fiscal 2005, the Company accounted for its stock-based compensation plans under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) , and related Interpretations.  Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective-transition method.  Under that transition method, compensation expense is recognized for all share-based payments granted subsequent to November 1, 2005, based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

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

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary.  The Company is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141 Business Combinations.  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity.  The Company is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes from similar types of assets and liabilities.  The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107 “Disclosure About Fair Value of Financial Instruments” and SFAS No. 157.  The Company is currently evaluating the impact of adopting the statement, which becomes effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123 and is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not believe adoption of SFAS No. 157 will have a material effect on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN No. 48”), that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have an effect on the Company’s consolidated financial statements.

(2) REAL ESTATE INVESTMENTS

The Company’s investments in real estate, net of depreciation, were composed of the following at October 31, 2007 and 2006 (in thousands):

	Core Properties	Non-Core Properties	Mortgage Notes Receivable	2007 Totals	2006 Totals
Retail	$429,177	$-	$1,305	$430,482	$411,047
Office	7,401	-	-	7,401	7,391
Industrial	-	726	-	726	904
Undeveloped Land	-	-	-	-	304
	$436,578	$726	$1,305	$438,609	$419,646

The Company’s investments at October 31, 2007 consisted of equity interests in 39 properties, which are located in various regions throughout the United States and one mortgage note receivable.  The Company’s primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties.  Since a significant concentration of the Company’s properties are in the northeast, market changes in this region could have an effect on the Company’s leasing efforts and ultimately its overall results of operations.  The following is a summary of the geographic locations of the Company’s investments at October 31, 2007 and 2006 (in thousands):

	2007	2006
Northeast	$436,578	$415,664
Midwest	726	602
Southwest	1,305	3,380
	$438,609	$419,646

(3) CORE PROPERTIES

The components of core properties were as follows (in thousands):

	2007	2006
Land	$94,930	$90,532
Buildings and improvements	426,546	398,628
	521,476	489,160
Accumulated depreciation	(84,898)	(73,496)
	$436,578	$415,664

Space at the Company’s core properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases totaling $333,862,000 become due as follows: 2008 -$52,859,000; 2009 - $48,388,000; 2010 - $43,424,000; 2011 - $38,812,000; 2012 - $32,309,000 and thereafter – $118,070,000.

Certain of the Company’s leases provide for the payment of additional rent based on a percentage of the tenant’s revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2007.

Owned Properties
In January 2007, the Company acquired a 10,100 square foot shopping center located in Monroe, Connecticut (“Monroe”) for approximately $3.8 million, including closing costs.

In April 2007, the Company acquired the Emerson Shopping Plaza (“Emerson”), a 92,000 square foot shopping center located in Emerson, New Jersey for a purchase price of approximately $17.5 million, including closing costs.

In January 2007, the Company entered into a lease with a wholesale club to lease approximately 107,000 square feet of space at The Dock Shopping Center, Stratford, Connecticut, subject to certain conditions.  In connection with the new lease, the Company agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space.  As of October 31, 2007, the Company has approved payments totaling $6.1 million (of which $2.9 million is included in Accounts payable and accrued expenses in the accompanying consolidated balance sheet at October 31, 2007) toward the costs of redeveloping the space. The former tenant’s lease obligations were guaranteed through 2016 by a corporate guarantor whereby the guarantor was released from its obligations in exchange for a payment of $6 million.  The payment and release of guaranty were subject to certain conditions contained in the agreement.  The conditions were satisfied on April 15, 2007 and the Company recorded the guaranty payment as income in fiscal 2007.

In May 2007, the Company acquired by contribution, a 20% economic interest in a general partnership that owns a retail/office property in Westchester County, New York.  Simultaneously, the Company contributed one of its wholly-owned retail properties into a newly formed limited liability company (“LLC”).  As a result of the contributions, the Company owns approximately 76% of the LLC, the accounts of which are included in the accompanying consolidated financial statements at October 31, 2007.  The Company has recorded the non- controlling member’s share of the net assets of the LLC of $546,000 in Minority Interests, in the accompanying October 31, 2007 consolidated balance sheet.  The amount recorded for minority interest represents a non-cash investing activity and is therefore, not included in the accompanying 2007 consolidated statement of cash flows.  The Company has among other things, guaranteed a preferential return to the other member of the LLC of $36,000 per annum.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets, (consisting of land, buildings and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with SFAS No. 141, “Business Combinations.” The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.   The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.  The above-market and below-market lease intangibles are amortized to rental income over the remaining non-cancelable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to the lease would be immediately recognized in operations.

During fiscal 2007, the Company completed its evaluation of the acquired leases at Monroe and Emerson.  As a result of its evaluations, the Company has allocated a total of $676,000 to a liability associated with the net fair value assigned to the acquired leases at the properties, which amount represents a non-cash investing activity and is therefore not included in the accompanying 2007 consolidated statement of cash flows.

For the years ended October 31, 2007, 2006 and 2005, the net amortization of above-market and below-market leases amounted to $241,000, $211,000 and $449,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2007, the Company incurred costs of approximately $8.1 million related to capital improvements to its properties and leasing costs.

Consolidated Joint Ventures
The Company is the general partner in a consolidated limited partnership which owns a shopping center.  The limited partnership has a defined termination date of December 31, 2097.  The partners are entitled to receive an annual cash preference payable from available cash of the partnership.  Any unpaid preferences accumulate and are paid from future cash, if any.  The limited partners’ cash preferences are paid after the general partner’s preferences are satisfied.  The balance of available cash, if any, is distributed in accordance with the respective partner’s interests.  Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The partners are not obligated to make any additional capital contributions to the partnership.  The Company had retained an affiliate of one of the limited partners to provide management and leasing services to the property at an annual fee of $125,000 through June 2007.  The limited partner interest is reflected in the accompanying consolidated financial statements as Minority Interests.

In August 2007, the Company purchased all of the limited partner interests in a consolidated partnership, in which the Company was the sole general partner for $2.8 million.  As a result of the purchase, the partnership was terminated and the property is now directly owned by the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The FASB deferred the classification and measurement provisions of SFAS No. 150 that apply to certain mandatory redeemable non-controlling interests.  This deferral is expected to remain in effect while these provisions are further evaluated by the FASB.  The Company has one finite life joint venture which contains a mandatory redeemable non-controlling interest. At October 31, 2007, the estimated fair value of the minority interest was approximately $3.5 million.  The joint venture has a termination date of December 31, 2097.

(4) NON-CORE PROPERTIES

At October 31, 2007, the non-core properties consist of two industrial properties located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company’s objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

	2007	2006
Land	$450	$943
Buildings and improvements	933	5,440
	1,383	6,383
Accumulated depreciation	(657)	(3,762)
	$726	$2,621

Minimum rental payments on non-cancelable operating leases of the non-core properties totaling $7,413,000 become due as follows:  2008 - $1,840,000; 2009 - $1,840,000; 2010 - $1,840,000; 2011 - $1,266,000; 2012 - $627,000.

(5)  DISCONTINUED OPERATIONS

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

In fiscal 2007, the Company sold a non-core retail property, in Tempe, Arizona, for a sale price of $13.2 million, resulting in a gain on sale of the property of approximately $11.4 million.  In fiscal 2005, the Company sold two properties for a total sales price of $18.95 million and recorded combined gains on the sales of $7.0 million in fiscal 2005.

The operating results for the sold properties have been classified as discontinued operations in the accompanying consolidated financial statements.  Revenues from discontinued operations were approximately $320,000, $747,000 and $2,500,000 for the years ended October 31, 2007, 2006 and 2005, respectively.

(6) MORTGAGE NOTE RECEIVABLE

At October 31, 2007, mortgage note receivable consisted of one fixed rate mortgage with a contractual interest rate of 9%.  The mortgage note matures in 2013 and is secured by a retail property.  Interest is recognized on the effective yield method.  The mortgage note is recorded at a discounted amount which reflects the market interest rate at the time of acceptance of the note.  At October 31, 2007, the remaining unamortized discount was $141,000.

At October 31, 2007, principal payments on the mortgage note receivable become due as follows: 2008 - $90,000; 2009 - $98,000; 2010 – $108,000; 2011 - $118,000; 2012 - $129,000 and thereafter – $903,000.

(7)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

At October 31, 2007, mortgage notes payable are due in installments over various periods to fiscal 2017 at effective rates of interest ranging from 5.52% to 7.78% and are collateralized by real estate investments having a net carrying value of $169,426,000.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Total
2008	$1,775	$11,291	$13,066
2009	1,435	17,107	18,542
2010	1,134	5,155	6,289
2011	1,137	3,946	5,083
2012	1,005	3,791	4,796
Thereafter	5,122	43,384	48,506
	$11,608	$84,674	$96,282

At October 31, 2007, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowings of up to $30 million.  The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties. Interest on outstanding borrowings is at prime + 1/2% or LIBOR + 1.5%.

The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

The Company had outstanding borrowings under the secured credit line of $12.2 million at October 31, 2007, (there were no outstanding borrowings on October 31, 2006.)

On October 24, 2007, the Company signed a commitment letter with a major commercial bank to act as administrative agent and sole lead arranger of a $50 million senior unsecured revolving credit facility (the “Facility”).  The Facility is to be used for working capital, general corporate and other purposes.  The entering into and closing of the facility is subject to certain terms, conditions and covenants customary for facilities of this type including negotiation of a definitive credit agreement with the bank.

Interest paid in the years ended October 31, 2007, 2006, and 2005 was approximately $7.8 million, $8.5 million and $8.5 million, respectively.

(8) REDEEMABLE PREFERRED STOCK

The 8.99% Series B Senior Cumulative Preferred Stock (“Series B Preferred Stock”) and 8.50% Series C Senior Cumulative Preferred Stock (“Series C Preferred Stock”) have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into other securities or property of the Company.  Commencing January 2008 (Series B Preferred Stock) and May 2010 (Series C Preferred Stock), the Company, at its option, may redeem the preferred stock issues, in whole or in part, at a redemption price of $100 per share, plus all accrued dividends.  Upon a change in control of the Company (as defined), each holder of Series B Preferred Stock and Series C Preferred Stock has the right, at such holder’s option, to require the Company to repurchase all or any part of such holder’s stock for cash at a repurchase price of $100 per share, plus all accrued and unpaid dividends.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders’ shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments since a change in control is not certain to occur.

The Series B Preferred Stock and Series C Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at October 31, 2007 and 2006.

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At October 31, 2007 and 2006, the Company had issued and outstanding 150,000 shares of Series B Preferred Stock, 400,000 shares of Series C Preferred Stock and 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 9).

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

The Company has a Dividend Reinvestment and Share Purchase Plan as amended (the “DRIP”), that  permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2007, the Company issued 32,377 shares of Common Stock and 12,444 shares of Class A Common Stock (30,810 shares of Common Stock and 15,431 shares of Class A Common Stock in fiscal 2006) through the DRIP.  As of October 31, 2007, there remained 177,330 shares of common stock and 481,586 shares of Class A common stock available for issuance under the DRIP.

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

In fiscal 2005, the Board of Directors of the Company approved a stock repurchase program for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate.  During fiscal 2007, the Company repurchased 21,200 Class A Common Shares at an aggregate cost of $317,500.  As of October 31, 2007, the Company had repurchased 3,600 shares of Common Stock and 62,600 shares of Class A Common Stock under the stock repurchase program.

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

Prior to November 1, 2005, the grant date fair value of nonvested restricted stock awards was expensed over the explicit stock award vesting periods. Such awards provided for continued vesting after retirement. Upon adoption of SFAS No. 123R, the Company changed its policy for recognizing compensation expense for restricted stock awards to the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement. For nonvested restricted stock awards granted prior to the adoption of SFAS No.123R, the Company continues to recognize compensation expense over the explicit vesting periods and accelerates any remaining unrecognized compensation cost when a participant actually retires.

Had compensation expense for nonvested restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company’s income from continuing operations in the three year period ended October 31, 2007 would have been as follows (amounts in thousands, except per share):

	Year Ended October 31,
	2007	2006	2005
Income from continuing operations, as reported	$23,409	$15,202	$15,959

Adjustment to compensation expense had SFAS No. 123R been adopted prior to November 1, 2005	428	551	(732)
Pro forma income from continuing operations	$23,837	$15,753	$15,227

Pro forma earnings per share from continuing operations:
Basic:
Common share	$.87	$.58	$.57
Class A Common share	$.97	$.65	$.63
Diluted:
Common share	$.85	$.57	$.56
Class A Common share	$.94	$.64	$.62

Consistent with the provisions of APB No. 25, the Company recorded the fair value of nonvested restricted stock grants and an offsetting unamortized restricted stock compensation amount within stockholders’ equity.  Under SFAS No. 123R, an equity instrument is not considered to be issued until the instrument vests.  Accordingly, the Company reversed $8,221,000 of unamortized restricted stock compensation and additional paid in capital included in stockholders’ equity as of November 1, 2005 representing the nonvested portions of restricted stock grants awarded prior to the effective date of SFAS No. 123R resulting in no net impact on the balance of total stockholders’ equity.

In January 2007, the Company awarded 105,800 shares of Common Stock and 70,300 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants was $3.2 million. As of October 31, 2007, there remained a total of $10.7 million of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the Plan at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of eight years.  For the years ended October 31, 2007, 2006 and 2005, amounts charged to compensation expense totaled $2,071,000, $2,007,000 and $1,617,000, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of October 31, 2007, and changes during the year ended October 31, 2007 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at November 1, 2006	939,975	$13.10	465,975	$12.46
Granted	105,800	$17.55	70,300	$19.09
Vested	(148,375)	$9.42	(81,425)	$8.51
Forfeited	-	$-	(31,500)	$15.94
Nonvested at October 31, 2007	897,400	$14.16	423,350	$13.90

Stock Option Plan
Prior to December 2006, the Company had a stock option plan whereby shares of Common Stock and Class A Common Stock were reserved for issuance to key employees and Directors of the Company.  In December 2006, the Board of Directors approved the termination of the stock option plan.  There were no grants of stock options in each of the three years ended October 31, 2007.  At October 31, 2007, there were outstanding stock options to purchase 5,932 shares of Common Stock and 5,906 shares of Class A Common Stock.

In connection with the exercise of stock options in a prior year, an officer of the Company executed a full recourse promissory note equal to the purchase price of the shares. At October 31, 2007 and 2006, the outstanding balance of the officer’s note receivable totaled $1,300,000.  The outstanding note matures in 2012 and bears interest at 6.78%. The shares are pledged as additional collateral for the note.  Interest is payable quarterly.  The note was fully repaid in December 2007.

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the “401K Plan”), which permits all eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code.  Under the 401K Plan, the Company may make discretionary contributions on behalf of eligible employees.  For the years ended October 31, 2007, 2006 and 2005, the Company made contributions to the 401K Plan of $140,000, $149,000 and $135,000, respectively.  The Company also has an Excess Benefits and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company’s 401K Plan and a portion of the employee’s current compensation.

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

At October 31, 2007, the Company had commitments of approximately $765,000 for tenant related obligations.

The Company has an outstanding letter of credit of $144,658 that expired in December 2007.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2007 and 2006 are as follows (in thousands, except per share data):

	Year Ended October 31, 2007				Year Ended October 31, 2006
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues (1)	$19,310	$25,163	$19,138	$18,269	$18,275	$18,290	$17,795	$17,942

Income from Continuing Operations	$7,149	$12,624	$6,519	$6,459	$6,353	$5,970	$5,758	$6,463

Net Income	$7,149	$24,168	$6,519	$6,552	$6,470	$6,094	$5,882	$6,586

Preferred Stock Dividends	(2,336)	(2,335)	(2,336)	(2,335)	(2,336)	(2,335)	(2,336)	(2,335)

Net Income Applicable to Common and Class A Common Stockholders (2)	$4,813	$21,833	$4,183	$4,217	$4,134	$3,759	$3,546	$4,251

Per Share Data:
Net Income from Continuing Operations- Basic:
Class A Common Stock	$.20	$.42	$.17	$.16	$.17	$.15	$.14	$.17
Common Stock	$.18	$.38	$.15	$.15	$.15	$.13	$.13	$.15

Net Income from Continuing Operations- Diluted:
Class A Common Stock	$.19	$.41	$.17	$.16	$.16	$.15	$.14	$.16
Common Stock	$.17	$.37	$.15	$.14	$.15	$.13	$.12	$.15

(1)	Includes settlement of lease guarantee obligation of $6 million in quarter ended April 30, 2007
(2)	Includes gains on sales of properties of $11.4 million in quarter ended April 30, 2007.

(13)  SUBSEQUENT EVENTS

On December 12, 2007, the Board of Directors of the Company declared cash dividends of $0.2150 for each share of Common Stock and $0.2375 for each share of Class A Common Stock.  The dividends are payable on January 18, 2008 to stockholders of record on January 4, 2008. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing the awards of 170,000 shares of Common Stock and 54,500 shares of Class A Common Stock to certain key officers and directors of the Company on January 2, 2008 pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $3.3 million will be charged to expense over the respective vesting periods.

In November 2007, the Company acquired a retail property containing approximately 20,000 square feet of GLA for a cash purchase price of $6.3 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years  in the period ended October 31, 2007.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2008 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
January 10, 2008	Certified Public Accountants
A Professional Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Urstadt Biddle Properties Inc. (the “Company”) for the year ended October 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Urstadt Biddle Properties Inc’s operations and its cash flows for the year ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York	/s/ Ernst & Young LLP
January 12, 2006, except for Note 5, as to which the date is January 10, 2008

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2007
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
COL. A		COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
												Life on which depreciation for building and improvements in latest income statement is computed (Note (c))

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period
							Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired
Description and Location		Encumbrances	Land	Building & Improvements	Land	Building & Improvements
Real Estate Subject to Operating Leases (Note (a) (e)):
Office Buildings:
Greenwich, CT		**	$ 708	$ 1,641	$ -	$ 45	$ 708	$ 1,686	$ 2,394	$ 280	2001	31.5
Greenwich, CT		**	488	1,139	-	36	488	1,175	1,663	208	2000	31.5
Greenwich, CT		**	570	2,359	-	207	570	2,566	3,136	608	1998	31.5
Greenwich, CT		**	199	795	-	216	199	1,011	1,210	322	1993	31.5
Greenwich, CT		**	111	444	-	-	111	444	555	137	1994	31.5
		5,299	2,076	6,378	-	504	2,076	6,882	8,958	1,555
Retail Properties:
Somers, NY		-	4,318	17,268	-	487	4,318	17,755	22,073	2,048	2003	39.0
Stratford, CT		-	10,173	40,794	-	7,115	10,173	47,909	58,082	2,978	2005	39.0
Yorktown Heights, NY		7,862	5,786	23,221	-	174	5,786	23,395	29,181	1,395	2005	39.0
Westport, CT		-	2,076	8,305	-	188	2,076	8,493	10,569	1,051	2003	39.0
White Plains, NY		-	8,065	32,258	-	3,173	8,065	35,431	43,496	4,494	2003	39.0
Queens,NY		-	951	3,802	-	-	951	3,802	4,753	153	2006	39.0
Queens,NY		-	826	3,304	-	-	826	3,304	4,130	131	2006	39.0
Pelham,NY		-	1,694	6,843	-	-	1,694	6,843	8,537	277	2006	39.0
Rye, NY		328	909	3,637	-	42	909	3,679	4,588	324	2004	39.0
Rye, NY		1,812	483	1,930	-	6	483	1,936	2,419	173	2004	39.0
Rye, NY		824	239	958	-	-	239	958	1,197	85	2004	39.0
Rye, NY		1,530	695	2,782	-	-	695	2,782	3,477	248	2004	39.0
Orange, CT		-	2,320	10,564	-	1,077	2,320	11,641	13,961	1,354	2003	39.0
Stamford, CT		52,468	17,965	71,859	-	5,463	17,965	77,322	95,287	10,528	2002	39.0
Danbury, CT		-	2,459	4,566	-	491	2,459	5,057	7,516	778	2002	39.0
Briarcliff, NY		3,542	2,222	5,185	-	39	2,222	5,224	7,446	843	2001	40.0
Somers, NY		5,559	1,833	7,383	-	351	1,833	7,734	9,567	1,939	1999	31.5
Briarcliff, NY		-	2,300	9,708	15	3,422	2,315	13,130	15,445	2,858	1998	40.0
Ridgefield, CT		-	900	3,793	-	561	900	4,354	5,254	1,087	1998	40.0
Darien, CT		12,600	4,260	17,192	-	640	4,260	17,832	22,092	4,197	1998	40.0
Eastchester, NY		-	1,500	6,128	-	1,443	1,500	7,571	9,071	1,685	1997	31.0
Danbury, CT	*	-	3,850	15,811	-	4,404	3,850	20,215	24,065	6,726	1995	31.5
Carmel, NY		4,458	1,488	5,973	-	1,764	1,488	7,737	9,225	2,598	1995	31.5
Meriden, CT		-	5,000	20,309	-	6,552	5,000	26,861	31,861	12,596	1993	31.5
Somers, NY		-	821	2,600	-	-	821	2,600	3,421	1,018	1992	31.5
Wayne, NJ	*	-	2,492	9,966	-	327	2,492	10,293	12,785	3,843	1992	31.0
Emerson NJ		-	3,633	14,531	-	-	3,633	14,531	18,164	186	2007	39.0
Briarcliff, NY		-	380	1,531	-	2,348	380	3,879	4,259	1,753	1999	40.0
Monroe, CT		-	765	3,060	-	-	765	3,060	3,825	65	2007	39.0
Newington, NH		-	728	1,997	-	3,375	728	5,372	6,100	3,716	1979	40.0
Springfield, MA		-	1,372	3,656	337	15,306	1,709	18,962	20,671	12,216	1970	40.0
		90,983	92,503	360,914	352	58,748	92,855	419,662	512,517	83,343
Industrial Distribution Centers
Dallas, TX		-	218	-	-	-	218	-	218	-	1970	40.0
St. Louis, MO		-	233	933	-	-	233	933	1,166	657	1970	40.0
		-	451	933	-	-	451	933	1,384	657

Total		$ 96,282	$ 95,030	$ 368,225	$ 352	$ 59,252	$ 95,382	$ 427,477	$ 522,859	$ 85,555

* Properties secure a $30 million secured revolving credit line. At October 31, 2007 there were outstanding borrowings of $12.2 million.
**Properties are cross collateralized for a mortgage in the amount of $5,299 at October 31, 2007.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2007
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31
NOTES:	2007	2006	2005

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$495,543	$474,827	$402,558
Property improvements during the year	12,219	3,915	6,810
Properties acquired during the year	21,314	17,398	80,301
Properties sold during the year	(4,156)	---	(14,238)
Property assets fully written off	(2,061)	(597)	(604)
Balance at end of year	$522,859	$495,543	$474,827

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$77,258	$65,253	$61,389
Provision during the year charged to income	12,838	12,602	11,735
Property sold during the year	(2,480)	---	(7,267)
Property assets fully written off	(2,061)	(597)	(604)
Balance at end of year	$85,555	$77,258	$65,253

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $410 million at October 31, 2007.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2007
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)
COL. A	COL. B		COL. C	COL. D	COL. E	COL. F

					Remaining Face Amount of Mortgages (Note (b)) (In Thousands)
	Interest Rate		Final Maturity Date			Carrying Amount of Mortgage (Note (a)) (In Thousands)
Description	Coupon	Effective		Periodic Payment Terms

FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
Riverside, CA	9%	12%	15-Jan-13	Payable in quarterly installments of Principal and Interest of $54	1,446	1,305

TOTAL MORTGAGE LOANS ON REAL ESTATE					$1,446	$1,305

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2007
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)

NOTES TO SCHEDULE IV	Year Ended October 31

(a) Reconciliation of Mortgage Loans on Real Estate
	2007	2006	2005

Balance at beginning of period:	$ 1,361	$ 2,024	$ 2,109

Deductions during the current period:
Collections of principal and amortization of discounts	(56)	(663)	(85)

Balance at end of period:	$ 1,305	$ 1,361	$ 2,024

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 2007 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.

Item 16.  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ James R. Moore
James R. Moore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 10, 2008	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director (Principal Executive Officer)	January 10, 2008

/s/ Willing L. Biddle Willing L. Biddle President and Director	January 10, 2008

/s/ James R. Moore James R. Moore Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 10, 2008

/s/ E. Virgil Conway E. Virgil Conway Director	January 10, 2008

/s/ Robert R. Douglass Robert R. Douglass Director	January 10, 2008

/s/ Peter Herrick Peter Herrick Director	January 10, 2008

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 10, 2008

/s/ Robert J. Mueller Robert J. Mueller Director	January 10, 2008

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 10, 2008

/s/ George J. Vojta George J. Vojta Director	January 10, 2008