Form 10-Q
period 2008-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2008-03-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC  20549

Form 10-Q

[Missing Graphic Reference] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

As of March 1, 2008, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:  7,954,908 Common Shares, par value $.01 per share and 18,560,746 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2008 (Unaudited) and October 31, 2007.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2008 and 2007.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2008 and 2007.

Consolidated Statements of Stockholders' Equity (Unaudited) – Three months ended January 31, 2008.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,	October 31,
ASSETS	2008	2007
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$529,424	$521,476
Non-core properties – at cost	1,383	1,383
	530,807	522,859
Less: Accumulated depreciation	(88,887)	(85,555)
	441,920	437,304
Mortgage note receivable	1,290	1,305
	443,210	438,609

Cash and cash equivalents	4,063	4,218
Restricted cash	759	589
Marketable securities	1,637	1,740
Tenant receivables	16,888	16,588
Prepaid expenses and other assets	8,575	5,445
Deferred charges, net of accumulated amortization	4,473	4,581
Total Assets	$479,605	$471,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Secured revolving credit line	$23,200	$12,200
Mortgage notes payable	95,797	96,282
Accounts payable and accrued expenses	3,625	3,970
Deferred compensation – officers	1,062	1,191
Other liabilities	7,503	7,438
Total Liabilities	131,187	121,081

Minority interests	3,739	3,739

Redeemable Preferred Stock, par value $.01 per share;
8.99% Series B Senior Cumulative Preferred Stock, (liquidation preference of $100 pershare); 150,000 shares issued and outstanding	14,341	14,341
8.50% Series C Senior Cumulative Preferred Stock, (liquidation preference of $100 pershare); 400,000 shares issued and outstanding	38,406	38,406
Total Preferred Stock	52,747	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
7,954,908 and 7,773,618 shares issued and outstanding	79	77
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,722,446 and 18,836,778 shares issued and outstanding	187	188
Additional paid in capital	262,844	264,585
Cumulative distributions in excess of net income	(32,763)	(31,077)
Accumulated other comprehensive income	335	480
Officer note receivable	-	(1,300)
Total Stockholders’ Equity	291,932	294,203
Total Liabilities and Stockholders’ Equity	$479,605	$471,770
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2008	2007
Revenues
Base rents	$14,742	$14,486
Recoveries from tenants	4,465	4,610
Lease termination income	58	-
Mortgage interest and other	166	36
Total Revenues	19,431	19,132

Operating Expenses
Property operating	3,063	2,999
Property taxes	2,825	2,591
Depreciation and amortization	3,493	3,265
General and administrative	1,484	1,280
Directors' fees and expenses	75	72
Total Operating Expenses	10,940	10,207

Operating Income	8,491	8,925
Non-Operating Income (Expense):
Interest expense	(1,749)	(1,955)
Interest, dividends and other investment income	95	110
Minority interests	(9)	(47)
Income from Continuing Operations before Discontinued Operations	6,828	7,033

Income from Discontinued Operations	-	116

Net Income	6,828	7,149
Preferred stock dividends	(2,336)	(2,336)

Net Income Applicable to Common and Class A Common Stockholders	$4,492	$4,813

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$.16	$.18
Income from discontinued operations	$-	$-
Net Income Applicable to Common Stockholders	$.16	$.18
Per Class A Common Share:
Income from continuing operations	$.18	$.20
Income from discontinued operations	$-	$-
Net Income Applicable to Class A Common Stockholders	$.18	$.20

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$.16	$.17
Income from discontinued operations	$-	$-
Net Income Applicable to Common Stockholders	$.16	$.17

Per Class A Common Share:
Income from continuing operations	$.18	$.19
Income from discontinued operations	$-	$-
Net Income Applicable to Class A Common Stockholders	$.18	$.19
Dividends Per Share:
Common	$.2150	$.2075
Class A Common	$.2375	$.2300
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$6,828	$7,149
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,493	3,265
Depreciation and amortization from discontinued operations	-	43
Straight-line rent adjustment	(29)	(352)
Restricted stock compensation expense	521	520
Deferred compensation arrangement	(128)	7
Minority interests	9	47
Changes in operating assets and liabilities:
Restricted cash	(170)	3
Tenant receivables	(271)	(640)
Accounts payable and accrued expenses	(343)	172
Other assets and other liabilities, net	(3,302)	(1,925)

Net Cash Flow Provided by Operating Activities	6,608	8,289

Cash Flows from Investing Activities:
Acquisition of real estate investments	(5,929)	(3,825)
Deposits on acquisition of real estate investments	(228)	-
Improvements to properties and deferred charges	(1,652)	(1,199)
Distributions to limited partner of joint venture	(9)	(47)
Payments received on mortgage notes receivable	15	-

Net Cash Flow (Used in) Investing Activities	(7,803)	(5,071)

Cash Flows from Financing Activities:
Proceeds from secured revolving credit line borrowings	11,000	5,000
Dividends paid -- Common and Class A Common Stock	(6,178)	(5,947)
Dividends paid -- Preferred Stock	(2,336)	(2,336)
Principal repayments on mortgage notes payable	(485)	(623)
Sales of additional shares of Common and Class A Common Stock	214	197
Repurchase of shares of Class A Common Stock	(2,475)	-
Repayment of officer note receivable	1,300	-

Net Cash Flow Provided by (Used in) Financing Activities	1,040	(3,709)

Net Decrease In Cash and Cash Equivalents	(155)	(491)
Cash and Cash Equivalents at Beginning of Period	4,218	2,800

Cash and Cash Equivalents at End of Period	$4,063	$2,309

Supplemental Cash Flow Disclosures:
Interest Paid	$1,677	$1,935

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

								Cumulative
	7.5% Series D						Additional	Distributions In	Accumulated Other	Officer	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Note	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income	Receivable	Equity
Balances – October 31, 2007	2,450,000	$61,250	7,773,618	$77	18,836,778	$188	$264,585	$(31,077)	$480	$(1,300)	$294,203
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	4,492	-	-	4,492
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(145)	-	(145)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	$4,347
Cash dividends paid :
Common stock ($.2150 per share)	-	-	-	-	-	-	-	(1,708)	-	-	(1,708)
Class A common stock ($.2375 per share)	-	-	-	-	-	-	-	(4,470)	-	-	(4,470)
Issuance of shares under dividend reinvestment plan	-	-	10,390	-	3,968	-	214	-	-	-	214
Shares issued under restricted stock plan	-	-	170,900	2	59,900	1	(3)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	521	-	-	-	521
Repurchases of Class A common stock	-	-	-	-	(171,700)	(2)	(2,473)	-	-	-	(2,475)
Forfeiture of restricted stock	-	-	-	-	(6,500)	-	-	-	-	-	-
Repayment of officer’s note receivable	-	-	-	-	-	-	-	-	-	1,300	1,300
Balances – January 31, 2008	2,450,000	$61,250	7,954,908	$79	18,722,446	$187	$262,844	$(32,763)	$335	$-	$291,932

The accompanying notes to consolidated financial statements are an integral part of these statements.

The accompanying notes to consolidated financial statements are an integral part of these statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2008, the Company owned or had interests in 40 properties containing a total of 3.7 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2008, are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2007.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectibility of tenant and mortgage notes receivables.  Actual results could differ from these estimates.  The balance sheet at October 31, 2007 has been derived from audited financial statements at that date.

Reclassifications
Certain prior period amounts have been reclassified (including the presentation of discontinued operations) to conform to the current year presentation.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (Code).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2008 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN No. 48”), that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN No. 48 as of November 1, 2007.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of the adoption date or as of January 31, 2008.   As such, the adoption of FIN 48 did not have any effect on the Company’s financial condition or results of operations.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of January 31, 2008, the tax years 2004 through and including 2007 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity.   There were no sales of marketable securities during the three month periods ended January 31, 2008 and 2007.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At January 31, 2008, other comprehensive income consisted of net unrealized gains on marketable securities of approximately $335,000.  Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2008	2007
Numerator
Net income applicable to common stockholders – basic	$1,146	$1,197
Effect of dilutive securities:
Stock awards and operating partnership units	24	67
Net income applicable to common stockholders – diluted	$1,170	$1,264

Denominator
Denominator for basic EPS weighted average common shares	6,972	6,725
Effect of dilutive securities:
Restricted stock and other awards	255	536
Operating partnership units	-	55
Denominator for diluted EPS – weighted average common equivalent shares	7,227	7,316

Numerator
Net income applicable to Class A common stockholders-basic	$3,346	$3,616
Effect of dilutive securities:
Stock awards and operating partnership units	(24)	(20)
Net income applicable to Class A common stockholders – diluted	$3,322	$3,596

Denominator
Denominator for basic EPS – weighted average Class A common shares	18,431	18,319
Effect of dilutive securities:
Restricted stock and other awards	154	345
Operating partnership units	-	55
Denominator for diluted EPS – weighted average Class A common equivalent shares	18,585	18,719

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Stock-Based Compensation
Prior to fiscal 2005, the Company accounted for its stock-based compensation plans under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations.  Effective November 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified-prospective-transition method.  Under that transition method, compensation expense is recognized for all share-based payments granted subsequent to November 1, 2005, based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

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

(2)  CORE PROPERTIES

In December 2007, the Company acquired a 20,000 square retail property located in Waldwick, New Jersey for $6.3 million including closing costs.  The property is net-leased to a single tenant under a long term lease arrangement.

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

The Company is currently in the process of analyzing the fair value of in-place lease for the Waldwick, New Jersey property.  Consequently, no value has yet been assigned to the lease.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the three months ended January 31, 2008 and 2007 the net amortization of above-market and below-market leases was approximately $54,000 and $62,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

The Company is the general partner in a consolidated limited partnership which owns a shopping center.  The limited partnership has a defined termination date of December 31, 2097.  Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  If termination of the partnership occurred on January 31, 2008 the amount payable to the limited partners is estimated to be $3,500,000.  The limited partner interests are reflected in the accompanying consolidated financial statements as Minority Interests.

(3)  MORTGAGE NOTES PAYABLE AND BANK LINE OF CREDIT

At January 31, 2008, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowings of up to $30 million.  The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus ½% or LIBOR plus 1.5%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  At January 31, 2008, the Company had outstanding borrowings under the Secured Credit Facility totaling $23,200,000 at a weighted average annual interest rate of 6.27%.  In February 2008 outstanding borrowings of $23,200,000 were repaid from a new Unsecured Credit Line Facility (See Note 8).

(4)  DISCONTINUED OPERATIONS

In fiscal 2007, the Company sold a non-core retail property.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS No. 144) the operating results of the property for the three month period ended January 31, 2007 have been reclassified as discontinued operations in the accompanying 2007 consolidated statement of income.  The following table summarizes revenues and expenses for the Company’s discontinued operations (amounts in thousands):

Three Months Ended
January 31, 2007

Revenues	$178
Property operating expense	(19)
Depreciation and amortization	(43)
Income from discontinued operations	$116

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

The Series B Preferred Stock and Series C Preferred Stock contain covenants, that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at January 31, 2008.

As the holders of the Series B Preferred Stock and Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series B Preferred Stock and Series C Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At January 31, 2008 and October 31, 2007 the Company had issued and outstanding 150,000 shares of Series B Senior Cumulative Preferred Stock, 400,000 shares of Series C Senior Cumulative Preferred Stock and 2,450,000 shares of Series D Senior Cumulative Preferred Stock (See note 6).

(6)  STOCKHOLDERS’ EQUITY

Restricted Stock Plan
The Company has a restricted stock plan for key employees and directors of the Company.  The restricted stock plan (“Plan”) provides for the grant of up to 2,000,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,300,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.  On March 6, 2008, the stockholders of the Company approved an amendment of the Plan to provide for grants of up to 2,350,000 shares of the Company’s common equity (See Note 8).

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

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of FAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have decreased in the three months ended January 31, 2008 and  2007 by approximately $106,000 in each period.

In January 2008, the Company awarded 170,900 shares of Common Stock and 59,900 shares of Class A Common Stock to participants in the plan.  The grant date fair value of restricted stock grants awarded to participants in 2008 was approximately $3.4 million.

A summary of the status of the Company’s non vested Common and Class A Common shares as of January 31, 2008, and changes during the three months ended January 31, 2008 are presented below:

	Common Shares		Class A Common Shares
Non vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non vested at November 1, 2007	897,400	$14.16	423,350	$13.90
Granted	170,900	$14.77	59,900	$15.20
Vested	(105,750)	$11.70	(75,250)	$10.69
Forfeited	-	-	(6,500)	$16.02
Non vested at January 31, 2008	962,550	$14.54	401,500	$14.66

As of January 31, 2008, there was $13.5 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 6.35 years.  For the three months ended January 31, 2008 and 2007 amounts charged to compensation expense totaled $521,000 and $520,000, respectively.

Stock Option Plan
Prior to fiscal 2007, the Company had a stock option plan for key employees and directors of the Company.  In fiscal 2007, the plan was terminated.  In connection with the exercise of stock options by an officer of the Company in a prior year, the officer executed a full recourse promissory note equal to the purchase price of the shares. The note receivable in the amount of $1,300,000 matures in 2012. In December 2007, the note receivable was repaid in full.

Share Repurchase Program
In October 2005, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 500,000 shares of Common Stock and Class A common stock in the aggregate.  At January 31, 2008, the Company had repurchased 3,600 shares of Common Stock and 234,300 shares of Class A Common Stock, (including 171,700 shares of Class A Common Stock that were repurchased at an average price of $14.38 during the three month period ended January 31, 2008).  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  (See Note 8)

Preferred Stock
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

At January 31, 2008, the Company had commitments of approximately $3,115,000 for tenant related obligations.

(8)  SUBSEQUENT EVENTS

On March 6, 2008, the Board of Directors of the Company declared cash dividends of $.2150 for each share of Common Stock and $.2375 for each share of Class A Common Stock.  The dividends are payable on April 18, 2008.

On March 6, 2008, the stockholders of the Company approved an amendment to the Company’s restricted stock plan (the “Plan”) to provide for the grant of up to 2,350,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,650,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

On March 6, 2008, the Board of Directors amended the Company’s share repurchase program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate, including shares already repurchased under the program.

In February 2008, the Company acquired two retail properties, containing approximately 5,500 square feet of GLA in Westchester County, New York for a cash purchase price of $2.3 million.  The acquisitions were funded from available cash and borrowings from the Company’s secured credit line.

In February 2008, the Company entered into a new $50 Million Unsecured Revolving Credit Agreement (“The Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A..  The agreement, gives the Company the option under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of LIBOR plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.

In February 2008 outstanding borrowings on the Secured Credit Facility of $23.2 million were satisfied by transfer to the Unsecured Revolving Credit Facility.  Interest on outstanding borrowings is currently accruing at approximately 4.0% per annum.

In February 2008, the Company repurchased 161,700 shares of Class A common stock at an average price of $14.68 per share.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 contains certain forward-looking statements that within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Item 7 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Form 10-K for the year ended October 31, 2007.  Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2008, the Company owned or had interests in 40 properties containing a total of 3.7 million square feet of GLA of which approximately 96% was leased.

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

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.   Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2007 included in the Company’s Annual Report on Form 10-K for year ended October 31, 2007.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the three months periods ended January 31, 2008 the Company increased its allowance for doubtful accounts by $47,000.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at January 31, 2008.

Liquidity and Capital Resources
At January 31, 2008, the Company had unrestricted cash and cash equivalents of $4.1 million compared to $4.2 million at October 31, 2007.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2008 and to meet its dividend requirements necessary to maintain its REIT status.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $6.6 million in the three months ended January 31, 2008, compared to $8.3 million in the comparable period of fiscal 2007. The changes in operating cash flows were primarily the result of the prepayment of real estate taxes in the first quarter of fiscal 2008.

Investing Activities

Net cash flows used in investing activities were $7.8 million in the three months ended January 31, 2008 compared to $5.1 million in the comparable period of fiscal 2007.  The net cash flows during both periods were principally due to the acquisition of properties consistent with the Company’s strategic plan to acquire properties in the northeast.  The Company acquired one property in the first quarter of fiscal 2008 and two properties in fiscal 2007.  The Company incurred $1.7 million and $1.2 million for improvements to properties and deferred charges for the three months ended January 31, 2008 and 2007, respectively.  The Company also placed deposits on two properties totaling $228,000 in the three months ended January 31, 2008.  The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenants costs and leasing commissions.

Financing Activities

The Company generated cash from financing activities in the first three months of fiscal 2008 and 2007 by borrowing $11.0 million and $5.0 million, respectively on its secured line of credit.  The Company also received payment of a $1.3 million note receivable from an officer in connection with stock options exercised in a prior year.  Net cash used in both periods to pay dividends to stockholders amounted to $8.5 million in the first three months of fiscal 2008 as compared with $8.3 million in the comparable period of 2007.  Cash used in the first three months of fiscal 2008 to repurchase Class A Common stock amounted to $2.5 million.  Net cash used in both periods to make required principal payments on mortgages was $485,000 in the first three months of fiscal 2008 as compared with $623,000 in the same period of fiscal 2007.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $95.8 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at January 31, 2008. The mortgage loans are secured by 14 properties with a net book value of $169 million and have fixed rates of interest ranging from 5.52% to 7.78%.  The Company made principal payments of $485,000 in the three months ended January 31, 2008 compared to $623,000 in the comparable period of fiscal 2007.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

At January 31, 2008, the Company had a secured revolving credit facility with a commercial bank (the “Secured Credit Facility”) which provides for borrowings of up to $30 million.  The Secured Credit Facility expires in April 2008 and is collateralized by first mortgage liens on two of the Company’s properties. Interest on outstanding borrowings is at prime plus 1/2% or LIBOR plus 1.5%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term. The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  During the three months ended January 31, 2008, the Company borrowed $11.0 million and had outstanding variable rate borrowings of $23.2 million at January 31, 2008 at an average annual interest rate of 6.27%.

In February 2008, the Company entered into a new $50 Million Unsecured Revolving Credit Agreement (“The Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A..  The agreement, gives the Company the option under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of LIBOR plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.

In February 2008 outstanding borrowings on the Secured Credit Facility of $23.2 million were satisfied by transfer to the Unsecured Revolving Credit Facility.  Interest on outstanding borrowings is currently accruing at approximately 4.0% per annum.

Contractual Obligations

The Company’s contractual payment obligations as of January 31, 2008 were as follows (amounts in thousands):

Payments Due by Period

	Total	2008	2009	2010	2011	2012	Thereafter
Mortgage notes payable	$95,797	$12,579	$18,542	$6,290	$5,084	$4,800	$48,502
Tenant obligations*	3,115	3,115	-	-	-	-	-
Total Contractual Obligations	$98,912	$15,694	$18,542	$6,290	$5,084	$4,800	$48,502

*Committed tenant-related obligations based on executed leases as of January 31, 2008.

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

Off-Balance Sheet Arrangements

During the three month periods ended January 31, 2008 and 2007, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2008, the Company paid approximately $1.7 million for property improvements, tenant improvement and leasing commission costs. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $3.1 million for anticipated capital improvements and leasing costs in fiscal 2008. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In December 2007, the Company acquired a 20,000 square retail property located in Waldwick, New Jersey for $6.3 million including closing costs.  The purchase was financed from available cash and borrowings under the Company’s secured line of credit.  The Company is currently in the process of analyzing the fair value of in-place leases for the Waldwick, New Jersey property.  Consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

In February 2008, the Company acquired two retail properties, containing approximately 5,500 square feet of GLA in Westchester County, New York for a cash purchase price of $2.3 million.  The acquisitions were funded from available cash and borrowings from the Company’s secured credit line.

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

The Company intends to sell its remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At January 31, 2008, the two remaining non-core properties have a net book value of approximately $700,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three months in the periods ended January 31, 2008 and 2007 (amounts in thousands).

	Three Months Ended January 31,
	2008	2007

Net Income Applicable to Common and Class A Common Stockholders	$4,492	$4,813

Plus: Real property depreciation	2,677	2,583
Amortization of tenant improvements and allowances	655	518
Amortization of deferred leasing costs	142	141
Depreciation and amortization on discontinued operations	-	43

Funds from Operations Applicable to Common and Class A Common Stockholders	$7,966	$8,098

Net Cash Provided by (Used in):
Operating Activities	$6,608	$8,289
Investing Activities	$(7,803)	$(5,071)
Financing Activities	$1,040	$(3,709)

FFO amounted to $8.0 million in the first quarter of 2008 compared to $8.1 million in the first quarter of fiscal 2007.  The change in FFO is attributable, among other things, to: a) a slight decrease in same property operating income as a result of lower real estate tax recoveries at some of the Company’s core properties, b) an increase in general and administrative expenses offset by; c) an increase in other income and d) a decrease in interest expense principally from the mortgage refinancing of one of the Company’s properties at a lower interest rate.

Results of Operations

The following information summarizes the Company’s results of operations for the three months ended January 31, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to:
Revenues	2008	2007	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$14,742	$14,486	$256	1.8	$389	$(133)
Recoveries from tenants	4,465	4,610	(145)	(3.1)	94	(239)
Mortgage interest and other	166	36	130	361.1	-	130

Operating Expenses
Property operating	3,063	2,999	64	2.1	108	(44)
Property taxes	2,825	2,591	234	9.0	80	154
Depreciation and amortization	3,493	3,265	228	7.0	128	100
General and administrative	1,484	1,280	204	15.9	n/a	n/a

Non-Operating Income/Expense
Interest expense	1,749	1,955	(206)	(10.5)	n/a	n/a
Interest, dividends, and other investment income	95	110	(15)	(13.6)	n/a	n/a

Revenues
Base rents increased by 1.8% to $14.7 million for the first three months of fiscal 2008 as compared with $14.5 million in the comparable period of 2007.  The increase in base rentals was attributable to:

Property Acquisitions:

In fiscal 2008 the Company acquired one property totaling 20,000 square feet of GLA (two retail properties totaling 104,000 square feet in fiscal 2007).  These three properties accounted for all of the revenue and expense changes attributable to property acquisitions during the three month period ended January 31, 2008.

Properties Held in Both Periods:

The decrease in base rents for properties held during the three month periods ended January 31, 2008 compared to the same period in fiscal 2007, reflects an increase in vacancies occurring in the second and third quarters of fiscal 2007 at several of the Company’s core properties offset by an increase in rental rates for in place leases over the period.  For the first three months of fiscal 2008, the Company leased or renewed approximately 23,000 square feet (or approximately 0.6% of total property leasable area).  At January 31, 2008 the Company’s core properties were approximately 95.8% leased.  Overall core property occupancy increased to 94.2% at January 31, 2008 from 93.2% at January 31, 2007.

In the three month period ended January 31, 2008, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) decreased by a net $239,000 compared to the same period in fiscal 2007.  This net decrease was a result of: a) lower real estate tax expense recovery rates at certain properties caused by tenant vacancies in fiscal 2007 that reduced this component of expense recoveries by $354,000 in 2008 and b) an increase in operating expense recoveries in properties held in both periods of $127,000 in the first quarter of the fiscal 2008.

Interest, dividends and other investment income decreased by $15,000 in the three month period ended January 31, 2008 compared to the same period in 2007.  This decrease is a result of the use of available cash in 2008 that was used for property acquisitions as well as the repurchase of Class A Common Stock under the Company’s Stock Repurchase Plan.

Expenses
Operating expenses for properties held in both periods decreased $44,000 in the three months ended January 31, 2008, compared to the same period a year ago primarily as a result of increased snow removal and security costs.

Property taxes for properties held in both periods increased 5.9% during the three month period ended January 31, 2008 compared to the same period a year ago as a result of increased assessments and municipal tax rates on certain properties.

Interest expense decreased $206,000 in the three months ended January 31, 2008 compared to the same period in fiscal 2007 as a result of scheduled principal payments on mortgage notes, $266,000 in reduced interest expense as a result of the refinancing of the mortgage at the Company’s Ridgeway property in the fourth quarter of fiscal 2007 and the repayments of mortgage notes of $1,579,000 and $4,975,000 during 2007.

Depreciation and amortization expense from properties held in both periods increased $100,000 during the three month period ended January 31, 2008 compared to the same period a year ago as a result of a full quarter of depreciation for the $8.1 million in property improvements in fiscal 2007.

General and administrative expenses increased by 15.9% for three month period ended January 31, 2008 compared to the same period in fiscal 2007, primarily due to an increase in employee bonus compensation during the first three month period of fiscal 2008 when compared to the same period in fiscal 2007 and an increase in employment placement costs in the amount of $42,000 in the first three months of fiscal 2008 compared with the fees paid in the same period in fiscal 2007.

Discontinued Operations
During the second quarter of fiscal 2007 the Company sold its non core retail property in Tempe, Arizona.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the results of operations of the property that was sold has been reclassified as discontinued operations for the three month period ended January 31, 2007.

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

As of January 31, 2008, the Company had $23.2 million in outstanding variable rate debt.  The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 6.11% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls

During the quarter ended January 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In October 2005, the Company’s Board of Directors approved a share repurchase program (“Program”) of up to 500,000 shares, in the aggregate, of the Company’s Common and Class A Common Stock.  The Program does not have a specific expiration date and may be discontinued at any time.  On March 6, 2008, the Board of Directors approved an increase in the Program of up to an additional 500,000 shares in the aggregate, of the Company’s Common and Class A Common stock.

The following table sets forth the Class A common shares repurchased by the Company during the three months ended January 31, 2008:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number of Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common and Class A Common Shares That May be Purchased Under the Plan or Program
January 3 – January 16, 2008	171,700	$14.38	171,700	262,100 (1)

There is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of Common or Class A Common shares may be repurchased under the program.

(1) Represents an aggregate number of Common and Class A Common stock that could be purchased under the Program at January 31, 2008 prior to an increase in the Program.

Item 6.                       Exhibits

Exhibits

10.1 Unsecured Credit Agreement, dated as of February 11, 2008, by and among the Company, the Lenders party thereto, and The Bank of New York as Administrative Agent

31.1 Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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

Urstadt Biddle Properties Inc.
(Registrant)

By /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By /s/ James R. Moore
James R. Moore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Dated: March 7, 2008	Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Unsecured Credit Agreement, dated as of February 11, 2008, by and among the Company, the Lenders party thereto, and The Bank of New York as Administrative Agent

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002