Form 10-Q
period 2008-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2008-06-06
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC                                20549

Form 10-Q

[Missing Graphic Reference] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

As of June 5, 2008, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:  7,968,465 Common Shares, par value $.01 per share and 18,566,271 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - April 30, 2008 (Unaudited) and October 31, 2007.

Consolidated Statements of Income (Unaudited)-Three and Six months ended April 30, 2008 and 2007.

Consolidated Statements of Cash Flows (Unaudited)- Six months ended April 30, 2008 and 2007.

Consolidated Statements of Stockholders' Equity (Unaudited)– Six months ended April 30, 2008.

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

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	April 30,	October 31,
ASSETS	2008	2007
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$554,950	$521,476
Non-core properties – at cost	1,383	1,383
	556,333	522,859
Less: Accumulated depreciation	(87,711)	(85,555)
	468,622	437,304
Mortgage note receivable	1,274	1,305
	469,896	438,609

Cash and cash equivalents	11,214	4,218
Restricted cash	591	589
Marketable securities	1,619	1,740
Tenant receivables	17,576	16,588
Prepaid expenses and other assets	5,624	5,445
Deferred charges, net of accumulated amortization	4,550	4,581
Total Assets	$511,070	$471,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Secured revolving credit line	$-	$12,200
Mortgage notes payable	107,353	96,282
Accounts payable and accrued expenses	1,520	3,970
Deferred compensation – officers	1,118	1,191
Other liabilities	7,246	7,438
Total Liabilities	117,237	121,081

Minority interests	9,370	3,739

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 and 550,000 shares	96,225	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
7,968,465 and 7,773,618 shares issued and outstanding	80	77
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,566,271 and 18,836,778 shares issued and outstanding	186	188
Additional paid in capital	260,954	264,585
Cumulative distributions in excess of net income	(34,591)	(31,077)
Accumulated other comprehensive income	359	480
Officer note receivable	-	(1,300)
Total Stockholders’ Equity	288,238	294,203
Total Liabilities and Stockholders’ Equity	$511,070	$471,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

   URSTADT BIDDLE PROPERTIES INC.
   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
    (In thousands, except per share data)
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenues
Base rents	$29,938	$28,465	$15,196	$13,988
Recoveries from tenants	9,692	8,922	5,227	4,303
Settlement of lease guaranty obligation	-	6,000	-	6,000
Lease termination income	58	115	-	115
Mortgage interest and other	307	643	141	532
	39,995	44,145	20,564	24,938

Expenses
Property operating	6,551	6,088	3,488	3,089
Property taxes	5,672	5,340	2,847	2,749
Depreciation and amortization	7,016	6,631	3,523	3,365
General and administrative	2,884	2,478	1,400	1,198
Directors' fees and expenses	138	126	63	54
	22,261	20,663	11,321	10,455

Operating Income	17,734	23,482	9,243	14,483
Interest expense	(3,467)	(3,961)	(1,718)	(2,006)
Interest, dividends and other investment income	189	231	94	196

Income before Minority Interest and Discontinued Operations	14,456	19,752	7,619	12,673
Minority interest in joint venture	(18)	(96)	(9)	(49)
Income from Continuing Operations before Discontinued Operations	14,438	19,656	7,610	12,624
Discontinued Operations:
Income from discontinued operations	-	252	-	135
Gain on sale of property	-	11,409	-	11,409
Income from Discontinued Operations	-	11,661	-	11,544
Net Income	14,438	31,317	7,610	24,168
Preferred stock dividends	(5,171)	(4,671)	(2,835)	(2,335)
Redemption of Preferred Stock	(660)	-	(660)	-

Net Income Applicable to Common and Class A Common Stockholders	$8,607	$26,646	$4,115	$21,833

Basic earnings per share:
Per Common Share:
Income from continuing operations	$0.32	$0.55	$0.15	$0.38
Income from discontinued operations	$-	$0.43	$-	$0.42
Net Income Applicable to Common Stockholders	$0.32	$0.98	$0.15	$0.80
Per Class A Common Share:
Income from continuing operations	$0.35	$0.61	$0.17	$0.42
Income from discontinued operations	$-	$0.48	$-	$0.47
Net Income Applicable to Class A Common Stockholders	$0.35	$1.09	$0.17	$0.89

Diluted earnings per share:
Per Common Share:
Income from continuing operations	$0.31	$0.54	$0.15	$0.37
Income from discontinued operations	$-	$0.41	$-	$0.41
Net Income Applicable to Common Stockholders	$0.31	$0.95	$0.15	$0.78

Per Class A Common Share:
Income from continuing operations	$0.34	$0.60	$0.16	$0.41
Income from discontinued operations	$-	$0.46	$-	$0.45
Net Income Applicable to Class A Common Stockholders	$0.34	$1.06	$0.16	$0.86

Dividends per share:
Common	$0.4300	$0.4150	$0.2150	$0.2075
Class A Common	$0.4750	$0.4600	$0.2375	$0.2300

The accompanying notes to consolidated financial statements are an integral part of these statements.

   URSTADT BIDDLE PROPERTIES INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
   (In thousands)

	Six Months Ended
	April 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$14,438	$31,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	7,016	6,631
Depreciation and amortization from discontinued operations	-	43
Straight-line rent adjustments	(213)	(559)
Gain on sale of property	-	(11,409)
Change in value of deferred compensation arrangement	(72)	(22)
Restricted stock compensation expense	726	1,019
Minority interest	18	96
Changes in operating assets and liabilities:
Tenant receivables	(775)	1,337
Accounts payable and accrued expenses	771	(988)
Other assets and other liabilities, net	(807)	(734)
Restricted cash	(2)	2

Net Cash Flow Provided by Operating Activities	21,100	26,733

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(16,951)	(21,304)
Net proceeds from sale of property	-	13,200
Improvements to properties and deferred charges	(6,716)	(2,122)
Payments received on mortgage notes receivable	31	27
Distributions to limited partner of joint venture	(18)	(96)

Net Cash Flow (Used in) Investing Activities	(23,654)	(10,295)

Cash Flows from Financing Activities:
Net proceeds from issuance of Series E Preferred Stock	57,950	-
Redemption of Series B Preferred Stock	(15,000)	-
Proceeds from revolving credit line borrowings	13,000	5,000
Repayments of revolving credit line borrowings	(25,200)	-
Dividends paid - Common and Class A Common Stock	(12,121)	(11,853)
Dividends paid - Preferred Stock	(5,171)	(4,671)
Repurchase of shares of Class A Common Stock	(4,856)	-
Sales of additional shares of Common and Class A Common Stock	499	380
Repayment of officer note receivable	1,300	-
Principal repayments of mortgage notes payable	(851)	(2,821)

Net Cash Flow Provided by (Used in) Financing Activities	9,550	(13,965)

Net Increase In Cash and Cash Equivalents	6,996	2,473

Cash and Cash Equivalents at Beginning of Period	4,218	2,800

Cash and Cash Equivalents at End of Period	$11,214	$5,273

Supplemental Cash Flow Disclosures:
Interest Paid	$3,468	$3,937

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

								Cumulative
	7.5% Series D						Additional	Distributions In	Accumulated Other	Officer	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Note	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income	Receivable	Equity
Balances – October 31, 2007	2,450,000	$61,250	7,773,618	$77	18,836,778	$188	$264,585	$(31,077)	$480	$(1,300)	$294,203
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	8,607	-	-	8,607
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(121)	-	(121)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	8,486
Cash dividends paid :	-	-	-	-	-	-	-	-	-	-	-
Common stock ($.4300 per share)	-	-	-	-	-	-	-	(3,419)	-	-	(3,419)
Class A common stock ($.4750 per share)	-	-	-	-	-	-	-	(8,702)	-	-	(8,702)
Issuance of shares under dividend reinvestment plan	-	-	21,981	-	7,540	-	463	-	-	-	463
Forfeiture of restricted stock	-	-	-	-	(6,500)	-	-	-	-	-	-
Shares issued under restricted stock plan	-	-	170,900	2	59,900	1	(3)	-	-	-	-
Stock options exercised	-	-	1,966	1	1,953	-	36	-	-	-	37
Restricted stock compensation	-	-	-	-	-	-	726	-	-	-	726
Repurchase of Class A common Stock	-	-	-	-	(333,400)	(3)	(4,853)	-	-	-	(4,856)
Repayment of officer note receivable	-	-	-	-	-	-	-	-	-	1,300	1,300
Balances – April 30, 2008	2,450,000	$61,250	7,968,465	$80	18,566,271	$186	$260,954	$(34,591)	$359	$-	$288,238

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2008, the Company owned or had interests in 43 properties containing a total of 3.8 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the six month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN No. 48”), that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   The Company adopted FIN No. 48 as of November 1, 2007.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of the adoption date or as of April 30, 2008.   As such, the adoption of FIN 48 did not have any effect on the Company’s financial condition or results of operations.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of April 30, 2008, the tax years 2004 through and including 2007 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity.   There were no sales of marketable securities during the six month periods ended April 30, 2008 and 2007.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At April 30, 2008, other comprehensive income consisted of net unrealized gains on marketable securities of approximately $359,000.  Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Numerator
Net income applicable to common stockholders – basic	$2,208	$6,664	$1,062	$5,481
Effect of dilutive securities:
Stock awards and operating partnership units	58	289	33	228
Net income applicable to common stockholders – diluted	$2,266	$6,953	$1,095	$5,709

Denominator
Denominator for basic EPS weighted average common shares	6,980	6,801	6,984	6,841
Effect of dilutive securities:
Restricted stock and other awards	316	441	379	435
Operating partnership units	-	55	-	55
Denominator for diluted EPS – weighted average common equivalent shares	7,296	7,297	7,363	7,331

Numerator
Net income applicable to Class A common stockholders-basic	$6,399	$19,982	$3,053	$16,352
Effect of dilutive securities:
Stock awards and operating partnership units	(58)	(193)	(33)	(181)
Net income applicable to Class A common stockholders – diluted	$6,341	$19,789	$3,020	$16,171

Denominator
Denominator for basic EPS – weighted average Class A common shares	18,310	18,398	18,179	18,416
Effect of dilutive securities:
Restricted stock and other awards	175	285	197	268
Operating partnership units	-	55	-	55
Denominator for diluted EPS – weighted average Class A common equivalent shares	18,485	18,738	18,376	18,739

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

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

(2)  CORE PROPERTIES

In December 2007, the Company acquired a 20,000 square foot retail property located in Waldwick, New Jersey for $6.3 million including closing costs.  The property is net-leased to a single tenant under a long term lease arrangement.

In February 2008, the Company acquired two retail properties, containing approximately 5,500 square feet of GLA in Westchester County, New York for a cash purchase price of $2.3 million including closing costs.

In April 2008, the Company through a subsidiary, which is the sole general partner, acquired a 60% interest in UB Ironbound, LP, (“Ironbound”), a newly formed limited partnership that acquired by contribution a 101,000 square foot shopping center in Newark, New Jersey, valued at $26.3 million, including transaction costs of approximately $297,000 and the assumption of an existing first mortgage loan on the property at its estimated fair value of $11.9 million at a fixed interest rate of 6.15%.  The Company’s net investment in Ironbound amounted to $8.6 million.  The partnership agreement provides for the partners to receive an annual cash preference from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any.  The general partner’s cash preferences are paid after the limited partner's preferences are satisfied.  The balance of available cash, if any, is distributed in accordance with the respective partners' interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners' interests.  The limited partner is not obligated to make any additional capital contributions to the partnership.  Ironbound has a defined termination date of December 31, 2099.  The Company has retained an affiliate of the limited partner to provide management and leasing services for the property through October 2016 for an annual fee equal to two percent of rental income collected.

The assumption of the $11.9 million first mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2008 consolidated statement of cash flows.  The limited partner interests in Ironbound are reflected in the accompanying consolidated 2008 balance sheet as Minority Interests in the amount of $5.6 million, which approximates the fair market value of the limited partner interest in Ironbound at April 30, 2008.

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

During the second quarter of fiscal 2008, the Company completed its evaluation of the leases at the Waldwick, New Jersey property and the two Westchester, New York properties and, as a result of its evaluation, determined that no allocation was required to adjust the net fair value assigned to any leases acquired.  The Company is currently in the process of analyzing the fair value of in-place leases for the Newark, New Jersey Property.  Consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the six months ended April 30, 2008 and 2007 the net amortization of above-market and below-market leases was approximately $33,000 and $129,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

The Company is the general partner in another consolidated limited partnership which owns a shopping center.  The limited partnership has a defined termination date of December 31, 2097.  Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  If termination of the partnership occurred on April 30, 2008 the amount payable to the limited partners is estimated to be $4,400,000.  The limited partner interests are reflected in the accompanying consolidated financial statements as Minority Interests.

(3)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

In February 2008, the Company entered into a new $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.

In April 2008, borrowings under the Facility were used to refinance an existing mortgage note payable, which was secured by the Company’s Staples property in the amount of $7.8 million.  In conjunction with that transaction, the mortgage was assigned to the lender of the Facility and as a result the $7.8 million outstanding balance on the Facility is shown as a mortgage note payable on the accompanying April 30, 2008 consolidated balance sheet.  Interest on outstanding borrowings under the Facility is currently accruing at approximately 4.0% per annum.

Effective April 15, 2008, the Company renewed and extended its secured revolving credit facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million for an additional three years to April 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

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

In fiscal 2007, the Company sold a non-core retail property, in Tempe, Arizona, for a sale price of $13.2 million, resulting in a gain on sale of the property of approximately $11.4 million in fiscal 2007.

The operating results for the sold property have been classified as discontinued operations in the accompanying consolidated financial statements for the six months ended April 30, 2007.  Revenues from discontinued operations were approximately $320,000 and $142,000 for the six month and three month periods ended April 30, 2007, respectively.

(5)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At April 30, 2008, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock) and 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 6) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of April 30, 2008 and October 31, 2007:

	April 30, 2008	October 31, 2007
8.99% Series B Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding -0- and 150,000 shares	$-	$14,341
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	38,406	38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 and -0- shares	57,819	-
Total Redeemable Preferred Stock	$96,225	$52,747

On March 13, 2008, the Company sold 2,400,000 shares of a new issue of 8.50% Series E Senior Cumulative Preferred Stock, (“Series E Preferred Stock”) for net proceeds of $57.8 million.  The Series E Preferred Stock entitles the holders thereof to cumulative cash dividends payable quarterly in arrears at the rate of 8.5% per annum on the $25 per share liquidation preference.

In conjunction with the sale of the Series E Preferred Stock on March 14, 2008 the Company redeemed all 150,000 shares outstanding of its Series B Preferred Stock for the redemption price, in the amount of $15.0 million.  As a result of the redemption, the $660,000 excess of the redemption price of the preferred shares paid over the carrying amount of the shares is included in the accompanying consolidated statement of income for the three month and six month periods ended April 30, 2008 as a reduction of income available to common and class A common shareholders.

The Series E Preferred Stock and Series C Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into other securities or property of the Company.  Commencing May 2010 (Series C Preferred Stock) and March 2013 (Series E Preferred Stock), the Company, at its option, may redeem the preferred stock issues, in whole or in part, at a redemption price equal to the liquidation preference per share, plus all accrued and unpaid dividends.

Upon a change in control of the Company (as defined), each holder of Series C Preferred Stock and Series E Preferred Stock has the right, at such holder’s option, to require the Company to repurchase all or any part of such holder’s stock for cash at a repurchase price equal to the liquidation preference per share plus all accrued and unpaid dividends.

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at April 30, 2008.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(6)  STOCKHOLDERS’ EQUITY

Restricted Stock Plan
On March 6, 2008, the stockholders of the Company approved an amendment to the restricted stock plan for key employees and directors of the Company.  The restricted stock plan (“Plan”) provides for the grant of up to 2,350,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,650,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of SFAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have decreased in the six months and three months ended April 30, 2008 and  2007 by approximately $168,000 and $213,000, respectively.

In January 2008, the Company awarded 170,900 shares of Common Stock and 59,900 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2008 was approximately $3.4 million.

A summary of the status of the Company’s non vested Common and Class A Common shares as of April 30, 2008, and changes during the six months ended April 30, 2008 are presented below:

	Common Shares		Class A Common Shares
Non vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non vested at November 1, 2007	897,400	$14.16	423,350	$13.90
Granted	170,900	$14.77	59,900	$15.20
Vested	(106,550)	$11.73	(80,050)	$11.03
Forfeited	-	-	(6,500)	$16.02
Non vested at April 30, 2008	961,750	$14.54	396,700	$14.60

As of April 30, 2008, there was $12.9 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 6.15 years.  For the six months ended April 30, 2008 and 2007 amounts charged to compensation expense totaled $726,000 and $1,019,000, respectively.

Stock Option Plan
In connection with the exercise of stock options granted to an officer under the Company’s stock option plan (terminated in 2007), the officer executed a full recourse promissory note equal to the purchase price of the shares. The note receivable in the amount of $1,300,000 was repaid in full in December 2007.

Share Repurchase Program
In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  As of April 30, 2008, the Company had repurchased 3,600 shares of Common Stock and 396,000 shares of Class A Common Stock, (including 333,400 shares of Class A Common Stock that were repurchased at an average price of $14.53 during the six month period ended April 30, 2008).

Preferred Stock
The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company and is redeemable at the Company’s option on or after April 12, 2010 at a price of $25.00 per share plus accrued and unpaid dividends.

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

At April 30, 2008, the Company had commitments of approximately $1,479,000 for tenant related obligations.

(8)  SUBSEQUENT EVENTS

In May 2008, the Company paid a $750,000 deposit on a contract to purchase a yet to be determined equity interest in a joint venture which owns a 237,000 square foot shopping center in Westchester County, New York.

In May 2008, the Company entered into a contract to purchase a 78,000 square foot shopping center in Litchfield County, CT for a purchase price of $10.4 million, subject to the assumption of a first mortgage payable on the property, in the amount of $3.6 million. In connection with the contract the Company paid a deposit in the amount of $500,000.

On June 5, 2008, the Board of Directors of the Company declared cash dividends of $.2150 for each share of Common Stock and $.2375 for each share of Class A Common Stock.  The dividends are payable on July 18, 2008.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2008, the Company owned or had interests in 43 properties containing a total of 3.8 million square feet of GLA of which approximately 95% was leased.

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

Key elements of the Company’s growth strategies and operating policies are to:

▪
Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut; Westchester and Putnam Counties, New York; and Bergen County, New Jersey

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the six month periods ended April 30, 2008 and 2007 the Company increased its allowance for doubtful accounts by $259,000 and $225,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at April 30, 2008.

Liquidity and Capital Resources
At April 30, 2008, the Company had unrestricted cash and cash equivalents of $11.2 million compared to $4.2 million at October 31, 2007.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $21.1 million in the six months ended April 30, 2008, compared to $26.7 million in the comparable period of fiscal 2007. The net decrease in operating cash flows was a result of:  a) an increase in the net operating results of the Company’s properties owned during both periods and recently acquired properties in fiscal 2008 and b) the absence of a $6 million payment received in connection with a settlement of a lease guarantor’s obligation in fiscal 2007.

Investing Activities

Net cash flows used in investing activities were $23.7 million in the six months ended April 30, 2008 compared to $10.3 million in the comparable period of fiscal 2007.  The net cash flows during both periods were principally due to the acquisition of properties consistent with the Company’s strategic plan to acquire properties in the northeast.  The Company purchased or acquired interests in four properties in the first six months of fiscal 2008 for an aggregate cost of $17.0 million compared with two properties purchased at an aggregate cost of $21.3 million in the comparable period of fiscal 2007.  The Company incurred $6.7 million and $2.1 million for improvements to properties and deferred charges for the six months ended April 30, 2008 and 2007, respectively.  In the first six months of fiscal 2007 the Company received cash proceeds of $13.2 million from the sale of one non-core property. The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

The Company generated net cash from financing activities in the first six months of fiscal 2008 primarily from the sale of 2,400,000 shares of 8.5% Series E Senior Cumulative Preferred Stock (“Series E Preferred Stock”) in the amount of $58.0 million.  The Company redeemed all of the outstanding shares of 8.99% Series B Senior Cumulative Preferred Stock (“Series B Preferred Stock”) for $15.0 million in the second quarter of fiscal 2008.  The Company also repaid borrowings on its lines of credit in the first six months of fiscal 2008 in the amount of $25.2 million compared to borrowings of $5.0 million on its secured line of credit during the same period of 2007. In fiscal 2008 the Company also received payment of a $1.3 million note receivable from an officer in connection with stock options exercised in a prior year.  Net cash used in both periods to pay dividends to stockholders amounted to $17.3 million in the first six months of fiscal 2008 as compared with $16.5 million in the comparable period of 2007.  Cash used in the first six months of fiscal 2008 to repurchase Class A Common stock amounted to $4.9 million.  Net cash used in both periods to make required principal payments on mortgages was $851,000 in the first six months of fiscal 2008 as compared with $1.2 million in the same period of fiscal 2007.  The Company also repaid a mortgage note payable in the amount of $1.6 million in the first six months of fiscal 2007.

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

Financings and Debt

On March 13, 2008, the Company sold 2,400,000 shares of Series E Preferred Stock for net proceeds of $57.8 million.  The Series E Preferred Stock entitles the holders thereof to cumulative cash dividends payable quarterly in arrears at the rate of 8.5% per annum on the $25 per share liquidation preference.

In conjunction with the sale of the Series E Preferred Stock the Company redeemed all 150,000 shares of its Series B Preferred Stock, for the redemption price, as defined, in the amount of $15.0 million.  The Company used a portion of the proceeds to repay variable rate debt and for property acquisitions.  The remainder of the proceeds are invested in short term investments pending its use to fund additional property acquisitions.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $107.4 million consist principally of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at April 30, 2008. The mortgage loans with fixed interest rates are secured by 14 properties with a net book value of $166 million and have fixed rates of interest ranging from 5.52% to 7.78%.  The Company has one variable rate mortgage loan in the amount of $7.8 million for which interest is currently accruing at approximately 4.0% on this mortgage.  The Company made principal payments of $851,000 in the six months ended April 30, 2008 compared to $1.2 million in the comparable period of fiscal 2007.  In the first six months of fiscal 2007, the Company repaid a mortgage note payable in the amount of $1.6 million.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

On April 15, 2008, the Company renewed its secured revolving credit facility with a commercial bank (the “Secured Facility”) which provides for borrowings of up to $30 million for an additional three years to April 2011.  The Secured Facility was due to expire in April 2008. The Secured Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or Eurodollar plus 1.75%.  The Secured Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Facility.  The Secured Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In February 2008, the Company entered into a new $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A..  The agreement, gives the Company the option under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year. The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of April 30, 2008, the Company was in compliance with such covenants on the Secured Facility and Unsecured Facility.

In February 2008 outstanding borrowings on the Secured Facility of $23.2 million were satisfied by transfer to the Unsecured Facility.  The Company also borrowed $2.0 million in February 2008 on the Unsecured Facility.  The Company had previously borrowed under the Secured Facility to fund property acquisitions, capital expenditures and the repurchase of Class A Common stock.  In March 2008, outstanding borrowings under the Unsecured Facility in the amount of $25.2 million were repaid from a portion of the proceeds of the Company’s sale of Series E Preferred Stock.

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

Off-Balance Sheet Arrangements

During the six month periods ended April 30, 2008 and 2007, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the six months ended April 30, 2008, the Company paid approximately $6.7 million for property improvements, tenant improvement and leasing commission costs. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $2.9 million for anticipated capital improvements and leasing costs during the balance of fiscal 2008. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In December 2007, the Company acquired a 20,000 square foot retail property located in Waldwick, New Jersey for $6.3 million including closing costs.  The purchase was financed from available cash and borrowings under the Secured Facility.

In February 2008, the Company acquired two retail properties, containing approximately 5,500 square feet of GLA in Westchester County, New York for $2.3 million.  The acquisitions were funded from available cash and borrowings from the Secured Facility.

In April 2008, the Company, through an affiliate, which is the sole general partner, acquired a 60% interest in UB Ironbound, LP (“Ironbound”), a newly formed limited partnership that acquired by contribution a 101,000 square foot shopping center in Newark, New Jersey, for a total purchase price of $26.3 million, including transaction costs of approximately $297,000 and the assumption of an existing first mortgage loan on the property at an estimate fair value of $11.9 million at a fixed interest rate of 6.15%.  The Company’s net investment in Ironbound amounted to $8.6 million and was funded from the proceeds generated from the Company’s sale of Series E Preferred Stock in the second quarter of fiscal 2008.

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years.  The Company’s current non-core properties consist of two distribution service facilities (both of which are located outside of the northeast region of the United States).

The Company intends to sell these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At April 30, 2008, the two remaining non-core properties have a net book value of approximately $680,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the six months and three months ended April 30, 2008 and 2007 (amounts in thousands).

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Net Income Applicable to Common and Class A Common Stockholders	$8,607	$26,646	$4,115	$21,833

Plus: Real property depreciation	5,364	5,183	2,687	2,599
Amortization of tenant improvements and allowances	1,326	1,148	671	587
Amortization of deferred leasing costs	289	293	147	152
Less: Gain on sale of property	-	(11,409)	-	(11,409)

Funds from Operations Applicable to Common and Class A Common Stockholders	$15,586	$21,861	$7,620	$13,762

Net Cash Provided by (Used in):
Operating Activities	$21,100	$26,733	$14,492	$18,444
Investing Activities	$(23,654)	$(10,295)	$(15,851)	$(5,224)
Financing Activities	$9,550	$(13,965)	$8,510	$(10,256)

FFO amounted to $15.6 million in the first half of 2008 compared to $21.9 million in the first half of fiscal 2007.  The net decrease in FFO in fiscal 2008 is attributable, among other things, to: a) the one time receipt of a settlement of a lease guarantee obligation in the second quarter of fiscal 2007 in the amount of $6 million, b) an increase in general and administrative expenses, c) an increase in preferred stock dividends in the second quarter of fiscal 2008 as a result of the Company’s recent $60 million preferred stock sale, d) the one time expense of offering costs, which were deferred by the Company, on the redemption of the Company’s Series B Preferred Stock in the second quarter of fiscal 2008 and e) a decrease in other income; offset by f) an increase in operating income as a result of property acquisitions in fiscal 2007 and the first six months of fiscal 2008 and g) a decrease in interest expense principally from the mortgage refinancing of one of the Company’s properties at a lower interest rate in October 2007.  See more detailed explanations which follow.

Results of Operations

The following information summarizes the Company’s results of operations for the six month and three month periods ended April 30, 2008 and 2007 (amounts in thousands):

	Six Months Ended
	April 30,				Change Attributable to:
Revenues	2008	2007	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$29,938	$28,465	$1,473	5.2	$913	$560
Recoveries from tenants	9,692	8,922	770	8.6	380	390
Mortgage interest and other	307	643	(336)	(52.3)	-	(336)

Operating Expenses
Property operating expenses	6,551	6,088	463	7.6	222	241
Property taxes	5,672	5,340	332	6.2	171	161
Depreciation and amortization	7,016	6,631	385	5.8	261	124
General and administrative expenses	2,884	2,478	406	16.4	n/a	n/a

Other Income/Expenses
Interest expense	3,467	3,961	(494)	(12.5)	26	(520)
Interest, dividends and other investment income	189	231	(42)	(18.2)	n/a	n/a

	Three Months Ended
	April 30,				Change Attributable to:
Revenues	2008	2007	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$15,196	$13,988	$1,208	8.6	$523	$685
Recoveries from tenants	5,227	4,303	924	21.5	286	638
Mortgage interest and other	141	532	(391)	(73.5)	-	(391)

Operating Expenses
Property operating	3,488	3,089	399	12.9	114	285
Property taxes	2,847	2,749	98	3.6	91	7
Depreciation and amortization	3,523	3,365	158	4.7	133	25
General and administrative	1,400	1,198	202	16.9	n/a	n/a

Non-Operating Income/Expense
Interest expense	1,718	2,006	(288)	(14.4)	26	(314)
Interest, dividends, and other investment income	94	196	(102)	(52.0)	n/a	n/a

Revenues
Base rents increased by 5.2% to $29.9 million for the first six months of fiscal 2008 as compared with $28.5 million in the comparable period of 2007.  Base rents increased by 8.6% to $15.2 million for the three month period ended April 30, 2008 as compared with $14.0 million in the comparable period of 2007.  The increase in base rentals during each period was attributable to:

Property Acquisitions:

In fiscal 2008 the Company purchased or acquired interests in four properties totaling 123,500 square feet of GLA (compared to two retail properties totaling 104,000 square feet acquired in fiscal 2007).  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the six month and three month periods ended April 30, 2008.

Properties Held in Both Periods:

The increase in base rents for properties held in both periods during the six month and three month periods ended April 30, 2008 compared to the same periods in fiscal 2007, reflects an increase in rental rates for in place leases and new leases entered into over the periods offset by an increase in vacancies occurring during fiscal 2007 and the first two quarters of 2008 at several of the Company’s core properties.  For the first six months of fiscal 2008, the Company leased or renewed approximately 162,000 square feet (or approximately 4.14% of total property leasable area).  At April 30, 2008 the Company’s core properties were approximately 95.4% leased.  Overall core property occupancy decreased to 93.2% at April 30, 2008 from 96.7% at April 30, 2007.

In the six months and three months period ended April 30, 2008, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $390,000 and $638,000, respectively, when compared to the same periods in fiscal 2007.  The net increases were the results of increases in operating expense recoveries in properties held in both periods caused by higher property operating costs in the second quarter of fiscal 2008 predominately for snow removal, landscaping, and security costs.

During the quarter ended January 31, 2007, the Company entered into a lease with a wholesale club to rent approximately 107,000 sf of space at The Dock Shopping Center, in Stratford, CT, subject to certain conditions.  In connection with the new lease, the Company has agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space.  The former tenant’s lease obligations were guaranteed through fiscal 2016 by a corporate guarantor previously affiliated with the former tenant.  In February 2007, the Company executed a settlement agreement whereby the guarantor was released from its lease guaranty obligation upon satisfaction of certain conditions and in exchange for a payment of $6 million.  In April 2007, the conditions were satisfied and payment was received.  Accordingly, the Company recorded the settlement of lease guaranty obligation in the amount of $6 million in the accompanying consolidated statement of income in the second quarter of fiscal 2007.

Other income decreased in the six month and three month periods ended April 30, 2008 when compared to the same period in fiscal 2007 as a result of the Company receiving an easement fee from a utility company in the second quarter of fiscal 2007 in the amount of $352,000.

Interest, dividends and other investment income decreased by $42,000 in the six month period ended April 30, 2008 compared to the same period in 2007.  This decrease is a result of the use of available cash in 2008 primarily for property acquisitions as well as the repurchase of Class A Common Stock under the Company’s Stock Repurchase Plan.

Expenses

Property operating expenses for properties held in both periods increased $241,000 and $285,000 in the six month and three month periods ended April 30, 2008, compared to the same periods in the prior year primarily as a result of increased snow removal, landscaping and security costs.

Property taxes for properties held in both periods increased during the six month and three month periods ended April 30, 2008 compared to the same periods a year ago as a result of increased assessments and municipal tax rates on certain of the Company’s properties.

Interest expense decreased $494,000 and $288,000 in the six month and three month periods ended April 30, 2008, respectively, compared to the same periods in fiscal 2007 as a result of scheduled principal payments on mortgage notes, the refinancing of an approximately $53 million mortgage at the Company’s Ridgeway property at a lower rate of interest in the fourth quarter of fiscal 2007 and the repayments of mortgage notes of $1,579,000 and $4,975,000 during 2007.

Depreciation and amortization expense from properties held in both periods increased during the six month and three month period ended April 30, 2008 compared to the same periods a year ago as a result of depreciation on the $2.1 million in property improvements in fiscal 2007 and $6.7 million in property and tenant improvements in the first two quarters of fiscal 2008.

General and administrative expenses increased by $406,000 and $202,000 for six month and three month period ended April 30, 2008, respectively, compared to the same periods in fiscal 2007 primarily due to an increase in employee compensation during the first six month period of fiscal 2008 when compared to the same period in fiscal 2007 and an increase in professional fees of $167,000 and $98,000 for the six month and three month periods ended April 30, 2008, respectively.

Discontinued Operations
During the second quarter of fiscal 2007 the Company sold its non core retail property in Tempe, Arizona.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the results of operations of the property that was sold has been reclassified as discontinued operations for the six month and three month periods ended April 30, 2007.

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

As of April 30, 2008, the Company had $7.8 million in outstanding variable rate debt.  The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 6.3% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended April 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth Class A Common shares repurchased by the Company during the three months ended April 30, 2008:

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
February 2008	161,700	$14.68	161,700	600,400

There is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of Common or Class A Common may be repurchased under the program.

Item 4.                   Submission of Matters to a Vote of Security Holders

In connection with the Annual Meeting of Stockholders held on March 6, 2008, stockholders were asked to vote on the following matters:

1.	Election of three Directors (Class II ) to serve for three years:

Director	For	Withheld
Peter Herrick	7,346,580	426,731
Charles D. Urstadt	7,726,925	46,386
George J. Vojta	7,729,086	44,225

2.	Ratification of the appointment of PKF, Certified Public Accountants, as the Company’s independent registered public accounting firm for the fiscal year ending October 31,2008:

For	Against	Abstain
7,738,842	16,067	18,401

3.	Amendment of the Company’s Restricted Stock Award Plan.

For	Against	Abstain
5,377,054	997,983	53,785

The terms of office of the following Class III and Class I directors continued after the meeting:

Class III Directors – terms expiring in 2009

Robert R. Douglass
George H.C. Lawrence
Charles J. Urstadt

Class I Directors – terms expiring in 2010

Willing L. Biddle
E. Virgil Conway
Robert J. Mueller

Item 6.             Exhibits

3.1	Articles Supplementary relating to the 8.5% Series E Senior Cumulative Preferred Stock setting forth the powers, preferences and rights, and the qualifications, limitations and restrictions thereof.

10.1	Investment Agreement between Urstadt Biddle Properties Inc. and WFC Holdings Corporation dated March 13, 2008.

10.2	Registration Rights Agreement between Urstadt Biddle Properties Inc. and WFC Holdings Corporation dated March 13, 2008.

10.3	Consulting Agreement dated April 11, 2008 between Urstadt Biddle Properties Inc. and James R. Moore.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ James R. Moore
James R. Moore
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 6, 2008	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1	Articles Supplementary relating to the 8.5% Series E Senior Cumulative Preferred Stock setting forth the powers, preferences and rights, and the qualifications, limitations and restrictions thereof.

10.1	Investment Agreement between Urstadt Biddle Properties Inc. and WFC Holdings Corporation dated March 13, 2008.

10.2	Registration Rights Agreement between Urstadt Biddle Properties Inc. and WFC Holdings Corporation dated March 13, 2008.

10.3	Consulting Agreement dated April 11, 2008 between Urstadt Biddle Properties Inc. and James R. Moore.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.