Form 10-Q
period 2008-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2008-09-09
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC  20549

Form 10-Q

[Missing Graphic Reference] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

As of September 5, 2008, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:
7,979,610 Common Shares, par value $.01 per share and 18,328,711 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - July 31, 2008 (Unaudited) and October 31, 2007.

Consolidated Statements of Income (Unaudited)-Three and Nine Months ended July 31, 2008 and 2007.

Consolidated Statements of Cash Flows (Unaudited)- Nine Months ended July 31, 2008 and 2007.

Consolidated Statements of Stockholders' Equity (Unaudited)– Nine Months ended July 31, 2008.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,	October 31,
ASSETS	2008	2007
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$556,006	$521,476
Non-core properties – at cost	1,383	1,383
	557,389	522,859
Less: Accumulated depreciation	(90,812)	(85,555)
	466,577	437,304
Mortgage note receivable	1,258	1,305
	467,835	438,609

Cash and cash equivalents	8,769	4,218
Restricted cash	592	589
Marketable securities	1,437	1,740
Tenant receivables	18,134	16,588
Prepaid expenses and other assets	7,960	5,445
Deferred charges, net of accumulated amortization	4,658	4,581
Total Assets	$509,385	$471,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Secured revolving credit line	$-	$12,200
Mortgage notes payable	106,876	96,282
Accounts payable and accrued expenses	2,164	3,970
Deferred compensation – officers	1,120	1,191
Other liabilities	9,227	7,438
Total Liabilities	119,387	121,081

Minority interests	9,370	3,739

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 and 550,000 shares	96,203	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
7,979,610 and 7,773,618 shares issued and outstanding	80	77
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,328,711 and 18,836,778 shares issued and outstanding	183	188
Additional paid in capital	259,110	264,585
Cumulative distributions in excess of net income	(36,376)	(31,077)
Accumulated other comprehensive income	178	480
Officer note receivable	-	(1,300)
Total Stockholders’ Equity	284,425	294,203
Total Liabilities and Stockholders’ Equity	$509,385	$471,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues
Base rents	$45,527	$42,933	$15,589	$14,468
Recoveries from tenants	14,173	13,393	4,481	4,471
Settlement of lease guaranty obligation	-	6,000	-	-
Lease termination income	58	115	-	-
Mortgage interest and other	472	750	165	107
	60,230	63,191	20,235	19,046

Expenses
Property operating	9,330	9,195	2,779	3,106
Property taxes	8,707	8,130	3,035	2,790
Depreciation and amortization	10,684	10,001	3,668	3,370
General and administrative	4,375	3,843	1,491	1,365
Directors' fees and expenses	191	181	53	55
	33,287	31,350	11,026	10,686

Operating Income	26,943	31,841	9,209	8,360
Interest expense	(5,162)	(5,910)	(1,695)	(1,949)
Interest, dividends and other investment income	276	397	87	164

Income before Minority Interest and Discontinued Operations	22,057	26,328	7,601	6,575
Minority interest in joint venture	(27)	(152)	(9)	(56)
Income from Continuing Operations before Discontinued Operations	22,030	26,176	7,592	6,519
Discontinued Operations:
Income from discontinued operations	-	252	-	-
Gain on sale of property	-	11,385	-	-
Income from Discontinued Operations	-	11,637	-	-
Net Income	22,030	37,813	7,592	6,519
Preferred stock dividends	(8,445)	(7,007)	(3,274)	(2,336)
Redemption of Preferred Stock	(660)	-	-	-

Net Income Applicable to Common and Class A Common Stockholders	$12,925	$30,806	$4,318	$4,183

Basic earnings per share:
Per Common Share:
Income from continuing operations	$0.48	$0.70	$0.16	$0.15
Income from discontinued operations	$-	$0.43	$-	$-
Net Income Applicable to Common Stockholders	$0.48	$1.13	$0.16	$0.15
Per Class A Common Share:
Income from continuing operations	$0.52	$0.78	$0.18	$0.17
Income from discontinued operations	$-	$0.47	$-	$-
Net Income Applicable to Class A Common Stockholders	$0.52	$1.25	$0.18	$0.17

Diluted earnings per share:
Per Common Share:
Income from continuing operations	$0.47	$0.69	$0.16	$0.15
Income from discontinued operations	$-	$0.42	$-	$-
Net Income Applicable to Common Stockholders	$0.47	$1.11	$0.16	$0.15

Per Class A Common Share:
Income from continuing operations	$0.51	$0.76	$0.17	$0.17
Income from discontinued operations	$-	$0.46	$-	$-
Net Income Applicable to Class A Common Stockholders	$0.51	$1.22	$0.17	$0.17

Dividends per share:
Common	$0.6450	$0.6225	$0.2150	$0.2075
Class A Common	$0.7125	$0.6900	$0.2375	$0.2300

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$22,030	$37,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization from continuing operations	10,684	10,001
Depreciation and amortization from discontinued operations	-	42
Straight-line rent adjustments	(453)	(797)
Gain on sale of property	-	(11,385)
Change in value of deferred compensation arrangement	(70)	(64)
Restricted stock compensation expense	1,295	1,577
Minority interest	27	152
Changes in operating assets and liabilities:
Tenant receivables	(1,093)	1,610
Accounts payable and accrued expenses	1,373	(331)
Other assets and other liabilities, net	72	(1,562)
Restricted cash	(3)	(1)

Net Cash Flow Provided by Operating Activities	33,862	37,055

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(16,953)	(21,311)
Deposits on real estate investments	(1,250)	-
Net proceeds from sale of property	-	13,200
Improvements to properties and deferred charges	(8,431)	(3,939)
Payments received on mortgage notes receivable	47	41
Distributions to limited partner of joint venture	(27)	(152)
Redemption (Purchases) of marketable securities – net	-	133

Net Cash Flow (Used in) Investing Activities	(26,614)	(12,028)

Cash Flows from Financing Activities:
Net proceeds from issuance of Series E Preferred Stock	57,972	-
Redemption of Series B Preferred Stock	(15,000)	-
Proceeds from revolving credit line borrowings	13,000	5,000
Repayments of revolving credit line borrowings	(25,200)	(2,000)
Dividends paid - Common and Class A Common Stock	(18,224)	(17,801)
Dividends paid - Preferred Stock	(8,445)	(7,007)
Repurchase of shares of Class A Common Stock	(7,504)	(45)
Sales of additional shares of Common and Class A Common Stock	732	599
Repayment of officer note receivable	1,300	-
Principal repayments of mortgage notes payable	(1,328)	(3,449)

Net Cash Flow (Used in) Financing Activities	(2,697)	(24,703)

Net Increase In Cash and Cash Equivalents	4,551	324

Cash and Cash Equivalents at Beginning of Period	4,218	2,800

Cash and Cash Equivalents at End of Period	$8,769	$3,124

Supplemental Cash Flow Disclosures:
Interest Paid	$5,168	$5,889

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D						Additional	Cumulative Distributions	Accumulated Other	Officer	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	In Excess of	Comprehensive	Note	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income	Receivable	Equity
Balances – October 31, 2007	2,450,000	$61,250	7,773,618	$77	18,836,778	$188	$264,585	$(31,077)	$480	$(1,300)	$294,203
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	12,925	-	-	12,925
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(302)	-	(302)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	12,623
Cash dividends paid :	-	-	-	-	-	-	-	-	-	-	-
Common stock ($.6450 per share)	-	-	-	-	-	-	-	(5,132)	-	-	(5,132)
Class A common stock ($.7125 per share)	-	-	-	-	-	-	-	(13,092)	-	-	(13,092)
Issuance of shares under dividend reinvestment plan	-	-	33,126	1	11,180	-	695	-	-	-	696
Forfeiture of restricted stock	-	-	-	-	(70,000)	-	-	-	-	-	-
Shares issued under restricted stock plan	-	-	170,900	2	59,900	1	(3)	-	-	-	-
Stock options exercised	-	-	1,966	-	1,953	-	36	-	-	-	36
Restricted stock compensation	-	-	-	-	-	-	1,295	-	-	-	1,295
Repurchase of Class A common Stock	-	-	-	-	(511,100)	(6)	(7,498)	-	-	-	(7,504)
Repayment of officer note receivable	-	-	-	-	-	-	-	-	-	1,300	1,300
Balances – July 31, 2008	2,450,000	$61,250	7,979,610	$80	18,328,711	$183	$259,110	$(36,376)	$178	$-	$284,425

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2008, the Company owned or had interests in 43 properties containing a total of 3.8 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN No. 48”), that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   The Company adopted FIN No. 48 as of November 1, 2007.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of the adoption date or as of July 31, 2008.   As such, the adoption of FIN 48 did not have any effect on the Company’s financial condition or results of operations.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of July 31, 2008, the tax years 2004 through and including 2007 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage notes receivable and tenant receivables.  The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions.  The Company performs ongoing credit evaluations of its tenants and may require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space.  The Company has no dependency upon any single tenant.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity.   There were no significant sales of marketable securities during the nine month periods ended July 31, 2008 and 2007.

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At July 31, 2008, other comprehensive income consisted of net unrealized gains on marketable securities of approximately $178,000.  Unrealized gains included in other comprehensive income will be reclassified into earnings as gains are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Numerator
Net income applicable to common stockholders – basic	$3,319	$7,731	$1,117	$1,051
Effect of dilutive securities:
Stock awards and operating partnership units	99	348	41	58
Net income applicable to common stockholders – diluted	$3,418	$8,079	$1,158	$1,109

Denominator
Denominator for basic EPS weighted average common shares	6,986	6,841	6,996	6,849
Effect of dilutive securities:
Restricted stock and other awards	352	446	424	452
Operating partnership units	-	55	-	55
Denominator for diluted EPS – weighted average common equivalent shares	7,338	7,342	7,420	7,356

Numerator
Net income applicable to Class A common stockholders-basic	$9,606	$23,075	$3,201	$3,132
Effect of dilutive securities:
Stock awards and operating partnership units	(99)	(197)	(41)	(2)
Net income applicable to Class A common stockholders – diluted	$9,507	$22,878	$3,160	$3,130

Denominator
Denominator for basic EPS – weighted average Class A common shares	18,296	18,423	18,143	18,412
Effect of dilutive securities:
Restricted stock and other awards	179	278	188	261
Operating partnership units	-	55	-	55
Denominator for diluted EPS – weighted average Class A common equivalent shares	18,475	18,756	18,331	18,728

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123 and is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The Company does not believe SFAS No. 157 will have a material effect on its financial statements once adopted.

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

The assumption of the $11.9 million first mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2008 consolidated statement of cash flows.  The limited partner interests in Ironbound are reflected in the accompanying consolidated 2008 balance sheet as Minority Interests in the amount of $5.6 million, which approximates the fair market value of the limited partner interest in Ironbound at July 31, 2008.

In May 2008, the Company paid a $750,000 deposit on a contract to purchase a yet to be determined equity interest in a joint venture which owns a 237,000 square foot shopping center in Westchester County, New York.

In May 2008, the Company entered into a contract to purchase a 78,000 square foot shopping center in Litchfield County, CT for a purchase price of $10.4 million, subject to the assumption of a first mortgage payable on the property, in the amount of $3.6 million. In connection with the contract the Company paid a deposit in the amount of $500,000.  The Company completed the purchase of the property in August of 2008.

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

The Company has completed its evaluation of the leases at the Waldwick, New Jersey property and the two Westchester, New York properties and, as a result of its evaluation, determined that no allocation was required to adjust the net fair value assigned to any leases acquired.  The Company is currently in the process of analyzing the fair value of in-place leases for the Newark, New Jersey Property.  Consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the nine months ended July 31, 2008 and 2007 the net amortization of above-market and below-market leases was approximately $52,000 and $150,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

The Company is the general partner in another consolidated limited partnership which owns a shopping center.  The limited partnership has a defined termination date of December 31, 2097.  Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  If termination of the partnership occurred on July 31, 2008 the amount payable to the limited partners is estimated to be $4,400,000.  The limited partner interests are reflected in the accompanying consolidated financial statements as Minority Interests.

(3)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.

In April 2008, borrowings under the Facility were used to refinance an existing mortgage note payable, which was secured by the Company’s Staples property in the amount of $7.9 million.  In conjunction with that transaction, the mortgage was assigned to the lender of the Facility and as a result the $7.9 million outstanding balance on the Facility is shown as a mortgage note payable on the accompanying July 31, 2008 consolidated balance sheet.  Interest on outstanding borrowings under the Facility is currently accruing at approximately 3.35% per annum.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

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

In fiscal 2007, the Company sold a non-core retail property in Tempe, Arizona for a sale price of $13.2 million, resulting in a gain on sale of the property of approximately $11.4 million in fiscal 2007.

The operating results for the sold property have been classified as discontinued operations in the accompanying consolidated financial statements for the nine months ended July 31, 2007.  Revenues from discontinued operations were approximately $320,000 for the nine month period ended July 31, 2007.

(5)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At July 31, 2008, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock) and 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 6) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of July 31, 2008 and October 31, 2007 (amounts in thousands, except share data):

	July 31, 2008	October 31, 2007
8.99% Series B Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding -0- and 150,000 shares	$-	$14,341
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	38,406	38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 and -0- shares	57,797	-
Total Redeemable Preferred Stock	$96,203	$52,747

On March 13, 2008, the Company sold 2,400,000 shares of a new issue of 8.50% Series E Senior Cumulative Preferred Stock (“Series E Preferred Stock”) for net proceeds of $57.8 million.  The Series E Preferred Stock entitles the holders thereof to cumulative cash dividends payable quarterly in arrears at the rate of 8.5% per annum on the $25 per share liquidation preference.

In conjunction with the sale of the Series E Preferred Stock on March 14, 2008 the Company redeemed all 150,000 shares outstanding of its Series B Preferred Stock for the redemption price in the amount of $15.0 million.  As a result of the redemption, the $660,000 excess of the redemption price of the preferred shares paid over the carrying amount of the shares is included in the accompanying consolidated statement of income for the nine month period ended July 31, 2008 as a reduction of income available to Common and Class A Common shareholders.

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at July 31, 2008.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(6)  STOCKHOLDERS’ EQUITY

Restricted Stock Plan
In fiscal 2008, the stockholders of the Company approved an amendment to the restricted stock plan for key employees and directors of the Company.  The restricted stock plan (“Plan”) provides for the grant of up to 2,350,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,650,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of SFAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have decreased in the nine months and three months ended July 31, 2008 and  2007 by approximately $231,000 and $320,000, respectively.

In January 2008, the Company awarded 170,900 shares of Common Stock and 59,900 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2008 was approximately $3.4 million.

A summary of the status of the Company’s non vested Common and Class A Common shares as of July 31, 2008, and changes during the nine months ended July 31, 2008 are presented below:

	Common Shares		Class A Common Shares
Non vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non vested at November 1, 2007	897,400	$14.16	423,350	$13.90
Granted	170,900	$14.77	59,900	$15.20
Vested	(106,550)	$11.73	(80,050)	$11.03
Forfeited	-	-	(70,000)	$16.51
Non vested at July 31, 2008	961,750	$14.54	333,200	$14.27

As of July 31, 2008, there was $11.7 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.99 years.  For the nine months ended July 31, 2008 and 2007 amounts charged to compensation expense totaled $1,295,000 and $1,577,000, respectively.

Stock Option Plan
In connection with the exercise of stock options granted to an officer under the Company’s stock option plan (terminated in 2007), the officer executed a full recourse promissory note equal to the purchase price of the shares. The note receivable in the amount of $1,300,000 was repaid in full in December 2007.

Share Repurchase Program
In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  As of July 31, 2008, the Company had repurchased 3,600 shares of Common Stock and 573,700 shares of Class A Common Stock, (including 511,100 shares of Class A Common Stock that were repurchased at an average price of $14.64 during the nine month period ended July 31, 2008).

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

At July 31, 2008, the Company had commitments of approximately $1,329,000 for tenant related obligations.

(8)  SUBSEQUENT EVENTS

In August 2008, the Company completed the acquisition of a 78,000 square foot shopping center in Litchfield County, CT for a purchase price of $10.4 million.  The property was subject to a first mortgage payable of approximately $3.6 million, which has been assumed by the Company in conjunction with the purchase.  The acquisition was funded with available cash remaining from the Company’s preferred stock offering completed in March of 2008.

On September 9, 2008, the Board of Directors of the Company declared cash dividends of $.2150 for each share of Common Stock and $.2375 for each share of Class A Common Stock.  The dividends are payable on October 17, 2008.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 contains certain forward-looking statements that within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007.  Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2008, the Company owned or had interests in 43 properties containing a total of 3.8 million square feet of GLA of which approximately 95% was leased.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the nine month periods ended July 31, 2008 and 2007 the Company increased its allowance for doubtful accounts by $329,000 and $317,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2008.

Liquidity and Capital Resources
At July 31, 2008, the Company had unrestricted cash and cash equivalents of $8.8 million compared to $4.2 million at October 31, 2007.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $33.9 million in the nine months ended July 31, 2008, compared to $37.0 million in the comparable period of fiscal 2007. The net decrease in operating cash flows was a result of:  a) an increase in the net operating results of the Company’s properties owned during both periods and recently acquired properties in fiscal 2008 and b) the absence of a $6 million payment received in connection with a settlement of a lease guarantor’s obligation in fiscal 2007.

Investing Activities

Net cash flows used in investing activities were $26.6 million in the nine months ended July 31, 2008 compared to $12.0 million in the comparable period of fiscal 2007.  The net cash flows during both periods were principally due to the acquisition of properties consistent with the Company’s strategic plan to acquire properties in the northeast.  The Company purchased or acquired interests in four properties in the first nine months of fiscal 2008 for an aggregate cost of $17.2 million compared with two properties purchased at an aggregate cost of $21.3 million in the comparable period of fiscal 2007.  The Company incurred $8.4 million and $3.9 million for improvements to properties and deferred charges for the nine months ended July 31, 2008 and 2007, respectively.  In the first nine months of fiscal 2007 the Company received cash proceeds of $13.2 million from the sale of one non-core property. The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

The Company generated net cash from financing activities in the first nine months of fiscal 2008 primarily from the sale of 2,400,000 shares of 8.5% Series E Senior Cumulative Preferred Stock (“Series E Preferred Stock”) in the net amount of $58.0 million.  The Company redeemed all of the outstanding shares of 8.99% Series B Senior Cumulative Preferred Stock (“Series B Preferred Stock”) for $15.0 million in the second quarter of fiscal 2008.  During the first nine months of fiscal 2008 the Company borrowed $13.0 million on its revolving credit facilities as compared with $5.0 million in the same period of fiscal 2007.  The Company also repaid borrowings on its revolving lines of credit in the first nine months of fiscal 2008 in the amount of $25.2 million compared to $2.0 million during the same period of fiscal 2007. In fiscal 2008 the Company also received payment of a $1.3 million note receivable from an officer in connection with stock options exercised in a prior year.  Net cash used in both periods to pay dividends to stockholders amounted to $26.7 million in the first nine months of fiscal 2008 as compared with $24.8 million in the comparable period of 2007.  Cash used in the first nine months of fiscal 2008 to repurchase Class A Common stock amounted to $7.5 million.  Net cash used in both periods to make required principal payments on mortgages was $1.3 million in the first nine months of fiscal 2008 as compared with $3.4 million in the same period of fiscal 2007, which included the repayment of a mortgage note payable in the amount of $1.6 million in the first nine months of fiscal 2007.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), borrowings on its unsecured and secured credit facilities, proceeds from sales of properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company’s ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company’s ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company’s ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings and Debt

On March 13, 2008, the Company sold 2,400,000 shares of Series E Preferred Stock for net proceeds of $58.0 million.  The Series E Preferred Stock entitles the holders thereof to cumulative cash dividends payable quarterly in arrears at the rate of 8.5% per annum on the $25 per share liquidation preference.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $106.9 million consist principally of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at July 31, 2008. The mortgage loans with fixed interest rates are secured by 14 properties with a net book value of $172 million and have fixed rates of interest ranging from 5.52% to 7.78%.  The Company has one variable rate mortgage loan in the amount of $7.9 million for which interest is currently accruing at approximately 3.35%.  The Company made principal payments of $1.3 million in the nine months ended July 31, 2008 compared to $3.4 million in the comparable period of fiscal 2007.  In the first nine months of fiscal 2007, the Company repaid a mortgage note payable in the amount of $1.6 million.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

In February 2008, the Company entered into a new $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A. The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year. The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of July 31, 2008, the Company was in compliance with such covenants on the Secured Facility discussed below and Unsecured Facility.

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

At July 31, 2008 the Company has approximately $72.1 million available to be drawn down under its two revolving credit facilities.

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

Off-Balance Sheet Arrangements

During the nine month periods ended July 31, 2008 and 2007, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the nine months ended July 31, 2008, the Company paid approximately $8.4 million for property improvements, tenant improvement and leasing commission costs. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $845,000 for anticipated capital improvements and leasing costs during the balance of fiscal 2008. These expenditures are expected to be funded from operating cash flows or bank borrowings.

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

In April 2008, the Company, through an affiliate, which is the sole general partner, acquired a 60% equity interest in UB Ironbound, LP (“Ironbound”), a newly formed limited partnership that acquired by contribution a 101,000 square foot shopping center in Newark, New Jersey, for a total purchase price of $26.3 million, including transaction costs of approximately $297,000 and the assumption of an existing first mortgage loan on the property at an estimated fair value of $11.9 million at a fixed interest rate of 6.15%.  The Company’s net investment in Ironbound amounted to $8.6 million and was funded from the proceeds generated from the Company’s sale of Series E Preferred Stock in the second quarter of fiscal 2008.

In May 2008, the Company paid a $750,000 deposit on a contract to purchase a yet to be determined equity interest in a joint venture which owns a 237,000 square foot shopping center in Westchester County, New York.  The Company plans on funding the purchase with available cash or borrowings under its lines of credit.

In May 2008, the Company entered into a contract to purchase a 78,000 square foot shopping center in Litchfield County, CT for a purchase price of $10.4 million, subject to the assumption of a first mortgage payable on the property, in the amount of $3.6 million. In connection with the contract the Company paid a deposit in the amount of $500,000.  The Company completed the purchase of this property in August 2008.  The balance of the purchase price in the amount of approximately $6.8 million was funded with available cash remaining from the Company’s successful preferred stock offering in March 2008.

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

The Company intends to sell these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At July 31, 2008, the two remaining non-core properties have a net book value of approximately $656,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the nine months and three months ended July 31, 2008 and 2007 (amounts in thousands).

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Net Income Applicable to Common and Class A Common Stockholders	$12,925	$30,806	$4,318	$4,183

Plus: Real property depreciation	8,222	7,548	2,858	2,365
Amortization of tenant improvements and allowances	2,008	2,018	682	870
Amortization of deferred leasing costs	395	416	106	123
Less: Gain on sale of property	-	(11,385)	-	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$23,550	$29,403	$7,964	$7,541

Net Cash Provided by (Used in):
Operating Activities	$33,862	$37,055	$12,762	$10,322
Investing Activities	$(26,614)	$(12,028)	$(2,960)	$(1,733)
Financing Activities	$(2,697)	$(24,703)	$(12,249)	$(10,738)

FFO amounted to $23.6 million in the first nine months of 2008 compared to $29.4 million in the first nine months of fiscal 2007.  The net decrease in FFO in fiscal 2008 is attributable, among other things, to: a) the one time receipt of a settlement of a lease guarantee obligation in the second quarter of fiscal 2007 in the amount of $6 million, b) an increase in general and administrative expenses, c) an increase in preferred stock dividends in the second and third quarters of fiscal 2008 as a result of the Company’s recent $60 million preferred stock sale, d) the one time expense of offering costs, which were deferred by the Company, on the redemption of the Company’s Series B Preferred Stock in the second quarter of fiscal 2008 and e) a decrease in other income; offset by f) an increase in operating income as a result of property acquisitions in fiscal 2007 and the first nine months of fiscal 2008 and g) a decrease in interest expense principally from the mortgage refinancing of one of the Company’s properties at a lower interest rate in October 2007.  See more detailed explanations which follow.

Results of Operations

The following information summarizes the Company’s results of operations for the nine month and three month periods ended July 31, 2008 and 2007 (amounts in thousands):

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2008	2007	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$45,527	$42,933	$2,594	6.0	$1,576	$1,018
Recoveries from tenants	14,173	13,393	780	5.8	450	330
Mortgage interest and other	472	750	(278)	(37.1)	-	(278)

Operating Expenses
Property operating expenses	9,330	9,195	135	1.5	380	(245)
Property taxes	8,707	8,130	577	7.1	293	284
Depreciation and amortization	10,684	10,001	683	6.8	444	239
General and administrative expenses	4,375	3,843	532	13.8	n/a	n/a

Other Income/Expenses
Interest expense	5,162	5,910	(748)	(12.7)	209	(957)
Interest, dividends and other investment income	276	397	(121)	(30.5)	n/a	n/a

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2008	2007	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$15,589	$14,468	$1,121	7.7	$663	$458
Recoveries from tenants	4,481	4,471	10	0.2	70	(60)
Mortgage interest and other	165	107	58	54.2	-	58

Operating Expenses
Property operating	2,779	3,106	(327)	(10.5)	158	(485)
Property taxes	3,035	2,790	245	8.8	122	123
Depreciation and amortization	3,668	3,370	298	8.8	183	115
General and administrative	1,491	1,365	126	9.2	n/a	n/a

Non-Operating Income/Expense
Interest expense	1,695	1,949	(254)	(13.0)	183	(437)
Interest, dividends, and other investment income	87	164	(77)	(47.0)	n/a	n/a

Revenues
Base rents increased by 6.0% to $45.5 million for the first nine months of fiscal 2008 as compared with $42.9 million in the comparable period of 2007.  Base rents increased by 7.7% to $15.6 million for the three month period ended July 31, 2008 as compared with $14.5 million in the comparable period of 2007.  The increase in base rentals during each period was attributable to:

Property Acquisitions:

In the first nine months of fiscal 2008 the Company purchased or acquired interests in four properties totaling 126,500 square feet of GLA (compared to two retail properties totaling 104,000 square feet acquired in fiscal 2007).  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the nine month and three month periods ended July 31, 2008.

Properties Held in Both Periods:

The increase in base rents for properties held in both periods during the nine month and three month periods ended July 31, 2008 compared to the same periods in fiscal 2007 reflects an increase in rental rates for in place leases and new leases entered into over the periods offset by an increase in vacancies occurring during fiscal 2007 and the first three quarters of 2008 at several of the Company’s core properties.  For the first nine months of fiscal 2008, the Company leased or renewed approximately 265,000 square feet (or approximately 6.9% of total property leasable area).  At July 31, 2008 the Company’s core properties were approximately 94.53% leased.  Overall core property occupancy decreased to 92.62% at July 31, 2008 from 94.8% at July 31, 2007.

In the nine months and three months period ended July 31, 2008, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $330,000 for the nine months ended July 31, 2008 and decreased $60,000 for the three months ended July 31, 2008, when compared to the same periods in fiscal 2007.  The net increase in the nine month period ended July 31, 2008 was a result of an increase in property tax expense recoverable from tenants for the period when compared to the corresponding period of the prior year offset slightly by an overall savings in property operating expenses specifically related to utilities and repairs and maintenance.  The net decrease for the three month period ended July 31, 2008 was a result of a decrease in the aforementioned operating expenses offset by a slight increase in real estate tax expense recoverable from tenants.

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

Other income decreased in the nine month and three month periods ended July 31, 2008 when compared to the same period in fiscal 2007 as a result of the Company receiving an easement fee from a utility company in the second quarter of fiscal 2007 in the amount of $352,000.

Interest, dividends and other investment income decreased by $121,000 in the nine month period ended July 31, 2008 compared to the same period in 2007.  This decrease is a result of the use of available cash in 2008 primarily for property acquisitions as well as the repurchase of Class A Common Stock under the Company’s Stock Repurchase Plan.

Expenses

Property operating expenses for properties held in both periods decreased $245,000 and $485,000 in the nine month and three month periods ended July 31, 2008, compared to the same periods in the prior year primarily as a result of decreased utilities and repairs and maintenance  costs.

Property taxes for properties held in both periods increased during the nine month and three month periods ended July 31, 2008 compared to the same periods a year ago as a result of increased assessments and municipal tax rates on certain of the Company’s properties.

Interest expense decreased $748,000 and $254,000 in the nine month and three month periods ended July 31, 2008, respectively, compared to the same periods in fiscal 2007 as a result of scheduled principal payments on mortgage notes, the refinancing of an approximately $53 million mortgage at the Company’s Ridgeway property at a lower rate of interest in the fourth quarter of fiscal 2007 and the repayments of mortgage notes of $1,579,000 during 2007.

Depreciation and amortization expense from properties held in both periods increased during the nine month and three month period ended July 31, 2008 compared to the same periods a year ago as a result of depreciation on the $3.9 million in property improvements in fiscal 2007 and $8.4 million in property and tenant improvements in the first three quarters of fiscal 2008.

General and administrative expenses increased by $532,000 and $126,000 for nine month and three month period ended July 31, 2008, respectively, compared to the same periods in fiscal 2007 primarily due to an increase in employee compensation costs,  professional fees of $134,000 and employment placement fees of $36,000 for the nine month period ended July 31, 2008.

Discontinued Operations
During the second quarter of fiscal 2007 the Company sold its non core retail property in Tempe, Arizona.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the results of operations of the property that was sold has been reclassified as discontinued operations for the nine month period ended July 31, 2007.

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

Item 3.                                Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices.  The primary market risk to which the Company is exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company’s control.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

As of July 31, 2008, the Company had $7.9 million in outstanding variable rate debt.  The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 6.1% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended July 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth Class A Common shares repurchased by the Company during the three months ended July 31, 2008 (the Company did not repurchase any Common shares during the three months ended July 31, 2008):

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
May 2008	-	$-	-	-
June 2008	15,000	$14.98	15,000	585,400
July 2008	162,700	$14.85	162,700	422,700

There is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of Common or Class A Common may be repurchased under the program.

Item 6.             Exhibits

4.1
Rights Agreement, dated as of July 18, 2008, between Urstadt Biddle Properties Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.1
Severance Agreement dated June 5, 2008 between Urstadt Biddle Properties Inc. and Raymond P. Argila (incorporated by reference to Exhibit 99.1 of the Registrant’s current Report on Form 8-K dated September 5, 2008 (SEC File No.  001-12803)).

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 9, 2008	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

4.1
Rights Agreement, dated as of July 18, 2008, between Urstadt Biddle Properties Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.1
Severance Agreement dated June 5, 2008 between Urstadt Biddle Properties Inc. and Raymond P. Argila (incorporated by reference to Exhibit 99.1 of the Registrant’s current Report on Form 8-K dated September 5, 2008 (SEC File No.  001-12803)).

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002