Form 10-K
period 2008-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2009-01-12
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2008 (price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter): Common Shares, par value $.01 per share $53,902,000; Class A Common Shares, par value $.01 per share $295,850,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 5, 2009 (latest date practicable): 8,161,020 Common Shares, par value $.01 per share, and 18,245,418 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 5, 2009 (certain parts as indicated herein) (Part III).

PART I
Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can generally be identified by such words as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “seek”, “should”, “will” or variations of such words or other similar expressions and the negatives of such words.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to; economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company’s properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

At October 31, 2008, the Company owned or had an equity interest in forty-four properties comprised of neighborhood and community shopping centers, office buildings and industrial facilities located in seven states throughout the United States, containing a total of 3.9 million square feet of gross leasable area (“GLA”). For a description of the Company's individual investments, see Item 2-Properties.

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

The Company may from time to time enter into arrangements for the acquisition of properties with unaffiliated property owners through the issuance of units of limited partnership interests in entities that the Company controls.  These units may be redeemable for cash or for shares of the Company’s Common stock or Class A Common stock.  The Company believes that this acquisition method may permit it to acquire properties from property owners wishing to enter into tax-deferred transactions. In April 2008, the Company through a subsidiary, which is the sole general partner, acquired a 60% interest in UB Ironbound, LP (“Ironbound”), a newly formed limited partnership that acquired by contribution a 101,000 square foot shopping center in Newark, New Jersey (“Ferry Plaza”), valued at $26.3 million, including transaction costs of approximately $297,000 and the assumption of an existing first mortgage loan on the property at its estimated fair value of $11.9 million at a fixed interest rate of 6.15%.  The Company’s net investment in Ironbound amounted to $8.6 million.  The partnership agreement provides for the partners to receive an annual cash preference from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any.  The general partner’s cash preferences are paid after the limited partner's preferences are satisfied.  The balance of available cash, if any, is distributed in accordance with the respective partners' interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners' interests.  The limited partner is not obligated to make any additional capital contributions to the partnership.  Ironbound has a defined termination date of December 31, 2099.

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties.  Of the forty-four properties in the Company's portfolio, forty-two properties are considered core properties, consisting of thirty-seven retail properties and five office buildings (including the Company's executive headquarters).  At October 31, 2008, these properties contained in the aggregate 3.5 million square feet of GLA. The Company's core properties collectively had 505 tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2008, the core properties were 94% leased.  The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2008, no single tenant comprised more than 6.0% of the total annual base rents of the Company’s core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2008.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	3	6.0%
A&P Supermarkets	3	2.7%
TJX Companies	3	2.6%
Bed Bath & Beyond	2	2.6%
ShopRite	3	2.4%
Staples	3	2.3%
Toys R Us	2	2.1%
Big Y	2	2.0%
BJ’s	2	1.9%
Shaws	1	1.7%
		26.3%

See Item 2 Properties for a complete list of the Company’s core properties.

The Company’s single largest real estate investment is its 90% general partnership interest in the Ridgeway Shopping Center (“Ridgeway”).  Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid 1990’s. The property contains approximately 369,000 square feet of gross leasable space.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2008, Ridgeway revenues represented approximately 15% of the Company’s total revenues and approximately 17% of the Company’s total assets at October 31, 2008. As of October 31, 2008, Ridgeway was approximately 99% leased. The property’s largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath and Beyond (15%) and Marshall’s Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2008 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent (%)
2009	3	9,446	$199,000	2.2%
2010	3	36,415	654,000	6.8%
2011	2	4,440	153,000	1.6%
2012	4	21,567	760,000	7.9%
2013	12	98,392	3,149,000	32.7%
2014	3	5,758	200,000	2.1%
2015	3	7,635	253,000	2.6%
2016	-	-	-	-
2017	1	60,000	1,853,000	19.2%
2018	2	36,603	1,159,000	12.0%
Thereafter	3	65,014	1,253,000	12.9%

Total	36	345,270	$9,633,000	100.0%

Non-Core Properties

In a prior year, the Board of Directors of the Company expanded and refined the strategic objectives of the Company to concentrate the real estate portfolio into one of primarily retail properties located in the Northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of years given prevailing market conditions and the characteristics of each property.

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

At October 31, 2008, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2008.

The two industrial facilities consist of automobile and truck parts distribution warehouses.  The facilities are net leased to Daimler Chrysler Corporation under a lease arrangement whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.  The automobile industry in the United States is currently in distress and although we believe that these two facilities are integral to the operations of DaimlerChrysler and the tenant will continue to service their lease until expiration, we can not be sure.  For the fiscal years ended October 31, 2008, 2007, and 2006 revenues billed and collected under the above leases amounted to approximately $1,776,000, $1,702,000, and $1,664,000, respectively.

At October 31, 2008, the Company also held one fixed rate first mortgage note receivable, secured by a shopping center with a net book value of $1,241,000.

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location. Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  For the year ended October 31, 2008, approximately 84% of our total revenues were from properties located in these four counties. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our core properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company’s single largest real estate investment is its 90% interest in the Ridgeway Shopping Center (“Ridgeway”) located in Stamford, Connecticut.  For the year ended October 31, 2008, Ridgeway revenues represented approximately 15% of the Company’s total revenues and approximately 17% of the Company’s total assets at October 31, 2008.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

We are dependent on anchor tenants in many of our retail properties. Most of our retail properties are dependent on a major or anchor tenant.  If we are unable to renew any lease we have with the anchor tenant at one of these properties upon expiration of the current lease, or to re-lease the space to another anchor tenant of similar or better quality upon departure of an existing anchor tenant on similar or better terms, we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income, reduced funds from operations and reduced property values.  Vacated anchor space also could adversely affect an entire shopping center because of the loss of the departed anchor tenant's customer drawing power.  Loss of customer drawing power also can occur through the exercise of the right that some anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term.  In addition, vacated anchor space could, under certain circumstances, permit other tenants to pay a reduced rent or terminate their leases at the affected property, which could adversely affect the future income from such property.  There can be no assurance that our anchor tenants will renew their leases when they expire or will be willing to renew on similar economic terms.  See Item 1 – Business – Core Properties in this Annual Report on Form 10-K for additional information on our ten largest tenants by percent of total annual base rent of our core properties.

Similarly, if one or more of our anchor tenants goes bankrupt, we could experience material adverse consequences like those described above.  Under bankruptcy law, tenants have the right to reject their leases.  In the event a tenant exercises this right, the landlord generally may file a claim for lost rent equal to the greater of either one year's rent (including tenant expense reimbursements) or 15% of the rent remaining under the balance of the lease term, not to exceed three years.  Actual amounts received in satisfaction of those claims will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors.

We face potential difficulties or delays in renewing leases or re-leasing space.  We derive most of our income from rent received from our tenants.  Although substantially all of our properties currently have favorable occupancy rates, we cannot predict that current tenants will renew their leases upon the expiration of their terms.  In addition, if current tenants might attempt to terminate their leases prior to the scheduled expiration of such leases or might have difficulty in continuing to pay rent in full, if at all, in the event of a severe economic downturn.  If this occurs, we may not be able to promptly locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations.  Even if tenants decide to renew their leases, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms.

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

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.  We have incurred, and expect to continue to incur, indebtedness to advance our objectives. The only restrictions on the amount of indebtedness we may incur are certain contractual restrictions and financial covenants contained in our unsecured revolving credit agreement and certain financial ratios and covenants contained in the terms of our Series C and Series E preferred stock.   Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased net income, but at the same time creates risks.  We use debt to fund investments only when we believe it will enhance our risk-adjusted returns.  However, we cannot be sure that our use of leverage will prove to be beneficial.  Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations.  Incurring substantial debt may adversely affect our business and operating results by:

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

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and that failure to comply could result in defaults that accelerate the payment under our debt.  Our secured and unsecured revolving credit agreements contain financial and other covenants which may limit our ability, without our lenders’ consent, to engage in operating or financial activities that we may believe desirable.  Our mortgage notes payable and our secured revolving credit facility contain customary covenants for such agreements, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;
•	restricting our ability to assign or further encumber the properties securing the debt; and
•	restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.

Our unsecured revolving credit facility contains, among others, provisions restricting our ability to:

•	incur additional unsecured debt;
•	create certain liens;
•	increase our overall secured and unsecured borrowing beyond certain levels;
•	consolidate, merge or sell all or substantially all of our assets;
•	permit secured debt at any fiscal quarter end to be more than 35% of gross asset value, as defined in the agreement; or
•	permit the value of our unencumbered assets to be less than 50% of eligible real estate asset value as defined in the agreement.

In addition, the unsecured revolving credit facility’s covenants limit the amount of debt we may incur (i) as a percentage of gross asset value, as defined in the agreement, to less than 50% (leverage ratio) and (ii) so that fixed charge coverage will exceed 2.0 to 1 at the end of each fiscal quarter.

If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan.  As a result, a default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Our ability to grow will be limited if we cannot obtain additional capital.
Our growth strategy includes the redevelopment of properties we already own and the acquisition of additional properties.  Because we are required to distribute to our stockholders at least 90% of our taxable income each year to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes, in addition to our undistributed operating cash flow, we rely upon the availability of debt or equity capital to fund our growth, which financing may or may not be available on favorable terms or at all.  The debt could include mortgage loans form third parties or the sale of debt securities.  Equity capital could include our common stock or preferred stock.  Additional financing, refinancing or other capital may not be available in the amounts we desire or on favorable terms.

Our access to debt or equity capital depends on a number of factors, including the general state of the capital markets, the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings.  Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

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

We are dependent on key personnel. We depend on the services of our existing senior management to carry out our business and investment strategies.  We do not have employment agreements with any of our existing senior management.  As we expand, we may continue to need to recruit and retain qualified additional senior management.  The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results.

Uninsured and underinsured losses may affect the value of, or return from, our property interests. We maintain comprehensive insurance on our properties, including the properties securing our loans, in amounts which we believe are sufficient to permit replacement of the properties in the event of a total loss, subject to applicable deductibles.  There are certain types of losses, such as losses resulting from wars, terrorism, earthquakes, floods, hurricanes or other acts of God that may be uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the  property.  In addition, changes in building codes and ordinances, environmental considerations and other factors might make it impracticable for us to use insurance proceeds to replace a damaged or destroyed property.  If any of these or similar events occur, it may reduce our return from an affected property and the value of our investment.

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

Some of the stocks in our REIT marketable securities portfolio are currently trading below our cost and might not recover their value.  The Company has unrealized losses of $439,000 in its REIT securities portfolio as of October 31, 2008.  The Company currently deems these unrealized losses to be temporary.   The REIT securities market has recently been driven to unusually low prices and high investment yields.  The dividends received from our marketable securities investments continue to meet our expectations.  It is our intent to hold these securities for the long-term.  If and when the losses are deemed to be other than temporary unrealized losses will be realized and reclassified into earnings.

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

Gain on disposition of assets deemed held for sale in the ordinary course of business is subject to 100% tax. If we sell any of our assets, the IRS may determine that the sale is a disposition of an asset held primarily for sale to customers in the ordinary course of a trade or business.  Gain from this kind of sale generally will be subject to a 100% tax.  Whether an asset is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances of the sale.  Although we will attempt to comply with the terms of safe-harbor provisions in the Internal Revenue Code prescribing when asset sales will not be so characterized, we cannot assure you that we will be able to do so.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman and Chief Executive Officer, who beneficially owns 39.5% of our outstanding common stock and 1.6% of our outstanding Class A common stock as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 35.7% of our outstanding voting interests.  In addition, our directors and executive officers, as a group, hold approximately 56.4% of our outstanding voting interests through their beneficial ownership of our common stock and Class A common stock.  The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

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

Item 1B.     Unresolved Staff Comments

Not Applicable

Item 2.     Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2008.  Except as otherwise noted, all core properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT (1)	1997	1950	2002	369,000	13.6	36	99%	Stop & Shop Supermarket
Springfield, MA	1996	1970	1970	326,000	26.0	29	91%	Big Y Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	24	96%	ShopRite Supermarket
Stratford, CT	1988	1978	2005	269,000	29.0	17	90%	Stop & Shop Supermarket
Yorktown, NY	1997	1973	2005	200,000	16.4	9	97%	Staples
Danbury, CT	-	1989	1995	194,000	19.3	22	99%	Christmas Tree Shops
White Plains, NY	1994	1958	2003	185,000	3.5	11	100%	Toys “R” Us
Ossining, NY	2000	1978	1998	137,000	11.4	23	88%	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26.0	25	99%	Home Goods
Carmel, NY	1999	1983	1995	129,000	19.0	17	98%	ShopRite Supermarket
Wayne, NJ	1992	1959	1992	102,000	9.0	37	89%	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	7	86%	Linens ‘N Things
Newark, NJ (1)	-	1995	2008	101,000	8.4	15	100%	Pathmark
Darien, CT	1992	1955	1998	95,000	9.5	19	100%	Shaw’s Supermarket
Emerson, NJ	-	1981	2007	92,000	7.0	17	97%	ShopRite Supermarket
New Milford, CT	-	1966	2008	79,000	7.6	6	100%	Big Y Supermarket
Somers, NY	-	1991	1999	78,000	10.8	32	94%	CVS
Orange, CT	-	1990	2003	78,000	10.0	10	87%	Trader Joe’s Supermarket
Eastchester, NY	2002	1978	1997	70,000	4.0	10	82%	Food Emporium
Ridgefield, CT	1999	1930	1998	51,000	2.1	35	90%	Chico’s
Rye, NY (4 buildings)	-	Various	2004	40,000	1.0	17	83%	Cosi
Westport, CT	-	1986	2003	39,000	3.0	10	100%	Pier One Imports
Ossining, NY	-	1975	2001	38,000	1.0	18	88%	Dress Barn
Danbury, CT	-	1988	2002	33,000	2.7	5	100%	Fortunoff, Sleepys’
Ossining, NY	2001	1981	1999	29,000	4.0	4	100%	Westchester Community College
Pelham, NY	-	1975	2006	26,000	1.0	9	100%	Gristede’s Supermarket
Queens, NY (2 buildings)	-	1960	2006	24,000	1.0	13	84%	Melodya
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	RiteAid
Somers, NY	-	1987	1992	19,000	4.9	10	82%	Putnam County Savings Bank
Monroe, CT	-	2005	2007	10,000	2.0	4	71%	Starbucks
Bank Branches, NY	-	1960	2008	6,000	0.7	-	-	-
Office Properties:
Greenwich, CT (5 buildings)	-	various	various	59,000	2.8	13	73%	Tutor Time
				3,451,000		505

(1) The Company is the sole general partner in the partnership that owns this property.

Non-Core Properties

In a prior year, the Board of Directors of the Company expanded and refined the strategic objectives of the Company to concentrate the real estate portfolio into one of primarily retail properties located in the Northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of years given prevailing market conditions and the characteristics of each property.

At October 31, 2008, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2008.

The following table sets forth information concerning each non-core property at October 31, 2008.  The non-core properties are 100% owned by the Company.

Location	Year Renovated	Year Completed	Year Acquired	Rentable Square Feet	Acres	# of Tenants	Leased	Principal Tenant

Dallas, TX	1989	1970	1970	255,000	14.5	1	100%	DaimlerChrysler Corporation

St. Louis, MO	2000	1970	1970	192,000	16.0	1	100%	DaimlerChrysler Corporation

				447,000		2

Total Portfolio				3,898,000		507

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for leases in place as of October 31, 2008, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet

2009 (1)	87	254,000	6.74%
2010	62	265,000	7.02%
2011	64	449,000	11.91%
2012	71	700,000	18.58%
2013	54	319,000	8.48%
2014	38	308,000	8.18%
2015	28	272,000	7.21%
2016	30	127,000	3.36%
2017	27	218,000	5.80%
2018	21	167,000	4.44%
Thereafter	25	689,000	18.28%
Total	507	3,768,000	100.00%

(1)	Represents lease expirations from November 1, 2008 to October 31, 2009 and month-to-month leases.

Item  3.     Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings.  However, there are no material legal proceedings presently pending against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2008.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Shareholder Matters and Issuers Purchases of Equity Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and “UBA”, respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2008 and 2007 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2008		Fiscal Year Ended October 31, 2007
	Low	High	Low	High
First Quarter	$13.69	$18.38	$16.70	$18.25
Second Quarter	$14.10	$17.84	$17.02	$18.46
Third Quarter	$14.76	$18.14	$16.35	$18.45
Fourth Quarter	$12.91	$18.41	$16.15	$18.31

Class A Common shares:	Fiscal Year Ended October 31, 2008		Fiscal Year Ended October 31, 2007
	Low	High	Low	High
First Quarter	$13.75	$18.13	$17.82	$19.43
Second Quarter	$13.38	$17.71	$17.81	$19.62
Third Quarter	$14.42	$17.64	$15.10	$18.81
Fourth Quarter	$12.79	$19.04	$14.97	$17.91

(b) Approximate Number of Equity Security Holders

At January 5, 2009 (latest date practicable), there were 1,054 shareholders of record of the Company's Common Stock and 1,063 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2008 and 2007:

Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion
January 18, 2008	$.2150	$.159	$.056	$.2375	$.175	$.0625
April 18, 2008	$.2150	$.159	$.056	$.2375	$.175	$.0625
July 18, 2008	$.2150	$.159	$.056	$.2375	$.175	$.0625
October 17, 2008	$.2150	$.159	$.056	$.2375	$.175	$.0625
	$.86	$.636	$.224	$.95	$.70	$.25

Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Gross Dividend Paid Per Share	Ordinary Income
January 19, 2007	$.2075	$.2075	$.23	$.23
April 20, 2007	$.2075	$.2075	$.23	$.23
July 20, 2007	$.2075	$.2075	$.23	$.23
October 19, 2007	$.2075	$.2075	$.23	$.23
	$.83	$.83	$.92	$.92

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2008, the Company made distributions to stockholders aggregating $0.86 per Common share and $0.95 per Class A Common share. On December 10, 2008, the Company’s Board of Directors approved the payment of a quarterly dividend payable January 20, 2009 to stockholders of record on January 6, 2009. The quarterly dividend rates were declared in the amounts of $0.2175 per Common share and $0.2400 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2008, 1,016,308 shares of Common Stock and 183,180 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common Stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common Stock in the aggregate.  In addition the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  During fiscal 2008 and 2007 the Company repurchased 623,278 shares of Class A Common Stock at an aggregate purchase price of $9.0 million and 21,200 shares of Class A Common Stock at an aggregate purchase price of $317,000, respectively.  As of October 31, 2008, the Company had repurchased 3,600 shares of Common Stock and 685,878 shares of Class A Common Stock under the repurchase program. The Company has not yet repurchased any Preferred Stock under the Program.

The following table sets forth the shares repurchased by the Company during the three month period ended October 31, 2008:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program (1)
August 1, 2008 – August 31, 2008	-	-	-	422,700
September 1, 2008 – September 30, 2008	-	-	-	422,700
October 1, 2008 – October 31, 2008	112,178	$13.38	112,178	310,522

(1)  Taking into account the 500,000 share increase authorized in December 2008, the maximum number would have been 810,522 on a pro-forma a basis.

Item 6.     Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2008	2007	2006	2005	2004
Balance Sheet Data:
Total Assets	$506,117	$471,770	$451,350	$464,439	$394,917

Mortgage Notes Payable	$104,954	$96,282	$104,341	$111,786	$107,443

Redeemable Preferred Stock	$96,203	$52,747	$52,747	$52,747	$52,747

Operating Data:
Total Revenues	$80,856	$81,880	$72,302	$68,371	$60,650

Total Expenses and Minority Interest	$52,649	$49,630	$48,708	$46,134	$39,729

Income from Continuing Operations before Discontinued Operations	$28,525	$32,751	$24,544	$22,968	$21,408

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$.66	$.95	$.63	$.66	$.69
Common Stock	$.60	$.86	$.56	$.60	$.63

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$.64	$.93	$.61	$.64	$.68
Common Stock	$.58	$.83	$.55	$.58	$.62

Cash Dividends on:
Class A Common Stock	$.95	$.92	$.90	$.88	$.86
Common Stock	$.86	$.83	$.81	$.80	$.78
Total	$1.81	$1.75	$1.71	$1.68	$1.64

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$44,997	$49,307	$35,429	$35,505	$30,744

Investing Activities	$(33,694)	$(19,457)	$(20,129)	$(61,348)	$(2,416)

Financing Activities	$(13,857)	$(28,432)	$(38,994)	$26,397	$(24,837)

Funds from Operations (Note 1)	$30,444	$37,062	$28,848	$29,355	$29,813

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 19.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company’s operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company’s operating performance.  However, comparison of the Company’s presentation of FFO, using the NAREIT definition, to similarly titled  measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 19.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward-Looking Statements
This Item 7 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 7 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, including among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Many of these risks are discussed in Item 1A. Risk Factors.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2008, the Company owned or had interests in 44 properties containing a total of 3.9 million square feet of GLA of which approximately 95% was leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in fiscal 2009, expects that it will continue to experience increased vacancy rates at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 95% of the Company’s portfolio remains leased.  The Company has a strong capital structure with, by industry standards, a small amount of debt maturing in the next 12 months that the Company believes it can refinance or repay with available cash or borrowings under its credit facilities.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at October 31, 2008.

Liquidity and Capital Resources
At October 31, 2008, the Company had unrestricted cash and cash equivalents of $1.7 million compared to $4.2 million at October 31, 2007.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2009 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2008, 2007 and 2006, net cash flow provided by operations amounted to $45.0 million, $49.3 million and $35.4 million, respectively.  Cash dividends paid on common and preferred shares increased to $36.0 million in fiscal 2008 compared to $33.1 million in fiscal 2007 and $32.4 million in fiscal 2006.

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company’s operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire. In either of these cases, the Company’s cash flow could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $45.0 million in fiscal 2008, compared to $49.3 million in fiscal 2007 and $35.4 million in fiscal 2006. The changes in operating cash flows were primarily due to increases in the net operating results generated from the Company’s properties and operating cash flows from new properties acquired during those periods and, in 2007, the receipt of a $6 million settlement of a lease guarantee obligation.

Investing Activities

Net cash flows used in investing activities were $33.7 million in fiscal 2008, $19.5 million in fiscal 2007 and $20.1 million in fiscal 2006. The net cash flows in each of these years were principally due to the acquisition of properties consistent with the Company’s strategic plan to acquire properties in the northeast. The Company acquired five properties in fiscal 2008, two properties in fiscal 2007 and three properties in fiscal 2006. In fiscal 2007, the Company also acquired the remaining limited partnership interest in its Eastchester property for $2.8 million.  In fiscal 2007, the Company sold one property for $13.2 million.  Sale proceeds were used to purchase an additional property in the northeast.  The Company also invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

The Company generated net cash from financing activities in fiscal 2008 primarily from the sale of 2,400,000 shares of 8.5% Series E Senior Cumulative Preferred Stock (“Series E Preferred Stock”) in the net amount of $58.0 million.  The Company redeemed all of the outstanding shares of 8.99% Series B Senior Cumulative Preferred Stock (“Series B Preferred Stock”) for $15.0 million in fiscal 2008.  The Company borrowed $18.1 million, $14.2 million, and $3.0 million from its revolving lines of credit in fiscal 2008, 2007 and 2006, respectively, primarily to finance property acquisitions and to repurchase Class A Common Stock.  During the fiscal year ended 2008, 2007 and 2006, the Company repaid borrowings under its revolving lines of credit in the amount of $25.2 million, $2.0 million and $ 3.0 million, respectively.  Net cash used in financing activities in each of the fiscal years 2008, 2007 and 2006 reflect distributions to its shareholders each year of $36.0 million in fiscal 2008, $33.1 million in fiscal 2007 and $32.4 million in fiscal 2006.  Cash used in financing activities also included $9.0 million in fiscal 2008 and $317,000 in fiscal 2007 for the repurchase of the Company’s shares of Class A Common Stock.  Cash used in financing activities for required principal payments on mortgages totaled $1.7 million in fiscal 2008, $2.3 million in fiscal 2007 and $2.4 million in fiscal 2006.  The Company repaid mortgages payable totaling $5.3 million in fiscal 2008, $5.7 million in fiscal 2007 and $5.0 million in fiscal 2006.

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

Financings and Debt

During fiscal 2008, the Company sold 2,400,000 shares of Series E Preferred Stock for net proceeds of $58.0 million.  The Series E Preferred Stock entitles the holders thereof to cumulative cash dividends payable quarterly in arrears at the rate of 8.5% per annum on the $25 per share liquidation preference. In conjunction with the sale of the Series E Preferred Stock the Company redeemed all 150,000 shares of its Series B Preferred Stock, for the redemption price, as defined, in the amount of $15.0 million.  The Company used a portion of the proceeds from the sale of the Series E Preferred Stock to repay variable rate debt and for property acquisitions.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $105.0 million consist principally of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at October 31, 2008. The mortgage loans are secured by 11 properties with a net book value of $199 million and primarily have fixed rates of interest ranging from 5.09% to 7.78%.  The Company made principal payments of $7.0 million (including the repayment of $5.3 million in mortgages that matured) in fiscal 2008 compared to $8.1 million (including the repayment of $5.7 million in mortgages that matured) in fiscal 2007 and $7.4 million (including the repayment of $5.0 million in mortgages that matured) in fiscal 2006.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

In fiscal 2007, the Company entered into an agreement with a bank to extend the non-recourse mortgage note payable on the Ridgeway Shopping Center in Stamford, Connecticut with an outstanding principal balance of approximately $52.5 million for a 10-year term and reset the fixed interest rate from 7.54% to 5.52% commencing October 1, 2007.

In February 2008, the Company entered into a new $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A. The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one-year extensions at the Company’s option.  Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year. The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of October 31, 2008, the Company was in compliance with such covenants in the Unsecured Facility and in the Secured Facility discussed below.

On April 15, 2008, the Company renewed its secured revolving credit facility with The Bank of New York Mellon (the “Secured Facility”) which provides for borrowings of up to $30 million for an additional three years to April 2011.  The Secured Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at The Bank of New York Mellon’s prime lending rate plus 0.50% or Eurodollar plus 1.75%.  The Secured Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Facility.  The Secured Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

Contractual Obligations

The Company’s contractual payment obligations as of October 31, 2008 were as follows (amounts in thousands):

Payments Due by Period

	Total	2009	2010	2011	2012	2013	Thereafter
Mortgage notes payable	$104,954	$17,182	$6,607	$13,291	$5,154	$4,449	$58,271
Tenant obligations*	1,186	1,186	-	-	-	-	-
Total Contractual Obligations	$106,140	$18,368	$6,607	$13,291	$5,154	$4,449	$58,271

*Committed tenant-related obligations based on executed leases as of October 31, 2008.

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

Off-Balance Sheet Arrangements

During the years ended October 31, 2008 and 2007, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2008, the Company paid approximately $8.7 million for property improvements, tenant improvement and leasing commission costs. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $3.5 million for anticipated capital and tenant improvements and leasing costs in fiscal 2009. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In December 2007, the Company acquired a 20,000 square foot retail property located in Waldwick, New Jersey (Waldwick) for $6.3 million, including closing costs.  The property is net-leased to a single tenant under a long-term lease arrangement.

In February 2008, the Company acquired two retail properties, containing approximately 5,500 square feet of GLA in Westchester County, New York for a cash purchase price of $2.3 million, including closing costs.

In April 2008, the Company through a subsidiary, which is the sole general partner, acquired a 60% interest in UB Ironbound, LP, (“Ironbound”), a newly formed limited partnership that acquired by contribution a 101,000 square foot shopping center in Newark, New Jersey (Ferry Plaza), valued at $26.3 million, including transaction costs of approximately $297,000 and the assumption of an existing first mortgage loan on the property at its estimated fair value of $11.9 million at a fixed interest rate of 6.15%.  The Company’s net investment in Ironbound amounted to $8.6 million.  The partnership agreement provides for the partners to receive an annual cash preference from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any.  The general partner’s cash preferences are paid after the limited partner's preferences are satisfied.  The balance of available cash, if any, is distributed in accordance with the respective partners' interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners' interests.  The limited partner is not obligated to make any additional capital contributions to the partnership.  Ironbound has a defined termination date of December 31, 2099.

In August 2008, the Company acquired a 79,000 square foot shopping center in Litchfield County, Connecticut for a purchase price of $10.4 million, including the assumption of a first mortgage loan.  The Company recorded the assumption of the mortgage loan at its estimated fair value which approximated $3.7 million.

In May 2008, the Company paid a $750,000 deposit on a contract to purchase an equity interest in a joint venture which owns a 237,000 square foot shopping center in Westchester County, New York.  In November 2008, the Company negotiated a termination of the contract and forfeited $150,000 of the contract deposit.  The $150,000 plus capitalized acquisition costs in the amount of $66,000 have been expensed in the fiscal 2008 consolidated statement of income.

In October 2008, the Company paid a $500,000 deposit on a contract to purchase an office building in Greenwich, Connecticut.  In November of 2008, the Company terminated the contract during the due diligence period and received its contract deposit back in December of 2008.

In January 2007, the Company acquired a 10,100 square foot shopping center located in Monroe, Connecticut (“Monroe”) for $3.8 million, including closing costs.

In April 2007, the Company acquired the Emerson Shopping Plaza (“Emerson”), a 92,000 square foot shopping center located in Emerson, New Jersey for a purchase price of approximately $17.5 million, including closing costs.

In August 2007, the Company purchased all of the limited partner operating partnership units (OPU’s) in a consolidated partnership that owned The Shoppes at Eastchester, in Eastchester, New York for $2.8 million.  Prior to the purchase, the Company was the sole general partner in the partnership.  As a result of the purchase, the partnership terminated and the property is now directly owned by the Company.

In January 2007, the Company entered into a lease with a wholesale club to lease approximately 107,000 square feet of space at The Dock Shopping Center, in Stratford, Connecticut, subject to certain conditions.  In connection with the new lease, the Company agreed to provide up to $6.75 million toward the costs of redeveloping the space that previously had been occupied by a tenant who, in a prior year, filed a petition in bankruptcy and vacated the space.  The former tenant’s lease obligation was guaranteed through 2016 by a corporate guarantor previously affiliated with the former tenant.  In February 2007, the Company executed a settlement agreement with the guarantor whereby the guarantor was released from its obligations in exchange for a payment to the Company of $6 million that was received in fiscal 2007.

In May 2007, the Company formed a limited liability company (“LLC”) to acquire by contribution a 20% economic interest in a general partnership which owns a retail/office property in Westchester County, New York.  Simultaneously, the Company contributed one of its wholly-owned retail properties in Westchester County, New York into the LLC.  As a result of the contributions, the Company owns approximately 76% of the LLC, the accounts of which are included in the accompanying consolidated financial statements at October 31, 2008.  The Company has recorded the non-controlling member’s share of the net assets of the LLC of $546,000 in minority interests in the accompanying October 31, 2008 consolidated balance sheet.  The Company has, among other things, guaranteed a preferential return to the other member of the LLC of approximately $38,000 per annum.

In fiscal 2006, the Company acquired three retail properties totaling 50,000 square feet of GLA at an aggregate purchase price of $16.6 million.

Sales of Properties

In fiscal 2007, the Company sold its Tempe, Arizona property for a sale price of $13.2 million.  The proceeds were used to complete the acquisition of the Emerson, New Jersey property.  The Company recorded a gain on sale of approximately $11.4 million in fiscal 2007.  There were no sales in fiscal 2008.

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

The Company intends to sell its remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  In fiscal 2007, the Company sold its Tempe, Arizona property, a non-core property, for $13.2 million and recorded a gain on sale of the property of $11.4 million.  There were no sales of non-core properties in fiscal 2008.  At October 31, 2008, the two remaining non-core properties have a net book value of approximately $630,000.

Funds from Operations
The Company considers Funds from Operations (“FFO”) to be an additional measure of an equity REIT’s operating performance.  The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with generally accepted accounting principles (“GAAP”)) excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2008 (amounts in thousands).

	Year Ended October 31,
	2008	2007	2006
Net Income Applicable to Common and Class A Common Stockholders	$16,147	$35,046	$15,690

Plus: Real property depreciation	10,966	10,530	9,981
Amortization of tenant improvements and allowances	2,822	2,267	2,450
Amortization of deferred leasing costs	509	564	557
Depreciation and amortization on discontinued operations	-	40	170
Less: Gains on sales of properties	-	(11,385)	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$30,444	$37,062	$28,848

Net Cash Provided by (Used in):
Operating Activities	$44,997	$49,307	$35,429
Investing Activities	$(33,694)	$(19,457)	$(20,129)
Financing Activities	$(13,857)	$(28,432)	$(38,994)

FFO amounted to $30.4 million in fiscal 2008 compared to $37.1 million in fiscal 2007, compared to $28.8 million in fiscal 2006.  The decrease in FFO in fiscal 2008, when compared with fiscal 2007, is attributable, among other things, to: a) the one-time receipt of a settlement of a lease guarantee obligation in the second quarter of fiscal 2007 in the amount of $6 million, b) an increase in general and administrative expenses, c) an increase in preferred stock dividends in fiscal 2008 as a result of the Company’s $60 million preferred stock sale in March 2008, d) the one-time expense of offering costs, which were deferred by the Company, on the redemption of the Company’s Series B Preferred Stock in the second quarter of fiscal 2008 and e) a decrease in other income; offset by f) an increase in operating income as a result of property acquisitions in fiscal 2007 and 2008 and g) a decrease in interest expense principally from the mortgage refinancing of one of the Company’s properties at a lower interest rate in October 2007.

The increase in FFO in fiscal 2007 when compared with fiscal 2006 reflects an increase in operating income from properties owned during the period and property acquisitions in fiscal 2007 and fiscal 2006 and the receipt of $6 million from the settlement of a lease guarantee on a tenant space in The Dock shopping center in Stratford, Connecticut.  See more detailed explanations which follow.

Results of Operations

Fiscal 2008 vs. Fiscal 2007

The following information summarizes the Company’s results of operations for the year ended October 31, 2008 and 2007 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2008	2007	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$61,008	$57,260	$3,748	6.5%	$2,276	$1,472
Recoveries from tenants	18,938	17,660	1,278	7.2%	620	658
Mortgage interest and other	849	845	4	0.5%	2	2

Operating Expenses
Property operating	12,937	12,109	828	6.8%	747	81
Property taxes	12,059	10,926	1,133	10.4%	455	678
Depreciation and amortization	14,374	13,442	932	6.9%	656	276
General and administrative	5,853	4,979	874	17.6%	n/a	n/a

Non-Operating Income/Expense
Interest expense	7,012	7,773	(761)	(9.8%)	441	(1,202)
Interest, dividends, and other investment income	318	501	(183)	(36.7%)	n/a	n/a

Revenues
Base rents increased by 6.5% to $61.0 million in fiscal 2008 as compared with $57.3 million in the comparable period of 2007.  The increase in base rentals during each period was attributable to:

Property Acquisitions:

In fiscal 2008, the Company purchased or acquired interests in five properties totaling 205,500 square feet of GLA (compared to two retail properties totaling 102,100 square feet of GLA acquired in fiscal 2007).  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the fiscal year ended 2008.

Properties Held in Both Periods:

The increase in base rents for properties held in both periods during the fiscal year ended October 31, 2008 compared to the same periods in fiscal 2007 reflects an increase in rental rates for in-place leases and new leases entered into over the periods offset by an increase in vacancies occurring during fiscal 2007 and fiscal 2008 at several of the Company’s core properties.  During fiscal 2008, the Company leased or renewed approximately 303,000 square feet (or approximately 8.0% of total property leasable area) at an approximate rental rate increase of 11%.  At October 31, 2008, the Company’s core properties were approximately 94% leased.  The overall core property occupancy rate decreased from 95.4% at October 31, 2007 to 92.7% at October 31, 2008.

For the fiscal year ended 2008, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $658,000 when compared to the same period in fiscal 2007.  The increase was a result of an increase in property tax expense recoverable from tenants for the period when compared to the corresponding period of the prior year caused by an approximate 6.3% increase in property tax expense in properties held in both periods.  Recoveries from tenants for common area maintenance were relatively unchanged in fiscal 2008 when compared with fiscal 2007.

The Company’s single largest real estate investment is the Ridgeway Shopping Center located in Stamford, Connecticut (which is owned by a consolidated joint venture in which the Company has a 90% controlling interest).  Ridgeway’s revenues represented approximately $12.0 million or 15% of total revenues in fiscal 2008 compared to $11.0 million or 14.0% of total revenues in fiscal 2007.  At October 31, 2008, the property was approximately 99% leased. No other property in the Company’s portfolio comprised more than 10% of the Company’s consolidated revenues in fiscal 2008.

Operating Expenses

Operating expense increases were a result of property acquisitions as discussed above and properties held in both periods as more fully discussed below:

Property operating expenses for properties held in both periods were relatively unchanged in the fiscal year ended October 31, 2008 when compared to fiscal 2007.

Property taxes for properties held in both periods increased by $678,000 or 6.3% in fiscal 2008 from higher real estate tax assessment rates at some of the Company’s properties.

Depreciation and amortization expense increased as a result of depreciation on the two properties acquired in fiscal 2007 and the five properties purchased in fiscal 2008.

General and administrative expenses increased by $874,000 in fiscal 2008 compared fiscal 2007 primarily due to an increase in employee compensation costs, professional fees of $276,000 and employment placement fees of $79,000.

Non-Operating Income/Expense

Interest, dividends and other investment income decreased by $183,000 in fiscal 2008 compared to fiscal 2007.  This decrease is a result of the use of available cash in 2008 primarily for property acquisitions as well as the repurchase of Class A Common Stock under the Company’s share repurchase program.

Interest expense decreased $761,000 in fiscal 2008 when compared to fiscal 2007 as a result of scheduled principal payments on mortgage notes, the refinancing of an approximately $53 million mortgage at the Company’s Ridgeway property at a lower rate of interest in the fourth quarter of fiscal 2007 and the repayment of mortgage notes of $5.7 million during 2007.

Fiscal 2007 vs. Fiscal 2006

	Year Ended
	October 31,				Change Attributable to:
Revenues	2007	2006	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$57,260	$54,862	$2,398	4.4%	$1,216	$1,182
Recoveries from tenants	17,660	16,957	703	4.1%	483	220
Mortgage interest and other	845	408	437	107.1%	11	426

Operating Expenses
Property operating	12,109	11,666	443	3.8%	253	190
Property taxes	10,926	10,262	664	6.5%	270	394
Depreciation and amortization	13,442	13,073	369	2.8%	407	(38)
General and administrative	4,979	4,981	(2)	-	n/a	n/a

Non-Operating Income/Expense
Interest expense	7,773	8,287	(514)	(6.2%)	-	(514)
Interest, dividends, and other investment income	501	950	(449)	(47.3%)	n/a	n/a

Revenues
Base rents increased by 4.4% to $57.3 million in fiscal 2007 as compared with $54.9 million in the comparable period of 2006.  The increase in base rentals was attributable to the property acquisitions and properties held in both periods as discussed below.

Property Acquisitions:

In fiscal 2007, the Company acquired two properties totaling 102,100 square feet of GLA (compared with three properties totaling 50,000 square feet of GLA in Fiscal 2006).  These properties accounted for all of the revenue, operating expense, property tax, and depreciation and amortization changes attributable to property acquisitions during the fiscal year ended 2007.

Properties Held in Both Periods:

The increase in base rents for properties held during the fiscal year ended October 31, 2007 reflects an increase in rental rates for in-place leases over the period.  In fiscal 2007, the Company leased or renewed approximately 553,000 square feet (or approximately 15% of total property leasable area).  At October 31, 2007, the Company’s core properties were approximately 96% leased.  Overall core property occupancy rates increased from 93.3% at October 31, 2006 to 95.4% at October 31, 2007.

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

During fiscal 2007, the Company executed a settlement agreement with the corporate guarantor of a former tenant’s lease obligations whereby the guarantor was released from its obligations to the Company in exchange for a payment of $6 million.  The payment and release of guaranty were subject to certain conditions contained in the agreement.  The conditions were satisfied on April 15, 2007 and the payment was recorded as income from a settlement of lease guaranty obligation in the fiscal year ended October 31,  2007.

Operating Expenses

Operating expense increases were a result of property acquisitions as discussed above and properties held in both periods as more fully discussed below:

Property operating expenses for properties held in both periods increased $190,000 in the fiscal year ended October 31, 2007 primarily as a result of increased utility costs and repairs to utility systems, landscaping at some of the Company’s properties, and parking area maintenance expenses.

Property taxes for properties held in both periods increased by $394,000 or 4.0% in fiscal 2007 from higher real estate tax assessment rates at the Company’s properties.

There was relatively no change in depreciation and amortization for properties held in both periods for the fiscal year ended October 31, 2007 when compared to fiscal 2006.

General and administrative expenses were unchanged for the fiscal year ended October 31, 2007.

Non-Operating Income/Expense

Interest, dividends and other investment income decreased by $449,000 in the fiscal period ended October 31, 2007.  The decrease in this component of income reflects the use of available cash in 2006 that was invested in highly liquid securities for the purchase of properties during fiscal 2006 and 2007.

Interest expense decreased by $514,000 in fiscal 2007 from scheduled principal payments on mortgage notes, the repayments of mortgage notes of $5,700,000 and $4,975,000 during fiscal 2007 and 2006, respectively, and a decrease in credit line facility fees after the termination of the Company’s unsecured revolving bank credit line in June 2006.

Discontinued Operations

In fiscal 2007, the Company sold its Tempe, Arizona property for a sale price of $13.2 million.  Accordingly, the operating results for this property were classified as discontinued operations in the accompanying consolidated statements of income for the year ended October 31, 2007 and 2006.  In connection with the sale of the property, the Company recorded a gain on sale of approximately $11.4 million in fiscal 2007.

Revenues from discontinued operations were $320,000 and $747,000 for the years ended October 31, 2007 and 2006, respectively.

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

Environmental Matters
Based upon management’s ongoing review of its properties, management is not aware of any environmental condition with respect to any of the Company’s properties that would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (a) the discovery of environmental conditions, which were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of the Company’s properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company’s tenants, which could adversely affect the Company’s financial condition and results of operations.

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

The following table sets forth the Company’s long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2008 (amounts in thousands, except weighted average interest rate):

For the years ended October 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$17,182	$6,607	$13,291	$5,154	$4,449	$58,271	$104,954	$102,440
Weighted average interest rate for debt maturing	6.866%	7.780%	7.250%	6.578%	6.25%	5.671%

During the year ended October 31, 2008, the weighted average interest rate on variable rate debt outstanding during the period was approximately 5.5%.  A hypothetical increase of 1% in interest rates would have had an immaterial effect on the Company’s interest expense.  At October 31, 2008, the Company had $13.0 million in outstanding variable rate debt.

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

Item 8.        Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item, together with the reports of the Company's independent registered public accounting firm thereon and the supplementary financial information required by this Item are included under Item 15 of this Annual Report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure, during the years ended October 31, 2008 and 2007.

Item 9A.     Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s internal control over financial reporting includes policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance of the recording of all transactions necessary to permit the preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles and the proper authorization of receipts and expenditures in accordance with authorization of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of October 31, 2008.  The Company’s independent registered public accounting firm, PKF, has issued an attestation report regarding the Company’s internal control over financial reporting, which report is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited Urstadt Biddle Properties Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Urstadt Biddle Properties Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Urstadt Biddle Properties Inc. as of October 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years then ended and our report dated January 9, 2009 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
January 9, 2009	Certified Public Accountants
A Professional Corporation

Item 9B.     Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 5, 2009 within the period required under the applicable rules of the Securities and Exchange Commission.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	80	Chairman (since 1986) and Chief Executive Officer (since September 1989); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	47
President and Chief Operating Officer (since December 1996); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (June 1995 to March 1996); Vice President – Retail (April 1993 to June 1995); Mr. Biddle has been a director since 1997.

John T. Hayes	42	Senior Vice President, Treasurer and Chief Financial Officer (since July 2008); Vice President and Controller (March 2007 to June 2008).

Thomas D. Myers	57
Senior Vice President, Secretary and Chief Legal Officer (since August 2008); Senior Vice President (since 2003); Secretary (since 2000); Co-Counsel (2007-2008) Vice President (1995-2003); Associate Counsel (1995-2007).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11.     Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 5, 2009 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption "ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 5, 2009 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity Compensation Plan Information” of such Proxy Statement and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 5, 2009 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 5, 2009 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.		Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 38 are filed as part of this Annual Report.

2. Financial Statement Schedules --

The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 38.  All other financial statement schedules are not applicable.

B.		Exhibits.

Listed below are all Exhibits filed as part of this report.  Certain Exhibits are incorporated by reference to documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
(3).		Articles of Incorporation and Bylaws

	3.1	(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Company’s Statement on Form S-4/A filed January 23, 1997 (SEC File No. 333-19113)).

(b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 3, 1998 (SEC File No. 001-12803)).

(c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed on August 8, 2003 (SEC File No. 333-107803)).

(e) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

(f)  Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 12, 2007 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 18, 2007 (SEC File No. 001-12803).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(h) hereto.

	4.2	Series B Preferred Shares: See Exhibits 3.1 (a)-(h) hereto.

	4.3	Series C Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.7 hereto.

	4.4	Series D Preferred Shares: See Exhibits 3.1 (a)-(h).

	4.5	Series E Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.18 hereto.

	4.6	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(h) and 10.20 hereto.

(10)	Material Contracts.

10.1
Form of Indemnification Agreement entered into between the Company and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)). [1]

10.2
Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options) (incorporated by reference to Exhibit 10.6.2 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

	10.3	Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3 (SEC File No. 333-64381).

	10.4	Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

10.5
Purchase and Sale Agreement, dated September 9, 1998, by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Company, as purchaser (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated September 23, 1998 (SEC File No. 001-12803)).

10.6
Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). [1]

10.7
Registration Rights Agreement dated as of May 29, 2003 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (SEC File No. 333-107803)).

10.8
Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 10, 2004 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). [1]

10.8.1
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-EmployeeDirectors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006) [1]

10.9
Purchase and Sale Agreement between UB Railside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

10.10
Purchase and Sale Agreement between UB Dockside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

10.11
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle, James R. Moore, Raymond P. Argila and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 26, 2007).¹

10.12
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employees) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.13
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.14
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.15
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors – Alternative Version) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.16
Unsecured Credit Agreement dated February 11, 2008 among the Company, lenders thereto (The Bank of New York and Wells Fargo Bank, N.A.) and The Bank of New York as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated March 7, 2008 (SEC File No. 001-12803)).

10.17
Investment Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.18
Registration Rights Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.19
Consulting Agreement dated April 11, 2008 between the Company and James R. Moore (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)). ¹

10.20
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.21
Severance Agreement dated June 5, 2008 between the Company and Raymond P. Argila (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 5, 2008 (SEC File No. 001-12803)). ¹

	10.22	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008. ¹

10.23
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.24
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

[1] Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)	List of Company's subsidiaries

(23)	Consent of PKF, Certified Public Accountants, A Professional Corporation

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.

	URSTADT BIDDLE PROPERTIES INC.
Item 15A.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2008 and 2007	39

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2008	40

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2008	41

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2008	42

	Notes to Consolidated Financial Statements	43

	Report of Independent Registered Public Accounting Firm	55

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2008	56

IV	Mortgage Loans on Real Estate - October 31, 2008	58

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,
ASSETS	2008	2007

Real Estate Investments:
Core properties – at cost	$566,889	$521,476
Non-core properties – at cost	1,383	1,383
	568,272	522,859
Less: Accumulated depreciation	(94,328)	(85,555)
	473,944	437,304
Mortgage note receivable	1,241	1,305
	475,185	438,609

Cash and cash equivalents	1,664	4,218
Restricted cash	519	589
Marketable securities	897	1,740
Tenant receivables	17,782	16,588
Prepaid expenses and other assets	5,603	5,445
Deferred charges, net of accumulated amortization	4,467	4,581
Total Assets	$506,117	$471,770

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unsecured revolving credit line	$5,100	$-
Secured revolving credit line	-	12,200
Mortgage notes payable	104,954	96,282
Accounts payable and accrued expenses	606	3,970
Deferred compensation – officers	1,074	1,191
Other liabilities	8,513	7,438
Total Liabilities	120,247	121,081

Minority interests	9,370	3,739

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 and 550,000 shares	96,203	52,747

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
7,990,120 and 7,773,618 shares issued and outstanding	80	77
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,208,118 and 18,836,778 shares issued and outstanding	183	188
Additional paid in capital	258,235	264,585
Cumulative distributions in excess of net income	(39,181)	(31,077)
Accumulated other comprehensive income (loss)	(270)	480
Officer note receivable	-	(1,300)
Total Stockholders’ Equity	280,297	294,203
Total Liabilities and Stockholders’ Equity	$506,117	$471,770
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Year Ended October 31,
	2008	2007	2006
Revenues
Base rents	$61,008	$57,260	$54,862
Recoveries from tenants	18,938	17,660	16,957
Settlement of lease guarantee obligation	-	6,000	-
Lease termination income	61	115	75
Mortgage interest and other	849	845	408
Total Revenues	80,856	81,880	72,302

Operating Expenses
Property operating	12,937	12,109	11,666
Property taxes	12,059	10,926	10,262
Depreciation and amortization	14,374	13,442	13,073
General and administrative	5,853	4,979	4,981
Directors' fees and expenses	256	240	250
Total Operating Expenses	45,479	41,696	40,232

Operating Income	35,377	40,184	32,070
Non-Operating Income (Expense):
Interest expense	(7,012)	(7,773)	(8,287)
Interest, dividends and other investment income	318	501	950
Minority Interests	(158)	(161)	(189)
Income from Continuing Operations before Discontinued Operations	28,525	32,751	24,544
Discontinued Operations:
Income from discontinued operations	-	252	488
Gains on sales of properties	-	11,385	-
Income from Discontinued Operations	-	11,637	488

Net Income	28,525	44,388	25,032
Preferred stock dividends	(11,718)	(9,342)	(9,342)
Redemption of Preferred Stock	(660)	-	-

Net Income Applicable to Common and Class A Common Stockholders	$16,147	$35,046	$15,690

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$.60	$.86	$.56
Income from discontinued operations	$-	$.43	$.02
Net Income Applicable to Common Stockholders	$.60	$1.29	$.58
Per Class A Common Share:
Income from continuing operations	$.66	$.95	$.63
Income from discontinued operations	$-	$.47	$.02
Net Income Applicable to Class A Common Stockholders	$.66	$1.42	$.65

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$.58	$.83	$.55
Income from discontinued operations	$-	$.42	$.02
Net Income Applicable to Common Stockholders	$.58	$1.25	$.57

Per Class A Common Share:
Income from continuing operations	$.64	$.93	$.61
Income from discontinued operations	$-	$.46	$.02
Net Income Applicable to Class A Common Stockholders	$.64	$1.39	$.63
Dividends Per Share:
Common	$.86	$.83	$.81
Class A Common	$.95	$.92	$.90

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$28,525	$44,388	$25,032
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization from continuing operations	14,374	13,442	13,073
Depreciation and amortization from discontinued operations	-	40	170
Straight-line rent adjustments	(738)	(889)	(1,227)
Provisions for tenant credit losses	749	539	200
Restricted stock compensation expense	1,713	2,071	2,007
Change in value of deferred compensation arrangement	(116)	(9)	71
Gains on sale of properties	-	(11,385)	-
Gain on repayment of mortgage note receivable	-	-	(102)
Minority interests	158	161	189
Changes in operating assets and liabilities:
Tenant receivables	(1,204)	896	(1,707)
Accounts payable and accrued expenses	(187)	(1,170)	(2,391)
Other assets and other liabilities, net	1,654	1,223	116
Restricted cash	69	-	(2)
Net Cash Flow Provided by Operating Activities	44,997	49,307	35,429

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(23,893)	(21,314)	(16,628)
Acquisition of limited partner interests in consolidated joint venture	-	(2,849)	-
Deposit on acquisitions of real estate investment	(1,100)	(424)	-
Improvements to properties and deferred charges	(8,691)	(8,098)	(5,251)
Net proceeds from sales of properties	-	13,200	-
Distributions to limited partners of consolidated joint ventures	(158)	(161)	(189)
Payments received on mortgage notes receivable	63	56	765
Redemption of marketable securities – net	85	133	561
Refund of escrow funds	-	-	613
Net Cash Flow (Used in) Investing Activities	(33,694)	(19,457)	(20,129)

Cash Flows from Financing Activities:
Net proceeds from issuance of Series E Preferred stock	57,972	-	-
Redemption of Series B Preferred Stock	(15,000)	-	-
Proceeds from revolving credit line borrowings	18,100	14,200	3,000
Repayments on revolving credit line borrowings	(25,200)	(2,000)	(3,000)
Sales of additional shares of Common and Class A Common Stock	943	809	876
Principal repayments on mortgage notes payable	(6,994)	(8,059)	(7,445)
Repayment of officer note receivable	1,300	-	-
Dividends paid - Common and Class A Common Stock	(24,251)	(23,723)	(23,083)
Dividends paid - Preferred Stock	(11,718)	(9,342)	(9,342)
Repurchase of shares of Class A Common Stock	(9,009)	(317)	-
Net Cash Flow (Used in) Financing Activities	(13,857)	(28,432)	(38,994)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,554)	1,418	(23,694)
Cash and Cash Equivalents at Beginning of Year	4,218	2,800	26,494

Cash and Cash Equivalents at End of Year	$1,664	$4,218	$2,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)
							Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Unamortized Restricted Stock Compensation and Officer Note Receivable	Total Stockholders’ Equity
	7.5% Series D Preferred Stock		Common Stock		Class A Common Stock
	Issued	Amount	Issued	Amount	Issued	Amount
Balances – October 31, 2005	2,450,000	$61,250	7,429,331	$ 74	18,705,800	$187	$267,365	$(35,007)	$499	$(9,521)	$284,847
Reversal of unamortized stock compensation upon adoption of SFAS No. 123R	-	-	-	-	-	-	(8,221)	-	-	8,221	-
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	15,690	-	-	15,690
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	119	-	119
Total comprehensive income											15,809
Cash dividends paid :
Common stock ($0.81 per share)	-	-	-	-	-	-	-	(6,168)	-	-	(6,168)
Class A common stock ($0.90 per share)	-	-	-	-	-	-	-	(16,915)	-	-	(16,915)
Issuance of shares under dividend
reinvestment plan	-	-	30,810	-	15,431	-	769	-	-	-	769
Exercise of stock options	-	-	9,500	-	4,500	-	107	-	-	-	107
Shares issued under restricted stock plan	-	-	165,800	2	79,050	1	(3)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	2,007	-	-	-	2,007
Balances – October 31, 2006	2,450,000	61,250	7,635,441	76	18,804,781	188	262,024	(42,400)	618	(1,300)	280,456
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	35,046	-	-	35,046
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(138)	-	(138)
Total comprehensive income											34,908
Cash dividends paid :
Common stock ($0.83 per share)	-	-	-	-	-	-	-	(6,435)	-	-	(6,435)
Class A common stock ($0.92 per share)	-	-	-	-	-	-	-	(17,288)	-	-	(17,288)
Issuance of shares under dividend
reinvestment plan	-	-	32,377	-	12,444	-	790	-	-	-	790
Exercise of stock options	-	-	-	-	1,953	-	17	-	-	-	17
Shares issued under restricted stock plan	-	-	105,800	1	70,300	-	-	-	-	-	1
Restricted stock compensation	-	-	-	-	-	-	2,071	-	-	-	2,071
Repurchases of Class A common stock	-	-	-	-	(21,200)	-	(317)	-	-	-	(317)
Forfeiture of restricted stock	-	-	-	-	(31,500)	-	-	-	-	-	-
Balances – October 31, 2007	2,450,000	61,250	7,773,618	77	18,836,778	188	264,585	(31,077)	480	(1,300)	294,203
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	16,147	-	-	16,147
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(750)	-	(750)
Total comprehensive income											15,397
Cash dividends paid :
Common stock ($0.86 per share)	-	-	-	-	-	-	-	(6,848)	-	-	(6,848)
Class A common stock ($0.95 per share)	-	-	-	-	-	-	-	(17,403)	-	-	(17,403)
Issuance of shares under dividend
reinvestment plan	-	-	43,636	1	14,765	-	907	-	-	-	908
Exercise of stock options	-	-	1,966	-	1,953	-	36	-	-	-	36
Shares issued under restricted stock plan	-	-	170,900	2	59,900	1	(3)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	1,713	-	-	-	1,713
Repurchases of Class A common stock	-	-	-	-	(623,278)	(6)	(9,003)	-	-	-	(9,009)
Forfeiture of restricted stock	-	-	-	-	(82,000)	-	-	-	-	-	-
Repayment of officer note receivable	-	-	-	-	-	-	-	-	-	1,300	1,300
Balances – October 31, 2008	2,450,000	$61,250	7,990,120	$80	18,208,118	$183	$258,235	$(39,181)	$(270)	$ -	$280,297

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (“REIT”), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At October 31, 2008, the Company owned or had interests in 44 properties containing a total of 3.9 million square feet of gross leasable area (“GLA”).

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

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (“Code”).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2008 in accordance with the provisions of the Code.  Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN 48”), that defines a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted FIN 48 as of November 1, 2007.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of the adoption date or as of October 31, 2008.  As such, the adoption of FIN 48 did not have any effect on the Company’s financial condition or results of operations.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of October 31, 2008, the tax years 2004 through and including 2008 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Above and below-market leases acquired are recorded at their fair value.  The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to rental revenue over the remaining term of the respective leases. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease.  Factors considered include estimates of carrying costs during expected lease-up periods, current market conditions, and costs to execute similar leases.  The value of in-place leases are amortized over the remaining term of the respective leases.  If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is recorded in the consolidated statement of income.

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

Property Held for Sale
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 requires, among other things, that the assets and liabilities and the results of operations of the Company’s properties that have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.  If significant to financial statement presentation, the Company classifies properties as held for sale that are under contract for sale and are expected to be sold within the next 12 months.

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $3,001,000 and $2,708,000 as of October 31, 2008 and 2007, respectively.

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

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At October 31, 2008 and 2007, approximately $10,817,000 and $10,078,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts received by the Company from its tenants are recognized as income in the period received.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At October 31, 2008 and 2007, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $2,177,000 and $1,946,000, respectively.  During the years ended October 31, 2008, 2007 and 2006, the Company provided $749,000, $539,000 and $200,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and (losses) on available for sale securities are recorded as other comprehensive income (loss) in stockholders’ equity.  For the year ended October 31, 2006, gains on sales of marketable securities, determined based on specific identification, amounted to $122,000 (none in fiscal 2008 and 2007).

As of October 31, 2008, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At October 31, 2008, the Company has recorded a net unrealized loss on available for sale securities in the amount of $270,000.  The Company deems this loss to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at October 31, 2008 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)	Period securities have been in loss position

REIT Common and Preferred Stocks	$897	$1,167	$(270)	$169	$(439)	Less than 12 months

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities. At October 31, 2008 and 2007, other comprehensive income (loss) consists of net unrealized gains (losses) of $(270,000) and of $480,000, respectively.  Unrealized gains and losses included in other comprehensive income will be reclassified into earnings as gains and losses are realized.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses and other assets, accounts payable, accrued expenses and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2008 and 2007, the estimated aggregate fair value of the mortgage notes receivable was $814,000 and $959,000, respectively.

The estimated fair value of mortgage notes payable was $102,440,000 and $94,780,000 at October 31, 2008 and 2007, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2008	2007	2006
Numerator
Net income applicable to common stockholders – basic	$4,162	$8,800	$3,871
Effect of dilutive securities:
Stock awards and operating partnership units	125	324	220
Net income applicable to common stockholders – diluted	$4,287	$9,124	$4,091
Denominator
Denominator for basic EPS-weighted average common shares	6,990	6,845	6,662
Effect of dilutive securities:
Restricted stock and other awards	361	448	482
Operating partnership units	-	-	55
Denominator for diluted EPS – weighted average common equivalent shares	7,351	7,293	7,199

Numerator
Net income applicable to Class A common stockholders – basic	$11,985	$26,246	$11,819
Effect of dilutive securities:
Stock awards and operating partnership units	(125)	(324)	-
Net income applicable to Class A common stockholders – diluted	$11,860	$25,922	$11,819

Denominator
Denominator for basic EPS – weighted average Class A common shares	18,223	18,419	18,312
Effect of dilutive securities:
Restricted stock and other awards	185	275	306
Operating partnership units	-	-	55
Denominator for diluted EPS – weighted average Class A common
equivalent shares	18,408	18,694	18,673

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity.  The Company is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123R and is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not believe adoption of SFAS No. 157 will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes from similar types of assets and liabilities.  The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” and SFAS No. 157.  The Company is currently evaluating the impact of adopting the statement, which becomes effective for fiscal years beginning after November 15, 2007.

(2) REAL ESTATE INVESTMENTS

The Company’s investments in real estate, net of depreciation, were composed of the following at October 31, 2008 and 2007 (in thousands):

	Core Properties	Non-Core Properties	Mortgage Notes Receivable	2008 Totals	2007 Totals
Retail	$465,690	$-	$1,241	$466,931	$430,482
Office	7,621	-	-	7,621	7,401
Industrial	-	633	-	633	726
	$473,311	$633	$1,241	$475,185	$438,609

The Company’s investments at October 31, 2008 consisted of equity interests in 44 properties, which are located in various regions throughout the United States and one mortgage note receivable.  The Company’s primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties.  Since a significant concentration of the Company’s properties are in the northeast, market changes in this region could have an effect on the Company’s leasing efforts and ultimately its overall results of operations.  The following is a summary of the geographic locations of the Company’s investments at October 31, 2008 and 2007 (in thousands):

	2008	2007
Northeast	$473,311	$436,578
Midwest	633	726
Southwest	1,241	1,305
	$475,185	$438,609

(3) CORE PROPERTIES

The components of core properties were as follows (in thousands):

	2008	2007
Land	$104,032	$94,930
Buildings and improvements	462,857	426,546
	566,889	521,476
Accumulated depreciation	(93,578)	(84,898)
	$473,311	$436,578

Space at the Company’s core properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases totaling $397,310,000 become due as follows: 2009 -$57,955,000; 2010 - $53,968,000; 2011 - $49,946,000; 2012 - $44,045,000; 2013 - $34,960,000 and thereafter – $156,436,000.

Certain of the Company’s leases provide for the payment of additional rent based on a percentage of the tenant’s revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2008.

Owned Properties
In December 2007, the Company acquired a 20,000 square foot retail property located in Waldwick, New Jersey (Waldwick) for $6.3 million including closing costs.  The property is net-leased to a single tenant under a long-term lease arrangement.

In February 2008, the Company acquired two retail properties, containing approximately 5,500 square feet of GLA in Westchester County, New York for a cash purchase price of $2.3 million including closing costs.

In August 2008, the Company acquired a 79,000 square foot shopping center in Litchfield County, Connecticut (Veteran’s Plaza) for a purchase price of $10.4 million, including the assumption of a first mortgage loan.  The Company recorded the assumption of the mortgage loan at its estimated fair value which approximated $3.7 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2008 consolidated cash flow statement.

In May 2008, the Company paid a $750,000 deposit on a contract to purchase an equity interest in a joint venture which owns a 237,000 square foot shopping center in Westchester County, New York.  In November 2008, the Company negotiated a termination of the contract and forfeited $150,000 of the contract deposit.  The $150,000 plus capitalized acquisition costs in the amount of $66,000 have been expensed in the fiscal 2008 consolidated statement of income.

In October 2008, the Company paid a $500,000 deposit on a contract to purchase an office building in Greenwich, Connecticut.  In November of 2008 the Company terminated the contract during the due diligence period and received its contract deposit back in December of 2008.

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

In May 2007, the Company acquired, by contribution, a 20% economic interest in a general partnership which owns a retail/office property in Westchester County, New York.  Simultaneously, the Company contributed one of its wholly-owned retail properties into a newly formed limited liability company (“LLC”).  As a result of the contributions, the Company owns approximately 76% of the LLC, the accounts of which are included in the accompanying consolidated financial statements at October 31, 2008.  The Company has recorded the non- controlling member’s share of the net assets of the LLC of $546,000 in Minority Interests, in the accompanying October 31, 2008 consolidated balance sheet.  The amount recorded for minority interest represents a non-cash investing activity and is therefore not included in the accompanying 2007 consolidated statement of cash flows.  The Company has among other things, guaranteed a preferential return to the other member of the LLC of $38,000 per annum.

In March 2006, the Company acquired three retail properties totaling 50,000 square feet of GLA located in Pelham, New York and Queens, New York (“Pelham Properties”).  The three properties were acquired for an aggregate purchase price of $16.6 million.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with SFAS No. 141.  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.” The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.   The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.  The above-market and below-market lease intangibles are amortized to rental income over the remaining non-cancelable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to the lease would be immediately recognized in operations.

During fiscal 2008, the Company completed its evaluation of the acquired leases at Waldwick and Ferry Plaza.  As a result of its evaluations, the Company has allocated a total of $94,000 to an asset associated with the net fair value assigned to the acquired leases at the properties, which amount represents a non-cash investing activity and is therefore not included in the accompanying 2008 consolidated statement of cash flows.  The Company is currently in the process of analyzing the fair value of in-place leases for Veteran’s Plaza.  Consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the years ended October 31, 2008, 2007 and 2006, the net amortization of above-market and below-market leases amounted to $50,000, $241,000 and $211,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2008, the Company incurred costs of approximately $8.7 million related to capital improvements to its properties and leasing costs.

Consolidated Joint Ventures
In April 2008, the Company through a subsidiary, which is the sole general partner, acquired a 60% interest in UB Ironbound, LP, (“Ironbound”), a newly formed limited partnership that acquired by contribution a 101,000 square foot shopping center in Newark, New Jersey (Ferry Plaza), valued at $26.3 million, including transaction costs of approximately $297,000 and the assumption of an existing first mortgage loan on the property at its estimated fair value of $11.9 million at a fixed interest rate of 6.15%.  The Company’s net investment in Ironbound amounted to $8.6 million.  The partnership agreement provides for the partners to receive an annual cash preference from available cash of the partnership. Any unpaid preferences accumulate and are paid from future available cash, if any.  The general partner’s cash preferences are paid after the limited partner's preferences are satisfied.  The balance of available cash, if any, is distributed in accordance with the respective partners' interests. Upon liquidation, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partners' interests.  The limited partner is not obligated to make any additional capital contributions to the partnership.  Ironbound has a defined termination date of December 31, 2099.  The Company has retained an affiliate of the limited partner to provide management and leasing services for the property through October 2016 for an annual fee equal to two percent of rental income collected.

The assumption of the $11.9 million first mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2008 consolidated statement of cash flows.  The limited partner interests in Ironbound are reflected in the accompanying consolidated 2008 balance sheet as Minority Interests in the amount of $5.6 million, which approximates the fair market value of the limited partner interest in Ironbound at October 31, 2008.

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

In August 2007, the Company purchased all of the limited partner interests in another consolidated partnership, in which the Company was the sole general partner for $2.8 million.  As a result of the purchase, the partnership was terminated and the property is now directly owned by the Company.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The FASB deferred the classification and measurement provisions of SFAS No. 150 that apply to certain mandatory redeemable non-controlling interests.  This deferral is expected to remain in effect while these provisions are further evaluated by the FASB.  The Company has two finite life joint ventures, which contain mandatory redeemable non-controlling interests. At October 31, 2008, the estimated fair value of the minority interests was approximately $10 million.  The joint ventures have termination dates of December 31, 2097 and December 31, 2099.

(4) NON-CORE PROPERTIES

At October 31, 2008, the non-core properties consist of two industrial properties located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company’s objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

	2008	2007
Land	$450	$450
Buildings and improvements	934	933
	1,384	1,383
Accumulated depreciation	(751)	(657)
	$633	$726

Minimum rental payments on non-cancelable operating leases of the non-core properties totaling $5,573,000 become due as follows:
2009 - $1,840,000; 2010 - $1,840,000; 2011 - $1,266,000; 2012 - $627,000.

(5)  DISCONTINUED OPERATIONS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144.  SFAS No. 144 requires, among other things, that the results of operations of properties sold or that otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.

In fiscal 2007, the Company sold a non-core retail property, in Tempe, Arizona, for a sale price of $13.2 million, resulting in a gain on sale of the property of approximately $11.4 million.

The operating results for the sold property have been classified as discontinued operations in the accompanying fiscal 2007 and 2006 consolidated financial statements.  Revenues from discontinued operations were approximately $320,000 and $747,000 for the years ended October 31, 2007 and 2006, respectively.

(6) MORTGAGE NOTES RECEIVABLE

At October 31, 2008, mortgage notes receivable consisted of one fixed rate mortgage with a contractual interest rate of 9%.  The mortgage note matures in 2013 and is secured by a retail property.  Interest is recognized on the effective yield method.  The mortgage note is recorded at a discounted amount which reflects the market interest rate at the time of acceptance of the note.  At October 31, 2008, the remaining unamortized discount was $115,000.

At October 31, 2008, principal payments on the mortgage note receivable become due as follows: 2009 - $98,000; 2010 - $108,000; 2011 – $118,000; 2012 - $129,000; and thereafter - $903,000.

(7)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

At October 31, 2008, mortgage notes payable are due in installments over various periods to fiscal 2019 at effective rates of interest ranging from 5.09% to 7.78% and are collateralized by real estate investments having a net carrying value of $199,087,000.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Total
2009	$1,780	$15,402	$17,182
2010	1,452	5,155	6,607
2011	1,474	11,817	13,291
2012	1,364	3,790	5,154
2013	1,259	3,190	4,449
Thereafter	6,027	52,244	58,271
	$13,356	$91,598	$104,954

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one-year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.

In April 2008, borrowings under the Facility were used to refinance an existing mortgage note payable, which was secured by the Company’s Staples property in the amount of $7.9 million.  In conjunction with that transaction, the mortgage was assigned to the lender of the Facility and as a result $7.9 million of the outstanding balance of $13.0 million on the Facility is shown as a mortgage note payable on the accompanying October 31, 2008 consolidated balance sheet.  Interest on outstanding borrowings under the Facility is currently accruing at approximately 1.35%  per annum.

The Company also has a Secured Revolving Credit Facility with The Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at The Bank of New York Mellon’s prime lending rate plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  At October 31, 2008, there were no outstanding borrowings under the Secured Credit Facility.

Interest paid in the years ended October 31, 2008, 2007, and 2006 was approximately $7.0 million, $7.8 million and $8.5 million, respectively.

(8) REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At October 31, 2008, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 9) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of October 31, 2008 and 2007 (amounts in thousands, except share data):

	October 31, 2008	October 31, 2007
8.99% Series B Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding -0- and 150,000 shares	$-	$14,341
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	38,406	38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 and -0- shares	57,797	-
Total Redeemable Preferred Stock	$96,203	$52,747

On March 13, 2008, the Company sold 2,400,000 shares of a new issue of 8.50% Series E Senior Cumulative Preferred Stock (“Series E Preferred Stock”) for net proceeds of $57.8 million.  The Series E Preferred Stock entitles the holders thereof to cumulative cash dividends payable quarterly in arrears at the rate of 8.5% per annum on the $25 per share liquidation preference.

In conjunction with the sale of the Series E Preferred Stock, on March 14, 2008 the Company redeemed all 150,000 shares outstanding of its Series B Preferred Stock for the redemption price in the amount of $15.0 million.  As a result of the redemption, the $660,000 excess of the redemption price of the preferred shares paid over the carrying amount of the shares is included in the accompanying consolidated statement of income for year ended October 31, 2008 as a reduction of income available to Common and Class A Common shareholders.

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at October 31, 2008.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holder’s shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(9) STOCKHOLDERS’ EQUITY

The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company.  The Series D Preferred Stock is redeemable at the Company’s option on or after April 12, 2010 at a price of $25 per share plus accrued and unpaid dividends.  Underwriting commissions and costs incurred in connection with the sale of the Series D Preferred Stock are reflected as a reduction of additional paid in capital.

The Class A Common Stock entitles the holder to 1/20 of one vote per share.  The Common Stock entitles the holder to one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

The Company has a Dividend Reinvestment and Share Purchase Plan as amended (the “DRIP”), that  permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2008, the Company issued 43,636 shares of Common Stock and 14,765 shares of Class A Common Stock (32,377 shares of Common Stock and 12,444 shares of Class A Common Stock in fiscal 2007) through the DRIP.  As of October 31, 2008, there remained 133,692 shares of common stock and 466,820 shares of Class A common stock available for issuance under the DRIP.

The Company has a stockholder rights agreement that expires on November 11, 2018.  The rights are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% (“Acquiring Person”) or more of the combined voting power of the Company’s Common Shares, or announces an offer, the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to two times the exercise price of the right.

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

The Company’s articles of incorporation provide that if any person acquires more than 7.5% of the aggregate value of all outstanding stock, except, among other reasons, as approved by the Board of Directors, such shares in excess of this limit automatically shall be exchanged for an equal number of shares of Excess Stock.  Excess Stock has limited rights, may not be voted and is not entitled to any dividends.  In March 2008, the Board of Directors of the Company granted an irrevocable waiver to the 7.5% limit to the purchaser and any subsequent owners of the Series E Preferred Stock.

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common stock in the aggregate.  In addition, the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open-market transactions.  During fiscal 2008 and 2007, the Company repurchased 623,278 shares of Class A Common Stock at an aggregate price of $9.0 million and 21,200 shares of Class A Common Shares at an aggregate repurchase price of $317,000, respectively.  As of October 31, 2008, the Company had repurchased 3,600 shares of Common Stock and 685,878 shares of Class A Common Stock under the repurchase program.  The Company has yet to repurchase any Preferred Stock under the Program.

(10) STOCK COMPENSATION AND OTHER BENEFIT PLANS

Restricted Stock Plan
In March 2008, the stockholders of the Company approved an amendment to the restricted stock plan for key employees and directors of the Company.  The restricted stock plan (“Plan”) provides for the grant of up to 2,350,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,650,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

Had compensation expense for nonvested restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company’s income from continuing operations in the three-year period ended October 31, 2008 would have been as follows (amounts in thousands, except per share):

	Year Ended October 31,
	2008	2007	2006
Income from continuing operations, as reported	$16,147	$23,409	$15,202

Adjustment to compensation expense had SFAS No. 123R been adopted prior to November 1, 2005	295	428	551
Pro forma income from continuing operations	$16,442	$23,837	$15,753

Pro forma earnings per share from continuing operations:
Basic:
Common share	$.61	$.87	$.58
Class A Common share	$.67	$.97	$.65
Diluted:
Common share	$.59	$.85	$.57
Class A Common share	$.66	$.94	$.64

In January 2008, the Company awarded 170,900 shares of Common Stock and 59,900 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants was $3.4 million. As of October 31, 2008, there remained a total of $11.1 million of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the Plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 5.8 years.  For the years ended October 31, 2008, 2007 and 2006, amounts charged to compensation expense totaled $1,713,000, $2,071,000 and $2,007,000, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of October 31, 2008, and changes during the year ended October 31, 2008 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at November 1, 2007	897,400	$14.16	423,350	$13.90
Granted	170,900	$14.77	59,900	$15.20
Vested	(106,550)	$11.73	(80,050)	$11.03
Forfeited	-	$-	(82,000)	$16.40
Nonvested at October 31, 2008	961,750	$14.54	321,200	$14.21

Stock Option Plan
Prior to December 2007, the Company had a stock option plan whereby shares of Common Stock and Class A Common Stock were reserved for issuance to key employees and Directors of the Company.  In December 2007, the Board of Directors approved the termination of the stock option plan.  There were no grants of stock options in each of the three years ended October 31, 2008.  At October 31, 2008, there were outstanding stock options to purchase 2,000 shares of Common Stock and 2,000 shares of Class A Common Stock.

In connection with the exercise in a prior year of stock options granted to an officer under the Company’s stock option plan (terminated in 2007), the officer executed a full recourse promissory note equal to the purchase price of the shares. The note receivable in the amount of $1,300,000 was repaid in full in December 2007.

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code.  Under the 401K Plan, the Company made contributions on behalf of eligible employees.  For the years ended October 31, 2008, 2007 and 2006, the Company made contributions to the 401K Plan of $140,000, $140,000 and $149,000, respectively.  The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company’s 401K Plan and a portion of the employee’s current compensation.

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

At October 31, 2008, the Company had commitments of approximately $1,186,000 for tenant-related obligations.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2008 and 2007 are as follows (in thousands, except per share data):

	Year Ended October 31, 2008				Year Ended October 31, 2007
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues (1)	$19,431	$20,564	$20,235	$20,626	$19,310	$25,163	$19,138	$18,269

Income from Continuing Operations	$6,828	$7,610	$7,592	$6,495	$7,149	$12,624	$6,519	$6,459

Net Income	$6,828	$7,610	$7,592	$6,495	$7,149	$24,168	$6,519	$6,552

Preferred Stock Dividends	(2,336)	(2,835)	(3,274)	(3,273)	(2,336)	(2,335)	(2,336)	(2,335)

Redemption of Preferred Stock	-	(660)	-	-	-	-	-	-

Net Income Applicable to Common and Class A Common Stockholders (2)	$4,492	$4,115	$4,318	$3,222	$4,813	$21,833	$4,183	$4,217

Per Share Data:
Net Income from Continuing Operations- Basic:
Class A Common Stock	$.18	$.17	$.18	$.13	$.20	$.42	$.17	$.16
Common Stock	$.16	$.15	$.16	$.12	$.18	$.38	$.15	$.15

Net Income from Continuing Operations- Diluted:
Class A Common Stock	$.18	$.16	$.17	$.13	$.19	$.41	$.17	$.16
Common Stock	$.16	$.15	$.16	$.12	$.17	$.37	$.15	$.14

(1)	Includes settlement of lease guarantee obligation of $6 million in quarter ended April 30, 2007.
(2)	Includes gains on sales of properties of $11.4 million in quarter ended April 30, 2007.

(13)  SUBSEQUENT EVENTS

On December 10, 2008, the Board of Directors of the Company declared cash dividends of $0.2175 for each share of Common Stock and $0.24 for each share of Class A Common Stock.  The dividends are payable on January 20, 2009 to stockholders of record on January 6, 2009. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing the awards of 170,900 shares of Common Stock and 63,200 shares of Class A Common Stock to certain key officers and directors of the Company effective January 2, 2009 pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $3.4 million will be charged to expense over the respective vesting periods.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 9, 2009 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
January 9, 2009	Certified Public Accountants
A Professional Corporation

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2008
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period					Life on which depreciation for building and
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired	improvements in latest income statement is computed (Note (c))
Real Estate Subject to Operating Leases (Note (a) (e)):
Office Buildings:
Greenwich, CT	-	$708	$1,641	$-	$93	$708	$1,734	$2,442	$326	2001	31.5
Greenwich, CT	-	488	1,139	-	67	488	1,206	1,694	240	2000	31.5
Greenwich, CT	-	570	2,359	-	455	570	2,814	3,384	676	1998	31.5
Greenwich, CT	-	199	795	-	300	199	1,095	1,294	291	1993	31.5
Greenwich, CT	-	111	444	-	-	111	444	555	216	1994	31.5
	-	2,076	6,378	-	915	2,076	7,293	9,369	1,749
Retail Properties:
New Milford, CT	3,719	2,114	8,456	-	-	2,114	8,456	10,570	36	2008	39.0
Newark, NJ	11,813	5,252	21,023	-	-	5,252	21,023	26,275	270	2008	39.0
Briarcliff, NY	-	279	1,117	-	-	279	1,117	1,396	19	2008	39.0
Eastchester, NY	-	185	740	-	-	185	740	925	12	2008	39.0
Waldwick, NJ	-	1,266	5,064	-	-	1,266	5,064	6,330	119	2007	39.0
Emerson NJ	-	3,633	14,531	-	52	3,633	14,583	18,216	560	2007	39.0
Monroe, CT	-	765	3,060	-	-	765	3,060	3,825	144	2007	39.0
Queens,NY	-	951	3,802	-	6	951	3,808	4,759	251	2006	39.0
Queens,NY	-	826	3,304	-	-	826	3,304	4,130	216	2006	39.0
Pelham,NY	-	1,694	6,843	-	-	1,694	6,843	8,537	458	2006	39.0
Stratford, CT	-	10,173	40,794	7	7,666	10,180	48,460	58,640	4,363	2005	39.0
Yorktown Heights, NY	7,865	5,786	23,221	-	174	5,786	23,395	29,181	2,003	2005	39.0
Rye, NY	319	909	3,637	-	108	909	3,745	4,654	419	2004	39.0
Rye, NY	1,759	483	1,930	-	6	483	1,936	2,419	223	2004	39.0
Rye, NY	799	239	958	-	7	239	965	1,204	110	2004	39.0
Rye, NY	1,486	695	2,782	-	-	695	2,782	3,477	320	2004	39.0
Somers, NY	-	4,318	17,268	-	486	4,318	17,754	22,072	2,538	2003	39.0
Westport, CT	-	2,076	8,305	-	188	2,076	8,493	10,569	1,273	2003	39.0
White Plains, NY	-	8,065	32,258	-	6,333	8,065	38,591	46,656	5,572	2003	39.0
Orange, CT	-	2,320	10,564	-	1,168	2,320	11,732	14,052	1,727	2003	39.0
Stamford, CT	51,760	17,965	71,859	-	5,678	17,965	77,537	95,502	12,743	2002	39.0
Danbury, CT	-	2,459	4,566	-	491	2,459	5,057	7,516	946	2002	39.0
Briarcliff, NY	3,495	2,222	5,185	-	33	2,222	5,218	7,440	973	2001	40.0
Somers, NY	5,395	1,833	7,383	-	376	1,833	7,759	9,592	2,191	1999	31.5
Briarcliff, NY	-	380	1,531	-	2,357	380	3,888	4,268	2,007	1999	40.0
Briarcliff, NY	-	2,300	9,708	15	3,487	2,315	13,195	15,510	3,295	1998	40.0
Ridgefield, CT	-	900	3,793	-	299	900	4,092	4,992	1,232	1998	40.0
Darien, CT	12,201	4,260	17,192	-	633	4,260	17,825	22,085	4,668	1998	40.0
Eastchester, NY	-	1,500	6,128	-	1,419	1,500	7,547	9,047	1,846	1997	31.0
Danbury, CT *	-	3,850	15,811	-	4,423	3,850	20,234	24,084	7,363	1995	31.5
Carmel, NY	4,343	1,488	5,973	-	1,887	1,488	7,860	9,348	2,860	1995	31.5
Meriden, CT	-	5,000	20,309	-	6,304	5,000	26,613	31,613	13,589	1993	31.5
Somers, NY	-	821	2,600	-	-	821	2,600	3,421	1,083	1992	31.5
Wayne, NJ *	-	2,492	9,966	-	361	2,492	10,327	12,819	4,110	1992	31.0
Newington, NH	-	728	1,997	-	3,200	728	5,197	5,925	3,793	1979	40.0
Springfield, MA	-	1,372	3,656	337	11,106	1,709	14,762	16,471	8,496	1970	40.0
	104,954	101,599	397,314	359	58,248	101,958	455,562	557,520	91,828
Industrial Distribution Centers
Dallas, TX	-	217	-	-	-	217	-	217	-	1970	40.0
St. Louis, MO	-	233	933	-	-	233	933	1,166	751	1970	40.0
	-	450	933	-	-	450	933	1,383	751

Total	$104,954	$104,125	$404,625	$359	$59,163	$104,484	$463,788	$568,272	$94,328

* Properties secure a $30 million secured revolving credit line. At October 31, 2008 there were no outstanding borrowings.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2008
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31
NOTES:	2008	2007	2006

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$522,859	$495,543	$474,827
Property improvements during the year	5,015	12,219	3,915
Properties acquired during the year	45,423	21,314	17,398
Properties sold during the year	---	(4,156)	---
Property assets fully written off	(5,025)	(2,061)	(597)
Balance at end of year	$568,272	$522,859	$495,543

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$85,555	$77,258	$65,253
Provision during the year charged to income	13,798	12,838	12,602
Property sold during the year	---	(2,480)	---
Property assets fully written off	(5,025)	(2,061)	(597)
Balance at end of year	$94,328	$85,555	$77,258

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $457 million at October 31, 2008.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2008
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)
COL. A	COL. B		COL. C	COL. D	COL. E	COL. F

	Interest Rate
Description	Coupon	Effective	Final Maturity Date	Periodic Payment Terms	Remaining Face Amount of Mortgages (Note (b)) (In Thousands)	Carrying Amount of Mortgage (Note (a)) (In Thousands)
FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
Riverside, CA	9%	12%	15-Jan-13	Payable in quarterly installments of Principal and Interest of $54	1,356	1,241

TOTAL MORTGAGE LOANS ON REAL ESTATE					$1,356	$1,241

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2008
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)

NOTES TO SCHEDULE IV	Year Ended October 31

(a) Reconciliation of Mortgage Loans on Real Estate
	2008	2007	2006

Balance at beginning of period:	$1,305	$1,361	$2,024

Deductions during the current period:
Collections of principal and amortization of discounts	(64)	(56)	(663)

Balance at end of period:	$1,241	$1,305	$1,361

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 2008 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.

Item 16.  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 12, 2009	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director (Principal Executive Officer)	January 12, 2009

/s/ Willing L. Biddle Willing L. Biddle President and Director	January 12, 2009

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 12, 2009

/s/ E. Virgil Conway E. Virgil Conway Director	January 12, 2009

/s/ Robert R. Douglass Robert R. Douglass Director	January 12, 2009

/s/ Peter Herrick Peter Herrick Director	January 12, 2009

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 12, 2009

/s/ Robert J. Mueller Robert J. Mueller Director	January 12, 2009

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 12, 2009

/s/ George J. Vojta George J. Vojta Director	January 12, 2009

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 12, 2009

Exhibit Index

Exhibit
(3).	Articles of Incorporation and Bylaws

	3.1	(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Company’s Statement on Form S-4/A filed January 23, 1997 (SEC File No. 333-19113)).

(b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 3, 1998 (SEC File No. 001-12803)).

(c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 8, 1998 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed on August 8, 2003 (SEC File No. 333-107803)).

(e) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

(f)  Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 12, 2007 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 18, 2007 (SEC File No. 001-12803).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(h) hereto.

	4.2	Series B Preferred Shares: See Exhibits 3.1 (a)-(h) hereto.

	4.3	Series C Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.7 hereto.

	4.4	Series D Preferred Shares: See Exhibits 3.1 (a)-(h).

	4.5	Series E Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.18 hereto.

	4.6	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(h) and 10.20 hereto.
(10)	Material Contracts.

10.1
Form of Indemnification Agreement entered into between the Company and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)). [1]

10.2
Form of Supplemental Agreement with Stock Option Plan Participants (non-statutory options) (incorporated by reference to Exhibit 10.6.2 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

	10.3	Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3 (SEC File No. 333-64381).

	10.4	Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

10.5
Purchase and Sale Agreement, dated September 9, 1998, by and between Goodwives Center Limited Partnership, as seller, and UB Darien, Inc., a wholly owned subsidiary of the Company, as purchaser (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated September 23, 1998 (SEC File No. 001-12803)).

10.6
Amended and Restated Stock Option Plan adopted June 28, 2000 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2000 (SEC File No. 001-12803)). [1]

10.7
Registration Rights Agreement dated as of May 29, 2003 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (SEC File No. 333-107803)).

10.8
Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 10, 2004 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). [1]

10.8.1
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-EmployeeDirectors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006) [1]

10.9
Purchase and Sale Agreement between UB Railside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

10.10
Purchase and Sale Agreement between UB Dockside, LLC and The Dock, Incorporated (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A dated March 11, 2005 (SEC File No. 001-12803)).

10.11
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle, James R. Moore, Raymond P. Argila and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 26, 2007).¹

10.12
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employees) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.13
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.14
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.15
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors – Alternative Version) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.16
Unsecured Credit Agreement dated February 11, 2008 among the Company, lenders thereto (The Bank of New York and Wells Fargo Bank, N.A.) and The Bank of New York as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated March 7, 2008 (SEC File No. 001-12803)).

10.17
Investment Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.18
Registration Rights Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.19
Consulting Agreement dated April 11, 2008 between the Company and James R. Moore (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)). ¹

10.20
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.21
Severance Agreement dated June 5, 2008 between the Company and Raymond P. Argila (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 5, 2008 (SEC File No. 001-12803)). ¹

	10.22	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008. ¹

10.23
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.24
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

[1] Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)	List of Company's subsidiaries

(23)	Consent of PKF, Certified Public Accountants, A Professional Corporation

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.