Form 10-Q
period 2009-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2009-03-10
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

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

As of March 6, 2009, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:
8,176,847 Common Shares, par value $.01 per share and 18,250,108 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2009 (Unaudited) and October 31, 2008.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2009 and 2008.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2009 and 2008.

Consolidated Statements of Stockholders' Equity (Unaudited) – Three months ended January 31, 2009.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Jan 31,	Oct 31,
ASSETS	2009	2008
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$564,423	$566,889
Non-core properties – at cost	1,383	1,383
	565,806	568,272
Less: Accumulated depreciation	(96,248)	(94,328)
	469,558	473,944
Mortgage note receivable	1,225	1,241
	470,783	475,185

Cash and cash equivalents	1,100	1,664
Restricted cash	368	519
Marketable securities	727	897
Tenant receivables	19,345	17,782
Prepaid expenses and other assets	8,204	5,603
Deferred charges, net of accumulated amortization	4,166	4,467
Total Assets	$504,693	$506,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unsecured revolving credit line	$5,100	$5,100
Mortgage notes payable	104,478	104,954
Accounts payable and accrued expenses	3,116	606
Deferred compensation – officers	317	1,074
Other liabilities	7,917	8,513
Total Liabilities	120,928	120,247

Minority interests	9,370	9,370

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
8,176,847 and 7,990,120 shares issued and outstanding	82	80
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,249,108 and 18,208,118 shares issued and outstanding	182	183
Additional paid in capital	258,847	258,235
Cumulative distributions in excess of net income	(41,728)	(39,181)
Accumulated other comprehensive income (loss)	(441)	(270)
Total Stockholders’ Equity	278,192	280,297
Total Liabilities and Stockholders’ Equity	$504,693	$506,117

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
	Three Months Ended January 31,
	2009	2008
Revenues
Base rents	$15,543	$14,742
Recoveries from tenants	5,489	4,465
Lease termination income	-	58
Mortgage interest and other	338	166
Total Revenues	21,370	19,431

Operating Expenses
Property operating	3,421	3,063
Property taxes	3,389	2,825
Depreciation and amortization	4,355	3,493
General and administrative	1,618	1,484
Directors' fees and expenses	88	75
Total Operating Expenses	12,871	10,940

Operating Income	8,499	8,491
Non-Operating Income (Expense):
Interest expense	(1,542)	(1,749)
Interest, dividends and other investment income	37	95
Minority interests	(115)	(9)

Net Income	6,879	6,828
Preferred stock dividends	(3,273)	(2,336)

Net Income Applicable to Common and Class A Common Stockholders	$3,606	$4,492

Basic Earnings Per Share:
Common	$.13	$.16
Class A Common	$.15	$.18

Diluted Earnings Per Share:
Common	$.13	$.16
Class A Common	$.15	$.18

Dividends Per Share:
Common	$.2175	$.2150
Class A Common	$.2400	$.2375
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$6,879	$6,828
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,355	3,493
Straight-line rent adjustment	(69)	(29)
Restricted stock compensation expense and other adjustments	718	521
Deferred compensation arrangement	(757)	(128)
Minority interests	115	9
Changes in operating assets and liabilities:
Restricted cash	151	(170)
Tenant receivables	(1,495)	(271)
Accounts payable and accrued expenses	2,511	(343)
Other assets and other liabilities, net	(4,314)	(3,302)

Net Cash Flow Provided by Operating Activities	8,094	6,608

Cash Flows from Investing Activities:
Acquisition of real estate investments	-	(5,929)
Proceeds from sale of property	925	-
Deposits on acquisition of real estate investments	1,100	(228)
Improvements to properties and deferred charges	(578)	(1,652)
Distributions to limited partner of joint venture	(115)	(9)
Payments received on mortgage notes receivable	17	15

Net Cash Flow Provided by (Used in) Investing Activities	1,349	(7,803)

Cash Flows from Financing Activities:
Proceeds from revolving credit line borrowings	-	11,000
Dividends paid -- Common and Class A Common Stock	(6,153)	(6,178)
Dividends paid -- Preferred Stock	(3,273)	(2,336)
Principal repayments on mortgage notes payable	(476)	(485)
Sales of additional shares of Common and Class A Common Stock	250	214
Repurchase of shares of Class A Common Stock	(355)	(2,475)
Repayment of officer note receivable	-	1,300

Net Cash Flow Provided by (Used in) Financing Activities	(10,007)	1,040

Net Decrease In Cash and Cash Equivalents	(564)	(155)
Cash and Cash Equivalents at Beginning of Period	1,664	4,218

Cash and Cash Equivalents at End of Period	$1,100	$4,063

Supplemental Cash Flow Disclosures:
Interest Paid	$1,542	$1,677

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D						Additional	Cumulative Distributions	Accumulated Other	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	In Excess of	Comprehensive	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income (loss)	Equity
Balances – October 31, 2008	2,450,000	$61,250	7,990,120	$80	18,208,118	$183	$258,235	$(39,181)	$(270)	$280,297
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	3,606	-	3,606
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	(171)	(171)
Total comprehensive income	-	-	-	-	-	-	-	-	-	3,435
Cash dividends paid :
Common stock ($.2175 per share)	-	-	-	-	-	-	-	(1,775)	-	(1,775)
Class A common stock ($.2400 per share)	-	-	-	-	-	-	-	(4,378)	-	(4,378)
Issuance of shares under dividend reinvestment plan	-	-	15,827	-	3,690	-	250	-	-	250
Shares issued under restricted stock plan	-	-	170,900	2	63,200	-	(2)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	718	-	-	718
Repurchases of Class A common stock	-	-	-	-	(25,900)	(1)	(354)	-	-	(355)
Balances – January 31, 2009	2,450,000	$61,250	8,176,847	$82	18,249,108	$182	$258,847	$(41,728)	$(441)	$278,192
The accompanying notes to consolidated financial statements are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (“REIT”), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2009, the Company owned or had interests in 43 properties containing a total of 3.9 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2008.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectibility of tenant and mortgage notes receivables.  Actual results could differ from these estimates.  The balance sheet at October 31, 2008 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (“Code”).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2009 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN No. 48”), that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2009.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of January 31, 2009, the tax years 2005 through and including 2008 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity.   There were no sales of marketable securities during the three month periods ended January 31, 2009 and 2008.

As of January 31, 2009, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At January 31, 2009, the Company has recorded a net unrealized loss on available for sale securities in the amount of $441,000.  For each of the securities in the Company’s portfolio with unrealized losses, the Company reviews the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline and management’s estimate of fair value of the security.  In the Company’s evaluation, the Company considers its ability and intent to hold these investments for a reasonable period of time sufficient for the Company to recover its cost basis.  The Company deems these unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at January 31, 2009 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$727	$1,168	$(441)	$66	$(507)

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At January 31, 2009, other comprehensive income (loss) consisted of net unrealized gain (losses) on marketable securities of approximately ($441,000).  Unrealized gains and losses included in other comprehensive income will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2009	2008
Numerator
Net income applicable to common stockholders – basic	$948	$1,146
Effect of dilutive securities:
Stock awards	20	24
Net income applicable to common stockholders – diluted	$968	$1,170

Denominator
Denominator for basic EPS weighted average common shares	7,045	6,972
Effect of dilutive securities:
Restricted stock and other awards	234	255
Denominator for diluted EPS – weighted average common equivalent shares	7,279	7,227

Numerator
Net income applicable to Class A common stockholders-basic	$2,658	$3,346
Effect of dilutive securities:
Stock awards	(20)	(24)
Net income applicable to Class A common stockholders – diluted	$2,638	$3,322

Denominator
Denominator for basic EPS – weighted average Class A common shares	17,911	18,431
Effect of dilutive securities:
Restricted stock and other awards	84	154
Denominator for diluted EPS – weighted average Class A common equivalent shares	17,995	18,585

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

Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 effective November 1, 2008, and did not elect the fair value option for any existing eligible items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective November 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements.  See Note 6 for additional discussion of fair value measurement.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141 “Business Combinations.”  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity.  The Company is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

(2)  CORE PROPERTIES

In January 2009, the Company sold a 3,400 square foot vacant retail property located in Eastchester, New York for a sales price of approximately $925,000. This property was acquired by the Company in fiscal 2008 and there was no significant gain or loss recorded on the sale.  The property had no operating activity and the Company will not report any discontinued operations as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with SFAS No. 141, “Business Combinations”.  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant”.  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

In August 2008, the Company acquired a 79,000 square foot shopping center in Litchfield County, Connecticut (Veteran’s Plaza) for a purchase price of $10.4 million.  The Company is currently in the process of analyzing the fair value of in-place leases for the Veteran’s Plaza property.  Consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the three months ended January 31, 2009 and 2008 the net amortization of above-market and below-market leases was approximately $27,000 and $54,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

The Company is the general partner in two consolidated limited partnerships which own shopping centers.  The limited partnerships have defined termination dates of December 31, 2097 and December 31, 2099, respectively.  The partners are entitled to receive an annual cash preference payable from available cash of the partnerships.  Any unpaid preferences accumulate and are paid from future cash, if any.  The balance of available cash, if any, is distributed in accordance with the respective partner’s interests.  Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The partners are not obligated to make any additional capital contributions to the partnership.  The Company retains an affiliate of one of the limited partners in one of the partnerships to provide management and leasing services to the property at an annual fee equal to two percent of rental income collected, as defined.  The limited partner interests in both partnerships are reflected in the accompanying consolidated financial statements as Minority Interests.

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

In April 2008, borrowings under the Facility were used to refinance an existing mortgage note payable, which was secured by the Company’s Staples property in the amount of $7.9 million.  In conjunction with that transaction, the mortgage was assigned to the lender of the Facility and as a result the $7.9 million outstanding balance on the Facility is shown as a mortgage note payable on the accompanying January 31, 2009 consolidated balance sheet.  Interest on outstanding borrowings under the Facility is currently accruing at approximately 1.35% per annum.

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

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At January 31, 2009, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 5) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of January 31, 2009 and October 31, 2008 (amounts in thousands, except share data):

	January 31, 2009	October 31, 2008
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at January 31, 2009.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(5)  STOCKHOLDERS’ EQUITY

Restricted Stock Plan
The Company has a restricted stock plan for key employees and directors of the Company.  The restricted stock plan (“Plan”) provides for the grant of up to 2,350,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,650,000 shares which, at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of SFAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have decreased in the three months ended January 31, 2009 and 2008 by approximately $63,000 and $106,000, respectively.

In January 2009, the Company awarded 170,900 shares of Common Stock and 63,200 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2009 was approximately $3.4 million.

A summary of the status of the Company’s non vested Common and Class A Common shares as of January 31, 2009, and changes during the three months ended January 31, 2009 are presented below:

	Common Shares		Class A Common Shares
Non vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2008	961,750	$14.54	321,200	$14.21
Granted	170,900	$14.23	63,200	$15.50
Vested	(37,200)	$7.91	(44,700)	$9.11
Forfeited	-	-	-	-
Non-vested at January 31, 2009	1,095,450	$14.72	339,700	$15.13

As of January 31, 2009, there was $13.9 million of unamortized restricted stock compensation related to nonvested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.94 years.  For the three months ended January 31, 2009 and 2008 amounts charged to compensation expense totaled $596,000 and $521,000, respectively.

Share Repurchase Program
In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common stock in the aggregate.  In addition, the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open-market transactions.  As of January 31, 2009, the Company had repurchased 3,600 shares of Common Stock and 711,778 shares of Class A Common Stock under the Program, (including 25,900 shares of Class A Common Stock that were repurchased at an average price of $13.65 during the three month period ended January 31, 2009).

Preferred Stock
The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company and is redeemable at the Company’s option on or after April 12, 2010 at a price of $25.00 per share plus accrued and unpaid dividends.

(6) FAIR VALUE MEASUREMENTS

On November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements for financial assets and liabilities recognized at fair value on a recurring basis. The Company measures certain financial assets at fair value on a recurring basis, including marketable equity and debt securities classified as available for sale securities. The fair value of these financial assets was determined using the following inputs at January 31, 2009:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for Sale Securities	$727,000	$727,000	$-	$-

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

At January 31, 2009, the Company had commitments of approximately $533,000 for tenant related obligations.

(8)  SUBSEQUENT EVENTS

On March 5, 2009, the Board of Directors of the Company declared cash dividends of $.2175 for each share of Common Stock and $.24 for each share of Class A Common Stock.  The dividends are payable on April 17, 2009.

In March 2009, the Company borrowed approximately $12.0 million on its unsecured revolving credit facility.  The proceeds from the borrowing were used to repay an existing first mortgage payable secured by one of the Company’s properties in the amount of $12.1 million.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2009, the Company owned or had interests in 43 properties containing a total of 3.9 million square feet of GLA of which approximately 92% was leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in the remainder of fiscal 2009, expects that it will continue to experience increased vacancy rates at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 92% of the Company’s portfolio remains leased.  The Company has a strong capital structure with, by industry standards, a small amount of debt maturing in the next 12 months that the Company believes it can refinance or repay with available cash or borrowings under its credit facilities.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

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

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.   Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the three month periods ended January 31, 2009 and 2008 the Company increased its allowance for doubtful accounts by $118,000 and $47,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2009.

Liquidity and Capital Resources
At January 31, 2009, the Company had unrestricted cash and cash equivalents of $1.1 million compared to $1.7 million at October 31, 2008.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2009 and to meet its dividend requirements necessary to maintain its REIT status.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $8.1 million in the three months ended January 31, 2009, compared to $6.6 million in the comparable period of fiscal 2008. The net increase in operating cash flows was a result of an increase in the net operating results of the Company’s properties owned during both periods and recently acquired properties in fiscal 2008.

Investing Activities

Net cash flows provided by investing activities amounted to $1.3 million in the first quarter of fiscal 2009 and net cash flows used by investing activities amounted to $7.8 million in the comparable period of 2008. The net increase in cash flows in the three month period ended January 31, 2009 was primarily the result of the sale of one of the Company’s properties for $925,000 and the return of two contract deposits in the combined amount of $1.1 million relating to two acquisition opportunities that the Company choose not to pursue; offset by improvements to properties and deferred charges of $578,000.

Net cash flows for the three month period ended January 31, 2008 was principally due to the acquisition of properties consistent with the Company’s strategic plan to acquire properties in the northeast.  The Company acquired one property in the amount of $5.9 million in the first quarter of fiscal 2008 and also incurred $1.7 million for improvements to properties and deferred charges and placed deposits on two properties totaling $228,000.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $10.0 million in the first of quarter of fiscal 2009 and net cash flows provided by financing activities amounted to $1.0 million in the comparable period of fiscal 2008. Net cash flows used by financing activities in the first quarter of fiscal 2009 were predominantly the result of dividends to shareholders in the amount of $9.4 million.

Net cash flows provided by financing activities in the first quarter of fiscal 2008 was the net result of the Company borrowing $11.0 million under its secured revolving line of credit, which amounts were fully repaid during fiscal 2008, offset by quarterly distributions paid to shareholders in the amount of $8.5 million.  The increase in dividends in the first quarter of fiscal 2009 when compared with 2008 reflects dividends paid on a new issue of preferred stock sold in the second quarter of fiscal 2008.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $104.5 million consist principally of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at January 31, 2009. The mortgage loans with fixed interest rates are secured by 11 properties with a net book value of $190 million and have fixed rates of interest ranging from 5.1% to 7.8%.  The Company has one variable rate mortgage loan in the amount of $7.9 million for which interest is currently accruing at approximately 1.35%.  The Company made principal payments of $476,000 in the three months ended January 31, 2009 compared to $485,000 in the comparable period of fiscal 2008.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A. The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year. The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of January 31, 2009, the Company was in compliance with such covenants on the Secured Facility discussed below and Unsecured Facility.

The Company also has a secured revolving credit facility with a commercial bank (the “Secured Facility”) which provides for borrowings of up to $30 million.  The maturity date of the Secured Facility is April 15, 2011.  The Secured Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or Eurodollar plus 1.75%.  The Secured Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Facility.  The Secured Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

At January 31, 2009 the Company has approximately $67.0 million available to be drawn down under its two revolving credit facilities.

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

Off-Balance Sheet Arrangements

During the three month periods ended January 31, 2009 and 2008, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2009, the Company paid approximately $578,000 for property improvements, tenant improvement and leasing commission costs. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $1,800,000 for anticipated capital improvements and leasing costs during the balance of fiscal 2009. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily grocery anchored shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In January 2009, the Company sold a 3,400 square foot vacant retail property located in Eastchester, New York for a sales price of approximately $925,000. This property was acquired by the Company in fiscal 2008 and there was no significant gain or loss recorded on the sale.  The property had no operating activity and the Company will not report any discontinued operations as required by SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.

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

The Company intends to sell these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At January 31, 2009, the two remaining non-core properties have a net book value of approximately $610,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the three months ended January 31, 2009 and 2008 (amounts in thousands).

	Three Months Ended January 31,
	2009	2008

Net Income Applicable to Common and Class A Common Stockholders	$3,606	$4,492

Plus: Real property depreciation	2,830	2,677
Amortization of tenant improvements and allowances	1,163	655
Amortization of deferred leasing costs	302	142
Funds from Operations Applicable to Common and Class A Common Stockholders	$7,901	$7,966

Net Cash Provided by (Used in):
Operating Activities	$8,094	$6,608
Investing Activities	$1,349	$(7,803)
Financing Activities	$(10,007)	$1,040

FFO amounted to $7.9 million in the first quarter of fiscal 2009 compared to $8.0 million in the first quarter of fiscal 2008.  The net decrease in  FFO is attributable, among other things, to: a) a decrease in the occupancy percentage at some of the Company’s core properties and b) an increase in preferred stock dividends in the first quarter of fiscal 2009 as a result of the Company’s $60 million preferred stock sale in the second quarter of fiscal 2008,  offset by:  c) an increase in operating results at some of the Company’s properties as a result of property acquisitions in the second and third quarter of fiscal 2008 and increased tenant reimbursable billings for some of the Company’s properties and d) a decrease in interest expense as a result of re-paying two existing mortgages in fiscal 2008 with proceeds from the Company’s unsecured line of credit at a lower rate of interest. See more detailed explanations which follow.

Results of Operations

The following information summarizes the Company’s results of operations for the three month periods ended January 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to:
Revenues	2009	2008	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$15,543	$14,742	$801	5.4	$744	$57
Recoveries from tenants	5,489	4,465	1,024	22.9	146	878
Mortgage interest and other	338	166	172	103.6	51	121

Operating Expenses
Property operating expenses	3,421	3,063	358	11.7	164	194
Property taxes	3,389	2,825	564	20.0	165	399
Depreciation and amortization	4,355	3,493	862	24.7	211	651
General and administrative expenses	1,618	1,484	134	9.0	n/a	n/a

Other Income/Expenses
Interest expense	1,542	1,749	(207)	(11.8)	241	(448)
Interest, dividends and other investment income	37	95	(58)	(61.1)	n/a	n/a

Revenues
Base rents increased by 5.4% to $15.5 million for the three month period ended January 31, 2009 as compared with $14.7 million in the comparable period of 2008.  The increase in base rentals during each period was attributable to:

Property Acquisitions:

During fiscal 2008 the Company purchased or acquired interests in four properties totaling 205,500 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the three month period ended January 31, 2009.

Properties Held in Both Periods:

The increase in base rents for properties held during the three month periods ended January 31, 2009 compared to the same period in fiscal 2008, reflects an increase in rental rates for in place leases over the period offset by an increase in vacancies occurring in fiscal 2008 at several of the Company’s core properties.  For the first three months of fiscal 2009, the Company leased or renewed approximately 191,000 square feet (or approximately 4.9% of total property leasable area).  At January 31, 2009 the Company’s core properties were approximately 91% leased.  Overall core property occupancy decreased to 90% at January 31, 2009 from 94% at January 31, 2008.

In the three month period ended January 31, 2009, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $878,000 compared to the same period in fiscal 2008. This increase was a result of an increase in property tax expense for properties held in both periods caused by increased assessments and municipal tax rate increases on certain properties.  In addition, the increase was further caused by increases in  the amount billed to tenants for increased operating expenses including snow removal and maintenance costs in the first quarter of fiscal 2009 when compared to the same period in the prior year.

Interest, dividends and other investment income decreased by $58,000 in the three month period ended January 31, 2009 compared to the same period in 2008.  This decrease is a result of the use of available cash in 2008 primarily for property acquisitions as well as the repurchase of Class A Common Stock under the Company’s Stock Repurchase Plan.

Expenses
Operating expenses for properties held in both periods increased $194,000 in the three months ended January 31, 2009, compared to the same period a year ago primarily as a result of increased snow removal and maintenance costs.

Property taxes for properties held in both periods increased 14% during the three month period ended January 31, 2009 compared to the same period a year ago as a result of increased assessments and municipal tax rates on certain properties.

Interest expense decreased $448,000 in the three months ended January 31, 2009 compared to the same period in fiscal 2008 as a result of scheduled principal payments on mortgage notes, and the repayment of $12.9 million in mortgage notes payable in fiscal 2008.

Depreciation and amortization expense from properties held in both periods increased $651,000 during the three month period ended January 31, 2009 compared to the same period a year ago as a result of depreciation on $24 million in acquisitions in fiscal 2008 and a full quarter of depreciation for the $8.7 million in property improvements made in fiscal 2008 and the acceleration of depreciation and amortization on tenant improvements and deferred leasing charges  related to two lease terminations in the first quarter of fiscal 2009.

General and administrative expenses increased by 9% for the three month period ended January 31, 2009 compared to the same period in fiscal 2008, primarily due to an increase in legal and professional fees in the first three months of fiscal 2009 when compared with the comparable period of fiscal 2008.

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

As of January 31, 2009, the Company had $13.0 million in outstanding variable rate debt.  The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 6.1% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls

During the quarter ended January 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the shares repurchased by the Company during the three month period ended January 31, 2009 under the Program:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
November 1, 2008-November 30, 2008	25,900	$13.65	25,900	784,622
December 1, 2008-December 31, 2008	-	-	-	784,622
January 1, 2009-January 31, 2009	-	-	-	784,622

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

Urstadt Biddle Properties Inc.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Dated: March 10, 2009	Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002