Form 10-Q
period 2009-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2009-06-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC  20549

Form 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 5, 2009, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:
8,193,205 Common Shares, par value $.01 per share, and 18,242,055 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets - April 30, 2009 (Unaudited) and October 31, 2008.

Consolidated Statements of Income (Unaudited)-Three and Six months ended April 30, 2009 and 2008.

Consolidated Statements of Cash Flows (Unaudited)- Six months ended April 30, 2009 and 2008.

Consolidated Statements of Stockholders' Equity (Unaudited)– Six months ended April 30, 2009.

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

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,	Oct 31,
ASSETS	2009	2008
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$563,758	$566,889
Non-core properties – at cost	1,383	1,383
	565,141	568,272
Less: Accumulated depreciation	(98,527)	(94,328)
	466,614	473,944
Mortgage note receivable	1,207	1,241
	467,821	475,185

Cash and cash equivalents	2,986	1,664
Restricted cash	369	519
Marketable securities	754	897
Tenant receivables	19,305	17,782
Prepaid expenses and other assets	5,775	5,603
Deferred charges, net of accumulated amortization	4,120	4,467
Total Assets	$501,130	$506,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unsecured revolving credit line	$17,100	$5,100
Mortgage notes payable	91,999	104,954
Accounts payable and accrued expenses	1,419	606
Deferred compensation – officers	353	1,074
Other liabilities	7,714	8,513
Total Liabilities	118,585	120,247

Minority interests	9,370	9,370

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
8,193,205 and 7,990,120 shares issued and outstanding	82	80
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,242,055 and 18,208,118 shares issued and outstanding	182	183
Additional paid in capital	259,630	258,235
Cumulative distributions in excess of net income	(43,778)	(39,181)
Accumulated other comprehensive income (loss)	(394)	(270)
Total Stockholders’ Equity	276,972	280,297
Total Liabilities and Stockholders’ Equity	$501,130	$506,117

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Revenues
Base rents	$30,974	$29,938	$15,431	$15,196
Recoveries from tenants	11,186	9,692	5,697	5,227
Lease termination income	40	58	40	-
Mortgage interest and other	358	307	20	141
Total Revenues	42,558	39,995	21,188	20,564

Expenses
Property operating	7,509	6,551	4,088	3,488
Property taxes	6,586	5,672	3,197	2,847
Depreciation and amortization	8,026	7,016	3,671	3,523
General and administrative	3,293	2,884	1,675	1,400
Directors' fees and expenses	166	138	78	63
Total Operating Expenses	25,580	22,261	12,709	11,321

Operating Income	16,978	17,734	8,479	9,243
Non-Operating Income (Expense):
Interest expense	(3,103)	(3,467)	(1,561)	(1,718)
Gain on sale of marketable securities	381	-	381	-
Interest, dividends and other investment income	233	189	196	94
Minority interests	(229)	(18)	(114)	(9)

Net Income	14,260	14,438	7,381	7,610
Preferred stock dividends	(6,547)	(5,171)	(3,274)	(2,835)
Redemption of Preferred Stock	-	(660)	-	(660)

Net Income Applicable to Common and Class A Common Stockholders	$7,713	$8,607	$4,107	$4,115

Basic Earnings Per Share:
Common	$0.29	$0.32	$0.15	$0.15
Class A Common	$0.32	$0.35	$0.17	$0.17

Diluted Earnings Per Share:
Common	$0.28	$0.31	$0.15	$0.15
Class A Common	$0.31	$0.34	$0.17	$0.16

Dividends Per Share:
Common	$0.4350	$0.4300	$0.2175	$0.2150
Class A Common	$0.4800	$0.4750	$0.2400	$0.2375

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	April 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$14,260	$14,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,026	7,016
Straight-line rent adjustment	(162)	(213)
Gain on sale of marketable securities	(381)	-
Deferred compensation arrangement	(721)	(72)
Restricted stock compensation expense and other adjustments	1,376	726
Minority interest	229	18
Changes in operating assets and liabilities:
Tenant receivables	(1,362)	(775)
Accounts payable and accrued expenses	814	771
Other assets and other liabilities, net	(2,440)	(807)
Restricted cash	151	(2)

Net Cash Flow Provided by Operating Activities	19,790	21,100

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	(16,951)
Return of deposits on acquisitions of real estate	1,100	-
Proceeds from sale of property	925	-
Improvements to properties and deferred charges	(888)	(6,716)
Payments received on mortgage notes receivable	35	31
Proceeds on sale of securities available for sale	3,620	-
Purchases of securities available for sale	(3,239)	-
Distributions to limited partner of joint venture	(229)	(18)

Net Cash Flow Provided by (Used in) Investing Activities	1,324	(23,654)

Cash Flows from Financing Activities:
Net proceeds from issuance of Series E Preferred Stock	-	57,950
Redemption of Series B Preferred Stock	-	(15,000)
Proceeds from revolving credit line borrowings	12,000	13,000
Repayments of revolving credit line borrowings	-	(25,200)
Dividends paid - Common and Class A Common Stock	(12,310)	(12,121)
Dividends paid - Preferred Stock	(6,547)	(5,171)
Repurchase of shares of Class A Common Stock	(506)	(4,856)
Sales of additional shares of Common and Class A Common Stock	526	499
Repayment of officer note receivable	-	1,300
Principal repayments of mortgage notes payable	(12,955)	(851)

Net Cash Flow Provided by (Used in) Financing Activities	(19,792)	9,550

Net Increase In Cash and Cash Equivalents	1,322	6,996

Cash and Cash Equivalents at Beginning of Period	1,664	4,218

Cash and Cash Equivalents at End of Period	$2,986	$11,214

Supplemental Cash Flow Disclosures:
Interest Paid	$2,981	$3,468

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D						Additional	Cumulative Distributions	Accumulated Other	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	In Excess of	Comprehensive	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income	Equity
Balances – October 31, 2008	2,450,000	$61,250	7,990,120	$80	18,208,118	$183	$258,235	$(39,181)	$(270)	$280,297
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	7,713	-	7,713
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(124)	(124)
Total comprehensive income	-	-	-	-	-	-	-	-	-	7,589
Cash dividends paid :
Common stock ($.4350 per share)	-	-	-	-	-	-	-	(3,554)	-	(3,554)
Class A common stock ($.4800 per share)	-	-	-	-	-	-	-	(8,756)	-	(8,756)
Issuance of shares under dividend reinvestment plan	-	-	30,185	-	6,437	-	494	-	-	494
Shares issued under restricted stock plan	-	-	170,900	2	64,200	-	(2)	-	-	-
Stock options exercised	-	-	2,000	-	2,000	-	32	-	-	32
Restricted stock compensation and other adjustment	-	-	-	-	-	-	1,376	-	-	1,376
Repurchases of Class A common Stock	-	-	-	-	(38,700)	(1)	(505)	-	-	(506)
Balances – April 30, 2009	2,450,000	$61,250	8,193,205	$82	18,242,055	$182	$259,630	$(43,778)	$(394)	$276,972

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2009, the Company owned or had interests in 43 properties containing a total of 3.9 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the six month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2008.

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

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN No. 48”), that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2009.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of April 30, 2009, the tax years 2005 through and including 2008 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, mortgage notes receivable and tenant receivables.  The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions.  The Company performs ongoing credit evaluations of its tenants and may require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space.  The Company has no dependency upon any single tenant.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income in Stockholders’ Equity.  During the six month period ended April 30, 2009 the Company sold 400,000 shares of REIT common stocks for an aggregate sales price, net of commissions, of approximately $3.6 million.  The securities had a purchase cost of approximately $3.2 million.  The Company realized a gain on the transaction using the specific identification method of $381,000.  The gain is included in the consolidated statement of income for the six month and three month periods ended April 30, 2009.  There were no sales of marketable securities during the six month period ended April 30, 2008.

As of April 30, 2009, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At April 30, 2009, the Company has recorded a net unrealized loss on available for sale securities in the amount of $394,000.  For each of the securities in the Company’s portfolio with unrealized losses, the Company reviews the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline and management’s estimate of fair value of the security.  In the Company’s evaluation, the Company considers its ability and intent to hold these investments until the Company can recover its cost basis.  The Company deems these unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at April 30, 2009 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$754	$1,148	$(394)	$55	$(449)

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At April 30, 2009, other comprehensive income (loss) consisted of net unrealized gain (losses) on marketable securities of approximately ($394,000).  Unrealized gains and losses included in other comprehensive income will be reclassified into earnings as gains and losses are realized.  During the six month period ended April 30, 2009, approximately $40,000 of unrealized gains on marketable securities that were previously recorded in other comprehensive income were realized upon the sale of the securities and re-classified into earnings.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Numerator
Net income applicable to common stockholders – basic	$2,029	$2,208	$1,082	$1,062
Effect of dilutive securities:
Stock awards	44	58	24	33
Net income applicable to common stockholders – diluted	$2,073	$2,266	$1,106	$1,095

Denominator
Denominator for basic EPS – weighted average common shares	7,053	6,980	7,062	6,984
Effect of dilutive securities:
Restricted stock and other awards	245	316	256	379
Denominator for diluted EPS – weighted average common equivalent shares	7,298	7,296	7,318	7,363

Numerator
Net income applicable to Class A common stockholders-basic	$5,684	$6,399	$3,025	$3,053
Effect of dilutive securities:
Stock awards	(44)	(58)	(24)	(33)
Net income applicable to Class A common stockholders – diluted	$5,640	$6,341	$3,001	$3,020

Denominator
Denominator for basic EPS – weighted average Class A common shares	17,908	18,310	17,903	18,179
Effect of dilutive securities:
Restricted stock and other awards	90	175	96	197
Denominator for diluted EPS – weighted average Class A common equivalent shares	17,998	18,485	17,999	18,376

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

In April 2009, the Company completed its evaluation of the acquired leases at its Veteran’s Plaza property which was acquired in August 2008.   As a result of its evaluation, the Company has allocated $355,000 to a liability associated with the net fair value assigned to the acquired leases at the property, which amount represents a non-cash investing activity and is therefore not included in the accompanying consolidated statement of cash flows for the six month period ended April 30, 2009.

For the six months ended April 30, 2009 and 2008 the net amortization of above-market and below-market leases was approximately $71,000 and $33,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

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

(3)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2009.

In April 2008, borrowings under the Facility were used to refinance an existing mortgage note payable, which was secured by the Company’s Staples property in the amount of $7.9 million.  In conjunction with that transaction, the mortgage was assigned to the lender of the Facility and as a result $7.9 million of the outstanding balance on the Facility is shown as a mortgage note payable on the accompanying April 30, 2009 consolidated balance sheet.  Interest on outstanding borrowings under the Facility is currently accruing at approximately 1.23% per annum.

In March 2009, the Company borrowed $12 million on the Facility to repay the maturing mortgage on one of its properties in the amount of $12.1 million.  On May 15, 2009, the Company, through a wholly-owned subsidiary, completed a new first mortgage financing on the aforementioned property in the amount of $18.9 million.  The new mortgage has a fixed rate of interest of 6.55% per annum with required monthly payments of principal and interest based on a 25 year amortization schedule.  The mortgage has a term of ten years and is due in May of 2019.  A portion of the proceeds from the mortgage financing in the amount of $17.1 million were used to repay the Facility.  As of May 15, 2009, the balance outstanding under the Facility is approximately $7.9 million.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company was in compliance with such covenants at April 30, 2009.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At April 30, 2009, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 5) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of April 30, 2009 and October 31, 2008 (amounts in thousands, except share data):

	April 30, 2009	October 31, 2008
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

The Series E Preferred Stock and Series C Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into other securities or property of the Company.  Commencing May 2013 (Series C Preferred Stock) and March 2013 (Series E Preferred Stock), the Company, at its option, may redeem the preferred stock issues, in whole or in part, at a redemption price equal to the liquidation preference per share, plus all accrued and unpaid dividends.

Upon a change in control of the Company (as defined), each holder of Series C Preferred Stock and Series E Preferred Stock has the right, at such holder’s option, to require the Company to repurchase all or any part of such holder’s stock for cash at a repurchase price equal to the liquidation preference per share plus all accrued and unpaid dividends.

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at April 30, 2009.

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

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of SFAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have decreased in the six months months ended April 30, 2009 and  2008 by approximately $125,000 and $168,000, respectively.

In January 2009, the Company awarded 170,900 shares of Common Stock and 63,200 shares of Class A Common Stock to participants in the Plan.  In March of 2009, the Company awarded an additional 1,000 shares of Class A Common stock to a participant under the plan.  The grant date fair value of restricted stock grants awarded to participants in 2009 was approximately $3.4 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of April 30, 2009, and changes during the six months ended April 30, 2009 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2008	961,750	$14.54	321,200	$14.21
Granted	170,900	$14.23	64,200	$15.42
Vested	(37,200)	$7.91	(44,700)	$9.11
Forfeited	-	-	-	-
Non-vested at April 30, 2009	1,095,450	$14.72	340,700	$15.11

As of April 30, 2009, there was $13.2 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.75 years.  For the six months ended April 30, 2009 and 2008 amounts charged to compensation expense totaled $1,256,000 and $726,000, respectively.

Share Repurchase Program
In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common stock in the aggregate.  In addition, the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open-market transactions.  As of April 30, 2009, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program, (including 38,700 shares of Class A Common Stock that were repurchased at an average price of $13.01 during the six month period ended April 30, 2009).

Preferred Stock
The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company and is redeemable at the Company’s option on or after April 2010 at a price of $25.00 per share plus accrued and unpaid dividends.

(6) FAIR VALUE MEASUREMENTS

On November 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  The Company measures marketable equity and debt securities classified as available for sale securities at fair value on a recurring basis.  The fair value of these financial assets was determined using the following inputs at April 30, 2009:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for Sale Securities	$754,000	$754,000	$-	$-

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

At April 30, 2009, the Company had commitments of approximately $799,000 for tenant related obligations.

(8)  SUBSEQUENT EVENTS

On June 4, 2009, the Board of Directors of the Company declared cash dividends of $0.2175 for each share of Common Stock and $0.24 for each share of Class A Common Stock.  The dividends are payable on July 17, 2009.

Item 2.                    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2009, the Company owned or had interests in 43 properties containing a total of 3.9 million square feet of GLA of which approximately 92% was leased.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the six month periods ended April 30, 2009 and 2008 the Company increased its allowance for doubtful accounts by $142,000 and $259,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2009.

Liquidity and Capital Resources
At April 30, 2009, the Company had unrestricted cash and cash equivalents of $3.0 million compared to $1.7 million at October 31, 2008.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $19.8 million in the six months ended April 30, 2009, compared to $21.1 million in the comparable period of fiscal 2008. The net decrease in operating cash flows was a result of an increase in tenant receivables relating to common area maintenance and real estate tax billings and a decrease in net operating results of the Company’s properties owned during both periods offset by an increase in the net operating results of the Company’s acquired properties in the latter part of fiscal 2008.

Investing Activities

Net cash flows provided by investing activities amounted to $1.3 million in the first six months of fiscal 2009 and net cash flows used by investing activities amounted to $23.7 million in the comparable period of 2008. The net increase in cash flows in the six month period ended April 30, 2009 was primarily the result of the sale of one of the Company’s properties for $925,000 and the return of two contract deposits in the combined amount of $1.1 million relating to two acquisition opportunities that the Company choose not to pursue; offset by improvements to properties and deferred charges of $888,000.

Net cash flows used in the first six months of fiscal 2008 was principally due to the acquisition of properties consistent with the Company’s strategic plan to acquire properties in the northeast.  The Company acquired four properties in the amount of $17.0 million in the first half of fiscal 2008 and also incurred $6.7 million for improvements to properties and deferred charges.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $19.8 million in the first six months of fiscal 2009 and net cash flows provided by financing activities amounted to $9.6 million in the comparable period of fiscal 2008. Net cash flows used by financing activities in the first six months of fiscal 2009 were predominantly the result of dividends to shareholders in the amount of $18.9 million.

Net cash flows provided by financing activities in the first six months of fiscal 2008 was the net result of the Company completing the sale of its Series E Preferred Stock and generating $57.9 in net proceeds, offset by quarterly distributions paid to shareholders in the amount of $17.3 million and the repayment of revolving credit line borrowings in the amount of $25.2 million.  The increase in dividends in the second quarter of fiscal 2009 when compared with 2008 reflects dividends paid on a new issue of preferred stock sold in the second quarter of fiscal 2008.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $92.0 million consist principally of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.9% at April 30, 2009. The mortgage loans with fixed interest rates are secured by 9 properties with a net book value of $145 million and have fixed rates of interest ranging from 5.1% to 7.8%.  The Company has one variable rate mortgage loan in the amount of $7.9 million for which interest is currently accruing at approximately 1.23%.  The Company made principal payments of $13.0 million (including the repayment of a mortgage payable in the amount of $12.1 millon in fiscal 2009) in the six months ended April 30, 2009 compared to $851,000 in the comparable period of fiscal 2008.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A. The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one year extensions at the Company’s option. Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar plus 0.85% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year. The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of April 30, 2009, the Company was in compliance with such covenants on the Secured Facility discussed below and Unsecured Facility.

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

In March 2009, the Company borrowed $12 million on the Facility to repay the maturing mortgage on one of its properties in the amount of $12.1 million.

At April 30, 2009 the Company has approximately $55 million available to be drawn down under its two revolving credit facilities.

In May 2009, the Company, through a wholly-owned subsidiary, completed a new first mortgage financing on the aforementioned property in the amount of $18.9 million.  The new mortgage has a fixed rate of interest of 6.55% per annum with required monthly payments of principal and interest based on a 25 year amortization schedule.  The mortgage has a term of ten years and is due in May of 2019.  Proceeds from the mortgage financing in the amount of $17.1 million were used to repay the Facility.

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

Off-Balance Sheet Arrangements

During the six month periods ended April 30, 2009 and 2008, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the six months ended April 30, 2009, the Company paid approximately $888,000 for property improvements, tenant improvement and leasing commission costs. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $2.1 million for anticipated capital improvements and leasing costs during the balance of fiscal 2009. These expenditures are expected to be funded from operating cash flows or bank borrowings.

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

The Company intends to sell these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At April 30, 2009, the two remaining non-core properties have a net book value of approximately $586,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the six months and three months ended April 30, 2009 and 2008 (amounts in thousands).

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Net Income Applicable to Common and Class A Common Stockholders	$7,713	$8,607	$4,107	$4,115

Plus: Real property depreciation	5,737	5,364	2,907	2,687
Amortization of tenant improvements and allowances	1,856	1,326	692	671
Amortization of deferred leasing costs	402	289	101	147

Funds from Operations Applicable to Common and Class A Common Stockholders	$15,708	$15,586	$7,807	$7,620

Net Cash Provided by (Used in):
Operating Activities	$19,790	$21,100	$11,696	$14,492
Investing Activities	$1,324	$(23,654)	$(25)	$(15,851)
Financing Activities	$(19,792)	$9,550	$(9,785)	$8,510

FFO amounted to $15.7 million in the first half of fiscal 2009 compared to $15.6 million in the first half of fiscal 2008.  The net increase in  FFO is attributable, among other things, to: a) a gain on the sale of marketable equity securities of $381,000 during the second quarter of fiscal 2009 and b) an increase in operating results at some of the Company’s properties as a result of property acquisitions in fiscal 2008 c) a decrease in interest expense as a result of paying off $12.1 million mortgage with proceeds from the companies unsecured line of credit at a lower rate of interest: offset by a) a decrease in the occupancy percentage at some of the Company’s core properties and b) an increase in preferred stock dividends in the first half of fiscal 2009 as a result of the Company’s $60 million preferred stock sale in the second quarter of fiscal 2008 and c) an increase in operating expenses from both acquired properties and properties held in both periods, see more detailed explanations which follow.

Results of Operations

The following information summarizes the Company’s results of operations for the six month and three month periods ended April 30, 2009 and 2008 (amounts in thousands):

	Six Months Ended
	April 30,				Change Attributable to:
Revenues	2009	2008	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$30,974	$29,938	$1,036	3.5	$1,401	$(365)
Recoveries from tenants	11,186	9,692	1,494	15.4	856	638
Mortgage interest and other	358	307	51	16.6	50	1

Operating Expenses
Property operating expenses	7,509	6,551	958	14.6	368	590
Property taxes	6,586	5,672	914	16.1	287	627
Depreciation and amortization	8,026	7,016	1,010	14.4	401	609
General and administrative expenses	3,293	2,884	409	14.1	n/a	n/a

Other Income/Expenses
Interest expense	3,103	3,467	(364)	(10.5)	452	(816)
Interest, dividends and other investment income	233	189	44	23.3	n/a	n/a

	Three Months Ended
	April 30,				Change Attributable to:
Revenues	2009	2008	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$15,431	$15,196	$235	1.5	$657	$(422)
Recoveries from tenants	5,697	5,227	470	9.0	710	(240)
Mortgage interest and other	20	141	(121)	(85.8)	(1)	(120)

Operating Expenses
Property operating	4,088	3,488	600	17.2	204	396
Property taxes	3,197	2,847	350	12.3	122	228
Depreciation and amortization	3,671	3,523	148	4.2	190	(42)
General and administrative	1,675	1,400	275	19.6	n/a	n/a

Non-Operating Income/Expense
Interest expense	1,561	1,718	(157)	(9.1)	211	(368)
Interest, dividends, and other investment income	196	94	102	108.5	n/a	n/a

Revenues
Base rents increased by 3.5% to $31.0 million for the six month period ended April 30, 2009 as compared with $29.9 million in the comparable period of 2008.  Base rents increased 1.5% to $15.4 million for the three months ended April 30, 2009 as compared with $15.2 million in the comparable period of 2008.  The increase in base rentals during each period was attributable to:

Property Acquisitions:

During fiscal 2008 the Company purchased or acquired interests in four properties totaling 205,500 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the three and six month periods ended April 30, 2009.

Properties Held in Both Periods:

The decrease in base rents for properties held during the six month and three month periods ended April 30, 2009 compared to the same periods in fiscal 2008, reflects an increase in vacancies occurring in fiscal 2008 and the first two quarters of fiscal 2009 at several of the Company’s core properties offset by an increase in rental rates for in place leases over the period.  For the first six months of fiscal 2009, the Company leased or renewed approximately 346,000 square feet (or approximately 8.9% of total property leasable area).  At April 30, 2009 the Company’s core properties were approximately 91% leased.  Overall core property occupancy decreased to 90% at April 30, 2009 from 93% at April 30, 2008.

In the six month period ended April 30, 2009, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $638,000 compared to the same period in fiscal 2008. This increase was a result of an increase in property tax expense for properties held in both periods caused by increased assessments and municipal tax rate increases on certain properties.  In addition, the increase was further caused by increases in the amount billed to tenants for increased operating expenses including snow removal and maintenance costs in the first half of fiscal 2009 when compared to the same period in the prior year.  In the three month period ended April 30, 2009 recoveries from tenants for properties owned in both periods decreased by $240,000 when compared with the same period from fiscal 2008 as a result of an decrease in the occupancy rate in the Company’s portfolio resulting in less billings for common area maintenance and real estate taxes.

Expenses
Operating expenses for properties held in both periods increased by $590,000 and $396,000 in the six months and three month periods ended April 30, 2009, compared to the same periods a year ago primarily as a result of increased snow removal and maintenance costs.

Property taxes for properties held in both periods increased $627,000 and $228,000 during the six month and three month period ended April 30, 2009 compared to the same period a year ago as a result of increased assessments and municipal tax rates on certain properties.

Interest expense decreased $816,000 and $368,000 in the six month and three month period ended April 30, 2009 compared to the same periods in fiscal 2008 as a result of scheduled principal payments on mortgage notes, and the repayment of a $12.1 million mortgage note payable in March 2009 and a $12.9 million in mortgage notes payable in fiscal 2008.

Depreciation and amortization expense from properties held in both periods increased $609,000 during the six month period ended April 30, 2009 compared to the same period a year ago as a result of depreciation on $17 million in acquisitions in fiscal 2008 and a full quarter of depreciation for the $6.7 million in property improvements made in fiscal 2008 and the acceleration of depreciation and amortization on tenant improvements and deferred leasing charges related to two lease terminations in the first quarter of fiscal 2009.  Depreciation and amortization expense from properties held in both periods for the three month period ended April 30, 2009 was relatively unchanged.

General and administrative expenses increased by $409,000 and $275,000 in the six month and three month periods ended April 30, 2009 compared to the same periods in fiscal 2008, primarily due to an increase in legal and professional, consulting and restricted stock compensation amortization expense.

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

As of April 30, 2009, the Company had $24.9 million in outstanding variable rate debt.  The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 5.9% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended April 30, 2009, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the shares repurchased by the Company during the three month period ended April 30, 2009 under the Program:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet be Purchased Under the Plan or Program
February 1, 2009 - February 28, 2009	-	-	-	784,622
March 1, 2009 – March 31, 2009	12,800[1]	$11.71	12,800	771,822
April 1, 2009 – April 30, 2009	-	-	-	771,822

1.  Represents Class A Common stock.

Item 4.                    Submission of Matters to a Vote of Security Holders

In connection with the Annual Meeting of Stockholders held on March 5, 2009, stockholders were asked to vote on the following matters:

1.	Election of four Directors (Class III ) to serve for three years:

Director	For	Withheld
Kevin J. Bannon	8,487,121	61,275
Robert R. Douglass	8,019,233	529,163
George H.C. Lawrence	8,022,518	525,878
Charles J. Urstadt	8,019,673	528,723

2.	Ratification of the appointment of PKF, Certified Public Accountants, as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2009:

For	Against	Abstain
8,506,968	29,085	12,343

The terms of office of the following Class I and Class II directors continued after the meeting:

Class I Directors – terms expiring in 2010

Willing L. Biddle
E. Virgil Conway
Robert J. Mueller

Class II Directors – terms expiring in 2011

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 8, 2009	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002