Form 10-Q
period 2009-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2009-09-09
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 3l, 2009

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

As of September 4, 2009, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:
8,208,452 Common Shares, par value $.01 per share, and 18,244,731 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 31, 2009 (Unaudited) and October 31, 2008.

Consolidated Statements of Income (Unaudited)-Three and Nine months ended July 31, 2009 and 2008.

Consolidated Statements of Cash Flows (Unaudited)- Nine months ended July 31, 2009 and 2008.

Consolidated Statements of Stockholders' Equity (Unaudited)– Nine months ended July 31, 2009.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,	Oct 31,
ASSETS	2009	2008
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$563,789	$566,889
Non-core properties – at cost	1,383	1,383
	565,172	568,272
Less: Accumulated depreciation	(101,959)	(94,328)
	463,213	473,944
Mortgage note receivable	1,189	1,241
	464,402	475,185

Cash and cash equivalents	22,232	1,664
Restricted cash	369	519
Marketable securities	835	897
Tenant receivables	20,473	17,782
Prepaid expenses and other assets	9,240	5,603
Deferred charges, net of accumulated amortization	4,546	4,467
Total Assets	$522,097	$506,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unsecured revolving credit line	$2,100	$5,100
Mortgage notes payable	128,259	104,954
Accounts payable and accrued expenses	2,443	606
Deferred compensation – officers	352	1,074
Other liabilities	9,884	8,513
Total Liabilities	143,038	120,247

Minority interests	7,259	9,370

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
8,208,452 and 7,990,120 shares issued and outstanding	82	80
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,244,731 and 18,208,118 shares issued and outstanding	182	183
Additional paid in capital	260,556	258,235
Cumulative distributions in excess of net income	(46,159)	(39,181)
Accumulated other comprehensive income (loss)	(314)	(270)
Total Stockholders’ Equity	275,597	280,297
Total Liabilities and Stockholders’ Equity	$522,097	$506,117

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues
Base rents	$46,055	$45,527	$15,081	$15,589
Recoveries from tenants	16,339	14,173	5,153	4,481
Lease termination income	77	58	37	-
Mortgage interest and other	572	472	214	165
Total Revenues	63,043	60,230	20,485	20,235

Expenses
Property operating	10,524	9,330	3,015	2,779
Property taxes	9,899	8,707	3,313	3,035
Depreciation and amortization	11,704	10,684	3,678	3,668
General and administrative	4,915	4,375	1,622	1,491
Directors' fees and expenses	229	191	63	53
Total Operating Expenses	37,271	33,287	11,691	11,026

Operating Income	25,772	26,943	8,794	9,209
Non-Operating Income (Expense):
Interest expense	(4,754)	(5,162)	(1,651)	(1,695)
Gain on sale of marketable securities	381	-	-	-
Interest, dividends and other investment income	256	276	23	87
Minority interests	(343)	(27)	(114)	(9)

Net Income	21,312	22,030	7,052	7,592
Preferred stock dividends	(9,820)	(8,445)	(3,273)	(3,274)
Redemption of Preferred Stock	-	(660)	-	-

Net Income Applicable to Common and Class A Common Stockholders	$11,492	$12,925	$3,779	$4,318

Basic Earnings Per Share:
Common	$0.43	$0.48	$0.14	$0.16
Class A Common	$0.47	$0.52	$0.16	$0.18

Diluted Earnings Per Share:
Common	$0.42	$0.47	$0.14	$0.16
Class A Common	$0.47	$0.51	$0.15	$0.17

Dividends Per Share:
Common	$0.6525	$0.6450	$0.2175	$0.2150
Class A Common	$0.7200	$0.7125	$0.2400	$0.2375

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$21,312	$22,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,704	10,684
Straight-line rent adjustment	(362)	(453)
Gain on sale of marketable securities	(381)	-
Deferred compensation arrangement	(722)	(70)
Restricted stock compensation expense and other adjustments	2,060	1,295
Minority interest	343	27
Changes in operating assets and liabilities:
Tenant receivables	(2,330)	(1,093)
Accounts payable and accrued expenses	1,839	1,373
Other assets and other liabilities, net	(3,341)	72
Restricted cash	151	(3)

Net Cash Flow Provided by Operating Activities	30,273	33,862

Cash Flows from Investing Activities:
Acquisitions of limited partner interests in consolidated joint venture	(2,111)	-
Acquisitions of real estate investments	-	(16,953)
Deposits on acquisitions of real estate	(310)	(1,250)
Return of deposits on acquisitions of real estate	1,100	-
Proceeds from sale of property	925	-
Improvements to properties and deferred charges	(1,677)	(8,431)
Payments received on mortgage notes receivable	53	47
Proceeds on sale of securities available for sale	3,620	-
Purchases of securities available for sale	(3,239)	-
Distributions to limited partner of joint venture	(343)	(27)

Net Cash Flow (Used in) Investing Activities	(1,982)	(26,614)

Cash Flows from Financing Activities:
Net proceeds from issuance of Series E Preferred Stock	-	57,972
Redemption of Series B Preferred Stock	-	(15,000)
Proceeds from revolving credit line borrowings	14,100	13,000
Repayments of revolving credit line borrowings	(17,100)	(25,200)
Dividends paid - Common and Class A Common Stock	(18,470)	(18,224)
Dividends paid - Preferred Stock	(9,821)	(8,445)
Repurchase of shares of Class A Common Stock	(505)	(7,504)
Sales of additional shares of Common and Class A Common Stock	768	732
Repayment of officer note receivable	-	1,300
Proceeds from mortgage refinancing	36,700	-
Principal repayments of mortgage notes payable	(13,395)	(1,328)

Net Cash Flow (Used in) Financing Activities	(7,723)	(2,697)

Net Increase In Cash and Cash Equivalents	20,568	4,551

Cash and Cash Equivalents at Beginning of Period	1,664	4,218

Cash and Cash Equivalents at End of Period	$22,232	$8,769

Supplemental Cash Flow Disclosures:
Interest Paid	$4,596	$5,168

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

								Cumulative
	7.5% Series D						Additional	Distributions In	Accumulated Other	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income (loss)	Equity
Balances – October 31, 2008	2,450,000	$61,250	7,990,120	$80	18,208,118	$183	$258,235	$(39,181)	$(270)	$280,297
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	11,492	-	11,492
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(44)	(44)
Total comprehensive income	-	-	-	-	-	-	-	-	-	11,448
Cash dividends paid :
Common stock ($.6525 per share)	-	-	-	-	-	-	-	(5,336)	-	(5,336)
Class A common stock ($.7200 per share)	-	-	-	-	-	-	-	(13,134)	-	(13,134)
Issuance of shares under dividend reinvestment plan	-	-	45,432	-	9,113	-	736	-	-	736
Shares issued under restricted stock plan	-	-	170,900	2	64,200	-	(2)	-	-	-
Stock options exercised	-	-	2,000	-	2,000	-	32	-	-	32
Restricted stock compensation and other adjustment	-	-	-	-	-	-	2,060	-	-	2,060
Repurchases of Class A common Stock	-	-	-	-	(38,700)	(1)	(505)	-	-	(506)
Balances – July 31, 2009	2,450,000	$61,250	8,208,452	$82	18,244,731	$182	$260,556	$(46,159)	$(314)	$275,597

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2009, the Company owned or had interests in 43 properties containing a total of 3.9 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2008.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectibility of tenant and mortgage notes receivables.  Actual results could differ from these estimates.  The balance sheet at October 31, 2008 has been derived from audited financial statements at that date.

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

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (“FIN No. 48”), that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2009.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of July 31, 2009, the tax years 2006 through and including 2008 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders’ Equity.  During the nine month period ended July 31, 2009 the Company sold 400,000 shares of REIT common stocks for an aggregate sales price, net of commissions, of approximately $3.6 million.  The securities had a purchase cost of approximately $3.2 million.  The Company realized a gain on the transaction using the specific identification method of $381,000.  The gain is included in the consolidated statement of income for the nine month period ended July 31, 2009.  There were no sales of marketable securities during the nine month period ended July 31, 2008.

As of July 31, 2009, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At July 31, 2009, the Company has recorded a net unrealized loss on available for sale securities in the amount of $314,000.  For each of the securities in the Company’s portfolio with unrealized losses, the Company reviews the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline and management’s estimate of fair value of the security.  In the Company’s evaluation, the Company considers its ability and intent to hold these investments until the Company can recover its cost basis.  The Company deems these unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at July 31, 2009 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$835	$1,149	$(314)	$48	$(362)

Comprehensive Income
Comprehensive income is comprised of net income applicable to common and class A common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At July 31, 2009, other comprehensive income (loss) consisted of net unrealized gain (losses) on marketable securities of approximately ($314,000).  Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.  During the nine month period ended July 31, 2009, approximately $40,000 of unrealized gains on marketable securities that were previously recorded in other comprehensive income (loss) were realized upon the sale of the securities and re-classified into earnings.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2009.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Numerator
Net income applicable to common stockholders – basic	$3,026	$3,319	$997	$1,117
Effect of dilutive securities:
Stock awards	74	99	30	41
Net income applicable to common stockholders – diluted	$3,100	$3,418	$1,027	$1,158

Denominator
Denominator for basic EPS – weighted average common shares	7,062	6,986	7,078	6,996
Effect of dilutive securities:
Restricted stock and other awards	277	352	350	424
Denominator for diluted EPS – weighted average common equivalent shares	7,339	7,338	7,428	7,420

Numerator
Net income applicable to Class A common stockholders-basic	$8,466	$9,606	$2,782	$3,201
Effect of dilutive securities:
Stock awards	(74)	(99)	(30)	(41)
Net income applicable to Class A common stockholders – diluted	$8,392	$9,507	$2,752	$3,160

Denominator
Denominator for basic EPS – weighted average Class A common shares	17,906	18,296	17,902	18,143
Effect of dilutive securities:
Restricted stock and other awards	101	179	129	188
Denominator for diluted EPS – weighted average Class A common equivalent shares	18,007	18,475	18,031	18,331

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis effective November 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s Financial Statements.  See Note 6 for additional discussion of fair value measurements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of FSP 107-1, the fair values of those assets and liabilities were only disclosed annually. With the issuance of FSP107-1, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value. FSP 107-1 was adopted by the Company beginning with its fiscal 2009 third quarter ended July 31, 2009.  See footnote 6, “Fair Value Measurements” for related disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was adopted by the Company in its fiscal third quarter ended July 31, 2009 and the adoption of which did not have a material impact on our financial statements.  See Footnote 8, “Subsequent Events” for the related disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)”, (“SFAS 168”).  SFAS 168 establishes an Accounting Codification (“Codification”) as the source of all authoritative GAAP recognized by FASB to be applied by non-governmental entities, including public companies, in the preparation of their financial statements in accordance with GAAP.  Prior to the issuance of the Codification all GAAP pronouncements were issued in separate topical pronouncements and referred to as such.  As a public company, the Company will still follow rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws.  The SEC rules and regulations generally rank one level higher than GAAP for public companies in the preparation of their financial statements.  SFAS 168 will be effective for the Company beginning with its year ended October 31, 2009.  Once effective the Company will conform to SFAS 168 and make all references to GAAP using the Codification reference numbers.  Prior to the effective date, the Company will continue to refer to original GAAP individual pronouncements when referencing GAAP.  The Company does not believe the adoption of this pronouncement will have a material impact on the Company’s financial statements.

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

On July 24, 2009 the state of Connecticut acquired certain areas of a property owned by two of the Company’s wholly owned subsidiaries through a combination of condemnation and easement due to the construction of a bridge that runs over the property and awarded the Company’s subsidiaries a total of approximately $2.0 million which amount is recorded in other assets on the consolidated balance sheet at July 31, 2009.  Approximately $1.8 million of the total award represents amounts to be paid to the Company for easements provided to the state of Connecticut for certain areas of the property for the next 10 years, loss of rental income and property restoration costs.  The Company will amortize the easement and loss of rental income proceeds as an addition to income on a straight line basis evenly over the 10 year life of the easement and lost rent period.

The Company has accounted for the condemnation portion of the aforementioned award in accordance with FASB Interpretation No. 30: Accounting for Involuntary Conversions of Non-monetary Assets to Monetary Assets (“FIN 30”) which requires the Company to record a gain or loss on the excess or deficit of the proceeds received over the estimated net book value of the condemned non-monetary asset.  As a result of the transaction the company has recorded a gain on condemnation of approximately $70,000 which is recorded in other income on the consolidated statement of income for the three and nine months ended July 31, 2009.

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

In April 2009, the Company completed its evaluation of the acquired leases at its Veteran’s Plaza property which was acquired in August 2008.   As a result of its evaluation, the Company has allocated $355,000 to a liability associated with the net fair value assigned to the acquired leases at the property, which amount represents a non-cash investing activity and is therefore not included in the accompanying consolidated statement of cash flows for the nine month period ended July 31, 2009.

For the nine months ended July 31, 2009 and 2008 the net amortization of above-market and below-market leases was approximately $100,000 and $52,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

The Company is the general partner in two consolidated limited partnerships which own shopping centers.  The limited partnerships have defined termination dates of December 31, 2097 and December 31, 2099, respectively.  The partners are entitled to receive an annual cash preference payable from available cash of the partnerships.  Any unpaid preferences accumulate and are paid from future cash, if any.  The balance of available cash, if any, is distributed in accordance with the respective partner’s interests.  The limited partners in both consolidated limited partnerships have the right to require the Company to repurchase all or a portion of their limited partner interests at prices as defined in the two limited partner agreements at various times over the life of the agreements.   Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The partners are not obligated to make any additional capital contributions to the partnership.  The Company retains an affiliate of one of the limited partners in one of the partnerships to provide management and leasing services to the property at an annual fee equal to two percent of rental income collected, as defined.  The limited partner interests in both partnerships are reflected in the accompanying consolidated financial statements as Minority Interests.

In July 2009, the Company borrowed $2.1 million on its Unsecured Revolving Credit Facility (defined below) and used the proceeds to purchase an additional 14.6% of the limited partner interests in a consolidated partnership which owns the Ferry Plaza shopping center in Newark, New Jersey for approximately $2.1 million.  The Company continues to be the sole general partner of the partnership.  As a result of the purchase, the Company increased its economic ownership percentage in the limited partnership from 60% to approximately 75%.

(3)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2009.

In April 2008, borrowings under the Facility were used to refinance an existing mortgage note payable, which was secured by the Company’s Staples property in the amount of $7.9 million.  In conjunction with that transaction, the mortgage was assigned to the lender of the Facility and as a result $7.9 million of the outstanding balance on the Facility is shown as a mortgage note payable on the accompanying July 31, 2009 and October 31, 2008 consolidated balance sheets.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Secured Credit Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company was in compliance with such covenants at July 31, 2009.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In March 2009, the Company borrowed $12 million on the Facility to repay the maturing mortgage on one of its properties in the amount of $12.1 million.  On May 15, 2009, the Company, through a wholly-owned subsidiary, completed a new first mortgage financing on the aforementioned property in the amount of $18.9 million.  The new mortgage has a fixed rate of interest of 6.55% per annum with required monthly payments of principal and interest based on a 25 year amortization schedule.  The mortgage has a term of ten years and is due in May of 2019.  A portion of the proceeds from the mortgage financing in the amount of $17.1 million were used to repay outstanding borrowings on the Facility.

On July 31, 2009, the Company completed a new first mortgage financing on another of its properties in the amount of $17.8 million.  The new mortgage has a fixed rate of interest of 6.66% per annum with required monthly payments of principal and interest based on a 25 year amortization schedule.  The mortgage has a term of ten years and is due in August of 2019.  The Company expects to use the proceeds for the acquisition of shopping centers in accordance with its business strategy or general corporate purposes.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At July 31, 2009, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 5) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of July 31, 2009 and October 31, 2008 (amounts in thousands, except share data):

	July 31, 2009	October 31, 2008
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at July 31, 2009.

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

Had compensation expense for nonvested restricted stock awards issued prior to the adoption of SFAS 123R been determined based on the date a participant first becomes eligible for retirement, restricted stock compensation would have decreased in the nine months months ended July 31, 2009 and  2008 by approximately $188,000 and $231,000, respectively.

In January 2009, the Company awarded 170,900 shares of Common Stock and 63,200 shares of Class A Common Stock to participants in the Plan.  In March of 2009, the Company awarded an additional 1,000 shares of Class A Common stock to a participant under the plan.  The grant date fair value of restricted stock grants awarded to participants in 2009 was approximately $3.4 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of July 31, 2009, and changes during the nine months ended July 31, 2009 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2008	961,750	$14.54	321,200	$14.21
Granted	170,900	$14.23	64,200	$15.42
Vested	(37,200)	$7.91	(44,700)	$9.11
Forfeited	-	-	-	-
Non-vested at July 31, 2009	1,095,450	$14.72	340,700	$15.11

As of July 31, 2009, there was $12.5 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.55 years.  For the nine months ended July 31, 2009 and 2008 amounts charged to compensation expense totaled $1,939,000 and $1,295,000, respectively.

Share Repurchase Program
In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common stock in the aggregate and to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open-market transactions.  As of July 31, 2009, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program, (including 38,700 shares of Class A Common Stock that were repurchased at an average price of $13.01 during the nine month period ended July 31, 2009).

Preferred Stock
The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company and is redeemable at the Company’s option on or after April 2010 at a price of $25.00 per share plus accrued and unpaid dividends.

(6) FAIR VALUE MEASUREMENTS

On November 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  The Company measures marketable equity and debt securities classified as available for sale securities at fair value on a recurring basis.  The fair value of these financial assets was determined using the following inputs at July 31, 2009:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for Sale Securities	$835,000	$835,000	$ -	$ -

Fair Value of Financial Instruments
During the fiscal third quarter ended July 31, 2009, the Company adopted FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments in both interim and annual financial statements (Note 1).

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses and other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of mortgage notes receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At July 31, 2009 and October 31, 2008, the estimated aggregate fair value of the mortgage notes receivable was $698,000 and $814,000, respectively.

The estimated fair value of mortgage notes payable was $116,862,000 and $102,440,000 at July 31, 2009 and October 31, 2008, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

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
At July 31, 2009, the Company had commitments of approximately $794,000 for tenant related obligations.

(8)  SUBSEQUENT EVENTS

The Company has reviewed activities for the period July 31, 2009 to September 9, 2009 (the date the financial statements are issued or are available to be issued) and discloses the following items:

In August 2009, the Company repaid $2.1 million in outstanding borrowings on its Facility from available cash.

In August 2009, the Company acquired three retail properties in Westchester County, New York, for a cash purchase price of approximately $596,000 including closing costs.

Item 2.                    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2009, the Company owned or had interests in 43 properties containing a total of 3.9 million square feet of GLA of which approximately 91% was leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in the remainder of fiscal 2009 and fiscal 2010, expects that it will continue to experience increased vacancy rates at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 91% of the Company’s portfolio remains leased.  The Company has a strong capital structure with a small amount of debt maturing in the next 12 months that the Company believes it can refinance or repay with available cash or borrowings under its credit facilities.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the nine month periods ended July 31, 2009 and 2008 the Company increased its allowance for doubtful accounts by $341,000 and $329,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2009.

Liquidity and Capital Resources
At July 31, 2009, the Company had unrestricted cash and cash equivalents of $22.2 million compared to $1.7 million at October 31, 2008.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $30.3 million in the nine months ended July 31, 2009, compared to $33.9 million in the comparable period of fiscal 2008. The net decrease in operating cash flows in fiscal 2009 when compared with the corresponding prior period was as follows:  a) an increase in tenant receivables relating to common area maintenance and real estate tax billings for increased expenses in those two categories at some of the Company’s properties; b) an increase in other assets as a result of payments made in advance for real estate taxes on properties with increased real estate tax assessments when compared with similar payments made in the prior period for those same properties; c) a decrease in net operating results at some of the Company’s properties owned during both periods offset by: d) the addition of the net operating results of the Company’s acquired properties in the latter part of fiscal 2008.

Investing Activities

Net cash flows used by investing activities amounted to $2.0 million in the first nine months of fiscal 2009 compared to $26.6 million in the comparable period of fiscal 2008. The reduction in cash flows used by investing activities was primarily the result of a) the Company acquiring $17 million in properties consistent with its strategic plan in fiscal 2008 when compared with $2.1 million in fiscal 2009 and b) the Company incurring $8.4 million for improvements and deferred charges for the first nine months of fiscal 2008  (a majority of which was specfically related to an expansion project at one of the Company's properties) when compared with only $1.7 million in the comparable period of fiscal 2009.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $7.7 million in the first nine months of fiscal 2009 compared to $2.7 million in the comparable period of fiscal 2008. The increase in net cash used by financing activities from the first nine months of fiscal 2008 to the first nine months of fiscal 2009 was attributable to:

Cash generated:

Fiscal 2009: (Total $51.6 million)
•	Mortgage proceeds of $36.7 million from the refinancing of one property with a larger mortgage and the placing of a mortgage on another property which was unencumbered.
•	Proceeds from revolving credit line borrowings in the amount of $14.1 million.

Fiscal 2008: (Total $73.0 million)
•	Net proceeds from the issuance of Series E Preferred stock in the amount of $58.0 million.
•	Proceeds from revolving credit line borrowings in the amount of $13.0 million.
•	Repayment to the Company of an officers note receivable in the amount of $1.3 million

Cash used:

Fiscal 2009: (Total $59.3 million)
•	Dividends to shareholders in the amount of $28.3 million
•	Repayment of revolving credit line borrowings in the amount of $17.1 million.
•	Repayment of mortgage note payable in amount of $12.1 million

Fiscal 2008:  (Total $75.7 million)
•	Dividends to shareholders in the amount of $26.7 million
•	Repayment of Series B Preferred stock in the amount of $15.0 million
•	Repayment of revolving credit line borrowings in the amount of $ 25.2 million.
•	Repurchase of Class A common stock in the amount of $7.5 million

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $128 million consist principally of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at July 31, 2009. The mortgage loans with fixed interest rates are secured by 11 properties with a net book value of $173 million and have fixed rates of interest ranging from 5.1% to 7.8%.  The Company has one variable rate mortgage loan in the amount of $7.9 million for which interest is currently accruing at approximately 1.16%.  The Company made principal payments of $13.4 million (including the repayment of a mortgage payable in the amount of $12.1 millon in fiscal 2009) in the nine months ended July 31, 2009 compared to $1.3 million in the comparable period of fiscal 2008.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one year extensions at the Company’s option. Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of July 31, 2009, the Company was in compliance with such covenants on the Secured Facility discussed below and Unsecured Facility.

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

As of September 9, 2009 the Company has approximately $72 million available to be drawn down under its two revolving credit facilities.

In May 2009, the Company, through a wholly-owned subsidiary, completed a new first mortgage financing on one of its properties in the amount of $18.9 million.  The new mortgage has a fixed rate of interest of 6.55% per annum with required monthly payments of principal and interest based on a 25 year amortization schedule.  The mortgage has a term of ten years and is due in May of 2019.  Proceeds from the mortgage financing in the amount of $17.1 million were used to repay the Facility.

In July 2009, the Company completed a new first mortgage financing on another of its properties in the amount of $17.8 million.  The new mortgage has a fixed rate of interest of 6.66% per annum with required monthly payments of principal and interest based on a 25 year amortization schedule.  The mortgage has a term of ten years and is due in August of 2019.  The Company hopes to use the proceeds for the acquisition of shopping centers in accordance with its business strategy or for general corporate purposes.

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

Off-Balance Sheet Arrangements

During the nine month periods ended July 31, 2009 and 2008, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the nine months ended July 31, 2009, the Company paid approximately $1,677,000 for property improvements, tenant improvement and leasing commission costs.  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $1.3 million for anticipated capital improvements and leasing costs during the balance of fiscal 2009. These expenditures are expected to be funded from operating cash flows or bank borrowings.

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

In July 2009, the Company borrowed $2.1 million on its Facility and used the proceeds to purchase an additional 14.6% of the outstanding limited partner interests in a consolidated partnership which owns the Ferry Plaza shopping center in Newark New Jersey for approximately $2.1 million.  The Company continues to be the sole general partner of the partnership.  As a result of the purchase, the Company increased its economic ownership percentage in the limited partnership from 60% to approximately 75%.

On July 24, 2009 the state of Connecticut acquired certain areas of a property owned by two of the Company’s wholly owned subsidiaries through a combination of condemnation and easement due to the construction of a bridge that runs over the property and awarded the Company’s subsidiaries a total of approximately $2.0 million which amount is recorded in other assets on the consolidated balance sheet at July 31, 2009.  Approximately $1.8 million of the total award represents amounts to be paid to the Company for easements provided to the state of Connecticut for certain areas of the property for the next 10 years, loss of rental income and property restoration costs.  The Company will amortize the easement and loss of rental income proceeds as an addition to income on a straight line basis evenly over the 10 year life of the easement and lost rent period.

The Company has accounted for the condemnation portion of the aforementioned award in accordance with FASB Interpretation No. 30: Accounting for Involuntary Conversions of Non-monetary Assets to Monetary Assets (“FIN 30”) which requires the Company to record a gain or loss on the excess or deficit of the proceeds received over the estimated net book value of the condemned non-monetary asset.  As a result of the transaction the company has recorded a gain on condemnation of approximately $70,000 which is recorded in other income on the consolidated statement of income for the three and nine months ended July 31, 2009.

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

The Company intends to sell these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At July 31, 2009, the two remaining non-core properties have a net book value of approximately $563,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the nine months and three months ended July 31, 2009 and 2008 (amounts in thousands).

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Net Income Applicable to Common and Class A Common Stockholders	$11,492	$12,925	$3,779	$4,318

Plus: Real property depreciation	8,608	8,222	2,871	2,858
Amortization of tenant improvements and allowances	2,504	2,008	648	682
Amortization of deferred leasing costs	546	395	144	106

Funds from Operations Applicable to Common and Class A Common Stockholders	$23,150	$23,550	$7,442	$7,964

Net Cash Provided by (Used in):
Operating Activities	$30,273	$33,862	$10,483	$12,762
Investing Activities	$(1,982)	$(26,614)	$(3,306)	$(2,960)
Financing Activities	$(7,723)	$(2,697)	$12,069	$(12,249)

FFO amounted to $23.2 million in the first nine months of fiscal 2009 compared to $23.6 million in the first nine months of fiscal 2008.  The net decrease in  FFO is attributable, among other things, to: a) a decrease in the occupancy percentage at some of the Company’s core properties which resulted in a reduction in base rent billed at some of our properties owned in both periods, b) an increase in preferred stock dividends in the first five months of fiscal 2009 as a result of the Company’s $60 million preferred stock sale in the second quarter of fiscal 2008, c) an increase in operating expenses from both acquired properties and properties held in both periods and d) a decrease in the timing of percentage rents collected in 2009 when compared with the same period in 2008 offset by: a) a gain on the sale of marketable equity securities of $381,000 during the second quarter of fiscal 2009, b) an increase in operating results at some of the Company’s properties as a result of property acquisitions in fiscal 2008 and c) a decrease in interest expense as a result of paying off a $12.1 million mortgage with proceeds from the Company's Facility at a lower rate of interest.  (See more detailed explanations which follow).

Results of Operations

The following information summarizes the Company’s results of operations for the nine month and three month periods ended July 31, 2009 and 2008 (amounts in thousands):

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2009	2008	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$46,055	$45,527	$528	1.2	$1,578	$(1,050)
Recoveries from tenants	16,339	14,173	2,166	15.3	1,027	1,139
Mortgage interest and other	572	472	100	21.2	49	51

Operating Expenses
Property operating expenses	10,524	9,330	1,194	12.8	450	744
Property taxes	9,899	8,707	1,192	13.7	324	868
Depreciation and amortization	11,704	10,684	1,020	9.5	452	568
General and administrative expenses	4,915	4,375	540	12.3	n/a	n/a

Other Income/Expenses
Interest expense	4,754	5,162	(408)	(7.9)	507	(915)
Interest, dividends and other investment income	256	276	(20)	(7.2)	n/a	n/a

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2009	2008	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$15,081	$15,589	$(508)	(3.3)	$176	$(684)
Recoveries from tenants	5,153	4,481	672	15.0	171	501
Mortgage interest and other	214	165	49	29.7	-	49

Operating Expenses
Property operating	3,015	2,779	236	8.5	82	154
Property taxes	3,313	3,035	278	9.2	37	241
Depreciation and amortization	3,678	3,668	10	0.3	51	(41)
General and administrative	1,622	1,491	131	8.8	n/a	n/a

Non-Operating Income/Expense
Interest expense	1,651	1,695	(44)	(2.6)	55	(99)
Interest, dividends, and other investment income	23	87	(64)	(73.6)	n/a	n/a

Revenues
Base rents increased by 1.2% to $46.1 million for the nine month period ended July 31, 2009 as compared with $45.5 million in the comparable period of 2008.  Base rents decreased 3.3% to $15.1 million for the three months ended July 31, 2009 as compared with $15.6 million in the comparable period of 2008.  The change in base rentals during each period was attributable to:

Property Acquisitions:

During fiscal 2008 the Company purchased or acquired interests in four properties totaling 205,500 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the three and nine month periods ended July 31, 2009.

Properties Held in Both Periods:

The decrease in base rents for properties held during the nine month and three month periods ended July 31, 2009 compared to the same periods in fiscal 2008, reflects an increase in vacancies occurring in fiscal 2008 and the first three quarters of fiscal 2009 at several of the Company’s core properties offset by an increase in rental rates for in place leases over the period.  For the first nine months of fiscal 2009, the Company leased or renewed approximately 465,000 square feet (or approximately 11.9% of total property leasable area).  At July 31, 2009 the Company’s core properties were approximately 90% leased.  Overall core property occupancy decreased to 90% at July 31, 2009 from 93% at July 31, 2008.

Recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $1,139,000 and $501,000 for the nine months and three months periods ended July 31, 2009 when compared to the same period in fiscal 2008. This increase was a result of an increase in property tax expense for properties held in both periods caused by increased assessments and municipal tax rate increases on certain properties.  In addition, the increase was further caused by increases in the amount billed to tenants for increased operating expenses including snow removal and maintenance costs in the first nine months of fiscal 2009 when compared to the same period in the prior year.

Expenses
Operating expenses for properties held in both periods increased by $744,000 and $154,000 in the nine months and three month periods ended July 31, 2009, compared to the same periods a year ago primarily as a result of increased snow removal and maintenance costs for the nine month period ended July 31, 2009 and increased maintenance costs for the three month period ended July 31, 2009.

Property taxes for properties held in both periods increased $868,000 and $241,000 during the nine month and three month period ended July 31, 2009 compared to the same period a year ago as a result of increased assessments and municipal tax rates on certain properties.

Interest expense decreased $408,000 and $44,000 in the nine month and three month period ended July 31, 2009 compared to the same periods in fiscal 2008 as a result of scheduled principal payments on mortgage notes, and the repayment of a $12.1 million mortgage note payable in March 2009 and $12.9 million in mortgage notes payable in fiscal 2008.

Depreciation and amortization expense from properties held in both periods increased $568,000 during the nine month period ended July 31, 2009 compared to the same period a year ago as a result of depreciation on $17 million in acquisitions in fiscal 2008 and a full quarter of depreciation for the $6.7 million in property improvements made in fiscal 2008 and the acceleration of depreciation and amortization on tenant improvements and deferred leasing charges related to two lease terminations in the first quarter of fiscal 2009.  Depreciation and amortization expense from properties held in both periods for the three month period ended July 31, 2009 was relatively unchanged.

General and administrative expenses increased by $540,000 and $131,000 in the nine month and three month periods ended July 31, 2009 compared to the same periods in fiscal 2008, primarily due to an increase in legal and professional, consulting and restricted stock compensation amortization expense.

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

As of July 31, 2009, the Company had $7.9 million in outstanding variable rate debt.  The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 6.1% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended July 31, 2009, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common Stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common Stock in the aggregate.  In addition the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  There were no purchases of either Common, Class A Common Stock or Preferred Stock under the Program during any month in the quarter ended July 31, 2009 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 771,822 shares, in the aggregate, may yet be purchased under the Program.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 9, 2009	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002