Form 10-K
period 2009-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2010-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-12803

URSTADT BIDDLE PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 863-8200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Class A Common Stock, par value $.01 per share	New York Stock Exchange

8.50 % Series C Senior Cumulative Preferred Stock	New York Stock Exchange

7.5 % Series D Senior Cumulative Preferred Stock	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes □	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes □	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  □

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes □	No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2009 (price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter): Common Shares, par value $.01 per share $45,066,000; Class A Common Shares, par value $.01 per share $266,728,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 7, 2010 (latest date practicable): 8,398,533 Common Shares, par value $.01 per share, and 18,310,825 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 9, 2010 (certain parts as indicated herein) (Part III).

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

Tax Status – Qualification as a Real Estate Investment Trust

The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with its taxable year ended October 31, 1970.  Pursuant to such provisions of the Code, a REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions regarding the nature of its income and assets will not be taxed on that portion of its taxable income which is distributed to its shareholders.  Although the Company believes that it qualifies as a real estate investment trust for federal income tax purposes, no assurance can be given that the Company will continue to qualify as a REIT.

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

At October 31, 2009, the Company owned or had an equity interest in forty-six properties comprised of neighborhood and community shopping centers, office buildings and industrial facilities located in seven states throughout the United States, containing a total of 3.9 million square feet of gross leasable area (“GLA”).  For a description of the Company's individual investments, see Item 2-Properties.

Investment and Operating Strategy

The Company's investment objective is to increase the cash flow and consequently the value of its properties.  The Company seeks growth through (1) the strategic re-tenanting, renovation and expansion of its existing properties, and (2) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in its targeted geographic region.  The Company may also invest in other types of real estate in the targeted geographic region. For a discussion of key elements of the Company’s growth strategies and operating policies, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

When evaluating potential acquisitions, the Company considers such factors as (1) economic, demographic, and regulatory conditions in the property’s local and regional market; (2) the location, construction quality, and design of the property; (3) the current and projected cash flow of the property and the potential to increase cash flow; (4) the potential for capital appreciation of the property; (5) the terms of tenant leases, including the relationship between the property’s current rents and market rents and the ability to increase rents upon lease rollover; (6) the occupancy and demand by tenants for properties of a similar type in the market area; (7) the potential to complete a strategic renovation, expansion or re-tenanting of the property; (8) the property’s current expense structure and the potential to increase operating margins; and (9) competition from comparable properties in the market area.

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

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties.  Of the forty-six properties in the Company's portfolio, forty-four properties are considered core properties, consisting of thirty-nine retail properties and five office buildings (including the Company's executive headquarters).  At October 31, 2009, these properties contained in the aggregate 3.5 million square feet of GLA. The Company's core properties collectively had 497 tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2009, the core properties were 92% leased.  The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2009, no single tenant comprised more than 6.7% of the total annual base rents of the Company’s core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2009.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	3	6.7%
Bed Bath & Beyond	4	4.9%
A&P Supermarkets	3	3.1%
TJX Companies	3	2.9%
ShopRite	3	2.8%
Staples	3	2.6%
Toys R Us	2	2.3%
Big Y	2	2.3%
BJ’s	2	2.1%
Shaws	1	1.9%
		31.6%

See Item 2 Properties for a complete list of the Company’s core properties.

The Company’s single largest real estate investment is its 90% general partnership interest in the Ridgeway Shopping Center (“Ridgeway”).  Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid 1990’s. The property contains approximately 371,000 square feet of gross leasable space.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2009, Ridgeway revenues represented approximately 15% of the Company’s total revenues and approximately 17% of the Company’s total assets at October 31, 2009. As of October 31, 2009, Ridgeway was approximately 99% leased. The property’s largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath and Beyond (15%) and Marshall’s Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2009 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent (%)
2010	3	30,779	468,000	4.7%
2011	2	4,440	153,000	1.5%
2012	5	24,809	867,000	8.8%
2013	13	103,192	3,324,000	33.7%
2014	3	5,758	217,000	2.2%
2015	4	14,675	511,000	5.2%
2016	-	-	-	-
2017	1	60,000	1,854,000	18.7%
2018	2	36,603	1,159,000	11.7%
2019	2	5,432	129,000	1.3%
Thereafter	2	62,532	1,208,000	12.2%

Total	37	348,220	$9,890,000	100.0%

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

At October 31, 2009, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2009.

The two industrial facilities consist of automobile and truck parts distribution warehouses.  The facilities are net leased to Chrysler Group, LLC under a lease arrangement whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.  The automobile industry in the United States remains in distress and although we believe that these two facilities are integral to the operations of Chrysler Group, LLC and the tenant will continue to service their lease until expiration, we cannot be sure.  For the fiscal years ended October 31, 2009, 2008, and 2007 revenues billed and collected under the above leases amounted to approximately $1,789,000, $1,776,000 and $1,702,000 respectively.

At October 31, 2009, the Company also held one fixed rate first mortgage note receivable, secured by a shopping center with a net book value of $1,170,000.

Financing Strategy

The Company intends to continue to finance acquisitions and property improvements and/or expansions with the most advantageous sources of capital which it believes are available to the Company at the time, and which may include the sale of common or preferred equity through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, investments in real estate joint ventures and the reinvestment of proceeds from the disposition of assets.  The Company’s financing strategy is to maintain a strong and flexible financial position by (1) maintaining a prudent level of leverage, and (2) minimizing its exposure to interest rate risk represented by floating rate debt.

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

The Company does not currently face any material immediate competitive re-leasing pressures with respect to its core properties.  The Company’s industrial properties are net leased under lease arrangements that are due to expire on January 14, 2011 (192,000 square feet) and June 14, 2012 (255,000 square feet).  The Company is currently in lease negotiations to extend the leases on these properties, the outcome of which can not be determined at the present time.  The Company does not consider its real estate business to be seasonal in nature.

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties.  The Company's remaining non-core industrial properties are net leased to tenants under lease arrangements, whereby the tenant is obligated to manage the property.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  It occupies approximately 8,000 square feet in a two-story office building owned by the Company. The Company has 35 employees and believes that its relationship with its employees is good.

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

Code of Ethics and Whistleblower Policy

The Company’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Controller.  The Board also adopted a Code of Business Conduct and Ethics applicable to all employees as well as a “Whistleblower Policy”.   These are available free of charge.

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location. Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  For the year ended October 31, 2009, approximately 85% of our total revenues were from properties located in these four counties. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our core properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company’s single largest real estate investment is its 90% interest in the Ridgeway Shopping Center (“Ridgeway”) located in Stamford, Connecticut.  For the year ended October 31, 2009, Ridgeway revenues represented approximately 15% of the Company’s total revenues and approximately 17% of the Company’s total assets at October 31, 2009.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

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

We face potential difficulties or delays in renewing leases or re-leasing space.  We derive most of our income from rent received from our tenants.  Although substantially all of our properties currently have favorable occupancy rates, we cannot predict that current tenants will renew their leases upon the expiration of their terms.  In addition, if current tenants attempt to terminate their leases prior to the scheduled expiration of such leases or might have difficulty in continuing to pay rent in full, if at all, in the event of a severe economic downturn.  If this occurs, we may not be able to promptly locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations.  Even if tenants decide to renew their leases, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms.

In some cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants within the center to sell that merchandise or provide those services.  When re-leasing space after a vacancy in a center with one of these tenants, such provisions may limit the number and types of prospective tenants for vacant space.  The failure to re-lease space or to re-lease space on satisfactory terms could adversely affect our results from operations.  Additionally, properties we may acquire in the future may not be fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. As a result, our net income, funds from operations and ability to pay dividends to stockholders could be adversely affected.

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

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.  We have incurred, and expect to continue to incur, indebtedness to advance our objectives. The only restrictions on the amount of indebtedness we may incur are certain contractual restrictions and financial covenants contained in our unsecured revolving credit agreement and certain financial ratios and covenants contained in the terms of our Series C and Series E preferred stock.   Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased return on our investment, but at the same time creates risks.  We use debt to fund investments only when we believe it will enhance our risk-adjusted returns.  However, we cannot be sure that our use of leverage will prove to be beneficial.  Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations.  Incurring substantial debt may adversely affect our business and operating results by:

•	requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for distributions, acquisitions and capital expenditures;
•	making us more vulnerable to economic and industry downturns and reducing our flexibility in response to changing business and economic conditions; or
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

Our ability to grow will be limited if we cannot obtain additional capital.  Our growth strategy includes the redevelopment of properties we already own and the acquisition of additional properties.  Because we are required to distribute to our stockholders at least 90% of our taxable income each year to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes, in addition to our undistributed operating cash flow, we rely upon the availability of debt or equity capital to fund our growth, which financing may or may not be available on favorable terms or at all.  The debt could include mortgage loans from third parties or the sale of debt securities.  Equity capital could include our common stock or preferred stock.  Additional financing, refinancing or other capital may not be available in the amounts we desire or on favorable terms.

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

Prior to the acquisition of any property and from time to time thereafter, we obtain Phase I environmental reports and, when deemed warranted, Phase II environmental reports concerning the Company’s properties.  Management is not aware of any environmental condition with respect to any of our property interests that we believe would be reasonably likely to have a material adverse effect on the Company.  There can be no assurance, however, that (a) the discovery of environmental conditions that were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of the Company’s properties, will not expose the Company to material liability in the future.  Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

Some of the stocks in our REIT marketable securities portfolio are currently trading below our cost and might not recover their value.  The Company has unrealized losses of $216,000 in its REIT securities portfolio as of October 31, 2009.  The Company currently deems these unrealized losses to be temporary.   The REIT securities market has recently been driven to unusually low prices and high investment yields.  The dividends received from our marketable securities investments continue to meet our expectations.  It is our intent to hold these securities for the long-term.  If and when the losses are deemed to be other than temporary unrealized losses will be realized and reclassified into earnings.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman and Chief Executive Officer, who beneficially owns 40.0% of our outstanding Common Sock and 1.6% of our outstanding Class A common stock as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 36.2% of our outstanding voting interests.  In addition, our directors and executive officers, as a group, hold approximately 56.8% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A common stock.  The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

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

Item 1B.        Unresolved Staff Comments

None.

Item 2.      Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2009.  Except as otherwise noted, all core properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT (1)	1997	1950	2002	371,000	13.6	37	99%	Stop & Shop Supermarket
Springfield, MA	1996	1970	1970	326,000	26.0	27	87%	Big Y Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	25	87%	ShopRite Supermarket
Stratford, CT	1988	1978	2005	269,000	29.0	15	89%	Stop & Shop Supermarket
Yorktown, NY	1997	1973	2005	200,000	16.4	9	97%	Staples
Danbury, CT	-	1989	1995	194,000	19.3	22	99%	Christmas Tree Shops
White Plains, NY	1994	1958	2003	185,000	3.5	10	100%	Toys “R” Us
Ossining, NY	2000	1978	1998	137,000	11.4	24	85%	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26.0	24	94%	Home Goods
Carmel, NY	1999	1983	1995	129,000	19.0	20	98%	ShopRite Supermarket
Wayne, NJ	1992	1959	1992	102,000	9.0	36	89%	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	6	73%	JoAnn’s Fabrics
Newark, NJ (2)	-	1995	2008	101,000	8.4	15	100%	Pathmark
Darien, CT	1992	1955	1998	95,000	9.5	17	99%	Shaw’s Supermarket
Emerson, NJ	-	1981	2007	93,000	7.0	14	93%	ShopRite Supermarket
New Milford, CT	-	1966	2008	79,000	7.6	5	100%	Big Y Supermarket
Somers, NY	-	1991	1999	78,000	10.8	29	93%	CVS
Orange, CT	-	1990	2003	78,000	10.0	10	87%	Trader Joe’s Supermarket
Eastchester, NY	2002	1978	1997	70,000	4.0	10	87%	Food Emporium
Ridgefield, CT	1999	1930	1998	51,000	2.1	34	87%	Keller Williams
Rye, NY (4 buildings)	-	Various	2004	40,000	1.0	16	80%	Cosi
Westport, CT	-	1986	2003	39,000	3.0	10	100%	Pier One Imports
Ossining, NY	-	1975	2001	38,000	1.0	18	88%	Dress Barn
Danbury, CT	-	1988	2002	33,000	2.7	3	75%	Sleepys’
Ossining, NY	2001	1981	1999	29,000	4.0	4	100%	Westchester Community College
Pelham, NY	-	1975	2006	26,000	1.0	9	100%	Gristede’s Supermarket
Queens, NY (2 buildings)	-	1960	2006	24,000	1.0	14	87%	Melodya
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	RiteAid
Somers, NY	-	1987	1992	19,000	4.9	10	91%	Putnam County Savings Bank
Monroe, CT	-	2005	2007	10,000	2.0	4	71%	Starbucks
Office Properties and Bank Branches:
Greenwich, CT (5 buildings)	-	various	various	59,000	2.8	16	73%	Tutor Time
Bank Branches, NY	-	1960	2008 & 2009	23,000	0.7	3	85%	JP Morgan Chase
				3,471,000		497

(1) The Company is the sole general partner in the partnership that owns this property.

(2)  A wholly-owned subsidiary of the Company is the sole general partner that owns this property.

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

At October 31, 2009, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2009.

The following table sets forth information concerning each non-core property at October 31, 2009.  The non-core properties are 100% owned by the Company.

Location	Year Renovated	Year Completed	Year Acquired	Rentable Square Feet	Acres	# of Tenants	Leased	Principal Tenant

Dallas, TX	1989	1970	1970	255,000	14.5	1	100%	Chrysler Group, LLC

St. Louis, MO	2000	1970	1970	192,000	16.0	1	100%	Chrysler Group, LLC

				447,000		2

Total Portfolio				3,918,000		499

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for leases in place as of October 31, 2009, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet

2010 (1)	90	438,000	11.83%
2011	65	418,000	11.29%
2012	77	698,000	18.85%
2013	56	324,000	8.76%
2014	52	327,000	8.84%
2015	35	338,000	9.11%
2016	32	130,000	3.51%
2017	27	252,000	6.80%
2018	21	155,000	4.20%
2019	24	108,000	2.91%
Thereafter	20	515,000	13.90%
Total	499	3,703,000	100.00%

(1)  Represents lease expirations from November 1, 2009 to October 31, 2010 and month-to-month leases.

Item  3.       Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings.  However, there are no material legal proceedings presently pending against the Company.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2009.

PART II

Item 5.      Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and “UBA,” respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2009 and 2008 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2009		Fiscal Year Ended October 31, 2008
	Low	High	Low	High
First Quarter	$11.65	$16.60	$13.69	$18.38
Second Quarter	$9.59	$14.70	$14.10	$17.84
Third Quarter	$11.54	$14.50	$14.76	$18.14
Fourth Quarter	$12.70	$15.11	$12.91	$18.41

Class A Common shares:	Fiscal Year Ended October 31, 2009		Fiscal Year Ended October 31, 2008
	Low	High	Low	High
First Quarter	$12.82	$17.39	$13.75	$18.13
Second Quarter	$10.08	$16.05	$13.38	$17.71
Third Quarter	$12.46	$16.19	$14.42	$17.64
Fourth Quarter	$14.24	$16.21	$12.79	$19.04

(b) Approximate Number of Equity Security Holders

At December 31, 2009 (latest date practicable), there were 1,009 shareholders of record of the Company's Common Stock and 1,005 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2009 and 2008:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Capital Gain	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Capital Gain
January 16, 2009	$.2175	$.1385	$.075	$.004	$.2400	$.154	$.082	$.004
April 17, 2009	$.2175	$.1385	$.075	$.004	$.2400	$.154	$.082	$.004
July 17, 2009	$.2175	$.1385	$.075	$.004	$.2400	$.154	$.082	$.004
October 16, 2009	$.2175	$.1385	$.075	$.004	$.2400	$.154	$.082	$.004
	$.87	$.554	$.300	$.016	$.96	$.616	$.328	$.016

	Common Shares			Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion
January 18, 2008	$.2150	$.159	$.056	$.2375	$.175	$.0625
April 18, 2008	$.2150	$.159	$.056	$.2375	$.175	$.0625
July 28, 2008	$.2150	$.159	$.056	$.2375	$.175	$.0625
October 17, 2008	$.2150	$.159	$.056	$.2375	$.175	$.0625
	$.86	$.636	$.224	$.95	$.70	$.25

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2009, the Company made distributions to stockholders aggregating $0.87 per Common share and $0.96 per Class A Common share. On December 16, 2009, the Company’s Board of Directors approved the payment of a quarterly dividend payable January 22, 2010 to stockholders of record on January 8, 2010. The quarterly dividend rates were declared in the amounts of $0.2200 per Common share and $0.2425 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2009, 1,075,802 shares of Common Stock and 194,837 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common Stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common Stock in the aggregate.  In addition the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  During fiscal 2009 and 2008 the Company repurchased 38,700 shares of Class A Common Stock at an aggregate purchase price of $506,000 and 623,278 shares of Class A Common Stock at an aggregate purchase price of $9,009,000, respectively.  As of October 31, 2009, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the repurchase program. The Company has not yet repurchased any Preferred Stock under the Program.

The following table sets forth the shares repurchased by the Company during the three month period ended October 31, 2009:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
August 1, 2009 – August 31, 2009	-	-	-	771,822
September 1, 2009 – September 30, 2009	-	-	-	771,822
October 1, 2009 – October 31, 2009	-	-	-	771,822

Item 6.      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2009	2008	2007	2006	2005
Balance Sheet Data:
Total Assets	$504,539	$506,117	$471,770	$451,350	$464,439

Mortgage Notes Payable	$116,417	$104,954	$96,282	$104,341	$111,786

Redeemable Preferred Stock	$96,203	$96,203	$52,747	$52,747	$52,747

Operating Data:
Total Revenues	$82,572	$80,856	$81,880	$72,302	$68,371

Total Expenses and Minority Interest	$55,490	$52,649	$49,630	$48,708	$46,134

Income from Continuing Operations before Discontinued Operations	$27,743	$28,525	$32,751	$24,544	$22,968

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$.60	$.66	$.95	$.63	$.66
Common Stock	$.55	$.60	$.86	$.56	$.60

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$.59	$.64	$.93	$.61	$.64
Common Stock	$.54	$.58	$.83	$.55	$.58

Cash Dividends on:
Class A Common Stock	$.96	$.95	$.92	$.90	$.88
Common Stock	$.87	$.86	$.83	$.81	$.80
Total	$1.83	$1.81	$1.75	$1.71	$1.68

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$42,611	$44,997	$49,307	$35,429	$35,505

Investing Activities	$(3,095)	$(33,694)	$(19,457)	$(20,129)	$(61,348)

Financing Activities	$(30,840)	$(13,857)	$(28,432)	$(38,994)	$26,397

Funds from Operations (Note 1)	$30,108	$30,444	$37,062	$28,848	$29,355

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

Forward-Looking Statements
This Item 7 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 7 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Many of these risks are discussed in Item 1A. Risk Factors.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2009, the Company owned or had interests in 46 properties containing a total of 3.9 million square feet of GLA of which approximately 93% was leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in fiscal 2010, expects that it will continue to experience increased vacancy rates at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 93% of the Company’s portfolio remains leased.  The Company has a strong capital structure with no debt maturing in the next 12 months.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

Primarily as a result of property acquisitions in fiscal 2008, the Company’s financial data shows increases in total revenues and expenses from period to period.

The Company focuses on increasing cash flow, and consequently the value of its properties, and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income-producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at October 31, 2009.

Liquidity and Capital Resources
At October 31, 2009, the Company had unrestricted cash and cash equivalents of $10.3 million compared to $1.7 million at October 31, 2008.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

As a result of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets.  The Company maintains a ratio of total debt to total assets of under 25% which allows the Company to obtain additional secured mortgage borrowings if necessary.  The Company’s earliest significant fixed rate debt maturity is not until 2011.  As of October 31, 2009, the Company has loan availability of $80 million on its two revolving lines of credit.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2010 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2009, 2008 and 2007, net cash flow provided by operations amounted to $42.6 million, $45.0 million and $49.3 million, respectively.  Cash dividends paid on common and preferred shares increased to $37.7 million in fiscal 2009 compared to $36.0 million in fiscal 2008 and $33.1 million in fiscal 2007.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $42.6 million in fiscal 2009, compared to $45.0 million in fiscal 2008 and $49.3 million in fiscal 2007.  The changes in operating cash flows were primarily the result of:

Decrease from fiscal 2008 to fiscal 2009:

 a) an increase in tenant receivables in fiscal 2009 relating to common area maintenance and real estate tax billings for increased expenses in those two categories at some of the Company’s properties; b) an increase in other assets in fiscal 2009 as a result of payments made in advance for real estate taxes on properties with increased real estate tax assessments when compared with similar payments made in the prior period for those same properties; c) a decrease in net operating results at some of the Company’s properties owned during both periods; d) an increase in restricted cash relating to deposits for the two new mortgages the Company entered into in fiscal 2009; offset by: e) the addition of the net operating results of the Company’s acquired properties in fiscal 2008.

Decrease from fiscal 2007 to fiscal 2008:

a) The one-time receipt in fiscal 2007 of $6.0 million relating to the settlement of a lease guarantee; b) an increase in tenant receivables in fiscal 2008 relating to common area maintenance and real estate tax billings for increased expenses in those two categories at some of the Company’s properties; offset by: c) an increase in net operating results at some of the Company’s properties owned during both periods.

Investing Activities

Net cash flows used in investing activities were $3.1 million in fiscal 2009, $33.7 million in fiscal 2008 and $19.5 million in fiscal 2007. The changes in investing cash flows were primarily the result of:

Decrease from fiscal 2008 to fiscal 2009:

a) The Company acquiring $23.9 million (five properties) in properties in fiscal 2008 when compared with $600,000 (3 retail bank branches) in fiscal 2009, and b) the Company incurring $6.4 million more in improvements and deferred charges related to its properties in fiscal 2008 when compared to fiscal 2009.

Increase from fiscal 2007 to fiscal 2008:

a) The Company acquiring $21.3 million (two properties) in properties in fiscal 2007 when compared with $23.9 million (five properties) in fiscal 2008; and b) the Company receiving $13.2 million in proceeds from selling one property in fiscal 2007; offset by $2.8 million paid by the Company to purchase the remaining limited partnership interest in its Eastchester property in fiscal 2007.

The Company also invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $30.8 million in fiscal 2009, $13.9 million in fiscal 2008 and $28.4 million in fiscal 2007.  The change in net cash used by financing activities was primarily attributable to:

Cash generated:

Fiscal 2009: (Total $51.8 million)
•	Mortgage proceeds of $36.7 million from the refinancing of one property with a larger mortgage and the placing of a mortgage on another property which was unencumbered.
•	Proceeds from revolving credit line borrowings in the amount of $14.1 million.

Fiscal 2008: (Total $78.3 million)
•	Net proceeds from the issuance of Series E Preferred stock in the amount of $58.0 million.
•	Proceeds from revolving credit line borrowings in the amount of $18.1 million.
•	Repayment to the Company of an officer note receivable in the amount of $1.3 million.

Fiscal 2007: (Total $15.0 million)
•	Proceeds from revolving credit line borrowings in the amount of $14.2 million.

Cash used:

Fiscal 2009: (Total $82.7 million)
•	Dividends to shareholders in the amount of $37.7 million.
•	Repayment of revolving credit line borrowings in the amount of $19.2 million.
•	Repayment of mortgage notes payable in the amount of $25.2 million.

Fiscal 2008:  (Total $92.2 million)
•	Dividends to shareholders in the amount of $36.0 million.
•	Repayment of Series B Preferred stock in the amount of $15.0 million.
•	Repayment of revolving credit line borrowings in the amount of $ 25.2 million.
•	Repayment of mortgage notes payable in the amount of $7.0 million.
•	Repurchase of Class A common stock in the amount of $9.0 million.

Fiscal 2007:  (Total $43.4 million)
•	Dividends to shareholders in the amount of $33.1 million.
•	Repayment of revolving credit line borrowings in the amount of $ 2.0 million.
•	Repayment of mortgage notes payable in the amount of $8.1 million.

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

Financings and Debt

During fiscal 2009, the Company, through a wholly-owned subsidiary, completed a new first mortgage financing on one of its properties in the amount of $18.9 million.  The new mortgage has a fixed rate of interest of 6.55% per annum with required monthly payments of principal and interest based on a 25-year amortization schedule.  The mortgage has a term of ten years and is due in May of 2019.  Proceeds from the mortgage financing in the amount of $17.1 million were used to repay borrowings under the Company’s unsecured revolving credit facility.  Additionally in fiscal 2009, the Company completed a new first mortgage financing on another of its properties in the amount of $17.8 million.  The new mortgage has a fixed rate of interest of 6.66% per annum with required monthly payments of principal and interest based on a 25-year amortization schedule.  The mortgage has a term of ten years and is due in August of 2019.  The Company hopes to use the proceeds for the acquisition of shopping centers in accordance with its business strategy or for general corporate purposes.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $116.4 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at October 31, 2009. The mortgage loans are secured by 10 properties with a net book value of $165 million and have fixed rates of interest ranging from 5.52% to 7.78%.  The Company made principal payments of $25.2 million (including the repayment of $23.4 million in mortgages that matured) in fiscal 2009 compared to $7.0 million (including the repayment of $5.3 million in mortgages that matured) in fiscal 2008 and $8.1 million (including the repayment of $5.7 million in mortgages that matured) in fiscal 2007.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

In fiscal 2008, the Company entered into a new $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one-year extensions at the Company’s option.  Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings bear interest at the Company’s option of Eurodollar plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of October 31, 2009, the Company was in compliance with such covenants in the Unsecured Facility and in the Secured Facility discussed below.

In fiscal 2008, the Company renewed its secured revolving credit facility with The Bank of New York Mellon (the “Secured Facility”) which provides for borrowings of up to $30 million for an additional three years to April 2011.  The Secured Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at The Bank of New York Mellon’s prime lending rate plus 0.50% or Eurodollar plus 1.75%.  The Secured Facility requires the Company to maintain certain debt service coverage ratios during its term.  For a further discussion of covenants under the Secured Facility, see "Item 1A. Risk Factors -  We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and that failure to comply could result in defaults that accelerate the payment under our debt."  The Company pays an annual fee of 0.25% on the unused portion of the Secured Facility.  The Secured Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

Contractual Obligations

The Company’s contractual payment obligations as of October 31, 2009 were as follows (amounts in thousands):

Payments Due by Period

	Total	2010	2011	2012	2013	2014	Thereafter
Mortgage notes payable**	$116,417	$7,209	$6,065	$5,840	$5,265	$2,042	$89,996
Tenant obligations*	906	906	-	-	-	-	-
Total Contractual Obligations	$117,323	$8,115	$6,065	$5,840	$5,265	$2,042	$89,996

*Committed tenant-related obligations based on executed leases as of October 31, 2009.
**The Company repaid its only fiscal 2010 maturing mortgage note payable on December 1, 2009.

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

Off-Balance Sheet Arrangements

During the years ended October 31, 2009 and 2008, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2009, the Company paid approximately $2.3 million for property improvements, tenant improvement and leasing commission costs.  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $10.0 million for anticipated capital and tenant improvements and leasing costs in fiscal 2010. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

On July 24, 2009, the State of Connecticut acquired certain areas of a property owned by two of the Company’s wholly owned subsidiaries through a combination of condemnation and easement due to the construction of a bridge that runs over the property and awarded the Company’s subsidiaries a total of approximately $2.0 million which amount is recorded in other assets on the consolidated balance sheet at October 31, 2009.  Approximately $1.8 million of the total award represents amounts to be paid to the Company for easements provided to the State of Connecticut for certain areas of the property for the next 10 years, loss of rental income and property restoration costs.  The Company will amortize the easement and loss of rental income proceeds as an addition to income on a straight-line basis evenly over the 10-year life of the easement and lost rent period.

In August 2009, the Company acquired three retail properties in Westchester County, New York, for a cash purchase price of approximately $600,000, including closing costs.

In April 2008, the Company through a subsidiary, which is the sole general partner, acquired a 60% interest in UB Ironbound, LP, (“Ironbound”), a newly formed limited partnership that acquired by contribution a 101,000 square foot shopping center in Newark, New Jersey (“Ferry Plaza”), valued at $26.3 million, including transaction costs of approximately $297,000 and the assumption of an existing first mortgage loan on the property at its estimated fair value of $11.9 million at a fixed interest rate of 6.15%.  The Company’s net investment in Ironbound amounted to $8.6 million.  In July 2009, the Company borrowed $2.1 million on its Unsecured Revolving Credit Facility and used the proceeds to purchase through a subsidiary an additional 14.6% of Ironbound for approximately $2.1 million. A Subsidiary of the Company continues to be the sole general partner of the partnership.  As a result of the purchase, this subsidiary  increased its economic ownership percentage in Ironbound from 60% to approximately 75%.

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

In August 2008, the Company acquired a 79,000 square foot shopping center in Litchfield County, Connecticut (“Veteran’s Plaza”) for a purchase price of $10.4 million, including the assumption of a first mortgage loan.  The Company recorded the assumption of the mortgage loan at its estimated fair value which approximated $3.7 million.

In January 2007, the Company acquired a 10,100 square foot shopping center located in Monroe, Connecticut for approximately $3.8 million, including closing costs.

In April 2007, the Company acquired the Emerson Shopping Plaza, a 92,000 square foot shopping center located in Emerson, New Jersey for a purchase price of approximately $17.5 million, including closing costs.

In May 2007, the Company acquired, by contribution, a 20% economic interest in a general partnership which owns a retail/office property in Westchester County, New York.  Simultaneously, the Company contributed one of its wholly-owned retail properties into a newly formed limited liability company (“LLC”).  As a result of the contributions, the Company owns approximately 76% of the LLC, the accounts of which are included in the accompanying consolidated financial statements at October 31, 2009 and 2008.

In August 2007, the Company purchased all of the limited partner operating partnership units in a consolidated partnership that owned The Shoppe’s at Eastchester, in Eastchester, New York for $2.8 million.  Prior to the purchase, the Company was the sole general partner in the partnership.  As a result of the purchase, the partnership terminated and the property is now directly owned by the Company.

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

In fiscal 2009, the Company sold a 3,400 square foot vacant retail property located in Eastchester, New York for a sales price of approximately $925,000. This property was acquired by the Company in fiscal 2008 and there was no significant gain or loss recorded on the sale.

In fiscal 2009, the Company negotiated a contract to sell its two Queens properties for a sales price, including closing costs, of $8.1 million.  The Company plans on closing on the sale in February or March 2010.

In fiscal 2007, the Company sold its Tempe, Arizona property for a sales price of $13.2 million.  The proceeds were used to complete the acquisition of the Emerson, New Jersey property.  The Company recorded a gain on sale of approximately $11.4 million in fiscal 2007.

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

The Company intends to sell its remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  In fiscal 2007, the Company sold its Tempe, Arizona property, a non-core property, for $13.2 million and recorded a gain on sale of the property of $11.4 million.  There were no sales of non-core properties in fiscal 2009 and fiscal 2008.  At October 31, 2009, the two remaining non-core properties have a net book value of approximately $539,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2009 (amounts in thousands).

	Year Ended October 31,
	2009	2008	2007
Net Income Applicable to Common and Class A Common Stockholders	$14,649	$16,147	$35,046

Real property depreciation	11,463	10,966	10,530
Amortization of tenant improvements and allowances	3,169	2,822	2,267
Amortization of deferred leasing costs	672	509	564
Depreciation and amortization on discontinued operations	-	-	40
(Gains) loss on sales of properties and assets held for sale	155	-	(11,385)

Funds from Operations Applicable to Common and Class A Common Stockholders	$30,108	$30,444	$37,062

Net Cash Provided by (Used in):
Operating Activities	$42,611	$44,997	$49,307
Investing Activities	$(3,095)	$(33,694)	$(19,457)
Financing Activities	$(30,840)	$(13,857)	$(28,432)

FFO amounted to $30.1 million in fiscal 2009 compared to $30.4 million in fiscal 2008, compared to $37.1 million in fiscal 2007.  The net decrease in FFO in fiscal 2009, when compared with fiscal 2008, is attributable, among other things, to:  a) a decrease in the occupancy percentage at some of the Company’s core properties which resulted in a reduction in base rent billed and tenant reimbursements accrued at some of our properties owned in both periods, b) an increase in preferred stock dividends in the first five months of fiscal 2009 as a result of the Company’s $60 million preferred stock sale in the second quarter of fiscal 2008, c) an increase in operating expenses from both acquired properties and properties held in both periods, d) the timing of percentage rents collected in 2008 when compared with the same period in 2009 and e) an increase in general and administrative expenses offset by: a) a gain on the sale of marketable equity securities of $381,000 during fiscal 2009, b) an increase in operating results at some of the Company’s properties as a result of property acquisitions in fiscal 2008 and c) a decrease in interest expense as a result of paying off $12.1 million mortgage with proceeds from the Company’s Facility at a lower rate of interest.  (See more detailed explanations which follow).

The decrease in FFO in fiscal 2008 when compared with fiscal 2007, is attributable, among other things, to: a) the one-time receipt of a settlement of a lease guarantee obligation in the second quarter of fiscal 2007 in the amount of $6 million, b) an increase in general and administrative expenses, c) an increase in preferred stock dividends in fiscal 2008 as a result of the Company’s $60 million preferred stock sale in March 2008, d) the one-time expense of offering costs, which were deferred by the Company, on the redemption of the Company’s Series B Preferred Stock in the second quarter of fiscal 2008 and e) a decrease in other income; offset by f) an increase in operating income as a result of property acquisitions in fiscal 2007 and 2008 and g) a decrease in interest expense principally from the mortgage refinancing of one of the Company’s properties at a lower interest rate in October 2007.

Results of Operations

Fiscal 2009 vs. Fiscal 2008

The following information summarizes the Company’s results of operations for the year ended October 31, 2009 and 2008 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2009	2008	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$61,178	$61,008	$170	0.3%	$1,652	$(1,482)
Recoveries from tenants	20,728	18,938	1,790	9.5%	1,139	651
Mortgage interest and other	589	849	(260)	(30.6)%	49	(309)

Operating Expenses
Property operating	13,239	12,937	302	2.3%	495	(193)
Property taxes	13,089	12,059	1,030	8.5%	332	698
Depreciation and amortization	15,366	14,374	992	6.9%	469	523
General and administrative	6,350	5,853	497	8.5%	n/a	n/a

Non-Operating Income/Expense
Interest expense	6,695	7,012	(317)	(4.5)%	513	(830)
Interest, dividends, and other investment income	280	318	(38)	(11.9)%	n/a	n/a

Base rents increased by 0.3% to $61.2 million in fiscal 2009 as compared with $61.0 million in the comparable period of 2008.  The increase in base rentals and the changes in other income statement line items was attributable to:

Property Acquisitions:

During fiscal 2009 and 2008, the Company purchased or acquired interests in eight properties totaling 226,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the fiscal year ended October 31, 2009.

Properties Held in Both Periods:

Revenues:

The decrease in base rents for properties held during fiscal year ended October 31, 2009 compared to the same period in fiscal 2008, reflects an increase in vacancies occurring in fiscal 2009 and 2008 at several of the Company’s core properties offset by an increase in rental rates for in-place leases over the period.  During the fiscal year ended 2009, the Company leased or renewed approximately 601,000 square feet (or approximately 15.4% of total property leasable area).  At October 31, 2009, the Company’s core properties were approximately 92% leased.  Overall core property occupancy decreased to 91% at October 31, 2009 from 93% at October 31, 2008.

Recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $651,000 when compared to the same period in fiscal 2008. This increase was a result of an increase in property tax expense for properties held in both periods caused by increased assessments and municipal tax rate increases on certain properties.

The Company’s single largest real estate investment is the Ridgeway Shopping Center located in Stamford, Connecticut (which is owned by a consolidated joint venture in which the Company has a 90% controlling interest).  Ridgeway’s revenues represented approximately $12.8 million or 15.4% of total revenues in fiscal 2009 compared to $12.0 million or 15.0% of total revenues in fiscal 2008.  At October 31, 2009, the property was approximately 99% leased. No other property in the Company’s portfolio comprised more than 10% of the Company’s consolidated revenues in fiscal 2009.

Operating Expenses:

Operating expenses for properties held in both periods were relatively unchanged during fiscal 2009 when compared with the same period of fiscal 2008.

Property taxes for properties held in both periods increased by $698,000 or 5.8% during fiscal 2009 when compared to the same period of fiscal 2008 as a result of increased assessments and municipal tax rates on certain properties.

Depreciation and amortization expense from properties held in both periods increased $523,000 during fiscal 2009 when compared to the same period of fiscal 2008 as a result of depreciation on $24 million in acquisitions in fiscal 2008 and the acceleration of depreciation and amortization on tenant improvements and deferred leasing charges related to two lease terminations in fiscal 2009.

General and administrative expenses increased by $497,000 in fiscal 2009 when compared to the same periods in fiscal 2008, primarily due to an increase in legal and professional, consulting and restricted stock compensation amortization expense.

Non-Operating Expenses:

Interest expense for properties held in both periods decreased by $830,000 during fiscal 2009 when compared to the same period of fiscal 2008 as a result of scheduled principal payments on mortgage notes payable and the repayment of $23.4 million in mortgage notes payable in 2009; offset by two new mortgages entered into by the Company in the amount of $36.7 million in May and July of fiscal 2009.

Fiscal 2008 vs. Fiscal 2007

	Year Ended
	October 31,				Change Attributable to:
Revenues	2008	2007	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$61,008	$57,260	$3,748	6.5%	$2,276	$1,472
Recoveries from tenants	18,938	17,660	1,278	7.2%	620	658
Mortgage interest and other	849	845	4	0.5%	2	2

Operating Expenses
Property operating	12,937	12,109	828	6.8%	747	81
Property taxes	12,059	10,926	1,133	10.4%	455	678
Depreciation and amortization	14,374	13,442	932	6.9%	656	276
General and administrative	5,853	4,979	874	17.6%	n/a	n/a

Non-Operating Income/Expense
Interest expense	7,012	7,773	(761)	(9.8)%	441	(1,202)
Interest, dividends, and other investment income	318	501	(183)	(36.5)%	n/a	n/a

Base rents increased by 6.5% to $61.0 million in fiscal 2008 as compared with $57.3 million in the comparable period of 2007.  The increase in base rentals and the changes in other income statement line items was attributable to:

Property Acquisitions:

During fiscal 2008 and 2007, the Company purchased or acquired interests in seven properties totaling 308,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the fiscal year ended October 31, 2008.

Properties Held in Both Periods:

Revenues:

The increase in base rents for properties held in both periods during the fiscal year ended October 31, 2008 compared to the same periods in fiscal 2007 reflects an increase in rental rates for in-place leases and new leases entered into over the periods offset by an increase in vacancies occurring during fiscal 2008 at several of the Company’s core properties.  During fiscal 2008, the Company leased or renewed approximately 303,000 square feet (or approximately 8.0% of total property leasable area) at an approximate rental rate increase of 11%.  At October 31, 2008, the Company’s core properties were approximately 94% leased.  The overall core property occupancy rate decreased from 95% at October 31, 2007 to 93% at October 31, 2008.

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

Operating Expenses:

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

General and administrative expenses increased by $874,000 in fiscal 2008 compared to fiscal 2007 primarily due to an increase in employee compensation costs, professional fees of $276,000 and employment placement fees of $79,000.

Non-Operating Income/Expense:

Interest, dividends and other investment income decreased by $183,000 in fiscal 2008 compared to fiscal 2007.  This decrease is a result of the use of available cash in 2008 primarily for property acquisitions as well as the repurchase of Class A Common Stock under the Company’s share repurchase program.

Interest expense decreased $761,000 in fiscal 2008 when compared to fiscal 2007 as a result of scheduled principal payments on mortgage notes, the refinancing of an approximately $53 million mortgage at the Company’s Ridgeway property at a lower rate of interest in the fourth quarter of fiscal 2007 and the repayment of mortgage notes of $5.3 million during 2008.

Assets Held for Sale and Discontinued Operations

In fiscal 2009, the Company sold a 3,400 square foot vacant retail property located in Eastchester, New York for a sales price of approximately $925,000. This property was acquired by the Company in fiscal 2008 and there was no significant gain or loss recorded on the sale.  The property had no operating activity and accordingly the Company will not report any discontinued operations.

Also in fiscal 2009, the Company negotiated a contract to sell its two Queens properties for a sales price, including closing costs, of $8.1 million.  In accordance with GAAP, the Company adjusted the carrying value of the property to $8.1 million and realized a loss on assets held for sale of approximately $155,000.  The $155,000 is included as a reduction of other income in the consolidated statement of income for fiscal 2009 as the Company determined that the amount of loss, operations and revenue of the property were insignificant to disclose separately as discontinued operations on the consolidated statement of income for all periods presented.

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

Revenues from discontinued operations on the Tempe, Arizona property were $320,000 for the years ended October 31, 2007.

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

The following table sets forth the Company’s long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2009 (amounts in thousands, except weighted average interest rate):
For the years ended October 31,
	2010		2011	2012	2013	2014	Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$7,209	*	$6,065	$5,840	$5,265	$2,042	$89,996	$116,417	$115,451
Weighted average interest rate for debt maturing	7.780%		7.250%	6.582%	6.25%	-	5.99%

*  The Company repaid the only maturing fiscal 2010 mortgage on December 1, 2009 in the amount of $5.2 million.

At October 31, 2009, the Company had no outstanding variable rate debt.

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

Item 8.      Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item, together with the reports of the Company's independent registered public accounting firm thereon and the supplementary financial information required by this Item, are included under Item 15 of this Annual Report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2009 and 2008.

Item 9A.        Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of October 31, 2009.  The Company’s independent registered public accounting firm, PKF, Certified Public Accountants, A Professional Corporation, has audited the effectiveness of the Company’s internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited Urstadt Biddle Properties Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Urstadt Biddle Properties Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2009 and our report dated January 12, 2010 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
January 12, 2010	Certified Public Accountants
A Professional Corporation

Item 9B.      Other Information.

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2010 within the period required under the applicable rules of the Securities and Exchange Commission.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	81	Chairman (since 1986) and Chief Executive Officer (since September 1989); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	48
President and Chief Operating Officer (since December 1996); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (June 1995 to March 1996); Vice President – Retail (April 1993 to June 1995); Mr. Biddle has been a director since 1997.

Thomas D. Myers	58
Executive Vice President (since March 2009), Secretary (since 2000) and Chief Legal Officer (since August 2008); Senior Vice President (2003-2009); Co-Counsel (2007-2008) Vice President (1995-2003); Associate Counsel (1995-2007).

John T. Hayes	43	Senior Vice President, Treasurer and Chief Financial Officer (since July 2008); Vice President and Controller (March 2007 to June 2008).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11.       Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2010 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption "ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2010 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity Compensation Plan Information” of such Proxy Statement and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 9, 2010 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 9, 2010 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.		Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 39 are filed as part of this Annual Report.

2. Financial Statement Schedules --

The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 39.  All other financial statement schedules are not applicable.

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

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(h) hereto.

	4.2	Series B Preferred Shares: See Exhibits 3.1 (a)-(h) hereto.

	4.3	Series C Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.4 hereto.

	4.4	Series D Preferred Shares: See Exhibits 3.1 (a)-(h).

	4.5	Series E Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.13 hereto.

	4.6	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(h) and 10.15 hereto.

(10)	Material Contracts.

10.1
Form of Indemnification Agreement entered into between the Company and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)).  1

	10.2	Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3 (SEC File No. 333-64381).

	10.3	Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). 1

10.4
Registration Rights Agreement dated as of May 29, 2003 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 dated August 8, 2003 (SEC File No. 333-107803)).

10.5
Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 10, 2004 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). 1

10.5.1
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006) 1

10.6
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 26, 2007).¹

10.7
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employees) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.9
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.10
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors – Alternative Version) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.11
Unsecured Credit Agreement dated February 11, 2008 among the Company, lenders thereto (The Bank of New York and Wells Fargo Bank, N.A.) and The Bank of New York as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated March 7, 2008 (SEC File No. 001-12803)).

10.12
Investment Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.13
Registration Rights Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.14
Consulting Agreement dated April 11, 2008 between the Company and James R. Moore (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)). ¹

10.15
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.16
Severance Agreement dated June 5, 2008 between the Company and Raymond P. Argila (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 5, 2008 (SEC File No. 001-12803)). ¹

10.17
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.18
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.19
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

1 Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)		List of Company's subsidiaries

(23)		Consent of PKF, Certified Public Accountants, A Professional Corporation

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.

	URSTADT BIDDLE PROPERTIES INC.
Item 15A.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2009 and 2008	40

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2009	41

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2009	42

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2009	43

	Notes to Consolidated Financial Statements	44

	Report of Independent Registered Public Accounting Firm	58

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2009	59

IV	Mortgage Loans on Real Estate - October 31, 2009	61

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,
ASSETS	2009	2008

Real Estate Investments:
Core properties – at cost	$564,289	$566,889
Non-core properties – at cost	1,383	1,383
	565,672	568,272
Less: Accumulated depreciation	(104,904)	(94,328)
	460,768	473,944
Mortgage note receivable	1,170	1,241
	461,938	475,185

Cash and cash equivalents	10,340	1,664
Restricted cash	1,035	519
Marketable securities	933	897
Tenant receivables	19,500	17,782
Prepaid expenses and other assets	6,366	5,603
Deferred charges, net of accumulated amortization	4,427	4,467
Total Assets	$504,539	$506,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unsecured revolving credit line	$-	$5,100
Mortgage notes payable	116,417	104,954
Accounts payable and accrued expenses	771	606
Deferred compensation – officers	354	1,074
Other liabilities	9,954	8,513
Total Liabilities	127,496	120,247

Minority interests	7,259	9,370

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 and 550,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
8,222,514 and 7,990,120 shares issued and outstanding	82	80
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,241,275 and 18,208,118 shares issued and outstanding	182	183
Additional paid in capital	261,433	258,235
Cumulative distributions in excess of net income	(49,150)	(39,181)
Accumulated other comprehensive income (loss)	(216)	(270)
Total Stockholders’ Equity	273,581	280,297
Total Liabilities and Stockholders’ Equity	$504,539	$506,117
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	Year Ended October 31,
	2009	2008	2007
Revenues
Base rents	$61,178	$61,008	$57,260
Recoveries from tenants	20,728	18,938	17,660
Settlement of lease guarantee obligation	-	-	6,000
Lease termination income	77	61	115
Mortgage interest and other	589	849	845
Total Revenues	82,572	80,856	81,880

Operating Expenses
Property operating	13,239	12,937	12,109
Property taxes	13,089	12,059	10,926
Depreciation and amortization	15,366	14,374	13,442
General and administrative	6,350	5,853	4,979
Directors' fees and expenses	292	256	240
Total Operating Expenses	48,336	45,479	41,696

Operating Income	34,236	35,377	40,184
Non-Operating Income (Expense):
Interest expense	(6,695)	(7,012)	(7,773)
Gain on sale of marketable securities	381	-	-
Interest, dividends and other investment income	280	318	501
Minority Interests	(459)	(158)	(161)
Income from Continuing Operations before Discontinued Operations	27,743	28,525	32,751
Discontinued Operations:
Income from discontinued operations	-	-	252
Gains on sales of properties	-	-	11,385
Income from Discontinued Operations	-	-	11,637

Net Income	27,743	28,525	44,388
Preferred stock dividends	(13,094)	(11,718)	(9,342)
Redemption of Preferred Stock	-	(660)	-

Net Income Applicable to Common and Class A Common Stockholders	$14,649	$16,147	$35,046

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$.55	$.60	$.86
Income from discontinued operations	$-	$-	$.43
Net Income Applicable to Common Stockholders	$.55	$.60	$1.29
Per Class A Common Share:
Income from continuing operations	$.60	$.66	$.95
Income from discontinued operations	$-	$-	$.47
Net Income Applicable to Class A Common Stockholders	$.60	$.66	$1.42

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$.54	$.58	$.83
Income from discontinued operations	$-	$-	$.42
Net Income Applicable to Common Stockholders	$.54	$.58	$1.25

Per Class A Common Share:
Income from continuing operations	$.59	$.64	$.93
Income from discontinued operations	$-	$-	$.46
Net Income Applicable to Class A Common Stockholders	$.59	$.64	$1.39
Dividends Per Share:
Common	$.87	$.86	$.83
Class A Common	$.96	$.95	$.92
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$27,743	$28,525	$44,388
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization from continuing operations	15,366	14,374	13,442
Depreciation and amortization from discontinued operations	-	-	40
Straight-line rent adjustments	(580)	(738)	(889)
Provisions for tenant credit losses	655	749	539
Restricted stock compensation expense	2,692	1,713	2,071
Change in value of deferred compensation arrangement	(720)	(116)	(9)
Gain on sale of marketable securities	(381)	-	-
Loss (gains) on sale of properties	155	-	(11,385)
Minority interests	459	158	161
Changes in operating assets and liabilities:
Tenant receivables	(1,794)	(1,204)	896
Accounts payable and accrued expenses	166	(187)	(1,170)
Other assets and other liabilities, net	(634)	1,654	1,223
Restricted cash	(516)	69	-
Net Cash Flow Provided by Operating Activities	42,611	44,997	49,307

Cash Flows from Investing Activities:
Acquisition of limited partner interests in consolidated joint venture	(2,111)	-	(2,849)
Acquisitions of real estate investments	(600)	(23,893)	(21,314)
Deposit on acquisitions of real estate investment	(87)	(1,100)	(424)
Return of deposits on acquisitions of real estate	1,100	-	-
Improvements to properties and deferred charges	(2,315)	(8,691)	(8,098)
Net proceeds from sales of properties	925	-	13,200
Distributions to limited partners of consolidated joint ventures	(459)	(158)	(161)
Payments received on mortgage notes receivable	71	63	56
Proceeds on sale of securities available for sale	3,620	-	-
Purchases of securities available for sale	(3,239)	-	-
Redemption of marketable securities – net	-	85	133
Net Cash Flow (Used in) Investing Activities	(3,095)	(33,694)	(19,457)

Cash Flows from Financing Activities:
Net proceeds from issuance of Series E Preferred stock	-	57,972	-
Redemption of Series B Preferred Stock	-	(15,000)	-
Proceeds from revolving credit line borrowings	14,100	18,100	14,200
Repayments on revolving credit line borrowings	(19,200)	(25,200)	(2,000)
Sales of additional shares of Common and Class A Common Stock	1,014	943	809
Proceeds from mortgage refinancing	36,700	-	-
Principal repayments on mortgage notes payable	(25,237)	(6,994)	(8,059)
Repayment of officer note receivable	-	1,300	-
Dividends paid - Common and Class A Common Stock	(24,618)	(24,251)	(23,723)
Dividends paid - Preferred Stock	(13,094)	(11,718)	(9,342)
Repurchase of shares of Class A Common Stock	(505)	(9,009)	(317)
Net Cash Flow (Used in) Financing Activities	(30,840)	(13,857)	(28,432)

Net Increase (Decrease) in Cash and Cash Equivalents	8,676	(2,554)	1,418
Cash and Cash Equivalents at Beginning of Year	1,664	4,218	2,800

Cash and Cash Equivalents at End of Year	$10,340	$1,664	$4,218

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock		Common Stock		Class A Common Stock		Additional Paid In	Cumulative Distributions In Excess of	Accumulated Other Comprehensive	OfficerNote	Total Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income (Loss)	Receivable	Equity
Balances – October 31, 2006	2,450,000	$61,250	7,635,441	$76	18,804,781	$188	$262,024	$(42,400)	$618	$(1,300)	$280,456
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	35,046	-	-	35,046
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(138)	-	(138)
Total comprehensive income											34,908
Cash dividends paid :
Common stock ($0.83 per share)	-	-	-	-	-	-	-	(6,435)	-	-	(6,435)
Class A common stock ($0.92 per share)	-	-	-	-	-	-	-	(17,288)	-	-	(17,288)
Issuance of shares under dividend
reinvestment plan	-	-	32,377	-	12,444	-	790	-	-	-	790
Exercise of stock options	-	-	-	-	1,953	-	17	-	-	-	17
Shares issued under restricted stock plan	-	-	105,800	1	70,300	-	-	-	-	-	1
Restricted stock compensation	-	-	-	-	-	-	2,071	-	-	-	2,071
Repurchases of Class A common stock	-	-	-	-	(21,200)	-	(317)	-	-	-	(317)
Forfeiture of restricted stock	-	-	-	-	(31,500)	-	-	-	-	-	-
Balances – October 31, 2007	2,450,000	61,250	7,773,618	77	18,836,778	188	264,585	(31,077)	480	(1,300)	294,203
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	16,147	-	-	16,147
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(750)	-	(750)
Total comprehensive income											15,397
Cash dividends paid :
Common stock ($0.86 per share)	-	-	-	-	-	-	-	(6,848)	-	-	(6,848)
Class A common stock ($0.95 per share)	-	-	-	-	-	-	-	(17,403)	-	-	(17,403)
Issuance of shares under dividend
reinvestment plan	-	-	43,636	1	14,765	-	907	-	-	-	908
Exercise of stock options	-	-	1,966	-	1,953	-	36	-	-	-	36
Shares issued under restricted stock plan	-	-	170,900	2	59,900	1	(3)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	1,713	-	-	-	1,713
Repurchases of Class A common stock	-	-	-	-	(623,278)	(6)	(9,003)	-	-	-	(9,009)
Forfeiture of restricted stock	-	-	-	-	(82,000)	-	-	-	-	-	-
Repayment of officer note receivable	-	-	-	-	-	-	-	-	-	1,300	1,300
Balances – October 31, 2008	2,450,000	61,250	7,990,120	80	18,208,118	183	258,235	(39,181)	(270)	-	280,297
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	14,649	-	-	14,649
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	54	-	54
Total comprehensive income											14,703
Cash dividends paid :
Common stock ($0.87 per share)	-	-	-	-	-	-	-	(7,121)	-	-	(7,121)
Class A common stock ($0.96 per share)	-	-	-	-	-	-	-	(17,497)	-	-	(17,497)
Issuance of shares under dividend
reinvestment plan	-	-	59,494	-	11,657	-	981	-	-	-	981
Exercise of stock options	-	-	2,000	-	2,000	-	32	-	-	-	32
Shares issued under restricted stock plan	-	-	170,900	2	64,200	-	(2)	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	2,692	-	-	-	2,692
Repurchases of Class A common stock	-	-	-	-	(38,700)	(1)	(505)	-	-	-	(506)
Forfeiture of restricted stock	-	-	-	-	(6,000)	-	-	-	-	-	-
Balances – October 31, 2009	2,450,000	$61,250	8,222,514	$82	18,241,275	$182	$261,433	$(49,150)	$(216)	$-	$273,581

    The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (“REIT”), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At October 31, 2009, the Company owned or had interests in 46 properties containing a total of 3.9 million square feet of gross leasable area (“GLA”).

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (formerly Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”).  The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (“Code”).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and has distributed all of its taxable income for the fiscal years through 2009 in accordance with the provisions of the Code.  Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”), that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2009.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of October 31, 2009, the tax years 2005 through and including 2009 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, “Business Combinations” (formerly SFAS No. 141, “Business Combinations”).  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.”  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

Property Held for Sale
The Company follows the provisions of ASC Topic 360, “Property, Plant, and Equipment,” and ASC Topic 205, “Presentation of Financial Statements” (formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”).  ASC Topic 360 and ASC Topic 205 require, among other things, that the assets and liabilities and the results of operations of the Company’s properties that have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.  If significant to financial statement presentation, the Company classifies properties as held for sale that are under contract for sale and are expected to be sold within the next 12 months.

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,562,000 and $3,001,000 as of October 31, 2009 and 2008, respectively.

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

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At October 31, 2009 and 2008, approximately $11,396,000 and $10,817,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts received by the Company from its tenants are recognized as income in the period received.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At October 31, 2009 and 2008, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $2,066,000 and $2,177,000, respectively.  During the years ended October 31, 2009, 2008 and 2007, the Company provided $655,000, $749,000 and $539,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and (losses) on available for sale securities are recorded as other comprehensive income (loss) in stockholders’ equity.  For the year ended October 31, 2009, gains on sales of marketable securities, determined based on specific identification, amounted to $381,000 (none in fiscal 2008 and 2007).

As of October 31, 2009, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At October 31, 2009, the Company has recorded a net unrealized loss on available for sale securities in the amount of $216,000.  The Company deems this loss to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at October 31, 2009 is detailed below (in thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$933	$1,149	$(216)	$73	$(289)

Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At October 31, 2009 and 2008, other comprehensive income (loss) consists of net unrealized losses of $(216,000) and of $(270,000), respectively.  Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

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

Earnings Per Share
The Company calculates basic and diluted earnings per share in accordance with the provisions of ASC Topic 260, “Earnings Per Share,” (formerly SFAS No. 128, “Earnings Per Share”).  Basic earnings per share (“EPS”) excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted average number of Common shares and Class A Common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company.  Since the cash dividends declared on the Company’s Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the “two-class” method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2009	2008	2007
Numerator
Net income applicable to common stockholders – basic	$3,859	$4,162	$8,800
Effect of dilutive securities:
Stock awards and operating partnership units	110	125	324
Net income applicable to common stockholders – diluted	$3,969	$4,287	$9,124
Denominator
Denominator for basic EPS-weighted average common shares	7,069	6,990	6,845
Effect of dilutive securities:
Restricted stock and other awards	323	361	448
Operating partnership units	-	-	-
Denominator for diluted EPS – weighted average common equivalent shares	7,392	7,351	7,293

Numerator
Net income applicable to Class A common stockholders – basic	$10,790	$11,985	$26,246
Effect of dilutive securities:
Stock awards and operating partnership units	(110)	(125)	(324)
Net income applicable to Class A common stockholders – diluted	$10,680	$11,860	$25,922

Denominator
Denominator for basic EPS – weighted average Class A common shares	17,910	18,223	18,419
Effect of dilutive securities:
Restricted stock and other awards	116	185	275
Operating partnership units	-	-	-
Denominator for diluted EPS – weighted average Class A common
equivalent shares	18,026	18,408	18,694

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation” (formerly FASB Statement No. 123R, “Share-Based Payment”), which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

New Accounting Standards

Adopted in Fiscal 2009

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles” (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  ASC Topic 105 establishes an Accounting Codification (“Codification”) as the source of all authoritative GAAP recognized by FASB to be applied by non-governmental entities, including public companies, in the preparation of their financial statements in accordance with GAAP.  Prior to the issuance of the Codification, all GAAP pronouncements were issued in separate topical pronouncements and referred to as such.  As a public company, the Company will still follow rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws.  The SEC rules and regulations generally rank one level higher than GAAP for public companies in the preparation of their financial statements.  The Company applied the provisions of ASC Topic 105 beginning with its fiscal year ended October 31, 2009 financial statements.

The Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”) which governs how certain items in financial statements are measured at fair value.  The Company adopted ASC Topic 820 effective November 1, 2008, the adoption of which did not have a material effect on the financial statements.  See Note 11, “Fair Value Measurements,” for related disclosures.

The Company adopted ASC Topic 825, “Financial Instruments” (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”) which allows certain assets and liabilities that were previously not recorded at fair value to be recorded at fair value after adoption.  The Company adopted ASC Topic 825 on November 1, 2008 and did not elect the fair value option for any existing eligible items.

The Company adopted ASC Topic 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”), which establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC Topic 855 was adopted by the Company in its fiscal third quarter ended July 31, 2009, the adoption of which did not have a material impact on our financial statements.  See Note 14, “Subsequent Events,” for the related disclosures.

To be Adopted in Fiscal 2010

Beginning on November 1, 2009 (fiscal 2010), the Company will be required to adopt ASC Topic 810, “Non-controlling Interests in Consolidated Financial Statements” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”).  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008). Under the new standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the Consolidated Statements Income of the attribution of that income between controlling and noncontrolling interests. Finally, increases and decreases in noncontrolling interests will be treated as equity transactions. The Company currently is the general partner in two consolidated limited partnerships that have non-controlling interests.  Effective with the adoption of this ASC Topic, the Company will be required to report any non-controlling interests at redemption value.  The effect of applying ASC Topic 810 on the Company will be to increase non-controlling interests (currently minority interests) by approximately $1 million with the corresponding reduction to stockholders equity.  The Company will adopt this standard effective November 1, 2009.

Beginning November 1, 2009 (fiscal 2010), the Company will be required to adopt ASC Topic 805, “Business Combinations” (formerly SFAS No. 141R, “Business Combinations”) which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity.  In addition, ASC Topic 805 will require any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary significantly for each potential acquisition of property by the Company.  Other than expensing acquisition costs, the Company does not believe the adoption of ASC Topic 805 will have a material effect on financial position or results of operation of the Company.

(2) REAL ESTATE INVESTMENTS

The Company’s investments in real estate, net of depreciation, were composed of the following at October 31, 2009 and 2008 (in thousands):

	Core Properties	Non-Core Properties	Mortgage Notes Receivable	2009 Totals	2008 Totals
Retail	$452,459	$-	$1,170	$453,629	$466,931
Office	7,769	-	-	7,769	7,621
Industrial	-	540	-	540	633
	$460,228	$540	$1,170	$461,938	$475,185

The Company’s investments at October 31, 2009 consisted of equity interests in 46 properties, which are located in various regions throughout the United States and one mortgage note receivable.  The Company’s primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties.  Since a significant concentration of the Company’s properties are in the northeast, market changes in this region could have an effect on the Company’s leasing efforts and ultimately its overall results of operations.  The following is a summary of the geographic locations of the Company’s investments at October 31, 2009 and 2008 (in thousands):

	2009	2008
Northeast	$460,228	$473,311
Midwest	540	633
Southwest	1,170	1,241
	$461,938	$475,185

(3) CORE PROPERTIES

The components of core properties were as follows (in thousands):

	2009	2008
Land	$103,906	$104,032
Buildings and improvements	460,382	462,857
	564,288	566,889
Accumulated depreciation	(104,060)	(93,578)
	$460,228	$473,311

Space at the Company’s core properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases totaling $374,012,000 become due as follows: 2010 -$56,737,000; 2011 - $54,327,000; 2012 - $48,255,000; 2013 - $39,458,000; 2014 - $34,077,000 and thereafter – $141,158,000.

Certain of the Company’s leases provide for the payment of additional rent based on a percentage of the tenant’s revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2009.

Owned Properties

On July 24, 2009, the State of Connecticut acquired certain areas of a property owned by two of the Company’s wholly owned subsidiaries through a combination of condemnation and easement due to the construction of a bridge that runs over the property and awarded the Company’s subsidiaries a total of approximately $2.0 million which amount is recorded in other assets on the consolidated balance sheet at October 31, 2009.  Approximately $1.8 million of the total award represents amounts to be paid to the Company for easements provided to the State of Connecticut for certain areas of the property for the next 10 years, loss of rental income and property restoration costs.  The Company will amortize the easement and loss of rental income proceeds as an addition to income on a straight-line basis evenly over the 10-year life of the easement and lost rent period.  The Company has accounted for the condemnation portion of the aforementioned award in accordance with ASC Topic 605, “Gains and Losses” (formerly FASB Interpretation No. 30: Accounting for Involuntary Conversions of Non-monetary Assets to Monetary Assets (“FIN No. 30”)) which requires the Company to record a gain or loss on the excess or deficit of the proceeds received over the estimated net book value of the condemned non-monetary asset.  As a result of the transaction, the Company has recorded a gain on condemnation of approximately $70,000 which is recorded in other income on the consolidated statement of income for the fiscal year ended October 31, 2009.

In August 2009, the Company acquired three retail properties in Westchester County, New York, for a cash purchase price of approximately $600,000, including closing costs.

In December 2007, the Company acquired a 20,000 square foot retail property located in Waldwick, New Jersey (“Waldwick”) for $6.3 million, including closing costs.  The property is net-leased to a single tenant under a long-term lease arrangement.

In February 2008, the Company acquired two retail properties, containing approximately 5,500 square feet of GLA in Westchester County, New York for a cash purchase price of $2.3 million, including closing costs.

In August 2008, the Company acquired a 79,000 square foot shopping center in Litchfield County, Connecticut (“Veteran’s Plaza”) for a purchase price of $10.4 million, including the assumption of a first mortgage loan.  The Company recorded the assumption of the mortgage loan at its estimated fair value which approximated $3.7 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2008 consolidated cash flow statement.

In January 2007, the Company acquired a 10,100 square foot shopping center located in Monroe, Connecticut (“Monroe”) for approximately $3.8 million, including closing costs.

In April 2007, the Company acquired the Emerson Shopping Plaza (“Emerson”), a 92,000 square foot shopping center located in Emerson, New Jersey for a purchase price of approximately $17.5 million, including closing costs.

In May 2007, the Company acquired, by contribution, a 20% economic interest in a general partnership which owns a retail/office property in Westchester County, New York.  Simultaneously, the Company contributed one of its wholly-owned retail properties into a newly formed limited liability company (“LLC”).  As a result of the contributions, the Company owns approximately 76% of the LLC, the accounts of which are included in the accompanying consolidated financial statements at October 31, 2009 and 2008.  The Company has recorded the non-controlling member’s share of the net assets of the LLC of $546,000 in Minority Interests, in the accompanying October 31, 2009 and 2008 consolidated balance sheets.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements) and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, “Business Combinations” (formerly SFAS No. 141, “Business Combinations”).  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.”  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.   The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.  The above-market and below-market lease intangibles are amortized to rental income over the remaining non-cancelable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to the lease would be immediately recognized in operations.

During fiscal 2009, the Company completed its evaluation of the acquired leases at its Veteran’s Plaza property which was acquired in August 2008.   As a result of its evaluation, the Company has allocated $355,000 to a liability associated with the net fair value assigned to the acquired leases at the property, which amount represents a non-cash investing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2009.  The Company is currently in the process of evaluating the fair value of the in-place leases for the three retail properties it purchased in August 2009 for $600,000.  Consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

During fiscal 2008, the Company completed its evaluation of the acquired leases at Waldwick and Ferry Plaza, discussed below.  As a result of its evaluations, the Company has allocated a total of $94,000 to an asset associated with the net fair value assigned to the acquired leases at the properties, which amount represents a non-cash investing activity and is therefore not included in the accompanying 2008 consolidated statement of cash flows.

For the years ended October 31, 2009, 2008 and 2007, the net amortization of above-market and below-market leases amounted to $132,000, $50,000 and $241,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2009, the Company incurred costs of approximately $2.3 million related to capital improvements to its properties and leasing costs.

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

In fiscal 2009, the Company borrowed $2.1 million on its unsecured revolving credit facility (defined below as the “Facility”) and used the proceeds to purchase, through a subsidiary, an additional 14.6% of Ironbound for approximately $2.1 million. A subsidiary of the Company continues to be the sole general partner of the partnership.  As a result of the purchase, this subsidiary increased its economic ownership percentage in Ironbound from 60% to approximately 75%.

The Company is the general partner in two consolidated limited partnerships which own grocery anchored shopping centers.  The limited partnerships are listed below with the Company’s approximate ownership interest in parenthesis:

•	UB Ironbound, LP (75%)
•	UB Stamford, LP (“Stamford”) (90%)

The limited partnerships have defined termination dates of December 31, 2097 and December 31, 2099, respectively.  The partners are entitled to receive an annual cash preference payable from available cash of the partnerships.  Any unpaid preferences accumulate and are paid from future cash, if any.  The balance of available cash, if any, is distributed in accordance with the respective partner’s interests.  The limited partners in Ironbound currently have the right to require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Ironbound partnership agreement.  The limited partners in Stamford can only require the Company to repurchase all or a portion of their remaining limited partner interests beginning in January 2010 at prices as defined in the Stamford partnership agreement. Upon liquidation of the partnership, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The partners are not obligated to make any additional capital contributions to the partnership.  The Company retains an affiliate of one of the limited partners in one of the partnerships to provide management and leasing services to the property at an annual fee equal to two percent of rental income collected, as defined.  The limited partner interests in both partnerships are reflected in the accompanying consolidated financial statements as Minority Interests.

In August 2007, the Company purchased all of the limited partner interests in another consolidated partnership, in which the Company was the sole general partner for $2.8 million.  As a result of the purchase, the partnership was terminated and the property is now directly owned by the Company.

(4) NON-CORE PROPERTIES

At October 31, 2009, the non-core properties consist of two industrial properties located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company’s objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

	2009	2008
Land	$450	$450
Buildings and improvements	934	934
	1,384	1,384
Accumulated depreciation	(844)	(751)
	$540	$633

Minimum rental payments on non-cancelable operating leases of the non-core properties totaling $3,733,000 become due as follows: 2010 - $1,840,000; 2011 – 1,266,000; 2012 - $627,000.   The Company is currently in negotiations to extend the two non-core leases.  Under the proposed terms the total minimum rental payments would be reduced to approximately $1.5 million per year for the next 7 years retroactive to January 1, 2010.

(5)  DISCONTINUED OPERATIONS

The Company has adopted the provisions of ASC Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property, Plant, and Equipment” (formerly SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), which require, among other things that the results of operations of properties sold or that otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.

In fiscal 2009, the Company sold a 3,400 square foot vacant retail property located in Eastchester, New York for a sales price of approximately $925,000. This property was acquired by the Company in fiscal 2008 and there was no significant gain or loss recorded on the sale.  The property had no operating activity and accordingly the Company will not report any discontinued operations as required by ASC Topic 205.

Also in fiscal 2009, the Company completed the negotiations on a contract to sell two additional properties for a sales price, including closing costs, of $8.1 million.  In accordance with ASC Topic 205 and 360, the Company adjusted the carrying value of the property to $8.1 million and realized a loss on asset held for sale of approximately $155,000.  The $155,000 is included as a reduction of other income on the accompanying consolidated statement of income for fiscal 2009 as the Company determined that the amount of loss, operations and revenue of the property were insignificant to disclose separately as discontinued operations on the consolidated statement of income for all periods presented.

In fiscal 2007, the Company sold a non-core retail property, in Tempe, Arizona (“Tempe”), for a sales price of $13.2 million, resulting in a gain on sale of the property of approximately $11.4 million.

The operating results for the Tempe property have been classified as discontinued operations in the accompanying fiscal 2007 consolidated financial statements.  Revenues from discontinued operations were approximately $320,000 for the year ended October 31, 2007.

(6) MORTGAGE NOTE RECEIVABLE

At October 31, 2009, mortgage note receivable consisted of one fixed rate mortgage with a contractual interest rate of 9%.  The mortgage note matures in 2013 and is secured by a retail property.  Interest is recognized on the effective yield method.  The mortgage note is recorded at a discounted amount which reflects the market interest rate at the time of acceptance of the note.  At October 31, 2009, the remaining unamortized discount was $88,000.

At October 31, 2009, principal payments on the mortgage note receivable become due as follows: 2010 - $108,000; 2011 - $118,000; 2012 – $129,000; 2013 - $903,000.

(7)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

At October 31, 2009, mortgage notes payable are due in installments over various periods to fiscal 2019 at effective rates of interest ranging from 5.52% to 7.78% and are collateralized by real estate investments having a net carrying value of $165,240,000.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2010	$5,155	$2,054	$7,209
2011	3,947	2,118	6,065
2012	3,791	2,049	5,840
2013	3,191	2,074	5,265
2014	-	2,042	2,042
Thereafter	80,952	9,044	89,996
	$97,036	$19,381	$116,417

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one-year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2009.

In April 2008, borrowings under the Facility were used to refinance an existing mortgage note payable, which was secured by the Company’s Staples property in the amount of $7.9 million.  In conjunction with that transaction, the mortgage was assigned to the lender of the Facility and as a result $7.9 million of the outstanding balance on the Facility is shown as a mortgage note payable on the accompanying October 31, 2008 consolidated balance sheets.  This borrowing under the facility was repaid in September 2009.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Secured Credit Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company was in compliance with such covenants at October 31, 2009.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In March 2009, the Company borrowed $12 million on the Facility to repay the maturing mortgage on one of its properties in the amount of $12.1 million.  On May 15, 2009, the Company, through a wholly-owned subsidiary, completed a new first mortgage financing on the aforementioned property in the amount of $18.9 million.  The new mortgage has a fixed rate of interest of 6.55% per annum with required monthly payments of principal and interest based on a 25-year amortization schedule.  The mortgage has a term of ten years and is due in May of 2019.  A portion of the proceeds from the mortgage financing in the amount of $17.1 million were used to repay outstanding borrowings on the Facility.

On July 31, 2009, the Company completed a new first mortgage financing on another of its properties in the amount of $17.8 million.  The new mortgage has a fixed rate of interest of 6.66% per annum with required monthly payments of principal and interest based on a 25-year amortization schedule.  The mortgage has a term of ten years and is due in August of 2019.  The Company expects to use the proceeds for the acquisition of shopping centers in accordance with its business strategy or general corporate purposes.

Interest paid in the years ended October 31, 2009, 2008, and 2007 was approximately $6.5 million, $7.0 million and $7.8 million, respectively.

(8) REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At October 31, 2009, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 9) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of October 31, 2009 and 2008 (amounts in thousands, except share data):

	October 31, 2009	October 31, 2008
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

On March 13, 2008, the Company sold 2,400,000 shares of a new issue of 8.50% Series E Preferred Stock for net proceeds of $57.8 million.  The Series E Preferred Stock entitles the holders thereof to cumulative cash dividends payable quarterly in arrears at the rate of 8.5% per annum on the $25 per share liquidation preference.

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at October 31, 2009.

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

The Company has a Dividend Reinvestment and Share Purchase Plan as amended (the “DRIP”), that  permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2009, the Company issued 59,494 shares of Common Stock and 11,657 shares of Class A Common Stock (43,636 shares of Common Stock and 14,765 shares of Class A Common Stock in fiscal 2008) through the DRIP.  As of October 31, 2009, there remained 74,198 shares of Common Stock and 455,163 shares of Class A Common Stock available for issuance under the DRIP.

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

The Company’s articles of incorporation provide that if any person acquires more than 7.5% of the aggregate value of all outstanding stock, except, among other reasons, as approved by the Board of Directors, such shares in excess of this limit automatically will be exchanged for an equal number of shares of Excess Stock.  Excess Stock has limited rights, may not be voted and is not entitled to any dividends.  In March 2008, the Board of Directors of the Company granted an irrevocable waiver to the 7.5% limit to the purchaser and any subsequent owners of the Series E Preferred Stock.

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common stock in the aggregate.  In addition, the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open-market transactions.  During fiscal 2009 and 2008, the Company repurchased 38,700 shares of Class A Common Stock at an aggregate price of $506,000 and 623,278 shares of Class A Common Stock at an aggregate repurchase price of $9.0 million, respectively.  As of October 31, 2009, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the repurchase program.  The Company has yet to repurchase any Preferred Stock under the Program.

(10) STOCK COMPENSATION AND OTHER BENEFIT PLANS

Restricted Stock Plan
The Company accounts for its Restricted Stock Plan in accordance with ASC Topic 718, “Stock Compensation.”  In March 2008, the stockholders of the Company approved an amendment to the restricted stock plan for key employees and directors of the Company.  The restricted stock plan (“Plan”) provides for the grant of up to 2,350,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,650,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

Prior to November 1, 2005, the grant date fair value of nonvested restricted stock awards was expensed over the explicit stock award vesting periods. Such awards provided for continued vesting after retirement. Upon adoption of ASC Topic 718, the Company changed its policy for recognizing compensation expense for restricted stock awards to the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement. For nonvested restricted stock awards granted prior to the adoption of ASC Topic 718, the Company continues to recognize compensation expense over the explicit vesting periods and accelerates any remaining unrecognized compensation cost when a participant actually retires.

Had compensation expense for nonvested restricted stock awards issued prior to November 1, 2005 been determined based on the date a participant first becomes eligible for retirement, the Company’s income from continuing operations in the three-year period ended October 31, 2009 would have been as follows (amounts in thousands, except per share):

	Year Ended October 31,
	2009	2008	2007
Income from continuing operations, as reported	$14,649	$16,147	$23,409

Adjustment to compensation expense had ASC Topic 718 been adopted prior to November 1, 2005	251	295	428
Pro forma income from continuing operations	$14,900	$16,442	$23,837

Pro forma earnings per share from continuing operations:
Basic:
Common share	$.56	$.61	$.87
Class A Common share	$.61	$.67	$.97
Diluted:
Common share	$.55	$.59	$.85
Class A Common share	$.60	$.66	$.94

In January 2009, the Company awarded 170,900 shares of Common Stock and 63,200 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants was $3.4 million.  In March 2009, the Company awarded an additional 1,000 shares of Class A Common Stock to a participant in the Plan with the grant date fair value of the restricted stock grant awarded to the participant being $10,000.  As of October 31, 2009, there remained a total of $11.7 million of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the Plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 5.4 years.  For the years ended October 31, 2009, 2008 and 2007, amounts charged to compensation expense totaled $2,570,000, $1,713,000 and $2,071,000, respectively.

A summary of the status of the Company’s nonvested restricted stock awards as of October 31, 2009, and changes during the year ended October 31, 2009 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at October 31, 2008	961,750	$14.54	321,200	$14.21
Granted	170,900	$14.23	64,200	$15.42
Vested	(37,200)	$7.91	(44,700)	$9.11
Forfeited	-	-	(6,000)	$16.83
Nonvested at October 31, 2009	1,095,450	$14.72	334,700	$15.08

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code.  Under the 401K Plan, the Company made contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of $140,000 in each of the three years ended October 31, 2009, 2008 and 2007.  The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company’s 401K Plan and a portion of the employee’s current compensation.

(11)   FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

ASC Topic 820’s valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1- Quoted prices for identical instruments in active markets

•
Level 2- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable

•	Level 3- Valuations derived from valuation techniques in which significant value drivers are unobservable

The following describes the valuation methodologies the Company uses to measure financial assets and liabilities at fair value:

Marketable debt and equity securities: Quoted market prices on national exchanges.

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for Sale Securities	$933,000	$933,000	$-	$-

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2009 and October 31, 2008, the estimated aggregate fair value of the mortgage note receivable was $658,000 and $814,000, respectively.

The estimated fair value of mortgage notes payable was $115,451,000 and $102,440,000 at October 31, 2009 and 2008, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

The estimated fair value of minority interests is approximately $8 million. The estimated fair value of the minority interests is determined by estimating the amount that the interests would be redeemed at, which includes estimating the fair value of the underlying cash flows of the properties within the limited partnerships.

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

At October 31, 2009, the Company had commitments of approximately $906,000 for tenant-related obligations.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2009 and 2008 are as follows (in thousands, except per share data):

	Year Ended October 31, 2009				Year Ended October 31, 2008
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues	$21,370	$21,188	$20,485	$19,529	$19,431	$20,564	$20,235	$20,626

Income from Continuing Operations	$6,879	$7,381	$7,052	$6,431	$6,828	$7,610	$7,592	$6,495

Net Income	$6,879	$7,381	$7,052	$6,431	$6,828	$7,610	$7,592	$6,495

Preferred Stock Dividends	(3,273)	(3,274)	(3,273)	(3,274)	(2,336)	(2,835)	(3,274)	(3,273)

Redemption of Preferred Stock	-	-	-	-	-	(660)	-	-

Net Income Applicable to Common and Class A Common Stockholders	$3,606	$4,107	$3,779	$3,157	$4,492	$4,115	$4,318	$3,222

Per Share Data:
Net Income from Continuing Operations- Basic:
Class A Common Stock	$.15	$.17	$.16	$.13	$.18	$.17	$.18	$.13
Common Stock	$.13	$.15	$.14	$.12	$.16	$.15	$.16	$.12

Net Income from Continuing Operations- Diluted:
Class A Common Stock	$.15	$.17	$.15	$.13	$.18	$.16	$.17	$.13
Common Stock	$.13	$.15	$.14	$.11	$.16	$.15	$.16	$.12

(14)  SUBSEQUENT EVENTS

The Company has reviewed activities for the period October 31, 2009 to January 12, 2010 (the date the financial statements are issued or are available to be issued) and discloses the following items:

On December 16, 2009, the Board of Directors of the Company declared cash dividends of $.2200 for each share of Common Stock and $.2425 for each share of Class A Common Stock.  The dividends are payable on January 22, 2010 to stockholders of record on January 8, 2010. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing the awards of 175,950 shares of Common Stock and 69,550 shares of Class A Common Stock to certain key officers and directors of the Company, effective January 4, 2010 pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $3.7 million will be charged to expense over the respective vesting periods.

In December 2009, The Company repaid, without penalty, an existing mortgage note payable with available cash in the amount of $5.2 million on one of its properties.  The mortgage note payable was due to mature in March 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2010 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF
January 12, 2010	Certified Public Accountants
A Professional Corporation

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2009
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
COL. A		COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period					Life on which depreciation for building and
Description and Location		Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired	improvements in latest income statement is computed (Note (c))
Real Estate Subject to Operating Leases (Note (a) (e)):
Office Buildings:
Greenwich, CT		$ -	$ 708	$ 1,641	$ -	$ 103	$ 708	$ 1,744	$ 2,452	$ 374	2001	31.5
Greenwich, CT		-	488	1,139	-	109	488	1,248	1,736	275	2000	31.5
Greenwich, CT		-	570	2,359	-	764	570	3,123	3,693	779	1998	31.5
Greenwich, CT		-	199	795	-	321	199	1,116	1,315	333	1993	31.5
Greenwich, CT		-	111	444	-	-	111	444	555	222	1994	31.5
		-	2,076	6,378	-	1,297	2,076	7,675	9,751	1,983
Retail Properties:
Bronxville, NY		-	60	239	-	-	60	239	299	1	2009	39.0
Yonkers, NY		-	30	121	-	-	30	121	151	-	2009	39.0
Yonkers, NY		-	30	121	-	-	30	121	151	-	2009	39.0
New Milford, CT		3,616	2,114	8,456	71	284	2,185	8,740	10,925	257	2008	39.0
Newark, NJ		11,616	5,252	21,023	-	-	5,252	21,023	26,275	809	2008	39.0
Briarcliff, NY		-	279	1,117	-	-	279	1,117	1,396	47	2008	39.0
Waldwick, NJ		-	1,266	5,064	-	36	1,266	5,100	6,366	249	2007	39.0
Emerson NJ		-	3,633	14,531	-	181	3,633	14,712	18,345	934	2007	39.0
Monroe, CT		-	765	3,060	-	-	765	3,060	3,825	222	2007	39.0
Queens,NY		-	951	3,802	(17)	(62)	934	3,740	4,674	340	2006	39.0
Queens,NY		-	826	3,304	(14)	(56)	812	3,248	4,060	293	2006	39.0
Pelham,NY		-	1,694	6,843	-	-	1,694	6,843	8,537	638	2006	39.0
Stratford, CT		-	10,173	40,794	(96)	7,715	10,077	48,509	58,586	5,742	2005	39.0
Yorktown Heights, NY		-	5,786	23,221	-	178	5,786	23,399	29,185	2,610	2005	39.0
Rye, NY		309	909	3,637	-	158	909	3,795	4,704	516	2004	39.0
Rye, NY		1,703	483	1,930	-	6	483	1,936	2,419	273	2004	39.0
Rye, NY		773	239	958	-	87	239	1,045	1,284	142	2004	39.0
Rye, NY		1,439	695	2,782	-	-	695	2,782	3,477	391	2004	39.0
Somers, NY		-	4,318	17,268	-	487	4,318	17,755	22,073	3,029	2003	39.0
Westport, CT		-	2,076	8,305	-	188	2,076	8,493	10,569	1,496	2003	39.0
White Plains, NY		-	8,065	32,258	-	6,609	8,065	38,867	46,932	6,781	2003	39.0
Orange, CT		-	2,320	10,564	-	1,168	2,320	11,732	14,052	2,103	2003	39.0
Stamford, CT		51,011	17,965	71,859	-	5,670	17,965	77,529	95,494	14,941	2002	39.0
Danbury, CT		-	2,459	4,566	-	323	2,459	4,889	7,348	961	2002	39.0
Briarcliff, NY		-	2,222	5,185	-	46	2,222	5,231	7,453	1,108	2001	40.0
Somers, NY		5,218	1,833	7,383	-	401	1,833	7,784	9,617	2,444	1999	31.5
Briarcliff, NY		-	380	1,531	-	2,356	380	3,887	4,267	2,275	1999	40.0
Briarcliff, NY		17,733	2,300	9,708	15	3,380	2,315	13,088	15,403	3,596	1998	40.0
Ridgefield, CT		-	900	3,793	-	176	900	3,969	4,869	1,240	1998	40.0
Darien, CT		18,778	4,260	17,192	-	606	4,260	17,798	22,058	5,104	1998	40.0
Eastchester, NY		-	1,500	6,128	-	1,657	1,500	7,785	9,285	2,042	1997	31.0
Danbury, CT	*	-	3,850	15,811	-	4,168	3,850	19,979	23,829	7,825	1995	31.5
Carmel, NY		4,221	1,488	5,973	-	1,921	1,488	7,894	9,382	3,134	1995	31.5
Meriden, CT		-	5,000	20,309	-	4,349	5,000	24,658	29,658	13,015	1993	31.5
Somers, NY		-	821	2,600	-	8	821	2,608	3,429	1,149	1992	31.5
Wayne, NJ	*	-	2,492	9,966	-	347	2,492	10,313	12,805	4,379	1992	31.0
Newington, NH		-	728	1,997	-	3,278	728	5,275	6,003	4,032	1979	40.0
Springfield, MA		-	1,372	3,656	337	9,987	1,709	13,643	15,352	7,959	1970	40.0
		116,417	101,534	397,055	296	55,652	101,830	452,707	554,537	102,077
Industrial Distribution Centers
Dallas, TX		-	217	-	-	-	217	-	217	-	1970	40.0
St. Louis, MO		-	233	934	-	-	233	934	1,167	844	1970	40.0
		-	450	934	-	-	450	934	1,384	844

Total		$116,417	$104,060	$404,367	$ 296	$56,949	$104,356	$461,316	$565,672	$104,904

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2009
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2009	2008	2007

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$568,272	$522,859	$495,543
Property improvements during the year	1,782	5,015	12,219
Properties acquired during the year	600	45,423	21,314
Properties sold during the year	(925)	---	(4,156)
Property assets fully depreciated and written off	(4,057)	(5,025)	(2,061)
Balance at end of year	$565,672	$568,272	$522,859

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$94,328	$85,555	$77,258
Provision during the year charged to income	14,633	13,798	12,838
Property sold during the year	---	---	(2,480)
Property assets fully depreciated and written off	(4,057)	(5,025)	(2,061)
Balance at end of year	$104,904	$94,328	$85,555

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $437 million at October 31, 2009.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2009
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)
COL. A	COL. B		COL. C	COL. D	COL. E	COL. F
	Interest Rate
Description	Coupon	Effective	Final Maturity Date	Periodic Payment Terms	Remaining Face Amount of Mortgages (Note (b)) (In Thousands)	Carrying Amount of Mortgage (Note (a)) (In Thousands)
FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
Riverside, CA	9%	12%	15-Jan-13	Payable in quarterly installments of Principal and Interest of $54	1,258	1,170

TOTAL MORTGAGE LOANS ON REAL ESTATE					$1,258	$1,170

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2009
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)

NOTES TO SCHEDULE IV	Year Ended October 31,

(a) Reconciliation of Mortgage Loans on Real Estate
	2009	2008	2007

Balance at beginning of period:	$1,241	$1,305	$1,361

Deductions during the current period:
Collections of principal and amortization of discounts	(71)	(64)	(56)

Balance at end of period:	$1,170	$1,241	$1,305

(b)  The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c)  At October 31, 2009 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)  There are no prior liens for any of the Mortgage Loans on Real Estate.

Item 16.      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 13, 2010	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director (Principal Executive Officer)	January 13, 2010

/s/ Willing L. Biddle Willing L. Biddle President and Director	January 13, 2010

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2010

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 13, 2010

/s/ E. Virgil Conway E. Virgil Conway Director	January 13, 2010

/s/ Robert R. Douglass Robert R. Douglass Director	January 13, 2010

/s/ Peter Herrick Peter Herrick Director	January 13, 2010

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 13, 2010

/s/ Robert J. Mueller Robert J. Mueller Director	January 13, 2010

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 13, 2010

/s/ George J. Vojta George J. Vojta Director	January 13, 2010

Exhibit Index
Exhibit
(3).	Articles of Incorporation and Bylaws

	3.1	(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Company’s Statement on Form S-4/A filed January 23, 1997 (SEC File No. 333-19113)).

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

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(h) hereto.

	4.2	Series B Preferred Shares: See Exhibits 3.1 (a)-(h) hereto.

	4.3	Series C Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.4 hereto.

	4.4	Series D Preferred Shares: See Exhibits 3.1 (a)-(h).

	4.5	Series E Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.13 hereto.

	4.6	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(h) and 10.15 hereto.
(10)	Material Contracts.

10.1
Form of Indemnification Agreement entered into between the Company and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)).  1

	10.2	Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3 (SEC File No. 333-64381).

	10.3	Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). 1

10.4
Registration Rights Agreement dated as of May 29, 2003 by and between the Company and Ferris, Baker Watts, Incorporated (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3 dated August 8, 2003 (SEC File No. 333-107803)).

10.5
Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 10, 2004 (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2004 (SEC File No. 001-12803)). 1

10.5.1
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006) 1

10.6
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 26, 2007).¹ (SEC File No. 001-12803)) 1

10.7
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employees) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.9
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.10
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors – Alternative Version) effective as of November 7, 2007 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.11
Unsecured Credit Agreement dated February 11, 2008 among the Company, lenders thereto (The Bank of New York and Wells Fargo Bank, N.A.) and The Bank of New York as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated March 7, 2008 (SEC File No. 001-12803)).

10.12
Investment Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.13
Registration Rights Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.14
Consulting Agreement dated April 11, 2008 between the Company and James R. Moore (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)). ¹

10.15
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.16
Severance Agreement dated June 5, 2008 between the Company and Raymond P. Argila (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated September 5, 2008 (SEC File No. 001-12803)). ¹

10.17
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.18
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.19
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

1 Management contract, compensatory plan or arrangement.

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