Form 10-Q
period 2010-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2010-03-10
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC  20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 8, 2010, the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was:
8,414,459 Common Shares, par value $.01 per share, and 18,313,431 Class A Common Shares, par value $.01 per share

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2010 (Unaudited) and October 31, 2009.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2010 and 2009.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2010 and 2009.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2010.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 5	Other Information.

Item 6.	Exhibits.

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,	Oct 31,
ASSETS	2010	2009
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$564,587	$564,289
Non-core properties – at cost	1,383	1,383
	565,970	565,672
Less: Accumulated depreciation	(107,724)	(104,904)
	458,246	460,768
Mortgage note receivable	1,151	1,170
	459,397	461,938

Cash and cash equivalents	4,818	10,340
Restricted cash	1,038	1,035
Marketable securities	987	933
Tenant receivables	20,161	19,500
Prepaid expenses and other assets	7,878	6,366
Deferred charges, net of accumulated amortization	4,374	4,427
Total Assets	$498,653	$504,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit lines	$-	$-
Mortgage notes payable	110,722	116,417
Accounts payable and accrued expenses	3,287	771
Deferred compensation – officers	248	354
Other liabilities	9,339	9,954
Total Liabilities	123,596	127,496

Redeemable Noncontrolling Interests	8,208	7,259

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
8,414,459 and 8,222,514 shares issued and outstanding	84	82
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,313,431 and 18,241,275 shares issued and outstanding	183	182
Additional paid in capital	262,538	261,433
Cumulative distributions in excess of net income	(53,247)	(49,150)
Accumulated other comprehensive income (loss)	(162)	(216)
Total Stockholders’ Equity	270,646	273,581
Total Liabilities and Stockholders’ Equity	$498,653	$504,539

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2010	2009
Revenues
Base rents	$15,500	$15,543
Recoveries from tenants	4,824	5,489
Mortgage interest and other	194	338
Total Revenues	20,518	21,370

Operating Expenses
Property operating	3,497	3,421
Property taxes	3,328	3,389
Depreciation and amortization	3,569	4,355
General and administrative	1,726	1,618
Directors' fees and expenses	90	88
Total Operating Expenses	12,210	12,871

Operating Income	8,308	8,499
Non-Operating Income (Expense):
Interest expense	(1,838)	(1,542)
Interest, dividends and other investment income	21	37
Net Income	6,491	6,994

Noncontrolling interests:
Net income attributable to noncontrolling interest	(78)	(115)
Net income attributable to Urstadt Biddle Properties Inc.	6,413	6,879
Preferred stock dividends	(3,273)	(3,273)

Net Income Applicable to Common and Class A Common Stockholders	$3,140	$3,606

Basic Earnings Per Share:
Common	$.12	$.13
Class A Common	$.13	$.15

Diluted Earnings Per Share:
Common	$.11	$.13
Class A Common	$.13	$.15

Dividends Per Share:
Common	$.2200	$.2175
Class A Common	$.2425	$.2400

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2010	2009
Cash Flows from Operating Activities:
Net income attributable to Urstadt Biddle Properties Inc.	$6,413	$6,879
Adjustments to reconcile net income attributable to Urstadt Biddle Properties Inc. to net cash provided by operating activities:
Depreciation and amortization	3,569	4,355
Straight-line rent adjustment	(144)	(69)
Provisions for tenant credit losses	64	118
Restricted stock compensation expense and other adjustments	844	718
Deferred compensation arrangement	(106)	(757)
Noncontrolling interests	78	115
Changes in operating assets and liabilities:
Restricted cash	(2)	151
Tenant receivables	(581)	(1,613)
Accounts payable and accrued expenses	2,517	2,511
Other assets and other liabilities, net	(2,144)	(4,314)
Net Cash Flow Provided by Operating Activities	10,508	8,094

Cash Flows from Investing Activities:
Net proceeds from sale of property	-	925
Deposits on acquisition of real estate investments	-	1,100
Improvements to properties and deferred charges	(979)	(578)
Distributions to noncontrolling interests	(78)	(115)
Payments received on mortgage notes receivable	19	17
Net Cash Flow Provided by (Used in) Investing Activities	(1,038)	1,349

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(6,288)	(6,153)
Dividends paid -- Preferred Stock	(3,273)	(3,273)
Principal repayments on mortgage notes payable	(5,695)	(476)
Sales of additional shares of Common and Class A Common Stock	264	250
Repurchase of shares of Class A Common Stock	-	(355)
Net Cash Flow (Used in) Financing Activities	(14,992)	(10,007)

Net Decrease In Cash and Cash Equivalents	(5,522)	(564)
Cash and Cash Equivalents at Beginning of Period	10,340	1,664

Cash and Cash Equivalents at End of Period	$4,818	$1,100

Supplemental Cash Flow Disclosures:
Interest Paid	$1,775	$1,542

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

								Cumulative
	7.5% Series D						Additional	Distributions In	Accumulated Other	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income (loss)	Equity
Balances – October 31, 2009	2,450,000	$61,250	8,222,514	$82	18,241,275	$182	$261,433	$(49,150)	$(216)	$273,581
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	3,140	-	3,140
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	54	54
Total comprehensive income										3,194
Cash dividends paid :
Common stock ($.2200 per share)	-	-	-	-	-	-	-	(1,848)	-	(1,848)
Class A common stock ($.2425 per share)	-	-	-	-	-	-	-	(4,440)	-	(4,440)
Issuance of shares under dividend reinvestment plan	-	-	15,995	-	2,606	-	264	-	-	264
Shares issued under restricted stock plan	-	-	175,950	2	69,550	1	(3)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	844	-	-	844
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(949)	-	(949)
Balances – January 31, 2010	2,450,000	$61,250	8,414,459	$84	18,313,431	$183	$262,538	$(53,247)	$(162)	$270,646

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2010, the Company owned or had interests in 46 properties containing a total of 3.9 million square feet of Gross Leasable Area (“GLA”).

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”.  The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectibility of tenant and mortgage notes receivables.  Actual results could differ from these estimates.  The balance sheet at October 31, 2009 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (Code).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2010 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2010.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of January 31, 2010, the tax years 2005 through and including 2009 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, mortgage notes receivable and tenant receivables.  The Company places its cash and cash equivalents with high quality financial institutions and the balances at times could exceed federally insured limits.  The Company performs ongoing credit evaluations of its tenants and may require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  The Company has no dependency upon any single tenant.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders’ Equity.  There were no sales of marketable securities during the three month periods ended January 31, 2010 and 2009.

As of January 31, 2010, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At January 31, 2010, the Company has recorded a net unrealized loss on available for sale securities in the amount of $162,000.  The Company deems these unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at January 31, 2010 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$987	$1,149	$(162)	$74	$(236)

Comprehensive Income
Comprehensive income is comprised of net income applicable to common and class A common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities.  At January 31, 2010, other comprehensive income (loss) consisted of net unrealized gain (losses) on marketable securities of approximately ($162,000).  Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2010.

Earnings Per Share
The Company calculates basic and diluted earnings per share in accordance with the provisions of ASC Topic 260, “Earnings Per Share.”  Basic earnings per share (“EPS”) excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted average number of Common shares and Class A Common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company.  Since the cash dividends declared on the Company’s Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the “two-class” method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2010	2009
Numerator
Net income applicable to common stockholders – basic	$833	$948
Effect of dilutive securities:
Stock awards	26	20
Net income applicable to common stockholders – diluted	$859	$968

Denominator
Denominator for basic EPS – weighted average common shares	7,150	7,045
Effect of dilutive securities:
Restricted stock and other awards	343	234
Denominator for diluted EPS – weighted average common equivalent shares	7,493	7,279

Numerator
Net income applicable to Class A common stockholders-basic	$2,307	$2,658
Effect of dilutive securities:
Stock awards	(26)	(20)
Net income applicable to Class A common stockholders – diluted	$2,281	$2,638

Denominator
Denominator for basic EPS – weighted average Class A common shares	17,961	17,911
Effect of dilutive securities:
Restricted stock and other awards	71	84
Denominator for diluted EPS – weighted average Class A common equivalent shares	18,032	17,995

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation”, which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

Recently Issued Accounting Pronouncements

Adopted in Fiscal 2010

Effective November 1, 2009, the Company adopted ASC Topic 810, “Non-controlling Interests in Consolidated Financial Statements”.  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008). Under ASC Topic 810, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the Consolidated Statements of Income of the attribution of that income between controlling and noncontrolling interests. Finally, increases and decreases in noncontrolling interests will be treated as equity transactions. The Company currently is the general partner in two consolidated limited partnerships that have non-controlling interests.  In accordance with the terms of the partnership agreements and in connection with the adoption of ASC Topic 810, the Company adjusted the value of non-controlling interests to redemption value.  As a result of this adoption, the Company increased the value of non-controlling interests by $949,000 at January 31, 2010 with the corresponding reduction to stockholders equity.  See Note 5 for additional disclosures.

Beginning November 1, 2009, the Company adopted ASC Topic 805, “Business Combinations” (formerly SFAS No. 141R, “Business Combinations”) which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity.  In addition, ASC Topic 805 requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary significantly for each potential acquisition of property by the Company.  Other than expensing acquisition costs, the Company does not believe the adoption of ASC Topic 805 will have a material effect on financial position or results of operation of the Company.

(2)  CORE PROPERTIES

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, “Business Combinations”.  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant”.  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

The Company is currently in the process of evaluating the fair value of the in-place leases for the three retail properties it purchased in August 2009 for $600,000.  Consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the three months ended January 31, 2010 and 2009 the net amortization of above-market and below-market leases was approximately $6,000 and $27,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2010.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Secured Credit Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company was in compliance with such covenants at January 31, 2010.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In December of 2009, the Company repaid with available cash a first mortgage note payable secured by one of its shopping centers in the amount of $5.2 million.  The first mortgage payable was due to mature on March 1, 2010; the Company had the option to prepay the balance, without penalty beginning on December 1, 2009.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At January 31, 2010, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 6) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of January 31, 2010 and October 31, 2009 (amounts in thousands, except share data):

	January 31, 2010	October 31, 2009
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at January 31, 2010.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NON-CONTROLLING INTERESTS.

The Company is the general partner in two consolidated limited partnerships which own grocery anchored shopping centers.  The limited partnerships are listed below with the Company’s approximate ownership interest in parenthesis:

•	UB Ironbound, LP (“Ironbound”) (75%)
•	UB Stamford, LP (“Stamford”) (90%)

The limited partnerships have defined termination dates of December 31, 2097 and December 31, 2099, respectively.  The partners are entitled to receive an annual cash preference payable from available cash of the partnerships.  Any unpaid preferences accumulate and are paid from future cash, if any.  At January 31, 2010 the limited partners in Stamford have unpaid cash preferences of approximately $2.6 million.  The balance of available cash, if any, is distributed in accordance with the respective partner’s interests.  The limited partners in Ironbound currently have the right to require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Ironbound partnership agreement.  Effective January 1, 2010 the limited partners in Stamford can require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Stamford partnership agreement. Upon liquidation of the partnerships, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The limited partners are not obligated to make any additional capital contributions to the partnerships.  The Company retains an affiliate of one of the limited partners in one of the partnerships to provide management and leasing services to the property at an annual fee equal to two percent of rental income collected, as defined.  The limited partner interests in both partnerships are reflected at estimated fair market value in the accompanying consolidated financial statements as noncontrolling interests.

Effective November 1, 2009, the Company adopted ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements”.  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008).  Because the limited partners in both of the Company’s consolidated limited partnerships currently have the right to require the Company to redeem all or a part of their limited partnership units at prices as defined in the limited partnership agreements, the Company will report the noncontrolling interests in the partnerships in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  As a result of this adoption, the Company increased the carrying value of the non-controlling interests by $949,000 at January 31, 2010 with the corresponding decrease recorded in stockholders’ equity.   The Company did not need to restate noncontrolling interests on its October 31, 2009 consolidated balance sheet as Ironbound was recorded at redemption value and  Stamford’s partners did not have the right to require the Company to repurchase the units until after October 31, 2009.

The following table sets forth the details of the Company’s redeemable non-controlling interests at January 31, 2010 and October 31, 2009 (amounts in thousands)

	January 31, 2010	October 31, 2009

Beginning Balance	$7,259	$7,259
Change in Redemption Value	949	-

Ending Balance	$8,208	$7,259

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

In accordance with ASC Topic 718, the Company recognized compensation expense for restricted stock awards upon the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement unless a waiver was received by an employee over the retirement age, waving his right to continued vesting after retirement.  For non-vested restricted stock awards granted prior to the adoption of ASC Topic 718 in 2005, the Company continues to recognize compensation expense over the explicit vesting periods and accelerates any remaining unrecognized compensation cost when a participant actually retires.

In January 2010, the Company awarded 175,950 shares of Common Stock and 69,550 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2010 was approximately $3.7 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of January 31, 2010, and changes during the three months ended January 31, 2010 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2009	1,095,450	$14.72	334,700	$15.08
Granted	175,950	$14.88	69,550	$15.25
Vested	(38,300)	$7.25	(54,300)	$10.33
Non-vested at January 31, 2010	1,233,100	$14.97	349,950	$15.87

As of January 31, 2010, there was $14.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.53 years.  For the three months ended January 31, 2010 and 2009 amounts charged to compensation expense totaled $721,000 and $596,000, respectively.

Share Repurchase Program
In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common stock in the aggregate and to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of January 31, 2010, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

Preferred Stock
The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company and is redeemable at the Company’s option on or after April 2010 at a price of $25.00 per share plus accrued and unpaid dividends.

(7) FAIR VALUE MEASUREMENTS

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

Marketable debt and equity securities: Quoted market prices on national exchanges.

The Company calculates the fair value of the redeemable non controlling interests based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership in which the investor owns the Ownership Units.

The Company measures its redeemable noncontrolling interests and its marketable equity and debt securities classified as available for sale securities at fair value on a recurring basis.  The fair value of these financial assets was determined using the following inputs at January 31, 2010 (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Redeemable noncontrolling interests	$8,208	$-	$-	$8,208
Available for Sale Securities	987	987	-	-
Total	$9,195	$987	$-	$8,208

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At January 31, 2010 and October 31, 2009, the estimated aggregate fair value of the mortgage note receivable was approximately $1.3 million.

The estimated fair value of mortgage notes payable was $108,419,000 and $115,451,000 at January 31, 2010 and October 31, 2009, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(8)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2010, the Company had commitments of approximately $6.0 million for tenant related obligations.

(9)  SUBSEQUENT EVENTS

In February 2010, the Company entered into an agreement assigning the Company a contract to purchase a shopping center in the northeast region of the United States for a purchase price of $22.3 million, subject to an existing first mortgage secured by the property in the amount of approximately $9.2 million.  The Company plans on financing the balance of the purchase with available cash or borrowings under its Facility. In connection with entering into the agreement the Company paid an assignment fee of $133,000 and paid a contract deposit of $670,000 in March 2010.

On March 9, 2010, the Board of Directors of the Company declared cash dividends of $.2200 for each share of Common Stock and $.2425 for each share of Class A Common Stock.  The dividends are payable on April 16, 2010.

On March 9, 2010, the stockholders of the Company approved an amendment to the Company’s restricted stock plan (the “Plan”) to provide for an additional 300,000 common shares to be available for issuance under the Plan.  As amended, the Plan authorizes grants of up to an aggregate of 2,650,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,950,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

In addition, on March 9, 2010, the stockholders of the Company approved an amendment to the Company’s Dividend Reinvestment and Share Purchase Plan (“DRIP Plan”) to provide for an additional 400,000 Common Shares to be available for issuace under the DRIP Plan.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2010, the Company owned or had interests in 46 properties containing a total of 3.9 million square feet of GLA of which approximately 94% was leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in the remainder of fiscal 2010 and fiscal 2011, expects that it could continue to experience increased vacancy rates at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 94% of the Company’s portfolio remains leased. The Company has a strong capital structure with no debt maturing in the next 12 months. The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

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

▪	Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
▪	Selectively dispose of non-core and underperforming properties and re-deploy the proceeds into properties located in the northeast region
▪	Increase property values by aggressively marketing available GLA and renewing existing leases
▪	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
▪	Negotiate and sign leases that provide for regular or fixed contractual increases to minimum rents
▪	Control property operating and administrative costs

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.   Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the three month periods ended January 31, 2010 and 2009 the Company increased its allowance for doubtful accounts by $64,000 and $118,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2010.

Liquidity and Capital Resources
At January 31, 2010, the Company had unrestricted cash and cash equivalents of $4.8 million compared to $10.3 million at October 31, 2009.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

As a result of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets.  The Company maintains a ratio of total debt to total assets of under 22%, which has allowed the Company to obtain additional secured mortgage borrowings if necessary.  The Company’s earliest significant fixed rate debt maturity is not until 2011.  As of January 31, 2010, the Company has loan availability of $80 million on its two revolving lines of credit.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2010 and to meet its dividend requirements necessary to maintain its REIT status.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $10.5 million in the three months ended January 31, 2010, compared to $8.1 million in the comparable period of fiscal 2009. The net increase in operating cash flows in fiscal 2010 compared with the corresponding prior period was due primarily to the following:  a) the receipt of a $2.0 million receivable, which was included in other assets at October 31, 2009, relating to a condemnation award the Company received in fiscal 2009; b) the collection of approximately $1.0 million more in tenant receivables in fiscal 2010 as compared with the same period from fiscal 2009; c) a decrease in the net operating results of some of the Company’s properties owned during both periods.

Investing Activities

Net cash flows used by investing activities amounted to $1.0 million in the first three months of fiscal 2010 compared to net cash provided by investing activities of $1.3 million in the comparable period of fiscal 2009. The increase in cash flows used by investing activities was primarily the result of the Company receiving a refund in the first three months of fiscal 2009 of deposits it had placed on real estate acquisitions that did not go forward and receiving $925,000 in proceeds from the sale of one of its properties.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $15.0 million in the first three months of fiscal 2010 compared to $10.0 million in the comparable period of fiscal 2009. The increase in net cash used by financing activities from the first three months of fiscal 2009 to the first three months of fiscal 2010 was attributable to an increase in the annualized dividend rate on the Company’s outstanding Common and Class A Common stock of $0.01 per share and the repayment in December 2009 of a mortgage note payable in the amount of $5.2 million.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $111 million consists entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 6.1% at January 31, 2010. The mortgage loans with fixed interest rates are secured by 9 properties with a net book value of $157 million and have fixed rates of interest ranging from 5.5% to 7.3%.  The Company has no variable rate debt outstanding at January 31, 2010.  The Company made principal payments of $5.7 million (including the repayment of a mortgage note payable in the amount of $5.2 million) in the three months ended January 31, 2010 compared to $476,000 in the comparable period of fiscal 2009.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one year extensions at the Company’s option. Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of January 31, 2010, the Company was in compliance with such covenants on the Unsecured Facility and the secured facility discussed below.

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

As of March 9, 2010 the Company has $80 million available to be drawn down under its two revolving credit facilities.

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

Off-Balance Sheet Arrangements

During the three month periods ended January 31, 2010 and 2009, the Company did not have any material off-balance sheet arrangements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2010, the Company paid approximately $979,000 for property improvements, tenant improvement and leasing commission costs.  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $6.0 million for anticipated capital improvements and leasing costs during the balance of fiscal 2010. These expenditures are expected to be funded from operating cash flows or bank borrowings.

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

In December 2009, the Company extended both non-core properties leases seven years through December 2016.  Net rents on the St. Louis property (192,000 sf) were decreased to $3.40 per square foot in years 1-5 and $3.90 per square foot in years 6-7 versus $3.98 per square foot currently.  Net rents on the Dallas property (255,000 sf) were decreased to $3.71 per square foot in years 1-5 and $4.25 per square foot in years 6-7 versus $4.21 per square foot currently.  Neither lease contains an option for a term extension beyond 2016.  The effective date of both extensions is January 1, 2010.  Currently the properties are used as parts distribution facilities for the parts and service division of Chrysler Group LLC.

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At January 31, 2010, the two remaining non-core properties have a net book value of approximately $516,000.

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

Beginning November 1, 2009, the Company adopted ASC Topic 805, “Business Combinations” which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary significantly for each potential acquisition of property by the Company.  Accordingly, in fiscal 2010 the costs of completed acquisitions will reduce the Company’s FFO, whereas these acquisition costs did not reduce FFO in prior periods.  For the three months ended January 31, 2010 the Company did not expense any acquisition costs related to completed acquisitions.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three months ended January 31, 2010 and 2009 (amounts in thousands).

	Three Months Ended January 31,
	2010	2009

Net Income Applicable to Common and Class A Common Stockholders	$3,140	$3,606

Plus: Real property depreciation	2,830	2,830
Amortization of tenant improvements and allowances	611	1,163
Amortization of deferred leasing costs	113	302
Funds from Operations Applicable to Common and Class A Common Stockholders	$6,694	$7,901

Net Cash Provided by (Used in):
Operating Activities	$10,508	$8,094
Investing Activities	$(1,038)	$1,349
Financing Activities	$(14,992)	$(10,007)

FFO amounted to $6.7 million in the first three months of fiscal 2010 compared to $7.9 million in the first three months of fiscal 2009.  The net decrease in FFO is attributable, among other things, to: a) a decrease in the leased and occupancy percentage at some of the Company’s core properties which resulted in a reduction in base rent billed, and common area maintenance and real estate tax reimbursement revenue billed and accrued at some of our properties owned in both periods, and b) an increase in interest expense from two mortgages the Company entered into in fiscal 2009.  (See more detailed explanations which follow).

Results of Operations

The following information summarizes the Company’s results of operations for the three month periods ended January 31, 2010 and 2009 (amounts in thousands):

	Three Months Ended
	January 31,
Revenues	2010	2009	Increase (Decrease)	% Change
Base rents	$15,500	$15,543	$(43)	(0.3)
Recoveries from tenants	4,824	5,489	(665)	(12.1)
Mortgage interest and other	194	338	(144)	(42.6)

Operating Expenses
Property operating expenses	3,497	3,421	76	2.2
Property taxes	3,328	3,389	(61)	(1.8)
Depreciation and amortization	3,569	4,355	(786)	(18.0)
General and administrative expenses	1,726	1,618	108	6.7

Other Income/Expenses
Interest expense	1,838	1,542	296	19.2
Interest, dividends and other investment income	21	37	(16)	(43.2)

Revenues
Base rents decreased by 0.3% to $15.50 million for the three month period ended January 31, 2010 as compared with $15.54 million in the comparable period of 2009.  The change in base rentals and the changes in other income statement line items was attributable to:

Properties Held in Both Periods:

The decrease in base rents for properties held during the three month period ended January 31, 2010 compared to the same period in fiscal 2009, reflects an increase in vacancies occurring in fiscal 2009 at several of the Company’s core properties offset by an increase in rental rates for in place leases over the period.  For the first three months of fiscal 2010, the Company leased or renewed approximately 130,000 square feet (or approximately 3.3% of total property leasable area).  At January 31, 2010 the Company’s core properties were approximately 93% leased.  Overall core property occupancy increased to 91% at January 31, 2010 from 90% at January 31, 2009.

Recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) decreased by $665,000 for the three months ended January 31, 2010 when compared to the same period in fiscal 2009. This decrease was a result of a decrease in the leased percentage at some of the Company’s properties that reduced the rate at which the Company could bill and accrue common area maintenance and real estate taxes to its tenants under its leases.

Expenses
Operating expenses and real estate taxes for properties held in both periods were relatively unchanged in the three month period ended January 31, 2010 when compared with the same period of fiscal 2009.

Interest expense increased by a net $296,000, in the three month period ended January 31, 2010 compared to the same period in fiscal 2009 as a result of the Company mortgaging a previously free and clear property in fiscal 2009 in the amount of $17.8 million and increasing the size of another one of its mortgages from approximately $12 million to $18.9 million in fiscal 2009.  This increase was offset by scheduled principal payments on mortgage notes payable of $478,000 for the three months ended January 31, 2010 and the repayment of a mortgage note payable in the amount of $5.2 million in December 2009.

Depreciation and amortization expense from properties held in both periods decreased $786,000 during the three month period ended January 31, 2010 compared to the same period a year ago as a result of the acceleration of depreciation and amortization on tenant improvements and deferred leasing charges related to two lease terminations in the first quarter of fiscal 2009.

General and administrative expenses increased by $108,000 in the three month period ended January 31, 2010 compared to the same periods in fiscal 2009, primarily due to an increase in restricted stock compensation amortization expense.

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

As of January 31, 2010, the Company had no outstanding variable rate debt.  The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 6.0% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended January 31, 2010, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common Stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common Stock in the aggregate.  In addition, the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  There were no purchases of either Common, Class A Common Stock or Preferred Stock under the Program during any month in the quarter ended January 31, 2010 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 771,822 shares, in the aggregate, may yet be purchased under the Program.

Item 5.                                Other Information

Submission of Matters to a Vote of Security Holders
In connection with the Annual Meeting of Stockholders of the Company held on March 9, 2010, stockholders were asked to vote on the following matters:

1.	Election of three Directors (Class I) to serve for three years:

	Director	For	Withheld
	Willing L. Biddle	6,770,375	224,007
	E. Virgil Conway	6,352,910	641,472
	Robert J. Mueller	6,776,704	217,678

2.
Ratification of the appointment of PKF, Certified Public Accountants, A Professional Corporation as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2010:

	For	Against	Abstain
	7,966,143	14,874	15,243

3.
Amendment of the Company’s Dividend Reinvestment and Share Purchase Plan (“DRIP Plan”) to increase the number of shares registered for issuance under the DRIP Plan by an additional 400,000 shares of Common Stock:

	For	Against	Abstain
	6,821,505	140,178	32,700

4.
Amendment of the Company’s Restricted Stock Award Plan to increase the maximum number of shares of restricted stock available for issuance by an additional 300,000 common shares which, at the discretion of the Compensation Committee administering the Plan, may be any combination of Class A Common Stock or Common Stock:

	For	Against	Abstain
	6,041,633	918,851	33,799

 The terms of office of the following Class II and Class III Directors continued after the meeting:

Class II Directors – terms expiring in 2011

Peter Herrick
Charles D. Urstadt
George J. Vojta

Class III Directors – terms expiring in 2012

Kevin J. Bannon
Robert R. Douglass
George H.C. Lawrence
Charles J. Urstadt

As a result of the amendment to the Restricted Stock Award Plan, an aggregate of 2,650,000 shares of the Company's common stock have been reserved for issuance under the Plan, consisting of 350,000 shares of Common Stock, 350,000 shares of Class A Common Stock and 1,950,000 shares which, at the discretion of the Compensation Committee, may be awarded in any combination of Class A Common Stock or Common Stock. Following the amendment, 399,550 shares are available for issuance under the Plan.  Directors and management personnel selected by the Committee are eligible to receive grants under the Plan.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 10, 2010	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002