Form 10-Q
period 2010-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2010-09-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 8, 2010 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 8,446,900 Common Shares, par value $.01 per share, and 18,317,782 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 31, 2010 (Unaudited) and October 31, 2009.

Consolidated Statements of Income (Unaudited) – Three and nine months ended July 31, 2010 and 2009.

Consolidated Statements of Cash Flows (Unaudited) – Nine months ended July 31, 2010 and 2009.

Consolidated Statement of Stockholders' Equity (Unaudited) – Nine months ended July 31, 2010.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,	Oct 31,
ASSETS	2010	2009
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$599,254	$564,289
Non-core properties – at cost	1,383	1,383
	600,637	565,672
Less: Accumulated depreciation	(114,679)	(104,904)
	485,958	460,768
Investments in and advances to unconsolidated joint ventures	24,788	723
Mortgage note receivable	1,111	1,170
	511,857	462,661

Cash and cash equivalents	2,578	10,340
Restricted cash	859	1,035
Marketable securities	981	933
Tenant receivables	20,818	19,500
Prepaid expenses and other assets	7,052	5,643
Deferred charges, net of accumulated amortization	4,781	4,427
Total Assets	$548,926	$504,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit lines	$43,950	$-
Mortgage notes payable	118,792	116,417
Accounts payable and accrued expenses	2,974	771
Deferred compensation – officers	282	354
Other liabilities	10,930	9,954
Total Liabilities	176,928	127,496

Redeemable Noncontrolling Interests	8,239	7,259

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
8,446,900 and 8,222,514 shares issued and outstanding	84	82
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
18,317,782 and 18,241,275 shares issued and outstanding	183	182
Additional paid in capital	264,704	261,433
Cumulative distributions in excess of net income	(58,461)	(49,150)
Accumulated other comprehensive income (loss)	(204)	(216)
Total Stockholders’ Equity	267,556	273,581
Total Liabilities and Stockholders’ Equity	$548,926	$504,539

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues
Base rents	$47,327	$46,055	$16,136	$15,081
Recoveries from tenants	14,967	16,339	5,003	5,153
Lease termination income	633	77	586	37
Other income	604	572	88	214
Total Revenues	63,531	63,043	21,813	20,485

Expenses
Property operating	10,372	10,524	3,054	3,015
Property taxes	10,070	9,899	3,423	3,313
Depreciation and amortization	11,022	11,704	3,845	3,678
General and administrative	5,249	4,915	1,722	1,622
Acquisition costs	249	-	93	-
Directors' fees and expenses	244	229	70	63
Total Operating Expenses	37,206	37,271	12,207	11,691

Operating Income	26,325	25,772	9,606	8,794
Non-Operating Income (Expense):
Interest expense	(5,607)	(4,754)	(1,985)	(1,651)
Gain on sale of marketable securities	-	381	-	-
Equity in net income from unconsolidated joint venture	75	-	46	-
Other expense	(395)	-	54	-
Interest, dividends and other investment income	197	256	147	23

Net Income	20,595	21,655	7,868	7,166

Noncontrolling interests:
Net income attributable to noncontrolling interests	(230)	(343)	(76)	(114)
Net income attributable to Urstadt Biddle Properties Inc.	20,365	21,312	7,792	7,052
Preferred stock dividends	(9,820)	(9,820)	(3,273)	(3,273)

Net Income Applicable to Common and Class A Common Stockholders	$10,545	$11,492	$4,519	$3,779

Basic Earnings Per Share:
Common	$0.39	$0.43	$0.17	$0.14
Class A Common	$0.43	$0.47	$0.18	$0.16

Diluted Earnings Per Share:
Common	$0.38	$0.42	$0.16	$0.14
Class A Common	$0.42	$0.47	$0.18	$0.15

Dividends Per Share:
Common	$0.6600	$0.6525	$0.2200	$0.2175
Class A Common	$0.7275	$0.7200	$0.2425	$0.2400

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$20,595	$21,655
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	11,022	11,704
Straight-line rent adjustment	(713)	(362)
Provisions for tenant credit losses	318	341
Loss on property held for sale	300	-
Gain on marketable securities	-	(381)
Restricted stock compensation expense and other adjustments	2,457	2,060
Deferred compensation arrangement	(71)	(722)
Equity in net income of unconsolidated joint venture	(75)	-
Changes in operating assets and liabilities:
Restricted cash	176	151
Tenant receivables	(923)	(2,330)
Accounts payable and accrued expenses	2,066	1,839
Other assets and other liabilities, net	(2,187)	(3,682)
Net Cash Flow Provided by Operating Activities	32,965	30,273

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(22,261)	-
Investments in and advances to unconsolidated joint venture	(23,990)	-
Net proceeds from sale of property	-	925
Return of deposits on real estate investments	-	1,100
Deposits on acquisition of real estate investments	-	(310)
Improvements to properties and deferred charges	(3,589)	(1,677)
Distributions to noncontrolling interests	(230)	(343)
Payments received on mortgage notes receivable	59	53
Acquisitions of limited partner interests in consolidated joint venture	-	(2,111)
Proceeds on sale of securities available for sale	-	3,620
Purchases of securities available for sale	-	(3,239)
Net Cash Flow (Used in) Investing Activities	(50,011)	(1,982)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(18,876)	(18,470)
Dividends paid -- Preferred Stock	(9,820)	(9,821)
Principal repayments on mortgage notes payable	(6,787)	(13,395)
Proceeds from mortgage financing	-	36,700
Sales of additional shares of Common and Class A Common Stock	817	768
Repurchase of shares of Class A Common Stock	-	(505)
Repayment of revolving credit line borrowings	-	(17,100)
Proceeds from revolving credit line borrowings	43,950	14,100
Net Cash Flow Provided by (Used in) Financing Activities	9,284	(7,723)

Net Increase (Decrease) In Cash and Cash Equivalents	(7,762)	20,568
Cash and Cash Equivalents at Beginning of Period	10,340	1,664

Cash and Cash Equivalents at End of Period	$2,578	$22,232

Supplemental Cash Flow Disclosures:
Interest Paid	$5,432	$4,596

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

								Cumulative	Accumulated
	7.5% Series D						Additional	Distributions In	Other	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income (loss)	Equity
Balances – October 31, 2009	2,450,000	$61,250	8,222,514	$82	18,241,275	$182	$261,433	$(49,150)	$(216)	$273,581
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	10,545	-	10,545
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	148	148
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	(136)	(136)
Total comprehensive income										10,557
Cash dividends paid :
Common stock ($.6600 per share)	-	-	-	-	-	-	-	(5,553)	-	(5,553)
Class A common stock ($.7275 per share)	-	-	-	-	-	-	-	(13,323)	-	(13,323)
Issuance of shares under dividend reinvestment plan	-	-	48,436	-	6,957	-	817	-	-	817
Shares issued under restricted stock plan	-	-	175,950	2	69,550	1	(3)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	2,457	-	-	2,457
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(980)	-	(980)
Balances – July 31 ,2010	2,450,000	$61,250	8,446,900	$84	18,317,782	$183	$264,704	$(58,461)	$(204)	$267,556

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2010, the Company owned or had equity interests in 50 properties containing a total of 4.6 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2010.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of July 31, 2010, the fiscal tax years 2006 through and including 2009 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders’ Equity.  There were no sales of marketable securities during the nine month period ended July 31, 2010.

As of July 31, 2010, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At July 31, 2010, the Company has recorded a net unrealized loss on available for sale securities in the amount of $68,000.  The Company deems these unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at July 31, 2010 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$981	$1,049	$(68)	$106	$(174)

Derivative Financial Instruments
The Company occasionally utilizes derivative financial instruments, interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions.

As of July 31, 2010, the Company believes it has no significant risk associated with non-performance of the financial institution which is the counterparty to its derivative contract.  At July 31, 2010, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum. As of July 31, 2010, the Company had accrued liabilities of $136,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company’s interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges.  At July 31, 2010, other comprehensive income (loss) consisted of net unrealized gain (losses) on marketable securities of approximately ($68,000) and net unrealized gain (losses) on an interest rate swap agreement of approximately ($136,000).  Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2010.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Numerator
Net income applicable to common stockholders – basic	$2,803	$3,026	$1,203	$997
Effect of dilutive securities:
Stock awards	118	74	59	30
Net income applicable to common stockholders – diluted	$2,921	$3,100	$1,262	$1,027

Denominator
Denominator for basic EPS – weighted average common shares	7,167	7,062	7,184	7,078
Effect of dilutive securities:
Restricted stock and other awards	475	277	562	350
Denominator for diluted EPS – weighted average common equivalent shares	7,642	7,339	7,746	$7,428

Numerator
Net income applicable to Class A common stockholders-basic	$7,742	$8,466	$3,316	$2,782
Effect of dilutive securities:
Stock awards	(118)	(74)	(59)	(30)
Net income applicable to Class A common stockholders – diluted	$7,624	$8,392	$3,257	$2,752

Denominator
Denominator for basic EPS – weighted average Class A common shares	17,963	17,906	17,966	17,902
Effect of dilutive securities:
Restricted stock and other awards	133	101	174	129
Denominator for diluted EPS – weighted average Class A common equivalent shares	18,096	18,007	18,140	18,031

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

Beginning November 1, 2009, the Company adopted ASC Topic 805, “Business Combinations” (formerly SFAS No. 141R, “Business Combinations”) which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity.  In addition, ASC Topic 805 requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary significantly for each potential acquisition of property by the Company.  Other than expensing acquisition costs, the Company does not believe the adoption of ASC Topic 805 will have a material effect on financial position or results of operation of the Company.  During the first nine months of fiscal 2010 the Company incurred $249,000 in property acquisition costs.

(2)  CORE PROPERTIES

In April 2010, the Company, through a wholly owned subsidiary, acquired three contiguous buildings containing 28,000 square feet of retail and office space in Katonah, New York (“Katonah Village Commons”) for a cash purchase price of $8.5 million.  The Company financed its investment in the property with available cash and a $7.5 million borrowing on its unsecured revolving credit facility.  In conjunction with the purchase the Company incurred acquisition costs totaling $47,000 which have been expensed on the fiscal 2010 consolidated statement of income.

In May 2010, the Company, through a wholly owned subsidiary, completed the purchase of the New Milford Plaza Shopping Center (“New Milford”) for a purchase price of $22.3 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $9.2 million.  The Company financed its investment in the property with available cash and a $13.2 million borrowing on its unsecured revolving credit facility.  The assumption of the first mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2010 consolidated statement of cash flows. In conjunction with the purchase the Company incurred acquisition costs totaling $29,000 which have been expensed on the fiscal 2010 consolidated statement of income.

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

During fiscal 2010, the Company completed its evaluation of the acquired leases at its three bank properties which were acquired in fiscal 2009.   As a result of its evaluation, the Company has allocated  $1.8 million to a liability associated with the net fair value assigned to the acquired leases at the properties, which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the nine months ended July 31, 2010.  The Company is currently in the process of evaluating the fair value of the in-place leases for Katonah Village Commons and New Milford.  Consequently, no value has yet been assigned to those leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the nine months ended July 31, 2010 and 2009 the net amortization of above-market and below-market leases was approximately $234,000 and $100,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

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

In April 2010, the Company completed the negotiations on a contract to sell two properties for a sales price, including closing costs, of $7.8 million.  In accordance with ASC Topic 205 and 360, the Company adjusted the carrying value of the property to $7.8 million and realized a loss on asset held for sale of approximately $300,000. The $300,000 is included in other expense on the accompanying consolidated statement of income for the nine month period ended July 31, 2010.  In July 2010 the potential sale was terminated and as a result the two properties are no longer considered as assets held for sale.

(3)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2010.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Secured Credit Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at July 31, 2010.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In December of 2009, the Company used available cash to repay a first mortgage note payable secured by one of its shopping centers in the amount of $5.2 million.  The first mortgage payable was due to mature on March 1, 2010; the Company had the option to prepay the balance, without penalty beginning on December 1, 2009.

During April 2010, the Company borrowed $13.3 million on the Facility to finance the acquisition of Katonah Village Commons and to finance its investment in the joint venture that owns the Putnam Plaza shopping center.

During May and June 2010, the Company borrowed $13.2 million on the Facility to finance the acquisition of the New Milford Property and $17.45 million to finance its equity and debt investment in Midway.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At July 31, 2010, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of July 31, 2010 and October 31, 2009 (amounts in thousands, except share data):

	July 31, 2010	October 31, 2009
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverage’s relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at July 31, 2010.

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

The limited partnerships have defined termination dates of December 31, 2097 and December 31, 2099, respectively.  The partners are entitled to receive an annual cash preference payable from available cash of the partnerships.  Any unpaid preferences accumulate and are paid from future cash, if any.  At July 31, 2010 the limited partners in Stamford have unpaid cash preferences of approximately $2.8 million. The balance of available cash, if any, is distributed in accordance with the respective partner’s interests.  The limited partners in Ironbound currently have the right to require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Ironbound partnership agreement.  The limited partners in Stamford can require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Stamford partnership agreement. Upon liquidation of the partnerships, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The limited partners are not obligated to make any additional capital contributions to the partnerships.  The Company retains an affiliate of one of the limited partners in one of the partnerships to provide management and leasing services to the property at an annual fee equal to two percent of rental income collected, as defined.  The limited partner interests in both partnerships are reflected at redemption value which approximates fair value in the accompanying consolidated financial statements as noncontrolling interests.

Effective November 1, 2009, the Company adopted ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements”.  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008).  Because the limited partners in both of the Company’s consolidated limited partnerships currently have the right to require the Company to redeem all or a part of their limited partnership units at prices as defined in the limited partnership agreements, the Company will report the noncontrolling interests in the partnerships in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the nine months ended July 31, 2010, the Company increased the carrying value of the non-controlling interests by $980,000 with the corresponding decrease recorded in stockholders’ equity.

The following table sets forth the details of the Company’s redeemable non-controlling interests at July 31, 2010 and October 31, 2009 (amounts in thousands)

	July 31, 2010	October 31, 2009

Beginning Balance	$7,259	$7,259
Change in Redemption Value	980	-

Ending Balance	$8,239	$7,259

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

In April 2010, the Company, through a wholly owned subsidiary, acquired a 66.7% undivided equity interest in the Putnam Plaza Shopping Center (“Putnam Plaza”) for a cash purchase price of $6.5 million including closing costs.  The investment was funded with available cash and a $5.8 million borrowing on the Company’s Facility.  The remaining undivided interest in the property is owned by an unaffiliated investor.  Simultaneously to the acquisition, a $21 million non-recourse first mortgage payable was placed on the property with the proceeds distributed to the seller.  The new mortgage has an initial term of five years with a five year extension right at the then market interest rate as defined.  Payments of interest only are due for the first thirty months at 6.2%.  Beginning in the thirty-first month, payments of principal and interest, at the rate of 6.2%, are required based on a twenty seven and one half year amortization schedule.  In conjunction with the purchase the Company incurred acquisition costs totaling $116,000 which have been expensed on the fiscal 2010 consolidated statement of income.

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

In June 2010 the Company, through a wholly owned subsidiary, purchased a 9.9667% equity interest in Midway Shopping Center L.P., which owns a 247,000 square foot shopping center in Westchester County, New York (“Midway”) for approximately $6.0 million.  Also in June 2010, the Company loaned Midway, in the form of an unsecured note, approximately $11.6 million, which Midway used to repay $11.6 million in mortgage and unsecured loans.  The loan to Midway by the Company will require monthly payments to the Company of interest only at 5.75% per annum; the loan will mature on January 1, 2013.  The investments were funded with available cash and a $17.5 million borrowing on the Company’s Facility.  The Company has evaluated its investment in Midway and has concluded that the venture is not a variable interest entity and it should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 10% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.  In conjunction with the purchase the Company incurred acquisition costs totaling $42,000 which have been expensed on the fiscal 2010 consolidated statement of income.

The Company’s has allocated the $6.5 million excess of the carrying amount of its investment in and advance to Midway over the Company’s share of Midway’s net book value to real property and will amortize the difference over the estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $14 million.  The loan bears interest only at the rate of 6% per annum, which matures in January 2013. Midway’s only other debt outstanding is its unsecured loan to the Company in the amount of $11.6 million.

The Company’s other investment in unconsolidated joint venture is a 20% economic interest in a partnership which owns a retail and office building in Westchester County, New York.

At July 31, 2010 and October 31, 2009 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses): (amounts in thousands)

	July 31, 2010	October 31, 2009

Midway Shopping Center, L.P. (9.9667%)	$17,571	$-
Putnam Plaza Shopping Center (66.7%)	6,494	-
81 Pondfield Road Company (20%)	723	723
Total	$24,788	$723

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

A summary of the status of the Company’s non-vested Common and Class A Common shares as of July 31, 2010, and changes during the nine months ended July 31, 2010 are presented below:

	Common Shares		Class A Common Shares

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2009	1,095,450	$14.72	334,700	$15.08
Granted	175,950	$14.88	69,550	$15.25
Vested	(38,300)	$7.25	(54,300)	$10.33
Non-vested at July 31, 2010	1,233,100	$14.97	349,950	$15.85

As of July 31, 2010, there was $13.0 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.18 years.  For the nine months ended July 31, 2010 and 2009 amounts charged to compensation expense totaled $2,335,000 and $1,939,000, respectively.

Share Repurchase Program
In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common stock in the aggregate and to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of July 31, 2010, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of July 31, 2010, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at July 31, 2010 (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for Sale Securities	$981	$981	$-	$-

Liabilities:
Interest Rate Swap Agreement	$136	$-	$136	$-

Redeemable noncontrolling interests	$8,239	$-	$-	$8,239

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At July 31, 2010 and October 31, 2009, the estimated aggregate fair value of the mortgage note receivable was approximately $1.2 million and $1.3 million, respectively.

The estimated fair value of mortgage notes payable was approximately $116 million and $115 million at July 31, 2010 and October 31, 2009, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2010, the Company had commitments of approximately $5.3 million for tenant related obligations.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2010, the Company owned or had equity interests in 50 properties containing a total of 4.6 million square feet of GLA of which approximately 94% was leased.  The Company has equity interests in three unconsolidated joint ventures at July 31, 2010.  Those joint ventures were approximately 91% leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in the remainder of fiscal 2010 and fiscal 2011, expects that it could continue to experience increased vacancy rates at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 94% of the Company’s portfolio remains leased. The Company has a strong capital structure with no debt maturing in the next 12 months. The Company recently acquired interests in four shopping centers in its target market and expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the nine month periods ended July 31, 2010 and 2009 the Company increased its allowance for doubtful accounts by $318,000 and $341,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2010.

Liquidity and Capital Resources
At July 31, 2010, the Company had unrestricted cash and cash equivalents of $2.6 million compared to $10.3 million at October 31, 2009.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company is currently experiencing a reduction of rental revenues as a result of tenant vacancies at some of the Company’s properties and until these vacancies are re-leased and those new tenants begin to pay rent the Company’s cash flow will continue to be negatively affected.  Currently the Company is paying approximately 83% of its funds from operations out to shareholders in the form of common stock dividends.  Although the Company does not anticipate having to reduce its dividend on common stock, and has no plans to do so, a further significant decline in rental revenue, without a corresponding reduction in expenses, could lead the Company to conclude that it should reduce its common stock dividend until rental revenues return to pre fiscal 2009 levels.

As a result of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets.  The Company maintains a ratio of total debt to total assets of under 30% which has allowed the Company to obtain additional secured mortgage borrowings if necessary.  The Company’s earliest significant fixed rate debt maturity is not due until 2011.  As of July 31, 2010, the Company has loan availability of $36 million on its two revolving lines of credit.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $33.0 million in the nine months ended July 31, 2010, compared to $30.3 million in the comparable period of fiscal 2009. The net increase in operating cash flows in fiscal 2010 compared with the corresponding prior period was due primarily to the following:  a) the receipt of a $2.0 million receivable, which was included in other assets at October 31, 2009, relating to a condemnation award the Company received in fiscal 2009; and b) the collection of $1.4 million more of tenant receivables in the first nine months of fiscal 2010 when compared to the same period of fiscal 2009.

Investing Activities

Net cash flows used by investing activities amounted to $50.0 million in the first nine months of fiscal 2010 compared to $2.0 million in the comparable period of fiscal 2009. The increase in cash flows used by investing activities was primarily the result of the Company purchasing two real estate properties in the amount of $22.3 million, and two joint venture interests in the amount of $24.0 million in fiscal 2010.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $9.3 million in the first nine months of fiscal 2010 compared to net cash used of $7.7 million in the comparable period of fiscal 2009. The increase in net cash provided by financing activities in fiscal 2010 compared to net cash used in fiscal 2009 was attributable to borrowings on the Company’s Facility in the amount of $44 million to fund property acquisitions offset by an increase in the annualized dividend rate on the Company’s outstanding Common and Class A Common stock of $0.01 per share.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $118.8 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.9% at July 31, 2010. The mortgage loans with fixed interest rates are secured by 10 properties with a net book value of $178 million and have fixed rates of interest ranging from 5.5% to 7.3%.  The Company made principal payments of $6.8 million (including the repayment of a mortgage note payable in the amount of $5.2 million) in the nine months ended July 31, 2010 compared to $13.4 million (including the repayment of a mortgage note payable in the amount of $12.1) million in the comparable period of fiscal 2009.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one year extensions at the Company’s option. Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of July 31, 2010, the Company was in compliance with such covenants on the Unsecured Facility and the secured facility discussed below.

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

During fiscal 2010 the Company borrowed approximately $44 million to finance a portion of its four acquisitions in fiscal 2010.

As of September 8, 2010 the Company has approximately $36 million available to be drawn down under its two revolving credit facilities.

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real estate property including its recent acquisition of a 66.7% equity interest in the Putnam Plaza shopping center its 9.9667% equity investment in the Midway Shopping Center L.P. and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, “Investment in and Advances to Unconsolidated Joint Ventures” in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the nine months ended July 31, 2010, the Company paid approximately $3.6 million for property improvements, tenant improvement and leasing commission costs (approximately $2.25 million representing recurring property improvements and approximately $1.35 million related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $5.3 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2010 and fiscal 2011. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In April 2010, the Company, through a wholly owned subsidiary, acquired three contiguous buildings containing 28,000 square feet of retail and office space in Katonah, New for a cash purchase price of $8.5 million.  In conjunction with the purchase the Company incurred acquisition costs totaling $47,000 which have been expensed on the fiscal 2010 consolidated statement of income.

In May 2010, the Company, through a wholly owned subsidiary, completed the purchase of the New Milford Plaza Shopping Center for a purchase price of $22.3 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $9.2 million.  The Company financed its investment in the property with available cash and a $13.2 million borrowing on its Facility.  In conjunction with the purchase the Company incurred acquisition costs totaling $29,000 which have been expensed on the fiscal 2010 consolidated statement of income.

In April 2010, the Company, through a wholly owned subsidiary, acquired a 66.7% undivided equity interest in the Putnam Plaza Shopping Center for a cash purchase price of $6.5 million including closing costs.  The remaining undivided interest in the property is owned by an unaffiliated investor.  Simultaneously to the acquisition, a $21 million non-recourse first mortgage payable was placed on the property with the proceeds distributed to the seller.  The new mortgage has an initial term of five years with a five year extension right at the then market interest rate as defined.  Payments of interest only are due for the first thirty months at 6.2%.  Beginning in the thirty-first month, payments of principal and interest, at the rate of 6.2%, are required based on a twenty seven and one half year amortization schedule.

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

In June 2010 the Company, through a wholly owned subsidiary, purchased a 9.9667% equity interest in Midway Shopping Center L.P., which owns a 247,000 square foot shopping center in Westchester County, New York for approximately $6.0 million.  Also in June 2010, the Company loaned Midway, in the form of an unsecured note, approximately $11.6 million, which Midway used to repay $11.6 million in mortgage and unsecured loans.  The loan to Midway by the Company will require monthly payments to the Company of interest only at 5.75% and will mature on January 1, 2013.  The investments were funded with available cash and a $17.5 million borrowing on the Company’s Facility.  The Company has evaluated its investment in Midway and has concluded that the venture is not a variable interest entity and it should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 10% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.

The Company’s has allocated the $6.5 million excess of the carrying amount of its investment in and advance to Midway over the Company’s share of Midway’s net book value to real property and will amortize the difference over the estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $14 million.  The loan bears interest only at the rate of 6% per annum, which matures in January 2013. Midway’s only other debt outstanding is its unsecured loan to the Company in the amount of $11.6 million.

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

In December 2009, the Company extended the leases of both non-core properties seven years through December 2016.  Net rents on the St. Louis property (192,000 sf) were decreased to $3.40 per square foot in years 1-5 and $3.90 per square foot in years 6-7 versus $3.98 per square foot previously.  Net rents on the Dallas property (255,000 sf) were decreased to $3.71 per square foot in years 1-5 and $4.25 per square foot in years 6-7 versus $4.21 per square foot previously.  Neither lease contains an option for a term extension beyond 2016.  The effective date of both extensions was January 1, 2010.  Currently the properties are used as parts distribution facilities for the parts and service division of Chrysler Group LLC.

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At July 31, 2010, the two remaining non-core properties have a net book value of approximately $470,000.

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

Beginning November 1, 2009, the Company adopted ASC Topic 805, “Business Combinations” which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary significantly for each potential acquisition of property by the Company.  Accordingly, in fiscal 2010 the costs of completed acquisitions will reduce the Company’s FFO, whereas these acquisition costs did not reduce FFO in prior periods.  For the nine months ended July 31, 2010 the Company expensed $249,000 in acquisition costs related to completed acquisitions.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the nine months and three months ended July 31, 2010 and 2009 (amounts in thousands).

	Nine Months Ended July 31,		Three Months Ended July 31,
	2010	2009	2010	2009
Net Income Applicable to Common and Class A Common Stockholders	$10,545	$11,492	$4,519	$3,779

Real property depreciation	8,667	8,608	2,990	2,871
Amortization of tenant improvements and allowances	1,939	2,504	695	648
Amortization of deferred leasing costs	381	546	150	144
Depreciation and amortization on unconsolidated joint ventures	142	-	142	-
Loss on assets held for sale	300	-	-	-
Funds from Operations Applicable to Common and Class A Common Stockholders	$21,974	$23,150	$8,496	$7,442

Net Cash Provided by (Used in):
Operating Activities	$32,965	$30,273	$11,323	$10,483
Investing Activities	$(50,011)	$(1,982)	$(31,036)	$(3,306)
Financing Activities	$9,284	$(7,723)	$(20,786)	$12,069

FFO amounted to $22.0 million in the first nine months of fiscal 2010 compared to $23.2 million in comparable period of fiscal 2009.  The net decrease in FFO is attributable, among other things, to: a) a decrease from the beginning of fiscal 2009 in the leased and occupancy percentage at some of the Company’s core properties which resulted in a reduction in base rent billed, and common area maintenance and real estate tax reimbursement revenue billed and accrued at some of our properties owned in both periods; b) a reduction in investment income and gain on sale of securities in the combined amount of $600,000 relating to the purchase and sale of marketable securities in the second quarter of fiscal 2009; c) an increase in interest expense from two mortgages the Company entered into in fiscal 2009; d) an increase in general and administrative expenses predominantly related to an increase in restricted stock amortization expense; and e) $249,000 in acquisition costs related to the recently completed acquisitions, that prior to the beginning of fiscal 2010, were capitalized under generally accepted accounting principles, offset by  lease termination income in the amount of $586,000 received in the third quarter of fiscal 2010  and the FFO related to $46.3 million in property investments in the second and third quarters of fiscal 2010 (See more detailed explanations which follow).

Results of Operations

The following information summarizes the Company’s results of operations for the nine month and three month periods ended July 31, 2010 and 2009 (amounts in thousands):

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2010	2009	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$47,327	$46,055	$1,272	2.8%	$766	$506
Recoveries from tenants	14,967	16,339	(1,372)	(8.4)%	99	(1,471)
Mortgage interest and other	604	572	32	5.6%	-	32

Operating Expenses
Property operating expenses	10,372	10,524	(152)	(1.4)%	219	(371)
Property taxes	10,070	9,899	171	1.7%	138	33
Depreciation and amortization	11,022	11,704	(682)	(5.8)%	208	(890)
General and administrative expenses	5,249	4,915	334	6.8%	N/A	N/A

Other Income/Expenses
Interest expense	5,607	4,754	853	17.9%	79	774
Interest, dividends and other investment income	197	256	(59)	(23.0)%	N/A	N/A

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2010	2009	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$16,136	$15,081	$1,055	7.0%	$581	$474
Recoveries from tenants	5,003	5,153	(150)	(2.9)%	99	(249)
Mortgage interest and other	88	214	(126)	(58.9)%	149	(275)

Operating Expenses
Property operating	3,054	3,015	39	1.3%	162	(123)
Property taxes	3,423	3,313	110	3.3%	138	(28)
Depreciation and amortization	3,845	3,678	167	4.5%	168	(1)
General and administrative	1,722	1,622	100	6.2%	N/A	N/A

Non-Operating Income/Expense
Interest expense	1,985	1,651	334	20.2%	79	255
Interest, dividends, and other investment income	147	23	124	539.1%	N/A	N/A

Revenues
Base rents increased by 2.8% to $47.3 million for the nine month period ended July 31, 2010 as compared with $46.1 million in the comparable period of 2009.  Base rents increased 7.0% to $16.1 million for the three months ended July 31, 2010 as compared with $15.1 million in the comparable period of 2009.  The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2010, the Company purchased two properties totaling approximately 258,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the nine month and three month periods ended July 31, 2010.  The remaining two property acquisitions made by the Company in fiscal 2010 are accounted for under the equity method of accounting and are not included in any of the variance analysis in the preceding charts on the consolidated financial statements.

Properties Held in Both Periods:

The net increase in base rents for properties held during the nine month and three month periods ended July 31, 2010 compared to the same periods in fiscal 2009, was a result of an increase in rental rates for in place leases for existing tenants over the periods, additional base rent revenue for newly leased spaces in fiscal 2010 that were vacant in parts of the first three quarters of fiscal 2009; offset by an increase in vacancies occurring in fiscal 2009 at several of the Company’s core properties which resulted in a loss  in base rental revenue for the first nine months of fiscal 2010 when compared with the corresponding period of fiscal 2009.  For the first nine months of fiscal 2010, the Company leased or renewed approximately 741,000 square feet (or approximately 16.0% of total consolidated property leasable area).  At July 31, 2010 the Company’s core properties were approximately 93% leased.  Overall core property occupancy increased to 91% at July 31, 2010 from 90% at July 31, 2009.

In the nine month and three month periods ended July 31, 2010, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) decreased by $1,471,000 and $249,000, respectively compared to the corresponding  periods in fiscal 2009. This decrease was a result of a decrease in the leased percentage at some of the Company’s properties that reduced the rate at which the Company could bill and accrue common area maintenance and real estate tax revenue to its tenants under its leases.

Expenses
Operating expenses decreased by $371,000 and $123,000 in the nine and three month period ended July 31, 2010, respectively as a result of a reduction in snow removal costs and property maintenance costs when compared with the corresponding periods of fiscal 2009.  Real estate taxes for properties held in both periods were relatively unchanged in the nine month and three month periods ended July 31, 2010 when compared with the same periods of fiscal 2009.

Interest expense increased by a net $774,000 and $255,000, in the nine month and three month periods ended July 31, 2010, respectively when compared to corresponding periods in fiscal 2009 as a result of the Company mortgaging a previously free and clear property in September 2009 in the amount of $17.8 million and increasing the size of another one of its mortgages from approximately $12 million to $18.9 million in May 2009.  This increase was offset by scheduled principal payments on mortgage notes payable in the amount of $1.6 million for the nine months ended July 31, 2010 and the repayment of a mortgage note payable in the amount of $5.2 million in December 2009 (fiscal 2010).

Depreciation and amortization expense from properties held in both periods decreased by $890,000 during the nine month period ended July 31, 2010 compared to the corresponding period of fiscal 2009 as a result of the acceleration of depreciation and amortization on tenant improvements and deferred leasing charges related to two lease terminations in the first quarter of fiscal 2009.  Depreciation and amortization for the three month period ended July 31, 2010 was relatively unchanged when compared with the corresponding period of fiscal 2009.

General and administrative expenses increased by $334,000 and $100,000 in the nine month and three month periods ended July 31, 2010, respectively compared to the corresponding periods in fiscal 2009, primarily due to an increase in restricted stock compensation amortization expense.

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

As of July 31, 2010, the Company had $44.0 million in outstanding variable rate (based on LIBOR) debt.  In July of 2010 the Company entered into an interest rate swap derivative financial instrument with BNY Mellon to fix the interest rate on $11.6 million of variable rate debt at 1.22% until January 2, 2013.  The remaining balance of approximately $32 million on the Facility bears interest at LIBOR plus 0.85% to 1.15% based on the Company’s leverage levels.  If LIBOR were to increase by 100 basis points it would increase the Company’s consolidated interest expense by approximately $320,000.

We may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, we would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Changes in Internal Controls
During the quarter ended July 31, 2010, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                Legal Proceedings

The Company is not involved in any litigation that in management’s opinion would result in a material adverse effect on the Company’s ownership, management or operation of its properties.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common Stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common Stock in the aggregate.  In addition, the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  There were no purchases of either Common, Class A Common Stock or Preferred Stock under the Program during any month in the quarter ended July 31, 2010 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 771,822 shares, in the aggregate, may yet be purchased under the Program.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 8, 2010	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002