Form 10-K
period 2010-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2011-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes □	No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2010 (price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter): Common Shares, par value $.01 per share $46,078,320; Class A Common Shares, par value $.01 per share $335,560,871.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 11, 2011 (latest date practicable): 8,637,390 Common Shares, par value $.01 per share, and 20,883,748 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 10, 2011 (certain parts as indicated herein) (Part III).

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

Description of Business

The Company's sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  The Company's core properties consist principally of neighborhood and community shopping centers, five office buildings and one office/retail mixed use property.  The remaining properties consist of two industrial properties.  The Company seeks to identify desirable properties for acquisition, which it acquires in the normal course of business.  In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

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

At October 31, 2010, the Company owned or had equity interests in fifty properties comprised of neighborhood and community shopping centers, office buildings, office/retail mixed use and industrial facilities located in seven states throughout the United States, containing a total of 4.6 million square feet of gross leasable area (“GLA”).  For a description of the Company's individual investments, see Item 2-Properties.

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

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties.  Of the fifty properties the Company owns or has an equity interest in, forty eight properties (three of which are accounted for under the equity method of accounting) are considered core properties, consisting of forty two retail properties, five office buildings (including the Company's executive headquarters) and one mixed use office/retail property.  At October 31, 2010, these properties contained in the aggregate 4.2 million square feet of GLA. The Company's core properties collectively had 609 tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2010, the forty-five consolidated core properties were 94% leased.  At October 31, 2010 the Company had equity investments in three core properties which it does not consolidate, those properties were approximately 90% leased.  The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2010, no single tenant comprised more than 8.7% of the total annual base rents of the Company’s core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2010.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	5	8.7%
Bed Bath & Beyond	3	4.1%
TJX Companies	4	2.9%
A&P Supermarkets	3	2.9%
ShopRite	3	2.8%
Staples	3	2.4%
Big Y	2	2.2%
Toys R Us	2	2.1%
BJ’s	2	2.0%
Sports Authority	1	1.4%
		31.5%

See Item 2 Properties for a complete list of the Company’s core properties.

In December, 2010, the Company was notified that The Great Atlantic and Pacific Tea Company, Inc., which leases three spaces in the Company’s portfolio (129,000 sf), filed a petition for protection under Chapter 11 of the United States Bankruptcy Law.  As of the date of this report the Company has not received any additional information regarding these three leases.  If the leases are rejected under bankruptcy law the Company potentially could suffer re-tenanting costs and a rental income loss until the spaces are re-leased.  If the leases are rejected the Company believes it would be successful in re-leasing the vacant spaces, although there could be some rental revenue loss during the time it takes to re-lease the spaces.

The Company’s single largest real estate investment is its 90% general partnership interest in the Ridgeway Shopping Center (“Ridgeway”).  Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid 1990’s. The property contains approximately 371,000 square feet of gross leasable space.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2010, Ridgeway revenues represented approximately 15% of the Company’s total revenues and approximately 15% of the Company’s total assets at October 31, 2010. As of October 31, 2010, Ridgeway was 100% leased. The property’s largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath and Beyond (15%) and Marshall’s Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2010 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent (%)
2011	5	8,715	291,895	2.9%
2012	6	35,359	1,227,057	12.3%
2013	10	77,146	2,485,077	24.8%
2014	4	15,498	302,039	3.0%
2015	4	31,935	834,325	8.3%
2016	-	-	-	-
2017	1	60,000	1,853,760	18.5%
2018	4	54,085	1,618,351	16.2%
2019	1	2,950	88,500	0.9%
2020	-	-	-	-
Thereafter	3	64,882	1,309,802	13.1%

Total	38	350,570	$10,010,806	100.0%

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

At October 31, 2010, the Company's non-core properties consisted of two industrial facilities in St. Louis and Dallas with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2010.

The two industrial facilities consist of automobile and truck parts distribution warehouses.  The facilities are net leased to Chrysler Group, LLC under lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.  For the fiscal years ended October 31, 2010, 2009, and 2008 revenues billed and collected under the above leases amounted to approximately $1,761,000, $1,789,000 and $1,776,000 respectively.

At October 31, 2010, the Company also held one fixed rate first mortgage note receivable, secured by a shopping center with a net book value of $1,090,000.

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

Competition

The real estate investment business is highly competitive.  The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, the Company's properties are subject to local competitors from the surrounding areas.  The Company's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where the Company’s retail properties are located.  The Company's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing space to prospective tenants is generally determined on the basis of, among other things, rental rates, location, and physical quality of the property and availability of space.

The Company’s industrial properties are net leased under lease arrangements with Chrysler Group, LLC.  In December 2009, the Company extended the leases of both non-core properties seven years through December 2016.  Net rents on the St. Louis property (192,000 sf) were decreased to $3.40 per square foot in years 1-5 and $3.90 per square foot in years 6-7 versus $3.98 per square foot in the expiring lease.  Net rents on the Dallas property (255,000 sf) were decreased to $3.71 per square foot in years 1-5 and $4.25 per square foot in years 6-7 versus $4.21 per square foot in the expiring lease.  Neither lease contains an option for a term extension beyond 2016.  The effective date of both extensions was January 1, 2010.  Currently the properties are used as parts distribution facilities for the parts and service division of Chrysler Group LLC.

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location. Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  For the year ended October 31, 2010, approximately 86% of our total revenues were from properties located in these four counties. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our core properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company’s single largest real estate investment is its 90% interest in the Ridgeway Shopping Center (“Ridgeway”) located in Stamford, Connecticut.  For the year ended October 31, 2010, Ridgeway revenues represented approximately 15% of the Company’s total revenues and approximately 15% of the Company’s total assets at October 31, 2010.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

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

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and failure to comply could result in defaults that accelerate the payment under our debt.  Our secured and unsecured revolving credit agreements contain financial and other covenants which may limit our ability, without our lenders’ consent, to engage in operating or financial activities that we may believe desirable.  Our mortgage notes payable and our secured revolving credit facility contain customary covenants for such agreements including, among others, provisions:

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

Uninsured and underinsured losses may affect the value of, or return from, our property interests. We maintain comprehensive insurance on our properties, including the properties securing our loans, in amounts which we believe are sufficient to permit replacement of the properties in the event of a total loss, subject to applicable deductibles.  There are certain types of losses, such as losses resulting from wars, terrorism, earthquakes, floods, in some instances, hurricanes or other acts of God that may be uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property.  In addition, changes in building codes and ordinances, environmental considerations and other factors might make it impracticable for us to use insurance proceeds to replace a damaged or destroyed property.  If any of these or similar events occur, it may reduce our return from an affected property and the value of our investment.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman and Chief Executive Officer, who beneficially owns 40.4% of our outstanding Common Stock and 1.4% of our outstanding Class A common stock as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 36.12% of our outstanding voting interests.  Together with Mr. Urstadt, Mr. Biddle, our President and the other directors and executive officers, as a group, hold approximately 57.0% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A common stock.  The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                       Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2010.  Except as otherwise noted, all core properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT (1)	1997	1950	2002	371,000	13.6	37	100%	Stop & Shop Supermarket
Springfield, MA	1996	1970	1970	326,000	26.0	27	88%	Big Y Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	26	89%	ShopRite Supermarket
Stratford, CT	1988	1978	2005	273,000	29.0	15	94%	Stop & Shop Supermarket
Scarsdale, NY (3)	2004	1958	2010	247,000	14.0	27	87%	ShopRite Supermarket
New Milford, CT	2002	1972	2010	231,000	20.0	10	90%	Walmart
Yorktown, NY	1997	1973	2005	200,000	16.4	8	88%	Staples
Danbury, CT	-	1989	1995	194,000	19.3	23	100%	Christmas Tree Shops
Carmel, NY (4)	2006	1971	2010	193,000	22.0	37	97%	Hannaford Brothers
White Plains, NY	1994	1958	2003	193,000	3.5	10	100%	Toys “R” Us
Ossining, NY	2000	1978	1998	137,000	11.4	25	97%	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26.0	27	97%	Home Goods
Carmel, NY	1999	1983	1995	129,000	19.0	19	98%	ShopRite Supermarket
Wayne, NJ	1992	1959	1992	102,000	9.0	39	89%	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	8	100%	Savers
Newark, NJ (2)	-	1995	2008	101,000	8.4	15	100%	Pathmark
Darien, CT	1992	1955	1998	97,000	9.5	16	92%	Stop & Shop Supermarket
Emerson, NJ	-	1981	2007	93,000	7.0	15	94%	ShopRite Supermarket
New Milford, CT	-	1966	2008	79,000	7.6	5	100%	Big Y Supermarket
Somers, NY	-	1991	1999	78,000	10.8	31	91%	CVS
Orange, CT	-	1990	2003	78,000	10.0	10	87%	Trader Joe’s Supermarket
Eastchester, NY	2002	1978	1997	70,000	4.0	14	93%	Food Emporium
Ridgefield, CT	1999	1930	1998	51,000	2.1	29	70%	Keller Williams
Rye, NY (4 buildings)	-	Various	2004	40,000	1.0	16	81%	Cosi
Westport, CT	-	1986	2003	39,000	3.0	10	100%	Pier One Imports
Ossining, NY	-	1975	2001	38,000	1.0	16	86%	Dress Barn
Danbury, CT	-	1988	2002	33,000	2.7	5	100%	Chuck E Cheese
Ossining, NY	2001	1981	1999	29,000	4.0	4	100%	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	25	97%	Squires
Pelham, NY	-	1975	2006	26,000	1.0	10	100%	Gristede’s Supermarket
Queens, NY (2 buildings)	-	1960	2006	26,000	1.0	14	92%	Melodya
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	RiteAid
Somers, NY	-	1987	1992	19,000	4.9	10	91%	Putnam County Savings Bank
Monroe, CT	-	2005	2007	10,000	2.0	6	100%	Starbucks
Office Properties and Bank Branches:
Greenwich, CT (5 buildings)	-	various	various	59,000	2.8	16	83%	Tutor Time
Bank Branches, NY (4 buildings)	-	1960	2008 & 2009	23,000	0.7	3	88%	People's United Bank, JP Morgan Chase
				4,186,000		609

(1) The Company is the sole general partner in the partnership that owns this property (90% Ownership Interest).

(2) A wholly-owned subsidiary of the Company is the sole general partner of a partnership that owns this property (75% Ownership Interest)

(3)  A wholly-owned subsidiary of the Company has a 9.9667% equity interest in the limited partnership that owns the property. In November 2010, the Company purchased an additional 0.925% interest in the Midway limited partnership.  The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property. (See note 10 in the financial statements included in Item 8 for more information)

(4) A wholly owned subsidiary of the Company has a 66.67% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property. (See note 10 in the financial statements included in Item 8 for more information)

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

At October 31, 2010, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2010.

The following table sets forth information concerning each non-core property at October 31, 2010.  The non-core properties are 100% owned by the Company.

Location	Year Renovated	Year Completed	Year Acquired	Rentable Square Feet	Acres	# of Tenants	Leased	Principal Tenant

Dallas, TX	1989	1970	1970	255,000	14.5	1	100%	Chrysler Group, LLC

St. Louis, MO	2000	1970	1970	192,000	16.0	1	100%	Chrysler Group, LLC

				447,000		2

Total Portfolio				4,633,000		611

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the core and non-core properties for leases in place as of October 31, 2010, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet
2011 (1)	113	352,114	8.80%
2012	84	430,668	10.76%
2013	71	441,378	11.02%
2014	53	313,262	7.83%
2015	55	402,250	10.05%
2016	35	145,250	3.63%
2017	31	717,376	17.92%
2018	22	169,371	4.23%
2019	31	147,032	3.67%
2020	27	164,644	4.11%
Thereafter	27	719,716	17.98%

Total	549	4,003,061	100.00%

(1)	Represents lease expirations from November 1, 2010 to October 31, 2011 and month-to-month leases.

Item  3.                      Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings.  There are no material legal proceedings presently pending against the Company.

Item 4.                      Removed and Reserved.

PART II

Item 5.                      Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and “UBA,” respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2010 and 2009 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2010		Fiscal Year Ended October 31, 2009
	Low	High	Low	High
First Quarter	$13.07	$15.65	$11.65	$16.60
Second Quarter	$13.45	$15.50	$9.59	$14.70
Third Quarter	$13.68	$15.58	$11.54	$14.50
Fourth Quarter	$14.73	$16.75	$12.70	$15.11

Class A Common shares:	Fiscal Year Ended October 31, 2010		Fiscal Year Ended October 31, 2009
	Low	High	Low	High
First Quarter	$13.72	$15.61	$12.82	$17.39
Second Quarter	$14.49	$17.38	$10.08	$16.05
Third Quarter	$15.72	$17.85	$12.46	$16.19
Fourth Quarter	$16.96	$19.55	$14.24	$16.21

(b) Approximate Number of Equity Security Holders

At December 31, 2010 (latest date practicable), there were 958 shareholders of record of the Company's Common Stock and 953 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2010 and 2009:

	Common Shares			Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion
January 22, 2010	$.220	$.161	$.059	$.2425	$.1771	$.0654
April 16, 2010	$.220	$.161	$.059	$.2425	$.1771	$.0654
July 16, 2010	$.220	$.161	$.059	$.2425	$.1771	$.0654
October 15, 2010	$.220	$.161	$.059	$.2425	$.1771	$.0654
	$.88	$.644	$.236	$.97	$.7084	$.2616

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Capital Gain	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Capital Gain
January 16, 2009	$.2175	$.1385	$.075	$.004	$.240	$.154	$.082	$.004
April 17, 2009	$.2175	$.1385	$.075	$.004	$.240	$.154	$.082	$.004
July 17, 2009	$.2175	$.1385	$.075	$.004	$.240	$.154	$.082	$.004
October 16, 2009	$.2175	$.1385	$.075	$.004	$.240	$.154	$.082	$.004
	$.87	$.554	$.300	$.016	$.96	$.616	$.328	$.016

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2010, the Company made distributions to stockholders aggregating $0.88 per Common share and $0.97 per Class A Common share. On December 15, 2010, the Company’s Board of Directors approved the payment of a quarterly dividend payable January 21, 2011 to stockholders of record on January 7, 2011. The quarterly dividend rates were declared in the amounts of $0.2225 per Common share and $0.2450 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2010, 1,138,778 shares of Common Stock and 203,710 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock in the aggregate.  In addition the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  During fiscal 2009 the Company repurchased 38,700 shares of Class A Common Stock at an aggregate purchase price of $506,000, there were no purchases in the fiscal year ended October 31, 2010.  As of October 31, 2010, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the repurchase program. The Company has not yet repurchased any Preferred Stock under the Program.

The following table sets forth the shares repurchased by the Company during the three month period ended October 31, 2010:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
August 1, 2010 – August 31, 2010	-	-	-	771,822
September 1, 2010 – September 30, 2010	-	-	-	771,822
October 1, 2010 – October 31, 2010	-	-	-	771,822

Item 6.                      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2010	2009	2008	2007	2006
Balance Sheet Data:
Total Assets	$557,053	$504,539	$506,117	$471,770	$451,350

Revolving Credit Lines	$11,600	$-	$5,100	$-	$-

Mortgage Notes Payable	$118,202	$116,417	$104,954	$96,282	$104,341

Redeemable Preferred Stock	$96,203	$96,203	$96,203	$52,747	$52,747

Operating Data:
Total Revenues	$85,149	$82,727	$80,856	$81,880	$72,302

Total Expenses and payments to noncontrolling interests	$58,211	$55,645	$52,649	$49,630	$48,708

Net income attributable to Urstadt Biddle Properties Inc.	$27,542	$27,743	$28,525	$32,751	$24,544

Per Share Data:
Basic Earnings Per Share:
Class A Common Stock	$.58	$.60	$.66	$.95	$.63
Common Stock	$.53	$.55	$.60	$.86	$.56

Diluted Earnings Per Share:
Class A Common Stock	$.57	$.59	$.64	$.93	$.61
Common Stock	$.52	$.54	$.58	$.83	$.55

Cash Dividends on:
Class A Common Stock	$.97	$.96	$.95	$.92	$.90
Common Stock	$.88	$.87	$.86	$.83	$.81
Total	$1.85	$1.83	$1.81	$1.75	$1.71

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$45,172	$42,611	$44,997	$49,307	$35,429

Investing Activities	$(51,195)	$(3,095)	$(33,694)	$(19,457)	$(20,129)

Financing Activities	$11,358	$(30,840)	$(13,857)	$(28,432)	$(38,994)

Funds from Operations (Note 1)	$30,053	$30,108	$30,444	$37,062	$28,848

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

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2010, the Company owned or had equity interests in 50 properties containing a total of 4.6 million square feet of GLA of which approximately 94% was leased.  Included in the 50 properties are equity interests in three unconsolidated joint ventures at October 31, 2010.  These joint ventures were approximately 90% leased.  We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased our dividends per Common and Class A common shares for 17 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in fiscal 2011, expects that it will continue to experience increased vacancy rates, relative to the Company’s historical norm, at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 94% of the Company’s portfolio remains leased.  The Company has a strong capital structure with only $4.1 million in secured debt maturing in the next 12 months.  The Company expects to continue to explore acquisition opportunities that may arise during this economic downturn consistent with its business strategy.

Primarily as a result of property acquisitions in fiscal 2010, the Company’s financial data shows increases in total revenues and expenses from period to period.

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

Revenue Recognition

Our leases with tenants are classified as operating leases.  The Company records base rents on a straight-line basis over the term of each lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant receivables on the Company’s consolidated balance sheets. Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses. Adjustments are also made throughout the year to tenant receivables and the related cost recovery income based upon the Company’s best estimate of the final amounts to be billed and collected.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at October 31, 2010.

Liquidity and Capital Resources
At October 31, 2010, the Company had unrestricted cash and cash equivalents of $15.7 million compared to $10.3 million at October 31, 2009.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

As a result of the Company’s conservative capital structure, the Company’s liquidity and capital resources have not been significantly affected by the recent turmoil in the credit markets.  The Company maintains a ratio of total debt to total assets of under 25% which we believe will allow the Company to obtain additional secured mortgage borrowings if necessary.  The Company’s earliest significant fixed rate debt maturity is not until October 2011.  As of October 31, 2010, the Company has loan availability of $68.4 million on its two revolving lines of credit.

In January of 2011, the Company used available cash in the amount of $7.4 million to purchase the remaining 10% limited partner interests in the limited partnership that owns the Stamford property (See Note 16 in the Company’s financial statements included in Item 8 for more information.)

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2011 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2010, 2009 and 2008, net cash flow provided by operations amounted to $45.2 million, $42.6 million and $45.0 million, respectively.  Cash dividends paid on common and preferred shares increased to $38.9 million in fiscal 2010 compared to $37.7 million in fiscal 2009 and $36.0 million in fiscal 2008.

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

In December, 2010, the Company was notified that The Great Atlantic and Pacific Tea Company, Inc., which leases three spaces in the Company’s portfolio (129,000 sf), filed a petition for protection under Chapter 11 of the United States Bankruptcy Law.  As of the date of this report the Company has not received any additional information regarding these three leases.  If the leases are rejected under bankruptcy law the Company potentially could suffer re-tenanting costs and a rental income loss until the spaces are re-leased.  If the leases are rejected the Company believes it would be successful in re-leasing the vacant spaces, although there could be some rental revenue loss during the time it takes to re-lease the spaces.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $45.2 million in fiscal 2010, compared to $42.6 million in fiscal 2009, and $45.0 million in fiscal 2008.  The changes in operating cash flows were primarily the result of:

Increase from fiscal 2009 to fiscal 2010:

a) The receipt in fiscal 2010 of a $2.0 million condemnation award from the State of Connecticut related to one of the Company’s properties which was accrued at October 31, 2009.

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

Investing Activities

Net cash flows used in investing activities were $51.2 million in fiscal 2010, $3.1 million in fiscal 2009 and $33.7 million in fiscal 2008. The changes in investing cash flows were primarily the result of:

Increase in cash used from fiscal 2009 to fiscal 2010:

a) The Company acquiring $46.2 million (four properties) in properties in fiscal 2010 when compared with $600,000 (3 retail bank branches) and $2.1 million (one limited partnership interest in a consolidated joint venture) in fiscal 2009 and b) the Company incurring $2.4 million more in improvements and deferred charges related to its properties in fiscal 2010 when compared to fiscal 2009.

Decrease from fiscal 2008 to fiscal 2009:

a) The Company acquiring $23.9 million (five properties) in properties in fiscal 2008 when compared with $600,000 (3 retail bank branches) and $2.1 million (one limited partnership interest in a consolidated joint venture) in fiscal 2009; and b) the Company incurring $6.4 million more in improvements and deferred charges related to its properties in fiscal 2008 when compared to fiscal 2009.

The Company also invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $11.4 million in fiscal 2010 as compared with net cash used by financing activities in the amount of $30.8 million in fiscal 2009 and $13.9 million in fiscal 2008.  The change in net cash provided (used) by financing activities was primarily attributable to:

Cash generated:

Fiscal 2010: (Total $90.0 million)
•	Proceeds from Class A Common stock offering of $46.0 million.
•	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $44.0 million.

Fiscal 2009: (Total $50.8 million)
•	Mortgage proceeds of $36.7 million from the refinancing of one property with a larger mortgage and the placing of a mortgage on another property which was unencumbered.
•	Proceeds from revolving credit line borrowings in the amount of $14.1 million.

Fiscal 2008: (Total $77.4 million)
•	Net proceeds from the issuance of Series E Preferred stock in the amount of $58.0 million.
•	Proceeds from revolving credit line borrowings in the amount of $18.1 million.
•	Repayment to the Company of an officer note receivable in the amount of $1.3 million.

Cash used:

Fiscal 2010:  (Total $78.7 million)
•	Dividends to shareholders in the amount of $38.9 million.
•	Repayment of revolving credit line borrowings in the amount of $32.4 million.
•	Repayment of mortgage notes payable in the amount of $7.4 million.

Fiscal 2009: (Total $82.1 million)
•	Dividends to shareholders in the amount of $37.7 million.
•	Repayment of revolving credit line borrowings in the amount of $19.2 million.
•	Repayment of mortgage notes payable in the amount of $25.2 million.

Fiscal 2008:  (Total $92.2 million)
•	Dividends to shareholders in the amount of $36.0 million.
•	Repayment of Series B Preferred stock in the amount of $15.0 million.
•	Repayment of revolving credit line borrowings in the amount of $ 25.2 million.
•	Repayment of mortgage notes payable in the amount of $7.0 million.
•	Repurchase of Class A common stock in the amount of $9.0 million.

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

Financings and Debt

During fiscal 2010, the Company sold 2,500,000 shares of Class A Common Stock in an underwritten follow-on common stock offering that raised net proceeds of $45.1 million.  The Company used a portion of the proceeds from the sale of the Class A Common Stock to repay variable rate debt it had drawn for property acquisitions in fiscal 2010.  The Company currently has approximately $12 million remaining from the offering to invest in income producing properties and to use for general corporate purposes.

In fiscal 2010, The Company repaid its mortgage payable secured by its Somers property in the amount of $5.2 million.

In fiscal 2010, the Company assumed a first mortgage payable with an estimated fair value of approximately $9.2 million in conjunction with its purchase of the New Milford Plaza Shopping Center.  The mortgage requires payments of principal and interest at a fixed rate of interest of 3.9% with a maturity of December 2012.

During fiscal 2010 the Company borrowed $44.0 million on its unsecured revolving credit facility to fund its equity in two property acquisitions and two investments in real estate joint ventures accounted for under the equity method of accounting.  In September 2010, the Company repaid $32.4 million of those borrowings with proceeds from its sale of Class A common stock.  At October 31, 2010, the Company had $11.6 million outstanding on its two revolving lines of credit.

During 2010, the Company entered into to a derivative financial instrument contract with BNY Mellon as the counterparty.  The terms of that contract allowed the Company to “swap” a variable interest rate of Libor plus 0.85% per annum for a total fixed rate of interest of 2.07% per annum on a notional amount of $11.6 million.  The swap expires in January 2013.

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

During fiscal 2008, the Company sold 2,400,000 shares of Series E Preferred Stock for net proceeds of $58.0 million.  The Series E Preferred Stock entitles the holders thereof to cumulative cash dividends payable quarterly in arrears at the rate of 8.5% per annum on the $25 per share liquidation preference.  In conjunction with the sale of the Series E Preferred Stock, the Company redeemed all 150,000 shares of its Series B Preferred Stock, for the redemption price, as defined, in the amount of $15.0 million.  The Company used a portion of the proceeds from the sale of the Series E Preferred Stock to repay variable rate debt and for property acquisitions.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable in the amount of $118.2 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.9% at October 31, 2010. The mortgage loans are secured by 10 properties with a net book value of $177 million and have fixed rates of interest ranging from 3.9% to 7.25%.  The Company made principal payments of $7.4 million (including the repayment of $5.2 million in mortgages that matured) in fiscal 2010 compared to $25.2 million (including the repayment of $23.4 million in mortgages that matured) in fiscal 2009 compared to $7.0 million (including the repayment of $5.3 million in mortgages that matured) in fiscal 2008.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

The Company has a $50 Million Unsecured Revolving Credit Agreement (the “Unsecured Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The agreement gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Unsecured Facility is February 11, 2011 with two one-year extensions at the Company’s option.  Borrowings under the Unsecured Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings bear interest at the Company’s option of Eurodollar plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Unsecured Facility contains certain representations, financial and other covenants typical for this type of facility, see item 1A. “Risk Factors”.  The Company’s ability to borrow under the Unsecured Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  As of October 31, 2010, the Company was in compliance with such covenants in the Unsecured Facility and in the Secured Facility discussed below.  In November of 2010, the Company notified the lender of the Facility that it was exercising its first one year extension option.  The new maturity date of the Facility is February 10, 2012.  After the extension the Company has one remaining one-year extension option available.

The Company has a secured revolving credit facility with The Bank of New York Mellon (the “Secured Facility”) which provides for borrowings of up to $30 million.  The Secured Facility has a maturity date of April 2011.  The Secured Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at The Bank of New York Mellon’s prime lending rate plus 0.50% or Eurodollar plus 1.75%.  The Secured Facility requires the Company to maintain certain debt service coverage ratios during its term.  For a further discussion of covenants under the Secured Facility, see "Item 1A. “Risk Factors” - We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and that failure to comply could result in defaults that accelerate the payment under our debt.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Facility.  The Secured Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  The Company is currently in negotiations to extend the Secured Facility for another three years.

Contractual Obligations

The Company’s contractual payment obligations as of October 31, 2010 were as follows (amounts in thousands):

Payments Due by Period

	Total	2011	2012	2013	2014	2015	Thereafter
Mortgage notes payable	$118,202	$6,417	$6,210	$13,526	$2,038	$2,164	$87,847
Tenant obligations*	5,286	5,263	-	-	-	-	23
Total Contractual Obligations	$123,488	$11,680	$6,210	$13,526	$2,038	$2,164	$87,870

*Committed tenant-related obligations based on executed leases as of October 31, 2010.

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

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real estate property including its recent acquisition of a 66.7% equity interest in the Putnam Plaza shopping center, its 9.9667% (in November of 2010, the Company purchased an additional 0.925% interest in the Midway limited partnership) equity investment in the Midway Shopping Center L.P. and a 20% economic interest in a partnership that owns a primarily retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 10, “Investments in and Advances to Unconsolidated Joint Ventures,” included in the Company’s financial statements included in Item 8.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2010, the Company paid approximately $4.7 million for property improvements, tenant improvement and leasing commission costs.  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $5.3 million for anticipated capital and tenant improvements and leasing costs in fiscal 2011. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In April 2010, the Company, through a wholly owned subsidiary, acquired three buildings containing 28,000 square feet of retail and office space in Katonah, New York for a cash purchase price of $8.5 million.  In conjunction with the purchase, the Company incurred acquisition costs totaling $47,000 which have been expensed on the fiscal 2010 consolidated statement of income.

In May 2010, the Company, through a wholly owned subsidiary, completed the purchase of the New Milford Plaza Shopping Center for a purchase price of $22.3 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $9.2 million.  The Company financed its investment in the property with available cash and a $13.2 million borrowing on its Facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $29,000 which have been expensed on the fiscal 2010 consolidated statement of income.

In April 2010, the Company, through a wholly owned subsidiary, acquired a 66.7% undivided equity interest in the Putnam Plaza Shopping Center for a net investment of $6.5 million including closing costs.  The remaining undivided interest in the property is owned by an unaffiliated investor.  Simultaneously to the acquisition, a $21 million non-recourse first mortgage payable was placed on the property with the proceeds distributed to the seller.  The new mortgage has an initial term of five years with a five-year extension right at the then market interest rate as defined.  Payments of interest only are due for the first thirty months at 6.2%.  Beginning in the thirty-first month, payments of principal and interest, at the rate of 6.2%, are required based on a twenty-seven and one-half year amortization schedule.

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

In June 2010, the Company, through a wholly owned subsidiary, purchased a 9.9667% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot shopping center in Westchester County, New York for approximately $6.0 million. Also in June 2010, the Company loaned Midway, in the form of an unsecured note, approximately $11.6 million, which Midway used to repay $11.6 million in mortgage and unsecured loans.  The loan to Midway by the Company will require monthly payments to the Company of interest only at 5.75% and will mature on January 1, 2013.  The investments were funded with available cash and a $17.5 million borrowing on the Company’s Facility.  The Company has evaluated its investment in Midway and has concluded that the venture is not a variable interest entity and it should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 10% equity interest in Midway, it controls 25% of the voting power of Midway and has determined that it exercises significant influence over the financial and operating decisions of Midway and thus accounts for its investment in Midway under the equity method of accounting.  In November 2010, the Company, through a wholly-owned subsidiary purchased an additional 0.925% interest in the Midway.

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

On July 24, 2009, the State of Connecticut acquired certain areas of a property owned by two of the Company’s wholly owned subsidiaries through a combination of condemnation and easement due to the construction of a bridge that runs over the property and awarded the Company’s subsidiaries a total of approximately $2.0 million which amount is recorded in other assets on the consolidated balance sheet at October 31, 2010.  Approximately $1.8 million of the total award represents amounts to be paid to the Company for easements provided to the State of Connecticut for certain areas of the property for the next 10 years, loss of rental income and property restoration costs.  The Company is amortizing the easement and loss of rental income proceeds as an addition to income on a straight-line basis evenly over the 10-year life of the easement and lost rent period.

In August 2009, the Company acquired three retail properties in Westchester County, New York, for a cash purchase price of approximately $600,000, including closing costs.

In April 2008, the Company, through a subsidiary, which is the sole general partner, acquired a 60% interest in UB Ironbound, LP (“Ironbound”), a newly formed limited partnership that acquired by contribution a 101,000 square foot shopping center in Newark, New Jersey (“Ferry Plaza”), valued at $26.3 million, including transaction costs of approximately $297,000 and the assumption of an existing first mortgage loan on the property at its estimated fair value of $11.9 million at a fixed interest rate of 6.15%.  The Company’s net investment in Ironbound amounted to $8.6 million.  In July 2009, the Company borrowed $2.1 million on its Unsecured Revolving Credit Facility and used the proceeds to purchase, through a subsidiary, an additional 14.6% equity interest in Ironbound for approximately $2.1 million. A subsidiary of the Company continues to be the sole general partner of the partnership.  As a result of the purchase, this subsidiary increased its economic ownership percentage in Ironbound from 60% to approximately 75%.

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

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years.  At October 31, 2010, the Company’s non-core properties consist of two distribution service facilities (both of which are located outside of the northeast region of the United States).  In December 2009, the Company extended the leases of both non-core properties seven years through December 2016.  Net rents on the St. Louis property (192,000 sf) were decreased to $3.40 per square foot in years 1-5 and $3.90 per square foot in years 6-7 versus $3.98 per square foot in the expiring lease.  Net rents on the Dallas property (255,000 sf) were decreased to $3.71 per square foot in years 1-5 and $4.25 per square foot in years 6-7 versus $4.21 per square foot in the expiring lease.  Neither lease contains an option for a term extension beyond 2016.  The effective date of both extensions was January 1, 2010.  Currently the properties are used as parts distribution facilities for the parts and service division of Chrysler Group LLC.

The Company intends to sell these remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  There were no sales of non-core properties in fiscal 2010, 2009 and fiscal 2008.  At October 31, 2010, the two remaining non-core properties have a net book value of approximately $450,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2010 (amounts in thousands).

	Year Ended October 31,
	2010	2009	2008
Net Income Applicable to Common and Class A Common Stockholders	$14,448	$14,649	$16,147

Real property depreciation	11,689	11,463	10,966
Amortization of tenant improvements and allowances	2,810	3,169	2,822
Amortization of deferred leasing costs	523	672	509
Depreciation and amortization on unconsolidated joint ventures	283	-	-
Loss on assets held for sale	300	155	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$30,053	$30,108	$30,444

Net Cash Provided by (Used in):
Operating Activities	$45,172	$42,611	$44,997
Investing Activities	$(51,195)	$(3,095)	$(33,694)
Financing Activities	$11,358	$(30,840)	$(13,857)

FFO amounted to $30.05 million in fiscal 2010 compared to $30.11 million in fiscal 2009 compared to $30.44 million in fiscal 2008.  The net decrease in FFO in fiscal 2010, when compared with fiscal 2009 is attributable, among other things, to: a) a decrease from the beginning of fiscal 2009 in the leased and occupancy percentage at some of the Company’s core properties which resulted in a reduction in base rent billed, and common area maintenance and real estate tax reimbursement revenue billed and accrued at some of our properties owned in both periods; b) a reduction in investment income and gain on sale of securities in the combined amount of $600,000 relating to the purchase and sale of marketable securities in the second quarter of fiscal 2009; c) an increase in interest expense from two mortgages the Company entered into in fiscal 2009; d) an increase in general and administrative expenses predominantly related to an increase in restricted stock amortization expense; and e) $307,000 in property acquisition costs related to the recently completed acquisitions, that prior to the beginning of fiscal 2010, were capitalized under generally accepted accounting principles, offset by  lease termination income in the amount of $586,000 received in the third quarter of fiscal 2010  and the FFO related to $46.2 million in property investments in the second and third quarters of fiscal 2010 (See more detailed explanations which follow).

The net decrease in FFO in fiscal 2009, when compared with fiscal 2008, is attributable, among other things, to:  a) a decrease in the occupancy percentage at some of the Company’s core properties which resulted in a reduction in base rent billed and tenant reimbursements accrued at some of our properties owned in both periods; b) an increase in preferred stock dividends in the first five months of fiscal 2009 as a result of the Company’s $60 million preferred stock sale in the second quarter of fiscal 2008; c) an increase in operating expenses from both acquired properties and properties held in both periods; d) the timing of percentage rents collected in 2008 when compared with the same period in 2009 and e) an increase in general and administrative expenses offset by: a) a gain on the sale of marketable equity securities of $381,000 during fiscal 2009; b) an increase in operating results at some of the Company’s properties as a result of property acquisitions in fiscal 2008 and c) a decrease in interest expense as a result of paying off a $12.1 million mortgage with proceeds from the Company’s Facility at a lower rate of interest.

Results of Operations

Fiscal 2010 vs. Fiscal 2009

The following information summarizes the Company’s results of operations for the year ended October 31, 2010 and 2009 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2010	2009	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$63,419	$61,178	$2,241	3.7%	$1,367	$874
Recoveries from tenants	20,074	20,728	(654)	(3.2)%	248	(902)
Mortgage interest and other	1,023	744	279	37.5%	2	277

Operating Expenses
Property operating	13,626	13,239	387	2.9%	361	26
Property taxes	13,682	13,089	593	4.5%	275	318
Depreciation and amortization	15,066	15,366	(300)	(2.0)%	379	(679)
General and administrative	6,873	6,350	523	8.2%	n/a	n/a

Non-Operating Income/Expense
Interest expense	7,585	6,695	890	13.3%	182	708
Interest, dividends, and other investment income	396	280	116	41.4%	n/a	n/a

Revenues:
Base rents increased by 3.7% to $63.4 million in fiscal 2010 as compared with $61.2 million in the comparable period of 2009.  The increase in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2010, the Company purchased two properties totaling approximately 258,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the fiscal year ended 2010.  The remaining two property acquisitions made by the Company in fiscal 2010 are accounted for under the equity method of accounting and are not included in any of the variance analysis in the preceding charts on the consolidated financial statements.

Properties Held in Both Periods:

The net increase in base rents for properties held during fiscal 2010 compared to the same period in fiscal 2009, was a result of an increase in rental rates for in place leases for existing tenants over the periods, additional base rent revenue for newly leased spaces in fiscal 2010 that were vacant in parts of fiscal 2009 and 2010; offset by an increase in vacancies occurring in fiscal 2009 at several of the Company’s core properties which resulted in a loss  in base rental revenue for fiscal 2010 when compared with the corresponding period of fiscal 2009.  During fiscal 2010, the Company leased or renewed approximately 834,000 square feet (or approximately 18% of total consolidated property leasable area).  At October 31, 2010, the Company’s core properties were approximately 94% leased.  Overall core property occupancy decreased 1% from 91% at October 31, 2009 to October 31, 2010.

Recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) decreased by $902,000 compared to the same period in fiscal 2009. This decrease was a result of a decrease in the leased percentage at some of the Company’s properties that reduced the rate at which the Company could bill and accrue common area maintenance and real estate tax revenue to its tenants under its leases.

Expenses:
Operating expenses for properties held in both periods were relatively unchanged during fiscal 2010 when compared with the same period of fiscal 2009.

Property taxes for properties held in both periods increased by $318,000 during fiscal 2010 when compared to the same period in fiscal 2009 as a result of increased assessments and municipal tax rates on certain properties.

Interest expense for properties held in both periods increased by $708,000 as a result of the Company mortgaging a previously free and clear property in September 2009 in the amount of $17.8 million and increasing the size of another one of its mortgages from approximately $12 million to $18.9 million in May 2009.  This increase was offset by scheduled principal payments on mortgage notes payable and the repayment of a mortgage note payable in the amount of $5.2 million in December 2009 (fiscal 2010).

Depreciation and amortization expense from properties held in both periods decreased by $679,000 in fiscal 2010 compared to the corresponding period of fiscal 2009 as a result of the acceleration of depreciation and amortization on tenant improvements and deferred leasing charges related to two lease terminations in the first quarter of fiscal 2009.

General and administrative expenses increased by $523,000 or 8.2% in fiscal 2010 compared to the corresponding periods in fiscal 2009, primarily due to an increase in restricted stock compensation amortization expense.

Fiscal 2009 vs. Fiscal 2008

	Year Ended
	October 31,				Change Attributable to:
Revenues	2009	2008	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$61,178	$61,008	$170	0.3%	$1,652	$(1,482)
Recoveries from tenants	20,728	18,938	1,790	9.5%	1,139	651
Mortgage interest and other	744	849	(105)	(12.4)%	49	(154)

Operating Expenses
Property operating	13,239	12,937	302	2.3%	495	(193)
Property taxes	13,089	12,059	1,030	8.5%	332	698
Depreciation and amortization	15,366	14,374	992	6.9%	469	523
General and administrative	6,350	5,853	497	8.5%	n/a	n/a

Non-Operating Income/Expense
Interest expense	6,695	7,012	(317)	(4.5)%	513	(830)
Interest, dividends, and other investment income	280	318	(38)	(11.9)%	n/a	n/a

Revenues:
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

Properties Held in Both Periods:

The decrease in base rents for properties held during fiscal year ended October 31, 2009 compared to the same period in fiscal 2008 reflects an increase in vacancies occurring in fiscal 2009 and 2008 at several of the Company’s core properties offset by an increase in rental rates for in-place leases over the period.  During the fiscal year ended 2009, the Company leased or renewed approximately 601,000 square feet (or approximately 15.4% of total property leasable area).  At October 31, 2009, the Company’s core properties were approximately 92% leased.  Overall core property occupancy decreased to 91% at October 31, 2009 from 93% at October 31, 2008.

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

Depreciation and amortization expense from properties held in both periods increased $523,000 during fiscal 2009 when compared to the same period of fiscal 2008 as a result of depreciation on $24 million in acquisitions in fiscal 2008 and the acceleration of depreciation and amortization on tenant improvements and deferred leasing charges related to two tenants who went bankrupt and vacated their spaces in fiscal 2009.

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

Assets Held for Sale and Discontinued Operations:

In fiscal 2009, the Company completed the negotiations on a contract to sell two properties for a sales price, including closing costs, of $8.1 million.  In accordance with Generally Accepted Accounting Principles (“GAAP”) the Company adjusted the carrying value of the property to $8.1 million and realized a loss on asset held for sale of approximately $155,000.  Subsequent to fiscal 2009, the aforementioned contract was terminated and the Company completed negotiations on a new contract with a different buyer to sell the two properties for a sales price, including closing costs, of $7.8 million.  In accordance with GAAP, the Company further adjusted the carrying value of the property to $7.8 million and realized a loss on asset held for sale of approximately $300,000. The $300,000 in fiscal 2010 and the $155,000 in fiscal 2009 are included in other expense on the accompanying consolidated statement of income for those periods, respectively, as the Company determined that the amount of loss, operations and revenue of the property were insignificant to disclose separately as discontinued operations.

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

The following table sets forth the Company’s long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2010 (amounts in thousands, except weighted average interest rate):

For the years ended October 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$6,417	$6,210	$13,526	$2,038	$2,164	$87,847	$118,202	$121,767
Weighted average interest rate for debt maturing	7.3%	6.6%	4.6%	N/A	N/A	6.0%

At October 31, 2010, the Company had no outstanding variable rate debt.

The Company believes that its weighted average fixed interest rate of 5.905% on its debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.

We may enter into certain types of derivative financial instruments to reduce our exposure to interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis.  As of October 31, 2010, we have one open derivative financial instrument.  The terms of that agreement allowed the Company to “swap” a variable interest rate of Libor plus 0.85% per annum for a total fixed rate of interest of 2.07% per annum on a notional amount of $11.6 million, the swap expires in January 2013. The Company has not planned, and does not plan, to enter into any derivative financial instruments for trading or speculative purposes.

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2010 and 2009.

Item 9A.                      Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2010, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of October 31, 2010.  The Company’s independent registered public accounting firm, PKF LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited Urstadt Biddle Properties Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Urstadt Biddle Properties Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010 and our report dated January 13, 2011 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF LLP
January 13, 2011

Item 9B.                      Other Information.

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 10, 2011 within the period required under the applicable rules of the Securities and Exchange Commission.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	82	Chairman (since 1986) and Chief Executive Officer (since September 1989); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	49
President and Chief Operating Officer (since December 1996); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (June 1995 to March 1996); Vice President – Retail (April 1993 to June 1995); Mr. Biddle has been a director since 1997.

Thomas D. Myers	59
Executive Vice President (since March 2009), Secretary (since 2000) and Chief Legal Officer (since August 2008); Senior Vice President (2003-2009); Co-Counsel (2007-2008) Vice President (1995-2003); Associate Counsel (1995-2007).

John T. Hayes	44	Senior Vice President, Treasurer and Chief Financial Officer (since July 2008); Vice President and Controller (March 2007 to June 2008).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11.                      Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 10, 2011 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption "ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 10, 2011 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity Compensation Plan Information” of such Proxy Statement and is incorporated herein by reference.

Item 13.                      Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 10, 2011 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 10, 2011 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.		Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 40 are filed as part of this Annual Report.

2. Financial Statement Schedules --

The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 40.  All other financial statement schedules are not applicable.

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

10.15
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.16
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.17
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.18
Equity Underwriting Agreement, dated September 14, 2010, between the Company and Deutsche Bank Securities, Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated September 14, 2010 (SEC File No. 001-12803)).

1 Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)		List of Company's subsidiaries

(23)		Consent of PKF LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.

	URSTADT BIDDLE PROPERTIES INC.
Item 15A.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2010 and 2009	41

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2010	42

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2010	43

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2010	44

	Notes to Consolidated Financial Statements	45

	Report of Independent Registered Public Accounting Firm	59

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2010	60

IV	Mortgage Loans on Real Estate - October 31, 2010	62

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,
ASSETS	2010	2009

Real Estate Investments:
Core properties – at cost	$599,839	$564,289
Non-core properties – at cost	1,383	1,383
	601,222	565,672
Less: Accumulated depreciation	(118,193)	(104,904)
	483,029	460,768
Investments in and advances to unconsolidated joint ventures	24,850	723
Mortgage note receivable	1,090	1,170
	508,969	462,661

Cash and cash equivalents	15,675	10,340
Restricted cash	861	1,035
Marketable securities	932	933
Tenant receivables	20,504	19,500
Prepaid expenses and other assets	5,296	5,643
Deferred charges, net of accumulated amortization	4,816	4,427
Total Assets	$557,053	$504,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unsecured revolving credit line	$11,600	$-
Mortgage notes payable	118,202	116,417
Accounts payable and accrued expenses	1,397	771
Deferred compensation – officers	304	354
Other liabilities	10,566	9,954
Total Liabilities	142,069	127,496

Redeemable Noncontrolling Interests	11,330	7,259

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
8,461,440 and 8,222,514 shares issued and outstanding	84	82
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
20,819,698 and 18,241,275 shares issued and outstanding	208	182
Additional paid in capital	310,695	261,433
Cumulative distributions in excess of net income	(64,557)	(49,150)
Accumulated other comprehensive income (loss)	(229)	(216)
Total Stockholders’ Equity	307,451	273,581
Total Liabilities and Stockholders’ Equity	$557,053	$504,539
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2010	2009	2008
Revenues
Base rents	$63,419	$61,178	$61,008
Recoveries from tenants	20,074	20,728	18,938
Lease termination income	633	77	61
Mortgage interest and other	1,023	744	849
Total Revenues	85,149	82,727	80,856

Operating Expenses
Property operating	13,626	13,239	12,937
Property taxes	13,682	13,089	12,059
Depreciation and amortization	15,066	15,366	14,374
General and administrative	6,873	6,350	5,853
Acquisition costs	307	-	-
Directors' fees and expenses	313	292	256
Total Operating Expenses	49,867	48,336	45,479

Operating Income	35,282	34,391	35,377

Non-Operating Income (Expense):
Interest expense	(7,585)	(6,695)	(7,012)
Gain on sale of marketable securities	-	381	-
Equity in net income from unconsolidated joint ventures	208	-	-
Other expense	(452)	(155)	-
Interest, dividends and other investment income	396	280	318

Net Income	27,849	28,202	28,683

Noncontrolling Interests:
Net income attributable to noncontrolling interests	(307)	(459)	(158)
Net income attributable to Urstadt Biddle Properties Inc.	27,542	27,743	28,525
Preferred stock dividends	(13,094)	(13,094)	(11,718)
Redemption of Preferred Stock	-	-	(660)

Net Income Applicable to Common and Class A Common Stockholders	$14,448	$14,649	$16,147

Basic Earnings Per Share:

Common Share	$.53	$.55	$.60
Class A Common Share	$.58	$.60	$.66

Diluted Earnings Per Share:

Common Share	$.52	$.54	$.58
Class A Common Share	$.57	$.59	$.64

Dividends Per Share:

Common	$.88	$.87	$.86
Class A Common	$.97	$.96	$.95

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$27,849	$28,202	$28,683
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	15,066	15,366	14,374
Straight-line rent adjustments	(877)	(580)	(738)
Provisions for tenant credit losses	671	655	749
Loss on property held for sale	300	155	-
Restricted stock compensation expense and other adjustment	3,277	2,692	1,713
Change in value of deferred compensation arrangement	(50)	(720)	(116)
Gain on sale of marketable securities	-	(381)	-
Equity in net income of unconsolidated joint venture	(208)	-	-
Changes in operating assets and liabilities:
Tenant receivables	(799)	(1,794)	(1,204)
Accounts payable and accrued expenses	425	166	(187)
Other assets and other liabilities, net	(656)	(634)	1,654
Restricted cash	174	(516)	69
Net Cash Flow Provided by Operating Activities	45,172	42,611	44,997

Cash Flows from Investing Activities:
Acquisition of limited partner interests in consolidated joint venture	-	(2,111)	-
Acquisitions of real estate investments	(22,261)	(600)	(23,893)
Investments in and advances to unconsolidated joint venture	(23,919)	-	-
Deposit on acquisitions of real estate investment	(60)	(87)	(1,100)
Return of deposits on real estate investments	-	1,100	-
Improvements to properties and deferred charges	(4,728)	(2,315)	(8,691)
Net proceeds from sales of properties	-	925	-
Distributions to noncontrolling interests	(307)	(459)	(158)
Payments received on mortgage notes receivable	80	71	63
Proceeds on sale of securities available for sale	-	3,620	-
Purchases of securities available for sale	-	(3,239)	-
Redemption of marketable securities – net	-	-	85
Net Cash Flow (Used in) Investing Activities	(51,195)	(3,095)	(33,694)

Cash Flows from Financing Activities:
Net proceeds from issuance of Series E Preferred stock	-	-	57,972
Sales of additional shares of Common and Class A Common Stock	46,013	1,014	943
Dividends paid - Common and Class A Common Stock	(25,783)	(24,618)	(24,251)
Dividends paid - Preferred Stock	(13,094)	(13,094)	(11,718)
Redemption of Series B Preferred Stock	-	-	(15,000)
Proceeds from revolving credit line borrowings	43,950	14,100	18,100
Repayments on revolving credit line borrowings	(32,350)	(19,200)	(25,200)
Proceeds from mortgage refinancing	-	36,700	-
Principal repayments on mortgage notes payable	(7,378)	(25,237)	(6,994)
Repayment of officer note receivable	-	-	1,300
Repurchase of shares of Class A Common Stock	-	(505)	(9,009)
Net Cash Flow Provided by (Used in) Financing Activities	11,358	(30,840)	(13,857)

Net Increase (Decrease) in Cash and Cash Equivalents	5,335	8,676	(2,554)
Cash and Cash Equivalents at Beginning of Year	10,340	1,664	4,218

Cash and Cash Equivalents at End of Year	$15,675	$10,340	$1,664

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)
.
								Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)
	7.5% Series D										Total Stockholders’ Equity
	Preferred Stock		Common Stock		Class A Common Stock		Additional			Officer Note Receivable
	Issued	Amount	Issued	Amount	Issued	Amount	Paid In Capital

Balances – October 31, 2007	2,450,000	$61,250	7,773,618	$77	18,836,778	$188	$264,585	$(31,077)	$480	$(1,300)	$294,203
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	16,147	-	-	16,147
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	(750)	-	(750)
Total comprehensive income											15,397
Cash dividends paid :
Common stock ($0.86 per share)	-	-	-	-	-	-	-	(6,848)	-	-	(6,848)
Class A common stock ($0.95 per share)	-	-	-	-	-	-	-	(17,403)	-	-	(17,403)
Issuance of shares under dividend
reinvestment plan	-	-	43,636	1	14,765	-	907	-	-	-	908
Exercise of stock options	-	-	1,966	-	1,953	-	36	-	-	-	36
Shares issued under restricted stock plan	-	-	170,900	2	59,900	1	(3)	-	-	-	-
Restricted stock compensation	-	-	-	-	-	-	1,713	-	-	-	1,713
Repurchases of Class A common stock	-	-	-	-	(623,278)	(6)	(9,003)	-	-	-	(9,009)
Forfeiture of restricted stock	-	-	-	-	(82,000)	-	-	-	-	-	-
Repayment of officer note receivable	-	-	-	-	-	-	-	-	-	1,300	1,300
Balances – October 31, 2008	2,450,000	61,250	7,990,120	80	18,208,118	183	258,235	(39,181)	(270)	-	280,297
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	14,649	-	-	14,649
Change in unrealized gains in marketable securities	-	-	-	-	-	-	-	-	54	-	54
Total comprehensive income											14,703
Cash dividends paid :
Common stock ($0.87 per share)	-	-	-	-	-	-	-	(7,121)	-	-	(7,121)
Class A common stock ($0.96 per share)	-	-	-	-	-	-	-	(17,497)	-	-	(17,497)
Issuance of shares under dividend
reinvestment plan	-	-	59,494	-	11,657	-	981	-	-	-	981
Exercise of stock options	-	-	2,000	-	2,000	-	32	-	-	-	32
Shares issued under restricted stock plan	-	-	170,900	2	64,200	-	(2)	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	2,692	-	-	-	2,692
Repurchases of Class A common stock	-	-	-	-	(38,700)	(1)	(505)	-	-	-	(506)
Forfeiture of restricted stock	-	-	-	-	(6,000)	-	-	-	-	-	-
Balances – October 31, 2009	2,450,000	61,250	8,222,514	82	18,241,275	182	261,433	(49,150)	(216)	-	273,581
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	14,448	-	-	14,448
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	190	-	190
Change in unrealized loss on interest rate swap	-	-	-	-	-	-	-	-	(203)	-	(203)
Total comprehensive income											14,435
Cash dividends paid :
Common stock ($0.88 per share)	-	-	-	-	-	-	-	(7,412)	-	-	(7,412)
Class A common stock ($0.97 per share)	-	-	-	-	-	-	-	(18,371)	-	-	(18,371)
Sale of Class A Common Shares	-	-	-	-	2,500,000	25	44,897	-	-	-	44,922
Issuance of shares under dividend
reinvestment plan	-	-	62,976	-	8,873	-	1,091	-	-	-	1,091
Shares issued under restricted stock plan	-	-	175,950	2	69,550	1	(3)	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	3,277	-	-	-	3,277
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(4,072)	-	-	(4,072)
Balances – October 31, 2010	2,450,000	$61,250	8,461,440	$84	20,819,698	$208	$310,695	$(64,557)	$(229)	$-	$307,451
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (“REIT”), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At October 31, 2010, the Company owned or had equity interests in 50 properties containing a total of 4.6 million square feet of gross leasable area (“GLA”).

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (formerly Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”).  The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company.  In accordance with ASC Topic 970, “Real Estate,” joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting.  See Note 10 for further discussion of the unconsolidated joint ventures.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition and the collectability of tenant and notes receivable.  Actual results could differ from these estimates.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes,” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2010.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of October 31, 2010, the fiscal tax years 2006 through and including 2010 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Real Estate Investments
All capitalizable costs related to the improvement or replacement of real estate properties is capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, “Business Combinations.” The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.”  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

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

Property Held for Sale
The Company follows the provisions of ASC Topic 360, “Property, Plant, and Equipment,” and ASC Topic 205, “Presentation of Financial Statements.”  ASC Topic 360 and ASC Topic 205 require, among other things, that the assets and liabilities and the results of operations of the Company’s properties that have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.  If significant to financial statement presentation, the Company classifies properties as held for sale that are under contract for sale and are expected to be sold within the next 12 months.

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,951,000 and $2,562,000 as of October 31, 2010 and 2009, respectively.

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

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At October 31, 2010 and 2009, approximately $12,205,000 and $11,396,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At October 31, 2010 and 2009, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $2,668,000 and $2,066,000, respectively.  During the years ended October 31, 2010, 2009 and 2008, the Company provided $671,000, $655,000, and $749,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and (losses) on available for sale securities are recorded as other comprehensive income (loss) in stockholders’ equity.  There were no gains or losses on sales of marketable securities in fiscal 2010 or 2008.  During the fiscal year ended 2009, gains on marketable securities, based on specific identification, amounted to $381,000.

As of October 31, 2010, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At October 31, 2010, the Company has recorded a net unrealized loss on available for sale securities in the amount of $26,000.  The Company deems this loss to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at October 31, 2010 is detailed below (in thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$932	$958	$(26)	$113	$(139)

Derivative Financial Instruments
The Company occasionally utilizes derivative financial instruments, such as interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions.

As of October 31, 2010, the Company believes it has no significant risk associated with non-performance of the financial institution which is the counterparty to its derivative contract.  At October 31, 2010, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum. As of October 31, 2010, the Company had an accrued liability of $203,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company’s interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges.  At October 31, 2010, other comprehensive income (loss) consisted of net unrealized losses on marketable securities of approximately $26,000 and net unrealized losses on an interest rate swap agreement of approximately $203,000.  Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2010	2009	2008
Numerator
Net income applicable to common stockholders – basic	$3,795	$3,859	$4,162
Effect of dilutive securities:
Stock awards	175	110	125
Net income applicable to common stockholders – diluted	$3,970	$3,969	$4,287
Denominator
Denominator for basic EPS-weighted average common shares	7,176	7,069	6,990
Effect of dilutive securities:
Restricted stock and other awards	519	323	361
Denominator for diluted EPS – weighted average common equivalent shares	7,695	7,392	7,351

Numerator
Net income applicable to Class A common stockholders – basic	$10,653	$10,790	$11,985
Effect of dilutive securities:
Stock awards	(175)	(110)	(125)
Net income applicable to Class A common stockholders – diluted	$10,478	$10,680	$11,860

Denominator
Denominator for basic EPS – weighted average Class A common shares	18,273	17,910	18,223
Effect of dilutive securities:
Restricted stock and other awards	150	116	185
Denominator for diluted EPS – weighted average Class A common
equivalent shares	18,423	18,026	18,408

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation,” which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Reclassification

Certain fiscal 2009 amounts have been reclassified to conform to current period presentation.

New Accounting Standards

Adopted in Fiscal 2010

Effective November 1, 2009, the Company adopted ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements.”  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008). Under ASC Topic 810, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the Consolidated Statements of Income of the attribution of that income between controlling and noncontrolling interests. Finally, increases and decreases in noncontrolling interests will be treated as equity transactions. The Company currently is the general partner in two consolidated limited partnerships that have non-controlling interests.  In accordance with the terms of the partnership agreements and in connection with the adoption of ASC Topic 810, the Company adjusted the value of non-controlling interests to redemption value beginning on November 1, 2009.

Beginning November 1, 2009, the Company adopted ASC Topic 805, “Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity.  In addition, ASC Topic 805 requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary significantly for each potential acquisition of property by the Company.  Other than expensing acquisition costs, the Company does not believe the adoption of ASC Topic 805 will have a material effect on financial position or results of operation of the Company.  During the fiscal year ended 2010, the Company incurred $307,000 in property acquisition costs.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for the transfers in and out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures.  In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or Level 3.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption in permitted.  We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows once fully adopted.

(2) REAL ESTATE INVESTMENTS

The Company’s investments in real estate, net of depreciation, were composed of the following at October 31, 2010 and 2009 (in thousands):

	Core Properties	Non-Core Properties	Unconsolidated Joint Venture	Mortgage Notes Receivable	2010 Totals	2009 Totals
Retail	$474,780	$-	$24,850	$1,090	$500,720	$454,353
Office	7,799	-	-	-	7,799	7,769
Industrial	-	450	-	-	450	539
	$482,579	$450	$24,850	$1,090	$508,969	$462,661

The Company’s investments at October 31, 2010 consisted of equity interests in 50 properties, which are located in various regions throughout the United States and one mortgage note receivable.  The Company’s primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties.  Since a significant concentration of the Company’s properties are in the northeast, market changes in this region could have an effect on the Company’s leasing efforts and ultimately its overall results of operations.  The following is a summary of the geographic locations of the Company’s investments at October 31, 2010 and 2009 (in thousands):

	2010	2009
Northeast	$507,429	$460,951
Midwest	450	540
Southwest	1,090	1,170
	$508,969	$462,661

(3) CORE PROPERTIES

The components of the core properties consolidated in the financial statements are as follows (in thousands):

	2010	2009
Land	$110,493	$103,906
Buildings and improvements	489,346	460,383
	599,839	564,289
Accumulated depreciation	(117,260)	(104,060)
	$482,579	$460,229

Space at the Company’s core properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases in the consolidated core properties totaling $362,741,000 become due as follows: 2011 - $59,774,000; 2012 - $54,010,000; 2013 - $45,027,000; 2014 - $39,663,000; 2015 - $32,492,000 and thereafter – $131,775,000.

Certain of the Company’s leases provide for the payment of additional rent based on a percentage of the tenant’s revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2010.

Owned Properties

In April 2010, the Company, through a wholly owned subsidiary, acquired three buildings containing 28,000 square feet of retail and office space in Katonah, New York (“Katonah Village Commons”) for a cash purchase price of $8.5 million.  In conjunction with the purchase, the Company incurred acquisition costs totaling $47,000 which have been expensed on the fiscal 2010 consolidated statement of income.

In May 2010, the Company, through a wholly owned subsidiary, completed the purchase of the New Milford Plaza Shopping Center, in New Milford, Connecticut (“New Milford”) for a purchase price of $22.3 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $9.2 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2010 consolidated cash flow statement. The Company financed its investment in the property with available cash and a $13.2 million borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $29,000 which have been expensed on the fiscal 2010 consolidated statement of income.

On July 24, 2009, the State of Connecticut acquired certain areas of a property owned by two of the Company’s wholly owned subsidiaries through a combination of condemnation and easement due to the construction of a bridge that runs over the property and awarded the Company’s subsidiaries a total of approximately $2.0 million.  Approximately $1.8 million of the total award represents amounts to be paid to the Company for easements provided to the State of Connecticut for certain areas of the property for the next 10 years, loss of rental income and property restoration costs.  The Company will amortize the easement and loss of rental income proceeds as an addition to income on a straight-line basis evenly over the 10-year life of the easement and lost rent period.  The Company has accounted for the condemnation portion of the aforementioned award in accordance with ASC Topic 605, “Gains and Losses,” that requires the Company to record a gain or loss on the excess or deficit of the proceeds received over the estimated net book value of the condemned non-monetary asset.  As a result of the transaction, the Company has recorded a gain on condemnation of approximately $70,000 which is recorded in other income on the consolidated statement of income for the fiscal year ended October 31, 2009.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, “Business Combinations.”  The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property “as-if-vacant.”  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company’s history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property “as-if-vacant,” determined as set forth above.

During fiscal 2010, the Company completed its evaluation of the acquired leases at its three bank properties which were acquired in fiscal 2009.   As a result of its evaluation, the Company has allocated  $1.7 million to a liability associated with the net fair value assigned to the acquired leases at the properties, which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2010.  The Company is currently in the process of evaluating the fair value of the in-place leases for Katonah Village Commons and New Milford.  Consequently, no value has yet been assigned to those leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

During fiscal 2009, the Company completed its evaluation of the acquired leases at its Veteran’s Plaza property which was acquired in August 2008.   As a result of its evaluation, the Company has allocated $355,000 to a liability associated with the net fair value assigned to the acquired leases at the property, which amount represents a non-cash investing activity and is therefore not included in the accompanying 2009 consolidated statement of cash flows.

During fiscal 2008, the Company completed its evaluation of the acquired leases at Waldwick and Ironbound, discussed below.  As a result of its evaluations, the Company has allocated a total of $94,000 to an asset associated with the net fair value assigned to the acquired leases at the properties, which amount represents a non-cash investing activity and is therefore not included in the accompanying 2008 consolidated statement of cash flows.

For the years ended October 31, 2010, 2009 and 2008, the net amortization of above-market and below-market leases amounted to $300,000, $132,000 and $50,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2010, the Company incurred costs of approximately $4.7 million related to capital improvements to its properties and leasing costs.

(4) NON-CORE PROPERTIES

At October 31, 2010, the non-core properties consist of two industrial properties (“the St. Louis” property and “the Dallas” property) located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company’s objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

	2010	2009
Land	$450	$450
Buildings and improvements	933	933
	1,383	1,383
Accumulated depreciation	(932)	(844)
	$451	$539

In December 2009, the Company extended the leases of both non-core properties seven years through December 2016.  Net rents on the St. Louis property (192,000 sf) were decreased to $3.40 per square foot in years 1-5 and $3.90 per square foot in years 6-7 versus $3.98 per square foot in the expiring lease.  Net rents on the Dallas property (255,000 sf) were decreased to $3.71 per square foot in years 1-5 and $4.25 per square foot in years 6-7 versus $4.21 per square foot in the expiring lease.  Neither lease contains an option for a term extension beyond 2016.  The effective date of both extensions was January 1, 2010.  Currently the properties are used as parts distribution facilities for the parts and service division of Chrysler Group LLC.

Minimum rental payments on non-cancelable operating leases of the non-core properties totaling $10,315,000 become due as follows: 2011 – $1,597,000; 2012 – $1,597,000; 2013 – $1,597,000; 2014 – $1,597,000; 2015 – $1,792,000 and thereafter – $2,135,000.

(5)  DISCONTINUED OPERATIONS

The Company follows the provisions of ASC Topic 205, “Presentation of Financial Statements,” and ASC Topic 360, “Property, Plant, and Equipment,” which require, among other things, that the results of operations of properties sold or that otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.

In fiscal 2009, the Company completed the negotiations on a contract to sell two properties for a sales price, including closing costs, of $8.1 million.  In accordance with ASC Topic 205 and 360, the Company adjusted the carrying value of the property to $8.1 million and realized a loss on asset held for sale of approximately $155,000.  Subsequent to fiscal 2009, the aforementioned contract was terminated and the Company completed negotiations on a new contract with a different buyer to sell the two properties for a sales price, including closing costs, of $7.8 million.  In accordance with ASC Topic 205 and 360, the Company further adjusted the carrying value of the property to $7.8 million and realized a loss on asset held for sale of approximately $300,000. The $300,000 in fiscal 2010 and the $155,000 in fiscal 2009 are included in other expense on the accompanying consolidated statement of income for those periods, respectively, as the Company determined that the amount of loss, operations and revenue of the property were insignificant to disclose separately as discontinued operations.

Also in fiscal 2009, the Company sold a 3,400 square foot vacant retail property located in Eastchester, New York for a sales price of approximately $925,000. This property was acquired by the Company in fiscal 2008 and there was no significant gain or loss recorded on the sale.  The property had no operating activity and accordingly the Company will not report any discontinued operations as required by ASC Topic 205.

(6) MORTGAGE NOTE RECEIVABLE

At October 31, 2010, mortgage note receivable consisted of one fixed rate mortgage with a contractual interest rate of 9%.  The mortgage note matures in 2013 and is secured by a retail property.  Interest is recognized on the effective yield method.  The mortgage note is recorded at a discounted amount which reflects the market interest rate at the time of acceptance of the note.  At October 31, 2010, the remaining unamortized discount was $60,500.

At October 31, 2010, principal payments on the mortgage note receivable become due as follows: 2011 - $90,000; 2012 – $102,000; 2013 - $898,000.

(7)  MORTGAGE NOTES PAYABLE AND BANK LINES OF CREDIT

At October 31, 2010, mortgage notes payable are due in installments over various periods to fiscal 2019 at effective rates of interest ranging from 3.9% to 7.25% and are collateralized by real estate investments having a net carrying value of approximately $177 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2011	$3,947	$2,470	$6,417
2012	3,791	2,419	6,210
2013	11,455	2,071	13,526
2014	-	2,038	2,038
2015	-	2,164	2,164
Thereafter	80,952	6,895	87,847
	$100,145	$18,057	$118,202

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2011 with two one-year extensions at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2010.  In November of 2010, the Company notified the lender of the Facility that it was exercising its first one year option.  The new maturity date of the Facility is February 10, 2012.  After the extension the Company has one remaining one-year extension option available.

During fiscal 2010, the Company borrowed a total of $44.0 million on its unsecured revolving credit facility to fund its equity in two property acquisitions and investments in two real estate joint ventures accounted for under the equity method of accounting.  In September 2010, the Company repaid $32.4 million of those borrowings with proceeds from its sale of Class A common stock.

In March 2010, the Company borrowed $11.6 million on the Facility to fund its debt investment in the Midway Shopping Center LP (See Note 10, “Investments in and Advances to Unconsolidated Joint Ventures” for further information on this transaction). In connection with borrowing on its Facility, the Company entered into to a derivative financial instrument contract with BNY Mellon as the counterparty.  The terms of that contract allowed the Company to “swap” the variable interest rate of Libor plus 0.85% per annum for a fixed rate of interest of 2.07% per annum on a notional amount of $11.6 million. The swap expires in January 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Secured Credit Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios during its term.  The Company was in compliance with such covenants at October 31, 2010.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  The Company is currently in negotiations to extend the Secured Credit Facility for a new three year term.

In fiscal 2010, the Company repaid its mortgage payable secured by its Somers property in the amount of $5.2 million.

In fiscal 2010, the Company, through a wholly owned subsidiary, assumed a first mortgage payable with an estimated fair value of approximately $9.2 million in conjunction with its purchase of New Milford.  The mortgage requires payments of principal and interest at a fixed rate of interest of 3.9% with a maturity of December 2012.

In fiscal 2009, the Company, through a wholly-owned subsidiary, completed a new first mortgage financing on one of its properties in the amount of $18.9 million.  The new mortgage has a fixed rate of interest of 6.55% per annum with required monthly payments of principal and interest based on a 25-year amortization schedule.  The mortgage has a term of ten years and is due in May of 2019.  Proceeds from the mortgage financing in the amount of $17.1 million were used to repay borrowings under the Company’s unsecured revolving credit facility.  Additionally in fiscal 2009, the Company completed a new first mortgage financing on another of its properties in the amount of $17.8 million.  The new mortgage has a fixed rate of interest of 6.66% per annum with required monthly payments of principal and interest based on a 25-year amortization schedule.  The mortgage has a term of ten years and is due in August of 2019.

Interest paid in the years ended October 31, 2010, 2009, and 2008 was approximately $7.5 million, $6.5 million and $7.0 million, respectively.

(8) REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At October 31, 2010, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 11) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of October 31, 2010 and 2009 (amounts in thousands, except share data):

	October 31, 2010	October 31, 2009
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at October 31, 2010.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holder’s shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(9) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NON-CONTROLLING INTERESTS.

The Company is the general partner in two consolidated limited partnerships which own grocery anchored shopping centers.  The limited partnerships are listed below with the Company’s approximate ownership interest in parenthesis:

•	UB Ironbound, LP (“Ironbound”) (75%)
•	UB Stamford, LP (“Stamford”) (90%) (See Note 16)

The limited partnerships have defined termination dates of December 31, 2097 and December 31, 2099, respectively.  The partners are entitled to receive an annual cash preference payable from available cash of the partnerships.  Any unpaid preferences accumulate and are paid from future cash, if any.  At October 31, 2010, the limited partners in Stamford have unpaid cash preferences of approximately $2.9 million. The balance of available cash, if any, is distributed in accordance with the respective partner’s interests.  The limited partners in Ironbound currently have the right to require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Ironbound partnership agreement.  The limited partners in Stamford can require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Stamford partnership agreement. Upon liquidation of the partnerships, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The limited partners are not obligated to make any additional capital contributions to the partnerships.  The Company retains an affiliate of one of the limited partners in one of the partnerships to provide management and leasing services to the property at an annual fee equal to two percent of rental income collected, as defined.  The limited partner interests in both partnerships are reflected at redemption value which approximates fair value in the accompanying consolidated financial statements as noncontrolling interests.

Effective November 1, 2009, the Company adopted ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements.”  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008).  Because the limited partners in both of the Company’s consolidated limited partnerships currently have the right to require the Company to redeem all or a part of their limited partnership units at prices as defined in the limited partnership agreements, the Company will report the noncontrolling interests in the partnerships in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the fiscal year ended October 31, 2010, the Company increased the carrying value of the non-controlling interests by $4.1 million with the corresponding decrease recorded in stockholders’ equity. (See Note 16)

The following table sets forth the details of the Company’s redeemable non-controlling interests at October 31, 2010 and October 31, 2009 (amounts in thousands):

	October 31, 2010	October 31, 2009

Beginning Balance	$7,259	$7,259
Change in Redemption Value	4,071	-

Ending Balance	$11,330	$7,259

(10) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

In April 2010, the Company, through a wholly owned subsidiary, acquired a 66.7% undivided equity interest in the Putnam Plaza Shopping Center (“Putnam Plaza”) for a net investment of $6.5 million including closing costs.  The investment was funded with available cash and a $5.8 million borrowing on the Company’s Facility.  The remaining undivided interest in the property is owned by an unaffiliated investor.  Simultaneously to the acquisition, a $21 million non-recourse first mortgage payable was placed on the property with the proceeds distributed to the seller.  The new mortgage has an initial term of five years with a five-year extension right at the then market interest rate as defined.  Payments of interest only are due for the first thirty months at 6.2%.  Beginning in the thirty-first month, payments of principal and interest, at the rate of 6.2%, are required based on a twenty-seven and one-half year amortization schedule.  In conjunction with the purchase, the Company incurred acquisition costs totaling $116,000 which have been expensed on the fiscal 2010 consolidated statement of income.

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

The other venturer in Putnam Plaza has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in Putnam Plaza and has concluded that the venture is not a variable interest entity. Under the equity method of accounting, the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

In June 2010, the Company, through a wholly owned subsidiary, purchased a 9.9667% equity interest in Midway Shopping Center L.P., which owns a 247,000 square foot shopping center in Westchester County, New York (“Midway”) for approximately $6.0 million.  Also in June 2010, the Company loaned Midway, in the form of an unsecured note, approximately $11.6 million, which Midway used to repay $11.6 million in mortgage and unsecured loans.  The loan to Midway by the Company will require monthly payments to the Company of interest only at 5.75% per annum; the loan will mature on January 1, 2013.  The investments were funded with available cash and a $17.5 million borrowing on the Company’s Facility.  The Company has evaluated its investment in Midway and has concluded that the venture is not a variable interest entity and it should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 10% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting, the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.  In conjunction with the purchase, the Company incurred acquisition costs totaling $42,000 which have been expensed on the fiscal 2010 consolidated statement of income.  In November of 2010, the Company, through a wholly owned subsidiary, purchased an additional 0.925% interest in Midway.

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

At October 31, 2010 and October 31, 2009 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	October 31, 2010	October 31, 2009

Midway Shopping Center, L.P. (9.9667%)	$17,517	$-
Putnam Plaza Shopping Center (66.7%)	6,610	-
81 Pondfield Road Company (20%)	723	723
Total	$24,850	$723

(11) STOCKHOLDERS’ EQUITY

The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company.  The Series D Preferred Stock is currently redeemable at the Company’s option at a price of $25 per share plus accrued and unpaid dividends.  Underwriting commissions and costs incurred in connection with the sale of the Series D Preferred Stock are reflected as a reduction of additional paid in capital.

During fiscal 2010, the Company sold 2,500,000 shares of Class A Common Stock in an underwritten follow-on common stock offering for $18.05 per share and raised net proceeds of $45.1 million.  The Company used the proceeds of the offering to repay existing draws on its Facility that had been used to fund its equity investments in the four property acquisitions made in fiscal 2010.

The Class A Common Stock entitles the holder to 1/20 of one vote per share.  The Common Stock entitles the holder to one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

The Company has a Dividend Reinvestment and Share Purchase Plan as amended (the “DRIP”), that  permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2010, the Company issued 62,976 shares of Common Stock and 8,873 shares of Class A Common Stock (59,494 shares of Common Stock and 11,657 shares of Class A Common Stock in fiscal 2009) through the DRIP.  As of October 31, 2010, there remained 411,222 shares of Common Stock and 446,290 shares of Class A Common Stock available for issuance under the DRIP.

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

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock in the aggregate and to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open-market transactions.  During fiscal 2009, the Company repurchased 38,700 shares of Class A Common Stock at an aggregate price of $506,000.  The Company did not repurchase any shares of Common, Class A Common or preferred stock during fiscal 2010.  As of October 31, 2010, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the repurchase program.  The Company has yet to repurchase any Preferred Stock under the Program.

(12) STOCK COMPENSATION AND OTHER BENEFIT PLANS

Restricted Stock Plan
The Company accounts for its Restricted Stock Plan in accordance with ASC Topic 718, “Stock Compensation.”  In March 2010, the stockholders of the Company approved an amendment to the restricted stock plan for key employees and directors of the Company.  The restricted stock plan (“Plan”) provides for the grant of up to 2,650,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 1,950,000 shares, which, at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

In January 2010, the Company awarded 175,950 shares of Common Stock and 69,550 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants was $3.7 million.  As of October 31, 2010, there remained a total of $12.2 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the Plan and outstanding at that date.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 5.0 years.  For the years ended October 31, 2010, 2009 and 2008, amounts charged to compensation expense totaled $3,200,000, $2,570,000 and $1,713,000, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of October 31, 2010, and changes during the year ended October 31, 2010 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2009	1,095,450	$14.72	334,700	$15.08
Granted	175,950	$14.88	69,550	$15.25
Vested	(38,300)	$7.25	(54,300)	$10.33
Forfeited	-	-	-	-
Non-vested at October 31, 2010	1,233,100	$14.97	349,950	$15.85

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code.  Under the 401K Plan, the Company made contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $140,000 in each of the three years ended October 31, 2010, 2009 and 2008.  The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company’s 401K Plan and a portion of the employee’s current compensation.

(13) FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

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

In fiscal 2010, the Company completed the negotiations with the limited partners in Stamford to purchase their noncontrolling interests in Stamford for a purchase price of $7.4 million; accordingly, the fair value of the noncontrolling interests in Stamford were adjusted to $7.4 million at October 31, 2010.  In addition because the negotiated buyout represents significant other observable inputs (a negotiated exit price), the Company has transferred the balance of noncontrolling interests in Stamford from the “Significant Unobservable Inputs” designation to the “Significant Other Observable Inputs” designation at October 31, 2010.

The Company calculates the fair value of the remaining redeemable non controlling interests in Ironbound based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership in which the investor owns the partnership units.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs.”) The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2010, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2010 (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for Sale Securities	$932	$932	$-	$-

Liabilities:
Interest Rate Swap Agreement	$203	$-	$203	$-

Redeemable noncontrolling interests	$11,330	$-	$7,419	$3,911

Fair market value measurements based upon Level 3 inputs changed from $7,259 at November 1, 2009 to $3,911 at October 31, 2010 as a result of a $4,071 increase in the redemption value of the Company’s two noncontrolling interests in accordance with the application of ASC Topic 810 beginning on November 1, 2009 and a $7,419 transfer of the Stamford noncontrolling interest from Level 3 to Level 2 during the fourth quarter of fiscal 2010.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2010 and October 31, 2009, the estimated aggregate fair value of the mortgage note receivable was approximately $1.2 million.

The estimated fair value of mortgage notes payable was approximately $122 million and $115 million at October 31, 2010 and October 31, 2009, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(14) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

At October 31, 2010, the Company had commitments of approximately $5.3 million for tenant-related obligations.

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2010 and 2009 are as follows (in thousands, except per share data):

	Year Ended October 31, 2010				Year Ended October 31, 2009
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues	$20,518	$21,169	$21,813	$21,618	$21,370	$21,188	$20,485	$19,529

Net Income Attributable to Urstadt Biddle Properties Inc.	$6,413	$6,160	$7,792	$7,177	$6,879	$7,381	$7,052	$6,431

Preferred Stock Dividends	(3,273)	(3,274)	(3,273)	(3,274)	(3,273)	(3,274)	(3,273)	(3,274)

Net Income Applicable to Common and Class A Common Stockholders	$3,140	$2,886	$4,519	$3,903	$3,606	$4,107	$3,779	$3,157

Per Share Data:
Basic Earnings Per Share:
Class A Common Stock	$.13	$.12	$.18	$.15	$.15	$.17	$.16	$.13
Common Stock	$.12	$.11	$.17	$.14	$.13	$.15	$.14	$.12

Diluted Earnings Per Share:
Class A Common Stock	$.13	$.12	$.18	$.15	$.15	$.17	$.15	$.13
Common Stock	$.11	$.10	$.16	$.13	$.13	$.15	$.14	$.11

(16)  SUBSEQUENT EVENTS

On December 15, 2010, the Board of Directors of the Company declared cash dividends of $.2225 for each share of Common Stock and $.2450 for each share of Class A Common Stock.  The dividends are payable on January 21, 2011 to stockholders of record on January 7, 2011. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing the awards of 175,950 shares of Common Stock and 63,100 shares of Class A Common Stock to certain key officers and directors of the Company, effective January 3, 2011 pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $4.3 million will be charged to expense over the respective vesting periods.

In December of 2010, The Company entered into a lease termination agreement with a tenant who had vacated their space at one of the Company’s properties prior to the expiration of their lease.  In accordance with the agreement the tenant agreed to pay the Company $3.3 million as consideration for terminating all obligations under the lease with the Company.  Under the terms of the agreement, the former tenant will make 41 equal monthly payments of $80,000, and one final payment of $20,000, without interest to satisfy the $3.3 million termination fee.

In December of 2010 and January of 2011, the Company, and a wholly-owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Stamford property for $7.4 million.  As a result of this transaction, the Company will have a 100% ownership interest in the property.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2010 and 2009 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2010.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 13, 2011 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF LLP
January 13, 2011

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2010
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
COL. A		COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period					Life on which depreciation for building and
Description and Location		Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired	improvements in latest income statement is computed (Note (c))
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT		-	$ 708	$ 1,641	$ -	$ 163	$ 708	$ 1,804	$ 2,512	$ 420	2001	31.5
Greenwich, CT		-	488	1,139	-	206	488	1,345	1,833	310	2000	31.5
Greenwich, CT		-	570	2,359	-	783	570	3,142	3,712	890	1998	31.5
Greenwich, CT		-	199	795	-	406	199	1,201	1,400	359	1993	31.5
Greenwich, CT		-	111	444	-	5	111	449	560	239	1994	31.5
		-	2,076	6,378	-	1,563	2,076	7,941	10,017	2,218
Retail Properties:
Bronxville, NY		-	60	239	95	453	155	692	847	13	2009	39.0
Yonkers, NY		-	30	121	183	733	213	854	1,067	22	2009	39.0
Yonkers, NY		-	30	121	85	341	115	462	577	12	2009	39.0
New Milford, CT		3,507	2,114	8,456	71	284	2,185	8,740	10,925	481	2008	39.0
New Milford, CT		8,991	4,492	17,967	87	355	4,579	18,322	22,901	233	2010	39.0
Newark, NJ		11,408	5,252	21,023	-	-	5,252	21,023	26,275	1,348	2008	39.0
Briarcliff, NY		-	279	1,117	-	-	279	1,117	1,396	76	2008	39.0
Waldwick, NJ		-	1,266	5,064	-	55	1,266	5,119	6,385	379	2007	39.0
Emerson NJ		-	3,633	14,531	-	541	3,633	15,072	18,705	1,317	2007	39.0
Monroe, CT		-	765	3,060	-	115	765	3,175	3,940	302	2007	39.0
Queens,NY		-	951	3,802	(57)	(221)	894	3,581	4,475	371	2006	39.0
Queens,NY		-	826	3,304	(34)	(138)	792	3,166	3,958	320	2006	39.0
Pelham,NY		-	1,694	6,843	-	-	1,694	6,843	8,537	819	2006	39.0
Stratford, CT		-	10,173	40,794	(96)	7,811	10,077	48,605	58,682	7,175	2005	39.0
Yorktown Heights, NY		-	5,786	23,221	-	174	5,786	23,395	29,181	3,218	2005	39.0
Rye, NY		-	909	3,637	-	156	909	3,793	4,702	613	2004	39.0
Rye, NY		1,641	483	1,930	-	7	483	1,937	2,420	322	2004	39.0
Rye, NY		748	239	958	-	87	239	1,045	1,284	175	2004	39.0
Rye, NY		1,688	695	2,782	-	-	695	2,782	3,477	462	2004	39.0
Somers, NY		-	4,318	17,268	-	547	4,318	17,815	22,133	3,525	2003	39.0
Westport, CT		-	2,076	8,305	-	209	2,076	8,514	10,590	1,718	2003	39.0
White Plains, NY		-	8,065	32,258	-	6,276	8,065	38,534	46,599	7,916	2003	39.0
Orange, CT		-	2,320	10,564	-	1,168	2,320	11,732	14,052	2,478	2003	39.0
Stamford, CT		50,221	17,965	71,859	-	5,671	17,965	77,530	95,495	17,141	2002	39.0
Danbury, CT		-	2,459	4,566	-	899	2,459	5,465	7,924	1,108	2002	39.0
Briarcliff, NY		-	2,222	5,185	-	272	2,222	5,457	7,679	1,244	2001	40.0
Somers, NY			1,833	7,383	-	400	1,833	7,783	9,616	2,697	1999	31.5
Briarcliff, NY		-	380	1,531	-	2,391	380	3,922	4,302	2,572	1999	40.0
Briarcliff, NY		17,445	2,300	9,708	15	3,792	2,316	13,500	15,816	3,976	1998	40.0
Ridgefield, CT		-	900	3,793	-	108	900	3,901	4,801	1,292	1998	40.0
Darien, CT		18,464	4,260	17,192	-	599	4,260	17,791	22,051	5,546	1998	40.0
Eastchester, NY		-	1,500	6,128	-	1,993	1,500	8,121	9,621	2,258	1997	31.0
Danbury, CT	*	-	3,850	15,811	-	3,826	3,850	19,637	23,487	8,087	1995	31.5
Carmel, NY		4,089	1,488	5,973	-	1,828	1,488	7,801	9,289	3,218	1995	31.5
Meriden, CT		-	5,000	20,309	-	4,257	5,000	24,566	29,566	13,918	1993	31.5
Somers, NY		-	821	2,600	-	18	821	2,618	3,439	1,215	1992	31.5
Wayne, NJ	*	-	2,492	9,966	-	598	2,492	10,564	13,056	4,600	1992	31.0
Newington, NH		-	728	1,997	-	3,984	728	5,981	6,709	4,239	1979	40.0
Springfield, MA		-	1,372	3,656	337	9,977	1,709	13,633	15,342	8,534	1970	40.0
Katonah, NY			1,704	6,816		-	1,704	6,816	8,520	102	2010	39.0
									-

		118,202	107,730	421,838	686	59,566	108,417	481,404	589,821	115,042
Industrial Distribution Centers
Dallas, TX		-	217	-	-	-	217	-	217	-	1970	40.0
St. Louis, MO		-	233	934	-	- -	233	934	1,167	933	1970	40.0
		-	450	934	-	-	450	934	1,384	933

Total		$ 118,202	$ 110,256	$ 429,150	$ 686	$ 61,129	$ 110,943	$ 490,279	$ 601,222	$ 118,193

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2010
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2010	2009	2008

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$565,672	$568,272	$522,859
Property improvements during the year	3,517	1,782	5,015
Properties acquired during the year	33,243	600	45,423
Properties sold during the year	---	(925)	---
Property assets fully depreciated and written off	(1,210)	(4,057)	(5,025)
Balance at end of year	$601,222	$565,672	$568,272

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$104,904	$94,328	$85,555
Provision during the year charged to income	14,499	14,633	13,798
Property sold during the year	---	---	---
Property assets fully depreciated and written off	(1,210)	(4,057)	(5,025)
Balance at end of year	$118,193	$104,904	$94,328

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $468 million at October 31, 2010.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2010
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)
COL. A	COL. B		COL. C	COL. D	COL. E	COL. F
	Interest Rate
Description	Coupon	Effective	Final Maturity Date	Periodic Payment Terms	Remaining Face Amount of Mortgages (Note (b)) (In Thousands)	Carrying Amount of Mortgage (Note (a)) (In Thousands)
FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
Riverside, CA	9%	12%	15-Jan-13	Payable in quarterly installments of Principal and Interest of $54	$1,150	$1,090

TOTAL MORTGAGE LOANS ON REAL ESTATE					$1,150	$1,090

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2010
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)

NOTES TO SCHEDULE IV	Year Ended October 31

(a) Reconciliation of Mortgage Loans on Real Estate
	2010	2009	2008

Balance at beginning of period:	$1,170	$1,241	$1,305

Deductions during the current period:
Collections of principal and amortization of discounts	(80)	(71)	(64)

Balance at end of period:	$1,090	$1,170	$1,241

(b)  The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c)  At October 31, 2010 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)  There are no prior liens for any of the Mortgage Loans on Real Estate.

Item 16.                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 13, 2011	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director (Principal Executive Officer)	January 13, 2011

/s/ Willing L. Biddle Willing L. Biddle President and Director	January 13, 2011

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2011

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 13, 2011

/s/ E. Virgil Conway E. Virgil Conway Director	January 13, 2011

/s/ Robert R. Douglass Robert R. Douglass Director	January 13, 2011

/s/ Peter Herrick Peter Herrick Director	January 13, 2011

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 13, 2011

/s/ Robert J. Mueller Robert J. Mueller Director	January 13, 2011

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 13, 2011

Exhibit Index
Exhibit
(3).	Articles of Incorporation and Bylaws

	3.1	(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Company’s Statement on Form S-4/A filed January 23, 1997 (SEC File No. 333-19113)).

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

10.15
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008  (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.16
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.17
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.18
Equity Underwriting Agreement, dated September 14, 2010, between the Company and Deutsche Bank Securities, Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated September 14, 2010 (SEC File No. 001-12803))

1 Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)		List of Company's subsidiaries

(23)		Consent of PKF LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.