Form 10-Q
period 2011-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2011-03-11
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 8, 2011 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock was: 8,652,364 Common Shares, par value $.01 per share, and 20,884,807 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2011 (Unaudited) and October 31, 2010.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2011 and 2010.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2011 and 2010.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2011.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 5.	Other Information

Item 6.	Exhibits

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,	Oct 31,
ASSETS	2011	2010
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$599,787	$599,839
Non-core properties – at cost	450	1,383
	600,237	601,222
Less: Accumulated depreciation	(119,290)	(118,193)
	480,947	483,029
Investments in and advances to unconsolidated joint ventures	25,342	24,850
Mortgage note receivable	1,068	1,090
	507,357	508,969

Cash and cash equivalents	6,802	15,675
Restricted cash	862	861
Marketable securities	929	932
Tenant receivables	21,094	20,504
Prepaid expenses and other assets	12,241	5,296
Deferred charges, net of accumulated amortization	4,876	4,816
Total Assets	$554,161	$557,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit lines	$11,600	$11,600
Mortgage notes payable and other loans	118,326	118,202
Accounts payable and accrued expenses	3,716	1,397
Deferred compensation – officers	175	304
Other liabilities	11,527	10,566
Total Liabilities	145,344	142,069

Redeemable Noncontrolling Interests	4,069	11,330

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;
8,652,364 and 8,461,440 shares issued and outstanding	86	84
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized;
20,884,807 and 20,819,698 shares issued and outstanding	209	208
Additional paid in capital	312,045	310,695
Cumulative distributions in excess of net income	(64,886)	(64,557)
Accumulated other comprehensive income (loss)	(159)	(229)
Total Stockholders’ Equity	308,545	307,451
Total Liabilities and Stockholders’ Equity	$554,161	$557,053

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2011	2010
Revenues
Base rents	$16,143	$15,500
Recoveries from tenants	5,080	4,824
Lease termination income	2,988	-
Other income	315	254
Total Revenues	24,526	20,578

Expenses
Property operating	3,236	3,497
Property taxes	3,645	3,328
Depreciation and amortization	3,787	3,569
General and administrative	1,901	1,726
Directors' fees and expenses	85	90
Total Operating Expenses	12,654	12,210

Operating Income	11,872	8,368
Non-Operating Income (Expense):
Interest expense	(1,901)	(1,838)
Equity in net income from unconsolidated joint venture	62	-
Other expense	(3)	(60)
Interest, dividends and other investment income	195	21

Net Income	10,225	6,491

Noncontrolling interests:
Net income attributable to noncontrolling interests	(76)	(78)
Net income attributable to Urstadt Biddle Properties Inc.	10,149	6,413
Preferred stock dividends	(3,273)	(3,273)

Net Income Applicable to Common and Class A Common Stockholders	$6,876	$3,140

Basic Earnings Per Share:
Common	$.23	$.12
Class A Common	$.25	$.13

Diluted Earnings Per Share:
Common	$.23	$.11
Class A Common	$.25	$.13

Dividends Per Share:
Common	$.2225	$.2200
Class A Common	$.2450	$.2425

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$10,225	$6,491
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	3,787	3,569
Straight-line rent adjustment	(115)	(144)
Provisions for tenant credit losses	164	64
Restricted stock compensation expense and other adjustments	1,080	844
Deferred compensation arrangement	(129)	(106)
Equity in net income of unconsolidated joint venture	(62)	-
Lease termination income	(2,988)	-
Changes in operating assets and liabilities:
Tenant receivables	(639)	(581)
Accounts payable and accrued expenses	2,392	2,517
Other assets and other liabilities, net	(2,857)	(2,144)
Restricted Cash	(1)	(2)
Net Cash Flow Provided by Operating Activities	10,857	10,508

Cash Flows from Investing Activities:
Investments in and advances to unconsolidated joint venture	(429)	-
Acquisitions of noncontrolling interests	(7,431)	-
Deposits on acquisition of real estate investments	(234)	-
Improvements to properties and deferred charges	(1,756)	(979)
Distributions to noncontrolling interests	(76)	(78)
Payments received on mortgage notes and other receivables	102	19
Net Cash Flow (Used in) Investing Activities	(9,824)	(1,038)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(7,038)	(6,288)
Dividends paid -- Preferred Stock	(3,273)	(3,273)
Principal repayments on mortgage notes payable	(602)	(5,695)
Proceeds from loan financing	726	-
Sales of additional shares of Common and Class A Common Stock	281	264
Net Cash Flow (Used in) Financing Activities	(9,906)	(14,992)

Net (Decrease) In Cash and Cash Equivalents	(8,873)	(5,522)
Cash and Cash Equivalents at Beginning of Period	15,675	10,340

Cash and Cash Equivalents at End of Period	$6,802	$4,818

Supplemental Cash Flow Disclosures:
Interest Paid	$1,836	$1,775

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

								Cumulative
	7.5% Series D						Additional	Distributions In	Accumulated Other	Total
	Preferred Stock		Common Stock		Class A Common Stock		Paid In	Excess of	Comprehensive	Stockholders’
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Net Income	Income (loss)	Equity
Balances – October 31, 2010	2,450,000	$61,250	8,461,440	$84	20,819,698	$208	$310,695	$(64,557)	$(229)	$307,451
Comprehensive Income:
Net income applicable to Common
and Class A common stockholders	-	-	-	-	-	-	-	6,876	-	6,876
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	(3)	(3)
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	73	73
Total comprehensive income										6,946
Cash dividends paid :
Common stock ($.2225 per share)	-	-	-	-	-	-	-	(1,922)	-	(1,922)
Class A common stock ($.2450 per share)	-	-	-	-	-	-	-	(5,116)	-	(5,116)
Issuance of shares under dividend reinvestment plan	-	-	14,974	-	2,009	-	281	-	-	281
Shares issued under restricted stock plan	-	-	175,950	2	63,100	1	(3)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	1,072	-	-	1,072
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(167)	-	(167)
Balances – January 31 ,2011	2,450,000	$61,250	8,652,364	$86	20,884,807	$209	$312,045	$(64,886)	$(159)	$308,545

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2011, the Company owned or had equity interests in 50 properties containing a total of 4.6 million square feet of Gross Leasable Area (“GLA”).

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”.  The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company.  In accordance with ASC Topic 970 “Real Estate”, joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting.  See Notes 5 and 6 for further discussion of the above.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectibility of tenant and mortgage notes receivables and other assets.  Actual results could differ from these estimates.  The balance sheet at October 31, 2010 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2011 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2011.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of January 31, 2011, the fiscal tax years 2006 through and including 2011 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders’ Equity.  There were no sales of marketable securities during the three month period ended January 31, 2011.

As of January 31, 2011, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At January 31, 2011, the Company has recorded a net unrealized loss on available for sale securities in the amount of $29,000.  The Company deems these unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at January 31, 2011 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$929	$958	$(29)	$106	$(135)

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

As of January 31, 2011, the Company believes it has no significant risk associated with non-performance of the financial institution which is the counterparty to its derivative contract.  At January 31, 2011, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum. As of January 31, 2011, the Company had accrued liabilities of $130,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company’s interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges.  At January 31, 2011, other comprehensive income (loss) consisted of net unrealized gains (losses) on marketable securities of approximately ($29,000) ($54,000 gain in the three months ended fiscal 2010) and net unrealized gains (losses) on an interest rate swap agreement of approximately ($130,000).  Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.  For the three months ended January 31, 2011 and 2010 total comprehensive income applicable to Common and Class A common stockholders was $6,946,000 and $3,194,000, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2011.

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

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At January 31, 2011 and October 31, 2010, approximately $12,292,000 and $12,205,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2011 and October 31, 2010, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $2,864,000 and $2,668,000, respectively.  During the three month periods ended January 31, 2011 and 2010, the Company provided $164,000 and $64,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2011	2010
Numerator
Net income applicable to common stockholders – basic	$1,679	$833
Effect of dilutive securities:
Stock awards	77	26
Net income applicable to common stockholders – diluted	$1,756	$859

Denominator
Denominator for basic EPS – weighted average common shares	7,288	7,150
Effect of dilutive securities:
Restricted stock and other awards	510	343
Denominator for diluted EPS – weighted average common equivalent shares	7,798	7,493

Numerator
Net income applicable to Class A common stockholders-basic	$5,197	$2,307
Effect of dilutive securities:
Stock awards	(77)	(26)
Net income applicable to Class A common stockholders – diluted	$5,120	$2,281

Denominator
Denominator for basic EPS – weighted average Class A common shares	20,492	17,961
Effect of dilutive securities:
Restricted stock and other awards	158	71
Denominator for diluted EPS – weighted average Class A common equivalent shares	20,650	18,032

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation”, which requires that compensation expense be recognized, based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation.

New Accounting Standards

Adopted in Fiscal 2011
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for the transfers in and out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures.  In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or Level 3.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted.  The adoption of that portion of the guidance that became effective on November 1, 2010 did not have a material effect on the consolidated financial statements; the Company does not expect the adoption of that portion of the guidance which becomes effective on February 1, 2011 to have a material effect on the consolidated financial statements.

(2) CORE PROPERTIES

In January 2011, the Company entered into a contract to purchase a 72,000 square foot shopping center in Litchfield County, CT for a purchase price of $10.8 million, subject to the assumption of a first mortgage payable on the property, in the approximate amount of $5.0 million. In connection with the contract the Company paid a deposit in the amount of $200,000.

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

The Company is currently in the process of evaluating the fair value of the in-place leases for its New Milford Plaza property, which was acquired in fiscal 2010.  Consequently, no value has yet been assigned to those leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.  The Company completed its evaluation of the in-place leases for its Katonah Village Commons property and determined that no purchase price adjustment was necessary in order to ascribe value to the in-place leases for Katonah Village Commons property acquired in fiscal 2010.

For the three months ended January 31, 2011 and 2010 the net amortization of above-market and below-market leases was approximately $67,000 and $6,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In December 2010, the Company reached a lease termination settlement (“Settlement”) with a former tenant in its Meriden shopping center in Meriden, CT. In accordance with the Settlement agreement the prior tenant was released from all its obligations under the aforementioned lease in exchange for a settlement payment to the Company.  The Settlement agreement provides that the former tenant will pay the Company $3.3 million in 41 equal monthly payments of $80,000 and one final monthly payment of $20,000 without interest beginning on January 1, 2011.  The Company has recorded the lease termination in the consolidated statement of income for three month period ended January 31, 2011 in the amount of $2,988,000, which amount represents the present value of the 42 payments due to the Company under the Settlement agreement at a discount rate of 5.75% per annum.  The Company will record the remaining $313,000 as interest income over the remaining payment term though June 1, 2014 in accordance with the effective yield method.  With the exception of the first $80,000 payment received by the Company on January 1, 2011, the remaining $2.9 million in lease termination income represents a non cash activity and will not be shown in the investing section of the consolidated statement of cash flows for the three month period ended January 31, 2011.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2011.  The maturity date of the Facility was February 11, 2011 with two one year extensions at the Company’s option.  In November of 2010, the Company exercised its first one year extension option; the new maturity date of the Facility is February 10, 2012.  After the extension, the Company has one remaining one-year extension option available which would extend the maturity date to February of 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Secured Credit Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at January 31, 2011.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  The Company is currently in negotiations to extend the Secured Credit Facility for a new three-year term.

In January 2011, a wholly-owned subsidiary of the Company, completed the installation of a solar power system (the “System”) at the Company’s Valley Ridge Shopping Center in Wayne, New Jersey at a total cost of approximately $1.2 million.  In conjunction with the solar installation the subsidiary of the Company financed a portion of the project with a loan in the amount of $726,000 from the Public Service Electric and Gas Company of New Jersey (“PSE&G”), through PSE&G’s “Solar Loan Program I”.  The loan requires monthly payments of principal and interest at 11.11% per annum through its maturity date of January 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits that are expected to be generated by the System.  Most of the remaining cost of the System is expected to be funded by a renewable energy grant from the federal government.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At January 31, 2011, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of January 31, 2011 and October 31, 2010 (amounts in thousands, except share data):

	January 31, 2011	October 31, 2010
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverage’s relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at January 31, 2011.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

In December of 2010 and January of 2011, the Company, and a wholly-owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Stamford property for $7.4 million.  As a result of this transaction, the Company now has a 100% ownership interest in the property.

The Company is the general partner and owns 75% of one consolidated limited partnership, UB Ironbound, LP (“Ironbound”), which owns a grocery anchored shopping center.

The Ironbound limited partnership has a defined termination date of December 31, 2097.  The partners in Ironbound are entitled to receive an annual cash preference payable from available cash of the partnership.  Any unpaid preferences accumulate and are paid from future cash, if any.  The balance of available cash, if any, is distributed in accordance with the respective partner’s interests.  The limited partners in Ironbound currently have the right to require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Ironbound partnership agreement.  Upon liquidation of Ironbound, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The limited partners are not obligated to make any additional capital contributions to the partnership.  The Company retains an affiliate of one of the limited partners in Ironbound to provide management and leasing services to the property at an annual fee equal to two percent of rental income collected, as defined.  The limited partner interests in Ironbound are reflected at redemption value which approximates fair value in the accompanying consolidated financial statements as noncontrolling interests.

The Company accounts for non-controlling interests in accordance with ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements”.  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008).  Because the limited partners in Ironbound currently have the right to require the Company to redeem all or a part of their limited partnership units at prices as defined in the Ironbound partnership agreement, the Company will report the noncontrolling interests in Ironbound in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the three months ended January 31, 2011, the Company increased the carrying value of the non-controlling interests by $158,000 with the corresponding decrease recorded in stockholders’ equity.

The following table sets forth the details of the Company’s redeemable non-controlling interests at January 31, 2011 and October 31, 2010 (amounts in thousands)

	January 31, 2011	October 31, 2010

Beginning Balance	$11,330	$7,259
Purchase of Noncontrolling Interests	(7,431)	-
Change in Redemption Value	170	4,071

Ending Balance	$4,069	$11,330

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2011 and October 31, 2010 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses): (amounts in thousands)

	January 31, 2011	October 31, 2010

Midway Shopping Center, L.P. (10.892%)	$18,018	$17,517
Putnam Plaza Shopping Center (66.67%)	6,601	6,610
81 Pondfield Road Company (20%)	723	723
Total	$25,342	$24,850

Midway Shopping Center, L.P.

In fiscal 2010, the Company, through a wholly owned subsidiary, purchased a 9.9667% equity interest in Midway Shopping Center L.P., which owns a 247,000 square foot shopping center in Westchester County, New York (“Midway”) for approximately $6.0 million.  Also in fiscal 2010, the Company loaned Midway, in the form of an unsecured note, approximately $11.6 million, which Midway used to repay $11.6 million in mortgage and unsecured loans.  The loan to Midway by the Company will require monthly payments to the Company of interest only at 5.75% per annum; the loan will mature on January 1, 2013.  In December 2010 (fiscal 2011) the Company through a wholly-owned subsidiary purchased an additional 0.925% equity limited partnership interest in Midway for $555,000 bringing its total economic ownership interest in Midway to 10.892% at January 31, 2011.  The Company has evaluated its investment in Midway and has concluded that the venture is not a variable interest entity and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 11% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

The Company’s has allocated the $7.0 million excess of the carrying amount of its investment in and advance to Midway over the Company’s share of Midway’s net book value to real property and is amortizing the difference over the property’s estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $14 million.  The loan bears interest only at the rate of 6% per annum, which matures in January 2013. Midway’s only other debt outstanding is its unsecured loan to the Company in the amount of $11.6 million.  In February 2011, the Company reached agreement with Midway to loan the partnership an additional $1,250,000 at the same terms and conditions as the aforementioned $11.6 million loan.

Putnam Plaza Shopping Center

In fiscal 2010, the Company, through a wholly owned subsidiary, acquired a 66.7% undivided equity interest in the Putnam Plaza Shopping Center (“Putnam Plaza”).  At inception of the venture the property was valued at $29.7 million.  Simultaneously to the acquisition, a $21 million non-recourse first mortgage payable was placed on the property with the proceeds distributed to the seller.  The new mortgage has an initial term of five years with a five year extension right at the then market interest rate as defined.  Payments of interest only are due for the first thirty months at 6.2%.  Beginning in the thirty-first month, payments of principal and interest, at the rate of 6.2%, are required based on a twenty seven and one half year amortization schedule.  The Company’s net cash equity investment in the venture was $6.5 million including closing costs.

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

81 Pondfield Road Company

The Company’s other investment in an unconsolidated joint venture is a 20% economic interest in a partnership which owns a retail and office building in Westchester County, New York.

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

In January 2011, the Company awarded 175,950 shares of Common Stock and 63,100 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2011 was approximately $4.2 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of January 31, 2011, and changes during the three months ended January 31, 2011 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2010	1,233,100	$14.97	349,950	$15.85
Granted	175,950	$16.95	63,100	$19.87
Vested	(65,800)	$15.90	(21,850)	$16.39
Non-vested at January 31, 2011	1,343,250	$15.18	391,200	$16.51

As of January 31, 2011, there was $15.5 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.3 years.  For the three months ended January 31, 2011 and 2010 amounts charged to compensation expense totaled $949,000 and $721,000, respectively.

Share Repurchase Program
In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common stock in the aggregate and to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of January 31, 2011, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

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

The Company calculates the fair value of its redeemable non controlling interests based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership in which the investor owns the partnership units.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves (“significant other observable inputs.”)  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of January 31, 2011, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at January 31, 2011 (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for Sale Securities	$929	$929	$-	$-

Liabilities:
Interest Rate Swap Agreement	$130	$-	$130	$-

Redeemable noncontrolling interests	$4,069	$-	$-	$4,069

Fair market value measurements based upon Level 3 inputs changed from $3,911,000 at November 1, 2010 to $4,069,000 at January 31, 2011 as a result of a $158,000 increase in the redemption value of the Company’s noncontrolling interests in Ironbound in accordance with the application of ASC Topic 810 (See Note 5).

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At January 31, 2011 and October 31, 2010, the estimated aggregate fair value of the mortgage note receivable was approximately $1.2 million.

The estimated fair value of mortgage notes payable and other loans were approximately $116 million and $122 million at January 31, 2011 and October 31, 2010, respectively. The estimated fair value of mortgage notes payable and other loans are based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2011, the Company had commitments of approximately $7.9 million for capital improvements to its properties and tenant related obligations.

(10)  SUBSEQUENT EVENTS

On March 10, 2011, the Board of Directors of the Company declared cash dividends of $0.2225 for each share of Common Stock and $0.245 for each share of Class A Common Stock.  The dividends are payable on April 15, 2011.

On March 10, 2011, the stockholders of the Company approved an amendment to the Company’s restricted stock plan (the “Plan”) to provide for an additional 500,000 common shares to be available for issuance under the Plan.  As amended, the Plan authorizes grants of up to an aggregate of 3,150,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 2,450,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2011, the Company owned or had equity interests in 50 properties containing a total of 4.6 million square feet of GLA of which approximately 94% was leased.  The Company has equity interests in three unconsolidated joint ventures at January 31, 2011.  Those joint ventures were approximately 91% leased.

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

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.   Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the three month periods ended January 31, 2011 and 2010 the Company increased its allowance for doubtful accounts by $164,000 and $64,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2011.

Liquidity and Capital Resources
At January 31, 2011, the Company had unrestricted cash and cash equivalents of $6.8 million compared to $15.7 million at October 31, 2010.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

As a result of the Company’s conservative capital structure, the Company has not been significantly affected by the recent turmoil in the credit markets.  The Company maintains a ratio of total debt to total assets of under 30% which has allowed the Company to obtain additional secured mortgage borrowings if necessary.  The Company’s earliest significant fixed rate debt maturity is not due until October 2011 ($4.1 million).  As of January 31, 2011, the Company has loan availability of $68.4 million on its two revolving lines of credit.

As of the date of this report, the Company is in contract to purchase a 72,000 square foot shopping center for approximately $10.8 million, subject to an existing first mortgage payable in the approximate amount of $5.0 million.  In addition, the Company has agreed to lend an additional $1.25 million to Midway for general business purposes.  The Company plans on financing these additional investments with available cash and if necessary borrowings under its revolving credit facilities.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2011 and to meet its dividend requirements necessary to maintain its REIT status.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $10.9 million in the three months ended January 31, 2011, compared to $10.5 million in the comparable period of fiscal 2010. The net increase in operating cash flows in the first quarter of fiscal 2011 when compared with the corresponding prior period was due primarily to an increase in net operating income at some of the Company’s properties as a result of leasing vacant space in the last three quarters of fiscal 2010.  In addition the increase was caused by normal rental increases throughout the Company’s portfolio.

Investing Activities

Net cash flows used by investing activities amounted to $9.8 million in the first three months of fiscal 2011 compared to $1.0 million in the comparable period of fiscal 2010. The increase in cash flows used by investing activities was primarily the result of the Company purchasing in the first quarter of fiscal 2011 an additional one percent of the Midway Shopping Center for $555,000 and purchasing the remaining 10% limited partnership interests in the limited partnership that owns the Ridgeway Shopping Center in Stamford, CT for $7.4 million.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $9.9 million in the first three months of fiscal 2011 compared to $15.0 million in the comparable period of fiscal 2010. The decrease in net cash used by financing activities in fiscal 2011 compared to fiscal 2010 was attributable predominantly to the Company repaying a mortgage loan in the amount of $5.3 million in the first quarter of fiscal 2010 offset by an increase in the annualized dividend rate on the Company’s outstanding Common and Class A Common stock of $0.01 per share and an increased dividend payout as a result of the 2.5 million Class A Common shares that were issued in September 2010.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable of $118 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.9% at January 31, 2011. The mortgage loans with fixed interest rates are secured by 11 properties with a net book value of $177 million and have fixed rates of interest ranging from 5.5% to 11.1%.  The Company made principal payments of $602,000 in the three months ended January 31, 2011 compared to $5.7 million (including the repayment of a mortgage note payable in the amount of $5.2 million) in the comparable period of fiscal 2010.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2011.  The maturity date of the Facility was February 11, 2011 with two one year extensions at the Company’s option.  In November of 2010, the Company exercised its first one year extension option; the new maturity date of the Facility is February 10, 2012.  After the extension, the Company has one remaining one-year extension option available which would extend the maturity date to February of 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  The maturity date of the Secured Credit Facility is April 15, 2011 and is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 0.50% or the Eurodollar rate plus 1.75%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at January 31, 2011.  The Company pays an annual fee of 0.25% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.  The Company is currently in negotiations to extend the Secured Credit Facility for a new three-year term.

As of March 10, 2011 the Company has approximately $68.4 million available to be drawn down under its two revolving credit facilities.

In January 2011, a wholly-owned subsidiary of the Company completed the installation of a solar power system (the “System”) at the Company’s Valley Ridge Shopping Center in Wayne, New Jersey at a total cost of approximately $1.2 million.  In conjunction with the solar installation the subsidiary of the Company financed a portion of the project with a loan in the amount of $726,000 from the Public Service Electric and Gas Company of New Jersey (“PSE&G”), through PSE&G’s “Solar Loan Program I”.  The loan requires monthly payments of principal and interest at 11.11% per annum through its maturity date of January 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits that are expected to be generated by the System.  Most of the remaining cost of the System is expected to be funded by a renewable energy grant from the federal government.

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real estate property including a 66.7% equity interest in the Putnam Plaza shopping center and its 10.892% equity investment in the Midway Shopping Center L.P. and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, “Investments in and Advances to Unconsolidated Joint Ventures” in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2011, the Company paid approximately $1.8 million for property improvements, tenant improvement and leasing commission costs (approximately $750,000 representing recurring property improvements and approximately $1.05 million related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $7.9 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2011 and fiscal 2012. These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions and Significant Property Transactions

In January 2011, the Company entered into a contract to purchase a 72,000 square foot shopping center in Litchfield County, CT for a purchase price of $10.8 million, subject to the assumption of a first mortgage payable on the property, in the approximate amount of $5.0 million. In connection with the contract the Company paid a deposit in the amount of $200,000.

In December 2010, the Company reached a lease termination settlement (“Settlement”) with a former tenant in its Meriden shopping center in Meriden, CT. In accordance with the Settlement agreement the prior tenant was released from all its obligations under the aforementioned lease in exchange for a settlement payment to the Company.  The Settlement agreement provides that the former tenant will pay the Company $3.3 million in 41 equal monthly payments of $80,000 and one final monthly payment of $20,000 without interest beginning on January 1, 2011.  The Company has recorded the lease termination in the consolidated statement of income for three month period ended January 31, 2011 in the amount of $2,988,000, which amount represents the present value of the 42 payments due to the Company under the Settlement agreement at a discount rate of 5.75% per annum.  The Company will record the remaining $313,000 as interest income over the remaining payment term though June 1, 2014 in accordance with the effective yield method.

In December of 2010 and January of 2011, the Company, and a wholly-owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Company’s Ridgeway Shopping Center in Stamford, CT. for $7.4 million.  As a result of this transaction, the Company has a 100% ownership interest in the property at January 31, 2011.

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

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At January 31, 2011, the two remaining non-core properties have a net book value of approximately $450,000.

During the three month period ended January 31, 2011, one of the non-core property’s buildings in the amount of $933,000 became fully depreciated and the non-core asset’s cost was written off with a corresponding reduction to accumulated depreciation.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three months ended January 31, 2011 and 2010 (amounts in thousands).

	Three Months Ended January 31,
	2011	2010
Net Income Applicable to Common and Class A Common Stockholders	$6,876	$3,140

Real property depreciation	3,014	2,830
Amortization of tenant improvements and allowances	618	611
Amortization of deferred leasing costs	146	113
Depreciation and amortization on unconsolidated joint ventures	157	-
Funds from Operations Applicable to Common and Class A Common Stockholders	$10,811	$6,694

Net Cash Provided by (Used in):
Operating Activities	$10,857	$10,508
Investing Activities	$(9,824)	$(1,038)
Financing Activities	$(9,906)	$(14,992)

FFO amounted to $10.8 million in the first three months of fiscal 2011 compared to $6.7 million in comparable period of fiscal 2010.  The net increase in FFO is attributable, among other things, to: a) lease termination income in the amount of $2,988,000 relating to a lease termination of a former tenant at the Company’s Meriden property b) an increase from the beginning of fiscal 2010 in the leased percentage at some of the Company’s core properties which resulted in an increase in base rent billed, and common area maintenance and real estate tax reimbursement revenue billed and accrued at some of our properties owned in both periods; c) FFO related to $46.5 million in property investments in the second and third quarters of fiscal 2010; offset by d) an increase in general and administrative expenses predominantly related to an increase in restricted stock amortization expense (See more detailed explanations which follow).

Results of Operations

The following information summarizes the Company’s results of operations for the three month periods ended January 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to:
Revenues	2011	2010	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$16,143	$15,500	$643	4.1%	$593	$50
Recoveries from tenants	5,080	4,824	256	5.3%	135	121
Mortgage interest and other	315	254	61	24.0%	-	61

Operating Expenses
Property operating expenses	3,236	3,497	(261)	(7.5)%	146	(407)
Property taxes	3,645	3,328	317	9.5%	130	187
Depreciation and amortization	3,787	3,569	218	6.1%	161	57
General and administrative expenses	1,901	1,726	175	10.1%	N/A	N/A

Other Income/Expenses
Interest expense	1,901	1,838	63	3.4%	99	(36)

Revenues
Base rents increased by 4.1% to $16.1 million for the three month period ended January 31, 2011 as compared with $15.5 million in the comparable period of 2010. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2010, the Company purchased two properties totaling approximately 258,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the three month period ended January 31, 2011.  The remaining two property acquisitions made by the Company in fiscal 2010 are accounted for under the equity method of accounting and are not included in any of the variance analysis in the preceding charts on the consolidated financial statements.

Properties Held in Both Periods:

The net increase in base rents for properties held during the three month periods ended January 31, 2011 compared to the same periods in fiscal 2010, was a result of an increase in rental rates for in place leases for existing tenants over the periods and additional base rent revenue for newly leased spaces in fiscal 2010. For the first three months of fiscal 2011, the Company leased or renewed approximately 99,000 square feet (or approximately 2.4% of total consolidated property leasable area).  At January 31, 2011 the Company’s core properties were approximately 93% leased.  Overall core property occupancy decreased to 90% at January 31, 2011 from 91% at January 31, 2010.

In the three month periods ended January 31, 2011, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by a net $121,000 compared to the corresponding  period in fiscal 2010. This was a result of an increase in the leased percentage at some of the Company’s properties that increased the rate at which the Company could bill and accrue common area maintenance and real estate tax revenue to its tenants under its leases offset by $407,000 in lower operating expenses for properties held in both periods in the first three months of fiscal 2011 when compared with the corresponding prior period.

Expenses
Property operating expenses decreased by $407,000 in the three month period ended January 31, 2011, as a result of the timing of snow removal costs and other various maintenance items when compared with the corresponding periods of fiscal 2010.  Real estate taxes for properties held in both periods increased by $187,000 in the three month period ended January 31, 2011 when compared with the same periods of fiscal 2010 as a result of increased tax rates and assessments on our properties by municipalities where the properties are located.

Interest expense for properties held in both periods was relatively unchanged in the three month period ended January 31, 2011, when compared to corresponding periods in fiscal 2010 as a result of the Company incurring additional mortgage debt in conjunction with one of its property acquisitions in fiscal 2010 offset by scheduled principal payments on mortgage notes payable in the amount of $602,000 for the three months ended January 31, 2011 and the repayment of $5.2 million in mortgage debt in December 2009 (fiscal 2010).

Depreciation and amortization expense from properties held in both periods was relatively unchanged during the three month period ended January 31, 2011 compared to the corresponding period of fiscal 2010.

General and administrative expenses increased by $175,000 in the three month period ended January 31, 2011, when compared to the corresponding period in fiscal 2010, primarily due to an increase in restricted stock compensation amortization expense.

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

As of January 31, 2011, the Company had $11.6 million in outstanding variable rate (based on LIBOR) debt.  In July of 2010 the Company entered into an interest rate swap derivative financial instrument with BNY Mellon to fix the interest rate on $11.6 million of variable rate debt at 1.22% (2.07% total when including the 0.85% interest rate spread required under the Facility) until January 2, 2013.

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

Changes in Internal Controls
During the quarter ended January 31, 2011, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                Legal Proceedings

The Company is not involved in any litigation that in management’s opinion would result in a material adverse effect on the Company’s ownership, management or operation of its properties.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 500,000 shares of Common Stock and Class A Common Stock in the aggregate.  On March 6, 2008, the Board of Directors amended the Program to allow the Company to repurchase up to 1,000,000 shares of Common and Class A Common Stock in the aggregate.  In December 2008, the Board of Directors further amended the Program to allow the Company to repurchase up to 1,500,000 shares of Common and Class A Common Stock in the aggregate.  In addition, the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  There were no purchases of either Common, Class A Common Stock or Preferred Stock under the Program during any month in the quarter ended January 31, 2011 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 771,822 shares, in the aggregate, may yet be purchased under the Program.

Item 5.                                Other Information

Submission of Matters to a Vote of Security Holders
In connection with the Annual Meeting of Stockholders of the Company held on March 10, 2011, stockholders were asked to vote on the following matters:

1.	Election of three Directors (Class II) to serve for three years:

	Director	For	Withheld
	Kevin J. Bannon	7,978,986	43,159
	Peter Herrick	7,970,070	52,075
	Charles D. Urstadt	7,970,694	51,451

2.	Ratification of the appointment of PKF LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2011:

	For	Against	Abstain
	9,010,929	31,683	8,398

3.
Amendment of the Company’s Restricted Stock Award Plan to increase the maximum number of shares of restricted stock available for issuance by an additional 500,000 common shares which, at the discretion of the Compensation Committee administering the Plan, may be any combination of Class A Common Stock or Common Stock:

	For	Against	Abstain
	7,223,479	623,588	175,078

4.	Vote, on an advisory (non-binding) basis, on the compensation of our named executive officers.

	For	Against	Abstain
	7,698,168	151,093	172,884

5.	Vote, on an advisory (non-binding) basis, on the frequency of future non-binding advisory votes on the compensation of our named executive officers

	Every Year	Every 2 Years	Every 3 Years	Abstain
	1,240,857	80,929	6,671,957	28,402

The terms of office of the following Class III and Class I Directors continued after the meeting:

Class III Directors – terms expiring in 2012

Robert R. Douglass
George H.C. Lawrence
Charles J. Urstadt

Class I Directors – terms expiring in 2013

Willing L. Biddle
E. Virgil Conway
Robert J. Mueller

As a result of the amendment to the Restricted Stock Award Plan, an aggregate of 3,150,000 shares of the Company's common stock have been reserved for issuance under the Plan, consisting of 350,000 shares of Common Stock, 350,000 shares of Class A Common Stock and 2,450,000 shares which, at the discretion of the Compensation Committee, may be awarded in any combination of Class A Common Stock or Common Stock. Following the amendment, 660,500 shares are available for issuance under the Plan.  Directors and management personnel selected by the Committee are eligible to receive grants under the Plan.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 11, 2011	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002