Form 10-Q
period 2011-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2011-09-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 6, 2011 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding were: 8,669,760 Common Shares, par value $.01 per share, and 20,888,935 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 31, 2011 (Unaudited) and October 31, 2010.

Consolidated Statements of Income (Unaudited) – Three and nine months ended July 31, 2011 and 2010.

Consolidated Statements of Cash Flows (Unaudited) – Nine months ended July 31, 2011 and 2010.

Consolidated Statement of Stockholders' Equity (Unaudited) – Nine months ended July 31, 2011.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,	Oct 31,
ASSETS	2011	2010
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$612,886	$599,839
Non-core properties – at cost	594	1,383
	613,480	601,222
Less: Accumulated depreciation	(124,532)	(118,193)
	488,948	483,029
Investments in and advances to unconsolidated joint ventures	25,535	24,850
Mortgage note receivable	1,023	1,090
	515,506	508,969

Cash and cash equivalents	1,812	15,675
Restricted cash	863	861
Marketable securities	970	932
Tenant receivables	22,350	20,504
Prepaid expenses and other assets	12,769	5,296
Deferred charges, net of accumulated amortization	5,029	4,816
Total Assets	$559,299	$557,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit lines	$16,100	$11,600
Mortgage notes payable and other loans	122,789	118,202
Accounts payable and accrued expenses	4,506	1,397
Deferred compensation – officers	184	304
Other liabilities	10,909	10,566
Total Liabilities	154,488	142,069

Redeemable Noncontrolling Interests	4,035	11,330

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized;8,669,760 and 8,461,440 shares issued and outstanding	87	84
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized; 20,888,935 and 20,819,698 shares issued and outstanding	209	208
Additional paid in capital	314,208	310,695
Cumulative distributions in excess of net income	(71,052)	(64,557)
Accumulated other comprehensive (loss)	(129)	(229)
Total Stockholders’ Equity	304,573	307,451
Total Liabilities and Stockholders’ Equity	$559,299	$557,053

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Revenues
Base rents	$48,100	$47,327	$15,986	$16,136
Recoveries from tenants	16,042	14,967	5,278	5,003
Lease termination income	3,131	633	143	586
Other income	1,567	604	554	88
Total Revenues	68,840	63,531	21,961	21,813

Expenses
Property operating	10,982	10,372	3,319	3,054
Property taxes	10,853	10,070	3,628	3,423
Depreciation and amortization	11,386	11,022	3,793	3,845
General and administrative	5,579	5,249	1,848	1,722
Acquisition Costs	66	249	13	93
Directors' fees and expenses	204	244	52	70
Total Operating Expenses	39,070	37,206	12,653	12,207

Operating Income	29,770	26,325	9,308	9,606
Non-Operating Income (Expense):
Interest expense	(5,853)	(5,607)	(2,049)	(1,985)
Equity in net income from unconsolidated joint ventures	266	75	125	46
Other expense	(5)	(395)	(2)	54
Interest, dividends and other investment income	635	197	216	147

Net Income	24,813	20,595	7,598	7,868

Noncontrolling interests:
Net income attributable to noncontrolling interests	(229)	(230)	(76)	(76)
Net income attributable to Urstadt Biddle Properties Inc.	24,584	20,365	7,522	7,792
Preferred stock dividends	(9,820)	(9,820)	(3,273)	(3,273)

Net Income Applicable to Common and Class A Common Stockholders	$14,764	$10,545	$4,249	$4,519

Basic Earnings Per Share:
Common	$0.49	$0.39	$0.14	$0.17
Class A Common	$0.54	$0.43	$0.16	$0.18

Diluted Earnings Per Share:
Common	$0.48	$0.38	$0.14	$0.16
Class A Common	$0.53	$0.42	$0.15	$0.18

Dividends Per Share:
Common	$.6675	$.6600	$.2225	$.2200
Class A Common	$.7350	$.7275	$.2450	$.2425

 The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$24,813	$20,595
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	11,386	11,022
Straight-line rent adjustment	(459)	(713)
Provisions for tenant credit losses	767	318
Loss on property held for sale	-	300
Restricted stock compensation expense and other adjustments	2,873	2,457
Deferred compensation arrangement	(120)	(71)
Equity in net income of unconsolidated joint ventures	(266)	(75)
Lease termination income	(2,988)	-
Changes in operating assets and liabilities:
Tenant receivables	(2,154)	(923)
Accounts payable and accrued expenses	3,171	2,066
Other assets and other liabilities, net	(3,808)	(2,187)
Restricted Cash	(3)	176
Net Cash Flow Provided by Operating Activities	33,212	32,965

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(6,362)	(22,261)
Investments in and advances to unconsolidated joint ventures	(798)	(23,990)
Acquisitions of noncontrolling interests	(7,431)	-
Deposits on acquisition of real estate investments	(940)	-
Improvements to properties and deferred charges	(5,752)	(3,589)
Distributions to noncontrolling interests	(229)	(230)
Payments received on mortgage notes and other receivables	627	59
Net Cash Flow (Used in) Investing Activities	(20,885)	(50,011)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(21,126)	(18,876)
Dividends paid -- Preferred Stock	(9,820)	(9,820)
Principal repayments on mortgage notes payable	(1,934)	(6,787)
Proceeds from revolving credit line borrowings	4,500	43,950
Proceeds from loan financing	1,546	-
Sales of additional shares of Common and Class A Common Stock	644	817
Net Cash Flow Provided by (Used in) Financing Activities	(26,190)	9,284

Net (Decrease) In Cash and Cash Equivalents	(13,863)	(7,762)
Cash and Cash Equivalents at Beginning of Period	15,675	10,340

Cash and Cash Equivalents at End of Period	$1,812	$2,578

Supplemental Cash Flow Disclosures:
Interest Paid	$5,708	$5,432

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances – October 31, 2010	2,450,000	$61,250	8,461,440	$84	20,819,698	$208	$310,695	$(64,557)	$(229)	$307,451
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	14,764	-	14,764
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	38	38
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	62	62
Total comprehensive income	-	-	-	-	-	-	-	-	-	14,864
Cash dividends paid :
Common stock ($.6675 per share)	-	-	-	-	-	-	-	(5,776)	-	(5,776)
Class A common stock ($.7350 per share)	-	-	-	-	-	-	-	(15,350)	-	(15,350)
Issuance of shares under dividend reinvestment plan	-	-	32,370	1	6,137	-	644	-	-	645
Shares issued under restricted stock plan	-	-	175,950	2	63,100	1	(3)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	2,872	-	-	2,872
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(133)	-	(133)
Balances – July 31 ,2011	2,450,000	$61,250	8,669,760	$87	20,888,935	$209	$314,208	$(71,052)	$(129)	$304,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2011, the Company owned or had equity interests in 51 properties containing a total of 4.7 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending October 31, 2011.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2011.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of July 31, 2011, the fiscal tax years 2007 through and including 2010 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders’ Equity.  There were no sales of marketable securities during the nine month period ended July 31, 2011.

As of July 31, 2011, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At July 31, 2011, the Company has recorded a net unrealized gain on available for sale securities in the amount of $12,000.  The Company deems unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized gain at July 31, 2011 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$970	$958	$12	$131	$(119)

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

As of July 31, 2011, the Company believes it has no significant risk associated with non-performance of the financial institution which is the counterparty to its derivative contract.  At July 31, 2011, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum. As of July 31, 2011, the Company had accrued liabilities of $142,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company’s interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges.  Comprehensive income consisted of the following (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010
Net income applicable to Common and Class A Common Stockholders	$14,764	$10,545	$4,249	$4,519

Change in unrealized gains/(losses) in marketable equity securities	38	148	(12)	(19)

Change in unrealized (loss) on interest rate swap	62	(136)	(2)	(136)

Total comprehensive income	$14,864	$10,557	$4,235	$4,364

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2011.

Property Held for Sale and Discontinued Operations
The Company follows the provisions of ASC Topic 360, “Property, Plant, and Equipment,” and ASC Topic 205, “Presentation of Financial Statements”.  ASC Topic 360 and ASC Topic 205 require, among other things, that the assets and liabilities and the results of operations of the Company’s properties that have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company’s consolidated financial statements.  If significant to financial statement presentation, the Company classifies properties as held for sale that are under contract for sale and are expected to be sold within the next 12 months.

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At July 31, 2011 and October 31, 2010, approximately $12,597,000 and $12,205,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2011 and October 31, 2010, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,228,000 and $2,668,000, respectively.  During the nine month periods ended July 31, 2011 and 2010, the Company provided $767,000 and $318,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Numerator
Net income applicable to common stockholders – basic	$3,609	$2,803	$1,040	$1,203
Effect of dilutive securities:
Stock awards	205	118	68	59
Net income applicable to common stockholders – diluted	$3,814	$2,921	$1,108	$1,262

Denominator
Denominator for basic EPS – weighted average common shares	7,301	7,167	7,315	7,184
Effect of dilutive securities:
Restricted stock awards	637	475	738	562
Denominator for diluted EPS – weighted average common equivalent shares	7,938	7,642	8,053	7,746

Numerator
Net income applicable to Class A common stockholders-basic	$11,155	$7,742	$3,209	$3,316
Effect of dilutive securities:
Stock awards	(205)	(118)	(68)	(59)
Net income applicable to Class A common stockholders – diluted	$10,950	$7,624	$3,141	$3,257

Denominator
Denominator for basic EPS – weighted average Class A common shares	20,493	17,963	20,496	17,966
Effect of dilutive securities:
Restricted stock awards	200	133	226	174
Denominator for diluted EPS – weighted average Class A common equivalent shares	20,693	18,096	20,722	18,140

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

To be adopted in fiscal 2012

In May 2011, the FASB issued Accounting Standards Update (“ASU “) 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”.  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for us in the second quarter of 2012 and is not expected to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This pronouncement is effective for us in the second quarter of 2012 and is not expected to have a significant impact on our consolidated financial statements.

(2) CORE PROPERTIES

In April 2011, the Company, through a wholly owned subsidiary, completed the purchase of the 72,000 square foot Fairfield Plaza Shopping Center, in New Milford, Connecticut (“Fairfield Plaza”) for a purchase price of $10.8 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $5.0 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the nine month period ended July 31, 2011. The Company financed its net investment in the property with available cash and a borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $53,000 which have been expensed in the nine months ended July 31, 2011 consolidated statement of income.

In April 2011, the Company entered into a contract to purchase a retail shopping center for a purchase price of $9 million.  In conjunction with entering into the contract the Company placed a deposit in the amount of $450,000 with the seller which will be credited to the purchase price at closing.

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

During fiscal 2011, the Company completed its evaluation of the acquired leases for its New Milford Plaza Property, which was acquired in fiscal 2010.  As a result of its evaluation, the Company has allocated  $396,000 to a liability associated with the net fair value assigned to the acquired leases at the properties, which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the nine months ended July 31, 2011.  The Company is currently in the process of evaluating the fair value of the in-place leases for Fairfield Plaza.  Consequently, no value has yet been assigned to those leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the nine months ended July 31, 2011 and 2010 the net amortization of above-market and below-market leases was approximately $208,000 and $234,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In December 2010, the Company reached a lease termination settlement (“Settlement”) with a former tenant in its Meriden shopping center in Meriden, CT. In accordance with the Settlement agreement the prior tenant was released from all its obligations under the aforementioned lease in exchange for a settlement payment to the Company.  The Settlement agreement provides that the former tenant will pay the Company $3.3 million in 41 equal monthly payments of $80,000 and one final monthly payment of $20,000 without interest beginning on January 1, 2011.  The Company has recorded the lease termination in the consolidated statement of income for nine month period ended July 31, 2011 in the amount of $2,988,000, which amount represents the present value of the 42 payments due to the Company under the Settlement agreement at a discount rate of 5.75% per annum.  The Company will record the remaining $313,000 as interest income over the remaining payment term though June 1, 2014 in accordance with the effective yield method.  With the exception of the seven $80,000 payments received by the Company through July 31, 2011, the remaining $2.9 million in lease termination income represents a non-cash activity and will not be shown in the investing section of the consolidated statement of cash flows for the nine month period ended July 31, 2011.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2011.  The maturity date of the Facility was February 11, 2011 with two one year extensions at the Company’s option.  In November of 2010, the Company exercised its first one year extension option; the new maturity date of the Facility is February 10, 2012.  After the extension, the Company has one remaining one-year extension option available which would extend the maturity date to February of 2013.

In April 2011, the Company drew down $3 million on the Facility to fund a portion of its Fairfield Plaza acquisition.  In July 2011 the Company drew down $1.5 million on the Facility to fund tenant improvements and capital expenditures.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  Originally scheduled to expire April 15, 2011, the Company reached an agreement with The Bank of New York Mellon to continue the Facility to May 16, 2011 while documentation for the three-year extension was completed.  On May 16, 2011, the Company executed the extension agreement, which extended the maturity date until May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at July 31, 2011.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In January 2011, a wholly-owned subsidiary of the Company completed the installation of a solar power system (the “Valley Ridge System”) at the Company’s Valley Ridge Shopping Center in Wayne, New Jersey at a total cost of approximately $1.1 million.  In conjunction with the solar installation the subsidiary of the Company financed a portion of the project with a loan in the amount of $726,000 from the Public Service Electric and Gas Company of New Jersey (“PSE&G”), through PSE&G’s “Solar Loan Program I”.  The loan requires monthly payments of principal and interest at 11.11% per annum through its maturity date of January 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits that are expected to be generated by the System.  In addition the Company received $329,000 in the form of a renewable energy grant from the federal government.

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

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At July 31, 2011, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of July 31, 2011 and October 31, 2010 (amounts in thousands, except share data):

	July 31, 2011	October 31, 2010
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverage’s relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at July 31, 2011.

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

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

In December of 2010 and January of 2011, the Company and a wholly-owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Stamford property for $7.4 million.  As a result of this transaction, the Company now has a 100% ownership interest in the property.

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

In July 2011, the Company received a put notice from some of the limited partners of Ironbound requesting that 82,081 limited partnership units (of the 224,257 outstanding prior to the put) be redeemed by the Company.  The Company expects to close on the transaction sometime in the latter part of fiscal 2011 at a price as defined in the Ironbound partnership agreement which approximates fair value.

The Company accounts for non-controlling interests in accordance with ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements”.  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008).  Because the limited partners in Ironbound currently have the right to require the Company to redeem all or a part of their limited partnership units at prices as defined in the Ironbound partnership agreement, the Company will report the noncontrolling interests in Ironbound in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the nine months ended July 31, 2011, the Company increased the carrying value of the non-controlling interests by $138,000 with the corresponding decrease recorded in stockholders’ equity.

The following table sets forth the details of the Company’s redeemable non-controlling interests at July 31, 2011 and October 31, 2010 (amounts in thousands)

	July 31, 2011	October 31, 2010

Beginning Balance	$11,330	$7,259
Purchase of Noncontrolling Interests	(7,428)	-
Change in Redemption Value	133	4,071

Ending Balance	$4,035	$11,330

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2011 and October 31, 2010 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses): (amounts in thousands)

	July 31, 2011	October 31, 2010

Midway Shopping Center, L.P. (11.642%)	$18,152	$17,517
Putnam Plaza Shopping Center (66.67%)	6,660	6,610
81 Pondfield Road Company (20%)	723	723
Total	$25,535	$24,850

Midway Shopping Center, L.P.
In fiscal 2010, the Company, through a wholly owned subsidiary, purchased a 9.9667% equity interest in Midway Shopping Center L.P., which owns a 247,000 square foot shopping center in Westchester County, New York (“Midway”), for approximately $6.0 million.  Also in fiscal 2010, the Company loaned Midway, in the form of an unsecured note, approximately $11.6 million, which Midway used to repay $11.6 million in mortgage and unsecured loans.  The loan to Midway by the Company will require monthly payments to the Company of interest only at 5.75% per annum; the loan will mature on January 1, 2013.  In December 2010 (fiscal 2011) and May 2011 the Company through a wholly-owned subsidiary purchased an additional 1.675% equity limited partnership interest in Midway for $798,000 bringing its total economic ownership interest in Midway to 11.642% at July 31, 2011.  The Company has evaluated its investment in Midway and has concluded that the venture is not a variable interest entity and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

Putnam Plaza Shopping Center

In fiscal 2010, the Company, through a wholly owned subsidiary, acquired a 66.67% undivided equity interest in the Putnam Plaza Shopping Center (“Putnam Plaza”).  At inception of the venture the property was valued at $29.7 million.  Simultaneously with the acquisition, a $21 million non-recourse first mortgage payable was placed on the property with the proceeds distributed to the seller.  The new mortgage has an initial term of five years with a five year extension right at the then market interest rate as defined.  Payments of interest only are due for the first thirty months at 6.2%.  Beginning in the thirty-first month, payments of principal and interest, at the rate of 6.2%, are required based on a twenty-seven and one-half year amortization schedule.  The Company’s net cash equity investment in the venture was $6.5 million including closing costs.

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

A summary of the status of the Company’s non-vested Common and Class A Common shares as of July 31, 2011, and changes during the nine months ended July 31, 2011 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2010	1,233,100	$14.97	349,950	$15.85
Granted	175,950	$16.95	63,100	$19.87
Vested	(65,800)	$15.90	(21,850)	$16.39
Non-vested at July 31, 2011	1,343,250	$15.18	391,200	$16.51

As of July 31, 2011, there was $13.6 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.99 years.  For the nine months ended July 31, 2011 and 2010 amounts charged to compensation expense totaled $2,774,000 and $2,335,000, respectively.

Share Repurchase Program
Previously,  the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company’s Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of July 31, 2011, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves (“significant other observable inputs.”)  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of July 31, 2011, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at July 31, 2011 (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for Sale Securities	$970	$970	$-	$-

Liabilities:
Interest Rate Swap Agreement	$142	$-	$142	$-

Redeemable noncontrolling interests	$4,035	$-	$-	$4,035

Fair market value measurements based upon Level 3 inputs changed from $3,911,000 at November 1, 2010 to $4,035,000 at July 31, 2011 as a result of a $124,000 increase in the redemption value of the Company’s noncontrolling interests in Ironbound in accordance with the application of ASC Topic 810 (See Note 5).

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At July 31, 2011 and October 31, 2010, the estimated aggregate fair value of the mortgage note receivable was approximately $1.1 million.

The estimated fair value of mortgage notes payable and other loans were approximately $126 million at July 31, 2011 and October 31, 2010, respectively. The estimated fair value of mortgage notes payable and other loans are based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2011, the Company had commitments of approximately $6.8 million for capital improvements to its properties and tenant related obligations.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2011, the Company owned or had equity interests in 51 properties containing a total of 4.7 million square feet of GLA of which approximately 93% was leased.  The Company has equity interests in three unconsolidated joint ventures at July 31, 2011.  Those joint ventures were approximately 98% leased.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times. The Company has experienced and, in the remaining portion of fiscal 2011 and fiscal 2012, expects that it could continue to experience increased vacancy rates, relative to the Company’s historical norm, at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 92% of the Company’s core portfolio remains leased.  The Company has a strong capital structure with only $6.3 million in secured debt maturing in the next 12 months.  The Company expects to continue to explore acquisition opportunities that may arise during this economic downturn consistent with its business strategy.

Primarily as a result of property acquisitions in fiscal 2010 and the first half of fiscal 2011, the Company’s financial data shows increases in total revenues and expenses for the nine month period ended July 31, 2011 when compared to the corresponding period of the prior year.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the nine month periods ended July 31, 2011 and 2010 the Company increased its allowance for doubtful accounts by $767,000 and $318,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2011.

Liquidity and Capital Resources
At July 31, 2011, the Company had unrestricted cash and cash equivalents of $1.8 million compared to $15.7 million at October 31, 2010.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company is currently experiencing a reduction of rental revenues as a result of tenant vacancies at some of the Company’s properties and until these vacancies are re-leased and those new tenants begin to pay rent the Company’s cash flow will continue to be negatively affected.  Currently the Company is paying approximately 80% of its funds from operations out to shareholders in the form of common stock dividends.  Although the Company does not anticipate having to reduce its dividend on common stock, and has no plans to do so, a further significant decline in rental revenue, without a corresponding reduction in expenses, could lead the Company to conclude that it should reduce its common stock dividend until rental revenues return to pre fiscal 2009 levels.

As a result of the Company’s conservative capital structure, the Company has not been significantly affected by recent turmoil in the credit markets for commercial real estate.  The Company maintains a ratio of total debt to total assets of under 30% which has allowed the Company to obtain additional secured mortgage borrowings when necessary.  The Company’s earliest significant fixed rate debt maturity is not due until October 2011 ($4.0 million).  As of July 31, 2011, the Company has loan availability of $63.9 million on its two revolving lines of credit.

In May 2011, the Company extended the term of its $30 million secured revolving credit facility for three years through May 16, 2014.

The Company is currently in contract to purchase a retail shopping center located in its primary geographic area for a purchase price of $9 million.  The Company plans on financing the acquisition with the assumption of a first mortgage payable currently in place on the property in the approximate amount of $5 million, available cash and borrowings on its unsecured credit facility.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $33.2 million in the nine months ended July 31, 2011, compared to $33.0 million in the comparable period of fiscal 2010. The net increase in operating cash flows in fiscal 2011 when compared with the corresponding prior period was due primarily to an increase in net operating income at some of the Company’s properties as a result of leasing vacant space in the last two quarters of fiscal 2010 and the net operating income of properties acquired in the second half of fiscal 2010 and the first nine months of 2011 as well as normal rental increases on in place leases throughout the Company’s portfolio.  These increases were offset by a decrease in operating cash flow as a result of new vacancies at some of the Company’s properties in the first nine months of fiscal 2011.

Investing Activities

Net cash flows used by investing activities amounted to $20.9 million in the first nine months of fiscal 2011 compared to $50.0 million in the comparable period of fiscal 2010. The decrease in cash flows used by investing activities in fiscal 2011 when compared to the corresponding prior period was primarily the result of the Company purchasing in the first nine months of fiscal 2011 a 72,000 square foot grocery anchored shopping center for a net investment of $5.8 million, an additional 1.675% of the Midway Shopping Center for $798,000 and the remaining 10% limited partnership interests in the limited partnership that owns the Ridgeway Shopping Center in Stamford, CT for $7.4 million versus purchasing two real estate properties in the amount of $22.3 million and making two investments in unconsolidated joint ventures in the amount of $24.0 million in the first nine months of fiscal 2010.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $26.2 million in the first nine months of fiscal 2011 compared with net cash provided by financing activities of $9.3 million in the comparable period of fiscal 2010. The increase in net cash used by financing activities in the first nine months of fiscal 2011 compared to the corresponding period of fiscal 2010 was attributable predominantly to the Company borrowing $44.0 million on its unsecured line of credit in the first nine months of fiscal 2010 versus borrowing only $4.5 million on its unsecured line of credit in the first nine months of fiscal 2011 to purchase real estate investments offset by the repayment of a mortgage loan in the amount of $5.2 million in the first nine months  of fiscal 2010 further offset by an increase in the annualized dividend rate in fiscal 2011 on the Company’s outstanding Common and Class A Common stock of $0.01 per share and an increased dividend payout as a result of the 2.5 million Class A Common shares that were issued in September 2010.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable and other loans of $123 million consists entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.9% at July 31, 2011. The mortgage loans with fixed interest rates are secured by 12 properties with a net book value of $187 million and have fixed rates of interest ranging from 5.0% to 11.3%.  The Company made principal payments of $1.9 million in the nine months ended July 31, 2011 compared to $6.8 million (including the repayment of a mortgage note payable in the amount of $5.2 million) in the comparable period of fiscal 2010.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2011.  The maturity date of the Facility was February 11, 2011 with two one year extensions at the Company’s option.  In November of 2010, the Company exercised its first one year extension option; the new maturity date of the Facility is February 10, 2012.  After the extension, the Company has one remaining one-year extension option available which would extend the maturity date to February of 2013.

In April 2011, the Company drew down $3 million on the Facility to fund a portion of its Fairfield Plaza acquisition.  In July 2011, the Company drew down $1.5 million on the Facility to fund tenant improvements and capital expenditures.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  Originally scheduled to expire April 15, 2011, the Company reached agreement with The Bank of New York Mellon to continue the Facility to May 16, 2011 while documentation for the three-year extension was completed.  On May 16, 2011, the Company executed the extension agreement, which extended the maturity date until May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at July 31, 2011.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

As of September 8, 2011, the Company has approximately $63.9 million available to be drawn down under its two revolving credit facilities.

In January 2011, a wholly-owned subsidiary of the Company completed the installation of a solar power system (the “Valley Ridge System”) at the Company’s Valley Ridge Shopping Center in Wayne, New Jersey at a total cost of approximately $1.1 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $726,000 from the Public Service Electric and Gas Company of New Jersey (“PSE&G”), through PSE&G’s “Solar Loan Program I”.  The loan requires monthly payments of principal and interest at 11.11% per annum through its maturity date of January 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits (“SREC’s”) that are expected to be generated by the System.  In addition the Company received $329,000 in the form of a renewable energy grant from the federal government.

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

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real estate property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.6% equity investment in the Midway Shopping Center L.P. (“Midway”) and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, “Investments in and Advances to Unconsolidated Joint Ventures” in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the nine months ended July 31, 2011, the Company paid approximately $5.8 million for property improvements, tenant improvement and leasing commission costs (approximately $2.25 million representing recurring property improvements and approximately $3.5 million related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $6.8 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2011 and fiscal 2012. These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

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

In April 2011, the Company entered into a contract to purchase a retail shopping center in located in its primary geographic area for a purchase price of $9 million, in conjunction with entering into the contract the Company placed a deposit in the amount of $450,000 with the seller which will be credited to the purchase price at closing.

In December 2010, the Company reached a lease termination settlement (“Settlement”) with a former tenant in its Meriden shopping center in Meriden, CT. In accordance with the Settlement agreement the prior tenant was released from all its obligations under the aforementioned lease in exchange for a settlement payment to the Company.  The Settlement agreement provides that the former tenant will pay the Company $3.3 million in 41 equal monthly payments of $80,000 and one final monthly payment of $20,000 without interest beginning on January 1, 2011.  The Company has recorded the lease termination in the consolidated statement of income for nine month period ended July 31, 2011 in the amount of $2,988,000, which amount represents the present value of the 42 payments due to the Company under the Settlement agreement at a discount rate of 5.75% per annum.  The Company will record the balance as interest income over the remaining payment term though June 1, 2014 in accordance with the effective yield method.

In December of 2010 and January of 2011, the Company and a wholly-owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Company’s Ridgeway Shopping Center in Stamford, CT for $7.4 million.  As a result of this transaction, the Company has a 100% ownership interest in the property at July 31, 2011.

During fiscal 2011, a subsidiary of the Company purchased an additional 1.675% interest in the Midway partnership for a purchase price of $798,000. As a result of the purchase the Company or its affiliates own approximately 11.6% of Midway and will continue to account for the investment under the equity method of accounting as we have significant influence but do not control the entity.

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

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At July 31, 2011, the two remaining non-core properties have a net book value of approximately $592,000.

During the nine month period ended July 31, 2011, one of the non-core property’s buildings in the amount of $933,000 became fully depreciated and the non-core asset’s cost was written off with a corresponding reduction to accumulated depreciation.

Funds from Operations
The Company considers Funds from Operations (“FFO”) to be an additional measure of an equity REIT’s operating performance.  The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with accounting principles generally accepted in the United State of America (“U.S. GAAP”)) excluding gains or losses from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

However, FFO:

▪
does not represent cash flows from operating activities in accordance with U.S. GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

▪	should not be considered an alternative to net income as an indication of the Company’s performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with U.S. GAAP to FFO for each of the three and nine months ended July 31, 2011 and 2010 (amounts in thousands).

	Nine Months Ended July 31,		Three Months Ended July 31,
	2011	2010	2011	2010
Net Income Applicable to Common and Class A Common Stockholders	$14,764	$10,545	$4,249	$4,519

Real property depreciation	9,153	8,667	3,092	2,990
Amortization of tenant improvements and allowances	1,811	1,939	570	695
Amortization of deferred leasing costs	391	381	120	150
Depreciation and amortization on unconsolidated joint ventures	488	142	165	142
Loss on assets held for sale	-	300	-	-
Funds from Operations Applicable to Common and Class A Common Stockholders	$26,607	$21,974	$8,196	$8,496

Net Cash Provided by (Used in):
Operating Activities	$33,212	$32,965	$11,435	$11,323
Investing Activities	$(20,885)	$(50,011)	$(2,704)	$(31,036)
Financing Activities	$(26,190)	$9,284	$(8,630)	$(20,786)

FFO amounted to $26.6 million in the first nine months of fiscal 2011 compared to $22.0 million in comparable period of fiscal 2010.  The net increase in FFO is attributable, among other things, to: a) lease termination income in the amount of $2,988,000 relating to a lease termination of a former tenant at the Company’s Meriden property; b) an increase from the beginning of fiscal 2010 in the leased percentage at some of the Company’s core properties which resulted in an increase in base rent billed, and common area maintenance and real estate tax reimbursement revenue billed and accrued at some of our properties owned in both periods; c) FFO related to $46.5 million in property investments in the second half of fiscal 2010 and $6.4 million in the first nine months of fiscal 2011; offset by d) an increase in general and administrative expenses predominantly related to an increase in restricted stock amortization expense; e) an increase of $449,000 in bad debt expense for the first nine months of fiscal 2011 when compared with 2010; and f) a loss of base rent related to vacancies at some of the Company’s properties in the first half of fiscal 2011 (See more detailed explanations which follow).

Results of Operations

The following information summarizes the Company’s results of operations for the nine month and three month periods ended July 31, 2011 and 2010 (amounts in thousands):

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2011	2010	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$48,100	$47,327	$773	1.6%	$1,619	$(846)
Recoveries from tenants	16,042	14,967	1,075	7.2%	613	462
Other income	1,567	604	963	159.4%	-	963

Operating Expenses
Property operating expenses	10,982	10,372	610	5.9%	368	242
Property taxes	10,853	10,070	783	7.8%	293	490
Depreciation and amortization	11,386	11,022	364	3.3%	386	(22)
General and administrative expenses	5,579	5,249	330	6.3%	n/a	n/a

Other Income/Expenses
Interest expense	5,853	5,607	246	4.4%	299	(53)

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2011	2010	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$15,986	$16,136	$(150)	(0.9)%	$296	$(446)
Recoveries from tenants	5,278	5,003	275	5.5%	210	65
Other income	554	88	466	529.6%	-	466

Operating Expenses
Property operating expenses	3,319	3,054	265	8.7%	63	202
Property taxes	3,628	3,423	205	6.0%	40	165
Depreciation and amortization	3,793	3,845	(52)	(1.4)%	78	(130)
General and administrative expenses	1,848	1,722	126	7.3%	n/a	n/a

Other Income/Expenses
Interest expense	2,049	1,985	64	3.2%	98	(34)

Revenues
Base rents increased by 1.6% to $48.1 million for the nine month period ended July 31, 2011 as compared with $47.3 million in the comparable period of 2010.  Base rents decreased 0.9% to $16.0 million for the three months ended July 31, 2011 as compared with $16.1 million in the comparable period of 2010.  The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2010 and the second quarter of fiscal 2011, the Company purchased three properties totaling approximately 330,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the nine month and three month periods ended July 31, 2011.  The remaining two property acquisitions made by the Company in fiscal 2010 are accounted for under the equity method of accounting and are not included in any of the variance analysis in the preceding charts on the consolidated financial statements.

Properties Held in Both Periods:

The net decrease in base rents for properties held during the nine month and three month periods ended July 31, 2011 compared to the same periods in fiscal 2010 was a result of a decrease in base rent revenue billed predominantly relating to vacancies for eight tenant spaces at five properties in the first nine months of fiscal 2011 that were leased for all or portions of the first nine months of fiscal 2010 resulting in a base revenue loss of $1,016,000 and $498,000 in the nine month and three month periods ended July 31, 2011, respectively.  In addition, the decrease in base rent for the nine month period ended July 31, 2011 when compared with the corresponding period in fiscal 2010 was also the result of the Company renewing its two leases on its two Chrysler warehouse properties in the first quarter of fiscal 2010 at a lower rental rate than the expiring rate, and an increase in bad debt expense, which together reduced base rent revenue by an additional $664,000 and $148,000 in the nine and three month periods ended July 31, 2011, respectively.  The decrease was also caused by a decline in straight line rent revenue accrued for the nine month and three month periods ended July 31, 2011 by $230,000 and $132,000, respectively.  This decrease was offset by significant new leasing completed in the second half of fiscal 2010 and fiscal 2011 at six of the Company’s properties which increased base rental revenue by $862,000 and $222,000 in the nine month and three month periods ended July 31, 2011, respectively and normal increases in rental rates for in place leases for existing tenants over the both the nine month and three month periods ended July 31, 2011.  For the first nine months of fiscal 2011, the Company leased or renewed approximately 353,000 square feet (or approximately 8.3% of total consolidated property leasable area).  At July 31, 2011 the Company’s core properties were approximately 92% leased.  Overall core property occupancy increased to 91% at July 31, 2011 from 90% at October 31, 2010.

In the nine month period ended July 31, 2011, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by a net $462,000.  This net increase was a result of a higher operating expenses at its properties held in both periods of $242,000 for the nine month period ended July 31, 2011 relating predominantly to an increase in snow removal costs and parking lot maintenance and an increase in real estate tax expense as a result of increased municipal tax assessments at a majority of the Company’s properties when compared to the corresponding periods in fiscal 2010.  Recoveries from tenants for properties owned in the three month period ended July 31, 2011 were relatively unchanged.

Other income increased by $963,000 and $466,000 in the nine month and three month period ended July 31, 2011, respectively when compared with the corresponding periods from the prior year as a result of increased management fees on non-owned properties.  In addition, the increase was a result of the Company recording revenue relating to an estimated insurance settlement for a fire at one of its properties in the second quarter of fiscal 2011.

Expenses
Property operating expenses for properties held in both periods increased by $242,000 and $202,000 in the nine month and three month periods ended July 31, 2011, respectively, largely due to an increase in snow removal costs and parking lot maintenance when compared with the corresponding periods of fiscal 2010.

Real estate taxes for properties held in both periods increased by $490,000 and $165,000 in the nine month and three month periods ended July 31, 2011, respectively, when compared with the same periods of fiscal 2010 as a result of increased tax rates and assessments on our properties by municipalities where the properties are located.

Interest expense for properties held in both periods was relatively unchanged in the three and nine month periods ended July 31, 2011, when compared to corresponding periods in fiscal 2010 as a result of the Company incurring additional mortgage debt in conjunction with two of its property acquisitions in fiscal 2010 and 2011 offset by scheduled principal payments on mortgage notes payable in the amount of $1.9 million for the nine months ended July 31, 2011 and the repayment of $5.2 million in mortgage debt in December 2009 (fiscal 2010).

Depreciation and amortization expense from properties held in both periods was relatively unchanged during the three month and nine month periods ended July 31, 2011 compared to the corresponding periods of fiscal 2010.

General and administrative expenses increased by a net $330,000 and $126,000 in the nine and three month periods ended July 31, 2011, respectively, when compared to the corresponding periods in fiscal 2010, primarily due to an increase in restricted stock compensation amortization expense offset by a reduction in legal and consulting costs.

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

As of July 31, 2011, the Company had $16.1 million in outstanding variable rate (based on LIBOR) debt.  In July of 2010 the Company entered into an interest rate swap derivative financial instrument with BNY Mellon to fix the interest rate on $11.6 million of variable rate debt at 1.22% (2.07% total when including the 0.85% interest rate spread required under the Facility) until January 2, 2013.

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

Changes in Internal Controls
During the quarter ended July 31, 2011, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management’s opinion would result in a material adverse effect on the Company’s ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares in the aggregate of Common Stock, Class A Common Stock, Series C Preferred Stock or Series D Preferred Stock. There were no purchases of either Common, Class A Common Stock or Preferred Stock under the Program during any month in the quarter ended July 31, 2011 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 771,822 shares, in the aggregate, may yet be purchased under the Program.

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

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been blocked tagged.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 8, 2011	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been blocked tagged.