Form 10-K
period 2011-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2012-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2011 (price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter): Common Shares, par value $.01 per share $51,841,026; Class A Common Shares, par value $.01 per share $392,583,607.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 11, 2012 (latest date practicable): 8,847,838 Common Shares, par value $.01 per share, and 20,952,930 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 6, 2012 (certain parts as indicated herein) (Part III).

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

At October 31, 2011, the Company owned or had equity interests in fifty-two properties comprised of neighborhood and community shopping centers, office buildings, office/retail mixed use and industrial facilities located in seven states throughout the United States, containing a total of 4.8 million square feet of gross leasable area (“GLA”).  For a description of the Company's individual investments, see Item 2-Properties.

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

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties.  Of the fifty-two properties the Company owns or has an equity interest in, fifty properties (three of which are accounted for under the equity method of accounting) are considered core properties, consisting of forty-four retail properties, five office buildings (including the Company's executive headquarters) and one mixed use office/retail property.  At October 31, 2011, these properties contained in the aggregate 4.4 million square feet of GLA. The Company's core properties collectively had 617 tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2011, the forty-seven consolidated core properties were 90.5% leased.  At October 31, 2011, the Company had equity investments in three core properties which it does not consolidate; those properties were approximately 97.8% leased.  The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2011, no single tenant comprised more than 8.5% of the total annual base rents of the Company’s core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2011.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	5	8.5%
TJX Companies	6	4.4%
Bed Bath & Beyond	3	4.1%
Big Y	3	3.3%
A&P Supermarkets	3	2.9%
Staples	4	2.7%
Toys R Us	2	2.1%
BJ’s	1	1.7%
ShopRite	2	1.6%
Sports Authority	1	1.3%
	30	32.6%

See Item 2 Properties for a complete list of the Company’s core properties.

In December 2010, the Company was notified that The Great Atlantic and Pacific Tea Company, Inc., (“A&P”) which leases three spaces in the Company’s portfolio (129,000 sf), filed a petition for protection under Chapter 11 of the United States Bankruptcy Law.  As of the date of this report the Company has been notified that A&P has assumed all three leases and is expected to emerge from Chapter 11 bankruptcy protection.

The Company’s single largest real estate investment is its general and limited partnership interests in the Ridgeway Shopping Center (“Ridgeway”).  In December of 2010 and January of 2011, the Company and a wholly owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Stamford property for $7.4 million.  As a result of this transaction, the Company now has a 100% ownership interest in the property.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid 1990’s. The property contains approximately 350,000 square feet of gross leasable space.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2011, Ridgeway revenues represented approximately 14% of the Company’s total revenues and approximately 14% of the Company’s total assets at October 31, 2011. As of October 31, 2011, Ridgeway was 100% leased. The property’s largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath and Beyond (15%) and Marshall’s Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2011 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent (%)
2012	4	21,567	760,503	8%
2013	12	44,434	1,516,762	15%
2014	3	5,958	220,392	2%
2015	5	41,675	919,119	9%
2016	0	0	0	0%
2017	1	60,000	1,853,760	18%
2018	4	98,603	3,023,062	30%
2019	2	5,432	150,141	2%
2020	1	2,350	102,225	1%
2021	1	42,700	826,185	8%
Thereafter	4	27,665	725,803	7%

Total	37	350,384	$10,097,952	100.0%

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

At October 31, 2011, the Company's non-core properties consisted of two industrial facilities in St. Louis, Missouri and Dallas, Texas with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2011.  The two industrial facilities consist of automobile and truck parts distribution warehouses.  The facilities are net leased to Chrysler Group, LLC under lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.  For the fiscal years ended October 31, 2011, 2010, and 2009 revenues billed and collected under the above leases amounted to approximately $1,546,000, $1,761,000, and $1,789,000 respectively.

At October 31, 2011, the Company also held one fixed rate first mortgage note receivable, secured by a shopping center with a net book value of $999,000.

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

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  It occupies approximately 10,000 square feet in a two-story office building owned by the Company. The Company has 35 employees and believes that its relationship with its employees is good.

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

Code of Ethics and Whistleblower Policy

The Company’s Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Controller.  The Board also adopted a Code of Business Conduct and Ethics applicable to all employees as well as a “Whistleblower Policy”.   These are available free of charge by contacting the Company.

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location. Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  For the year ended October 31, 2011, approximately 84% of our total revenues were from properties located in these four counties. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our core properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company’s single largest real estate investment is it’s ownership of the Ridgeway Shopping Center (“Ridgeway”) located in Stamford, Connecticut.  For the year ended October 31, 2011, Ridgeway revenues represented approximately 14% of the Company’s total revenues and approximately 14% of the Company’s total assets at October 31, 2011.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

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

If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases.  As a result, our results of operations and cash flow may be adversely affected.  In addition, our tenants face increasing competition from internet commerce, outlet malls, discount retailers, warehouse clubs and other sources which could hinder our ability to attract and retain tenants and/or cause us to reduce rents at our properties, which could have an adverse affect on our results of operations and cash flows.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman and Chief Executive Officer, who beneficially owns 44.6% of our outstanding Common Stock and 0.2% of our outstanding Class A common stock as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 39.9% of our outstanding voting interests.  Together with Mr. Urstadt, Mr. Biddle, our President and the other directors and executive officers, as a group, hold approximately 63.7% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A common stock.  The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

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

·
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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                       Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2011.  Except as otherwise noted, all core properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT	1997	1950	2002	350,000	13.6	37	100	Stop & Shop Supermarket
Springfield, MA	1996	1970	1970	326,000	26.0	28	88	Big Y Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	22	76	Big Y Supermarket
Yorktown, NY	1997	1973	2005	308,000	16.4	8	91	Staples
Stratford, CT	1988	1978	2005	270,000	29.0	17	94	Stop & Shop Supermarket
Scarsdale, NY (2)	2004	1958	2010	247,000	14.0	28	100	ShopRite Supermarket
New Milford, CT	2002	1972	2010	231,000	20.0	10	92	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	20	95	Christmas Tree Shops
White Plains, NY	1994	1958	2003	191,000	3.5	9	65	Toys “R” Us
Carmel, NY (3)	2006	1971	2010	189,000	22.0	34	95	Hannaford Brothers
Ossining, NY	2000	1978	1998	137,000	11.4	25	97	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26.0	26	95	Home Goods
Carmel, NY	1999	1983	1995	129,000	19.0	18	97	ShopRite Supermarket
Wayne, NJ	1992	1959	1992	102,000	9.0	41	93	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	8	100	Savers
Newark, NJ (1)	-	1995	2008	100,000	8.4	14	97	Pathmark
Darien, CT	1992	1955	1998	96,000	9.5	18	93	Stop & Shop Supermarket
Emerson, NJ	-	1981	2007	93,000	7.0	14	89	ShopRite Supermarket
New Milford, CT	-	1966	2008	81,000	7.6	4	92	Big Y Supermarket
Somers, NY	-	1991	1999	78,000	10.8	29	87	CVS
Orange, CT	-	1990	2003	77,000	10.0	10	87	Trader Joe’s Supermarket
New Milford, CT	-	2003	2011	72,000	8.8	8	89	TJ Maxx
Eastchester, NY	2002	1978	1997	70,000	4.0	14	100	Food Emporium
Fairfield, CT	-	1995	2011	63,000	7.0	3	100	Marshall’s
Ridgefield, CT	1999	1930	1998	52,000	2.1	33	74	Keller Williams
Westport, CT	-	1986	2003	40,000	3.0	10	100	Pier One Imports
Rye, NY	-	Various	2004	39,000	1.0	19	91	Cosi
Briarcliff Manor, NY	-	1975	2001	38,000	1.0	16	77	Dress Barn
Danbury, CT	-	1988	2002	33,000	2.7	5	100	Chuck E Cheese
Ossining, NY	2001	1981	1999	29,000	4.0	4	100	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	25	93	Squires
Pelham, NY	-	1975	2006	26,000	1.0	8	96	Gristede’s Supermarket
Queens, NY	-	1960	2006	26,000	1.0	14	100	Various
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100	RiteAid
Somers, NY	-	1987	1992	19,000	4.9	11	91	Putnam County Savings Bank
Monroe, CT	-	2005	2007	10,000	2.0	6	100	Starbucks
Office Properties and Bank Branches
Greenwich, CT	-	various	various	59,000	2.8	16	90	Prescott Investors
Bronxville and Yonkers, NY	-	1960	2008 & 2009	21,000	0.7	4	88	People’s United Bank, JP Morgan Chase
				4,397,000		617

(1) A wholly owned subsidiary of the Company is the sole general partner of a partnership that owns this property (84% Ownership Interest)

(2)  In December 2010 (fiscal 2011) and May 2011 the Company through a wholly owned subsidiary purchased an additional 1.675% equity limited partnership interest in Midway for $798,000 bringing its total economic ownership interest in Midway to 11.642% at October 31, 2011.  The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property.

(3) A wholly owned subsidiary of the Company has a 66.67% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.

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

At October 31, 2011, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2011.

The following table sets forth information concerning each non-core property at October 31, 2011.  The non-core properties are 100% owned by the Company.

Location	Year Renovated	Year Completed	Year Acquired	Rentable Square Feet	Acres	# of Tenants	Leased	Principal Tenant

Dallas, TX	1989	1970	1970	255,000	14.5	1	100%	Chrysler Group, LLC

St. Louis, MO	2000	1970	1970	192,000	16.0	1	100%	Chrysler Group, LLC

				447,000		2

Total Portfolio				4,844,000		619

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated core and non-core properties for leases in place as of October 31, 2011, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Leased Square Feet
2012 (1)	115	433,021	7,923,823	12%
2013	86	441,166	8,489,571	13%
2014	60	339,301	5,154,261	8%
2015	58	399,838	7,829,094	12%
2016	53	266,214	6,044,951	9%
2017	37	746,171	7,870,729	12%
2018	25	214,279	5,007,043	7%
2019	33	168,433	3,044,490	5%
2020	26	162,583	2,753,136	4%
2021	28	178,013	3,895,802	6%
Thereafter	36	693,583	8,287,366	12%

Total	557	4,042,602	66,300,266	100.00%

(1)	Represents lease expirations from November 1, 2011 to October 31, 2012 and month-to-month leases.

Item  3.                      Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings.  There are no material legal proceedings presently pending against the Company.

Item 4.                      Removed and Reserved.

PART II

Item 5.                      Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and “UBA,” respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2011 and 2010 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2011		Fiscal Year Ended October 31, 2010
	Low	High	Low	High
First Quarter	$15.64	$17.25	$13.07	$15.65
Second Quarter	$15.18	$16.99	$13.45	$15.50
Third Quarter	$15.90	$17.87	$13.68	$15.58
Fourth Quarter	$13.71	$17.12	$14.73	$16.75

Class A Common shares:	Fiscal Year Ended October 31, 2011		Fiscal Year Ended October 31, 2010
	Low	High	Low	High
First Quarter	$18.40	$19.97	$13.72	$15.61
Second Quarter	$18.12	$20.05	$14.49	$17.38
Third Quarter	$17.46	$19.56	$15.72	$17.85
Fourth Quarter	$15.31	$18.23	$16.96	$19.55

(b) Approximate Number of Equity Security Holders

At December 31, 2011 (latest date practicable), there were 891 shareholders of record of the Company's Common Stock and 890 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2011 and 2010:

	Common Shares			Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion
January 21, 2011	$.2225	$.1655	$.057	$.245	$.182	$.063
April 15, 2011	$.2225	$.1655	$.057	$.245	$.182	$.063
July 15, 2011	$.2225	$.1655	$.057	$.245	$.182	$.063
October 21, 2011	$.2225	$.1655	$.057	$.245	$.182	$.063
	$.89	$.662	$.228	$.98	$.728	$.252

	Common Shares			Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion
January 22, 2010	$.220	$.161	$.059	$.2425	$.1771	$.0654
April 16, 2010	$.220	$.161	$.059	$.2425	$.1771	$.0654
July 16, 2010	$.220	$.161	$.059	$.2425	$.1771	$.0654
October 15, 2010	$.220	$.161	$.059	$.2425	$.1771	$.0654
	$.88	$.644	$.236	$.97	$.7084	$.2616

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2011, the Company made distributions to stockholders aggregating $0.89 per Common share and $0.98 per Class A Common share. On December 14, 2011, the Company’s Board of Directors approved the payment of a quarterly dividend payable January 20, 2012 to stockholders of record on January 6, 2012. The quarterly dividend rates were declared in the amounts of $0.2250 per Common share and $0.2475 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2011, 1,173,276 shares of Common Stock and 212,242 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock in the aggregate.  In addition the Board of Directors amended the Program to allow the Company to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  There were no repurchases in the fiscal year ended October 31, 2011 and October 31, 2010.  As of October 31, 2011, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the program. The Company has not yet repurchased any Preferred Stock under the Program.

The following table sets forth the shares repurchased by the Company during the three month period ended October 31, 2011:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
August 1, 2011 – August 31, 2011	-	-	-	771,822
September 1, 2011 – September 30, 2011	-	-	-	771,822
October 1, 2011 – October 31, 2011	-	-	-	771,822

Item 6.                      Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2011	2010	2009	2008	2007
Balance Sheet Data:
Total Assets	$576,264	$557,053	$504,539	$506,117	$471,770

Revolving Credit Lines	$41,850	$11,600	$-	$5,100	$-

Mortgage Notes Payable and Other Loans	$118,135	$118,202	$116,417	$104,954	$96,282

Redeemable Preferred Stock	$96,203	$96,203	$96,203	$96,203	$52,747

Operating Data:
Total Revenues	$91,011	$85,149	$82,727	$80,856	$81,880

Total Expenses and payments to noncontrolling interests	$60,612	$58,211	$55,645	$52,649	$49,630

Net income attributable to Urstadt Biddle Properties Inc.	$31,643	$27,542	$27,743	$28,525	$32,751

Per Share Data:
Basic Earnings Per Share:
Class A Common Stock	$.68	$.58	$.60	$.66	$.95
Common Stock	$.62	$.53	$.55	$.60	$.86

Diluted Earnings Per Share:
Class A Common Stock	$.66	$.57	$.59	$.64	$.93
Common Stock	$.60	$.52	$.54	$.58	$.83

Cash Dividends on:
Class A Common Stock	$.98	$.97	$.96	$.95	$.92
Common Stock	$.89	$.88	$.87	$.86	$.83
Total	$1.87	$1.85	$1.83	$1.81	$1.75

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$46,713	$45,172	$42,611	$44,997	$49,307

Investing Activities	$(42,516)	$(51,195)	$(3,095)	$(33,694)	$(19,457)

Financing Activities	$(15,343)	$11,358	$(30,840)	$(13,857)	$(28,432)

Funds from Operations (Note 1)	$34,453	$30,053	$30,108	$30,444	$37,062

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 20.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company’s operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company’s operating performance.  However, comparison of the Company’s presentation of FFO, using the NAREIT definition, to similarly titled  measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 20.

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

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2011, the Company owned or had equity interests in 52 properties containing a total of 4.8 million square feet of GLA of which approximately 92% was leased.  Included in the 52 properties are equity interests in three unconsolidated joint ventures at October 31, 2011.  These joint ventures were approximately 97.8% leased.  We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased our dividends per Common and Class A common shares for 18 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in fiscal 2012, expects that it may continue to experience increased vacancy rates, relative to the Company’s historical norm, at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 92% of the Company’s portfolio remains leased.  The Company has a strong capital structure with only $3.9 million in secured debt maturing in the next 12 months. Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2010 and 2011, the Company’s financial data shows increases in total revenues and expenses from period to period.

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

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under accounting principles generally accepted in the United States of America (“GAAP”) have been met.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance are subject to revision as these factors change and are sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at October 31, 2011.

Liquidity and Capital Resources
At October 31, 2011, the Company had unrestricted cash and cash equivalents of $4.5 million compared to $15.7 million at October 31, 2010.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a very conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 28% and a very strong fixed charge coverage ratio of over 2.5 to 1, which we believe will allow the Company to obtain additional secured mortgage borrowings if necessary.  The Company has $3.9 million of fixed rate debt coming due in fiscal 2012, which it plans to repay with available cash or borrowings on its lines of credit.  In fiscal 2013, the Company has fixed rate mortgage debt coming due on two properties in the combined amount of $12 million, which represents a 42% loan to estimated value which the Company believes should allow it to refinance the mortgages at market rates in effect when the loans come due.  At October 31, 2011, the Company has loan availability of $38.2 million on its two revolving lines of credit.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2012 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2011, 2010 and 2009, net cash flow provided by operations amounted to $46.7 million, $45.2 million and $42.6 million, respectively.  Cash dividends paid on common and preferred shares increased to $41.3 million in fiscal 2011 compared to $38.9 million in fiscal 2010 and $37.7 million in fiscal 2009.

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company’s operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests, primarily grocery-anchored neighborhood and community shopping centers, provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire. In either of these cases, the Company’s cash flow could be adversely affected.  Over the last several years, the entire retail commercial real estate industry has seen increased competition from Internet commerce, which has made it more difficult for certain types of “brick and mortar” businesses to compete, the result of which has been, to reduce the tenant pool for retail commercial real estate owners like us.  The Company is aware of this threat and at this point does not believe it is material, but continues to monitor it.  If Internet commerce continues to erode the need for traditional retail stores it could make it more difficult for the Company to lease available space and the Company’s future cash flow could be adversely affected.

In December, 2010, the Company was notified that The Great Atlantic and Pacific Tea Company, Inc. (“A&P”), which leases three spaces in the Company’s portfolio (129,000 sf), filed a petition for protection under Chapter 11 of the United States Bankruptcy Law.  As of the date of this report, A&P is moving towards emerging from Chapter 11 bankruptcy protection. The Company has received notice that all three of its leases have been assumed by A&P and the Company does not anticipate any disruption in its short-term cash flow from the three A&P tenants.  The longer-term risk to the Company is that A&P continues to struggle as an operator and their business fails, in this case the Company’s future cash flow relating to these three tenants could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $46.7 million in fiscal 2011, compared to $45.2 million in fiscal 2010, and $42.6 million in fiscal 2009.  The changes in operating cash flows were primarily the result of:

Increase from fiscal 2010 to fiscal 2011:

 The addition of the net operating results of the Company’s acquired properties in fiscal 2010 and fiscal 2011.

Increase from fiscal 2009 to fiscal 2010:

The receipt in fiscal 2010 of a $2.0 million condemnation award from the State of Connecticut related to one of the Company’s properties which was accrued at October 31, 2009 and the addition of the net operating results of the Company’s acquired properties in fiscal 2010.

Investing Activities

Net cash flows used in investing activities was $42.5 million in fiscal 2011, $51.2 million in fiscal 2010 and $3.1 million in fiscal 2009. The change in investing cash flows was primarily the result of:

Decrease in cash used from fiscal 2010 to fiscal 2011:

The Company acquiring only $33.7 million in properties (including the purchase of noncontrolling interests) in fiscal 2011 versus $46.2 million (four properties) in properties in fiscal 2010, this increase was offset by the Company incurring $3.4 million more in improvements and deferred charges related to its properties in fiscal 2011 when compared with 2010.

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

Financing Activities

Net cash flows used by financing activities amounted to $15.3 million in fiscal 2011 as compared with net cash provided by financing activities in the amount of $11.4 million in fiscal 2010 and net cash used by financing activities of $30.8 million in fiscal 2009.  The change in net cash provided (used) by financing activities was primarily attributable to:

Cash generated:

Fiscal 2011: (Total $32.5 million)
•	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $30.3 million.

Fiscal 2010: (Total $90.0 million)
•	Proceeds from Class A Common stock offering of $46.0 million.
•	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $44.0 million.

Fiscal 2009: (Total $50.8 million)
•	Mortgage proceeds of $36.7 million from the refinancing of one property with a larger mortgage and the placing of a mortgage on another property which was unencumbered.
•	Proceeds from revolving credit line borrowings in the amount of $14.1 million.

Cash used:

Fiscal 2011:  (Total $47.9 million)
•	Dividends to shareholders in the amount of $41.3 million.
•	Repayment of mortgage notes payable in the amount of $6.6 million.

Fiscal 2010:  (Total $78.7 million)
•	Dividends to shareholders in the amount of $38.9 million.
•	Repayment of revolving credit line borrowings in the amount of $32.4 million.
•	Repayment of mortgage notes payable in the amount of $7.4 million.

Fiscal 2009: (Total $82.1 million)
•	Dividends to shareholders in the amount of $37.7 million.
•	Repayment of revolving credit line borrowings in the amount of $19.2 million.
•	Repayment of mortgage notes payable in the amount of $25.2 million.

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

Financings and Debt

In fiscal 2011, the Company borrowed a total of $25.5 million on its Unsecured Revolving Credit Facility (“Facility”) to fund its equity in two property acquisitions, its additional investment in UB Ironbound, L.P., and capital and tenant improvements relating to some of its properties. (See Notes 7 and 9 in the consolidated financial statements included in Item 8).

In fiscal 2011, the Company borrowed $800,000 on the Facility to fund an additional debt investment in the Midway Shopping Center L.P., which the partnership used to fund tenant improvements (See Note 10, “Investments in and Advances to Unconsolidated Joint Ventures” in the consolidated financial statements included in Item 8).

In fiscal 2011, the Company, through a wholly owned subsidiary, assumed a first mortgage payable with an estimated fair value of approximately $5.0 million in conjunction with its purchase of the Fairfield Plaza Shopping Center.  The mortgage requires payments of principal and interest at a fixed rate of interest of 5.0% with a maturity of August 2015.

In fiscal 2011, the Company repaid, at maturity, its first mortgage payable secured by its Carmel New York property in the amount of $4.0 million.

During fiscal 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the “Emerson System”) at the Company’s Emerson Shopping Center in Emerson, New Jersey at a total cost of approximately $1.2 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $819,000 from The Public Service Electric and Gas Company of New Jersey (“PSE&G”), through PSE&G’s “Solar Loan Program II”. The loan requires monthly payments of principal and interest at 11.3% per annum through its maturity date of May 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits (“SREC’s”) that are expected to be generated by the Emerson System.  Most of the remaining cost of the Emerson System was funded by a renewable energy grant from the federal government.

During fiscal 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the “Valley Ridge System”) at the Company’s Valley Ridge Shopping Center in Wayne, New Jersey at a total cost of approximately $1.1 million.  In conjunction with the solar installation the subsidiary of the Company financed a portion of the project with a loan in the amount of $726,000 from PSE&G, through PSE&G’s “Solar Loan Program I”.  The loan requires monthly payments of principal and interest at 11.11% per annum through its maturity date of January 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with SREC’s that are expected to be generated by the Valley Ridge System.  Most of the remaining cost of the Valley Ridge System was funded by a renewable energy grant from the federal government.

During fiscal 2010, the Company sold 2,500,000 shares of Class A Common Stock in an underwritten follow-on common stock offering that raised net proceeds of $45.1 million.  The Company used a portion of the proceeds from the sale of the Class A Common Stock to repay variable rate debt it had drawn for property acquisitions in fiscal 2010.

In fiscal 2010, The Company repaid a mortgage payable secured by its Somers property in the amount of $5.2 million.

In fiscal 2010, the Company assumed a first mortgage payable with an estimated fair value of approximately $9.2 million in conjunction with its purchase of the New Milford Plaza Shopping Center.  The mortgage requires payments of principal and interest at a fixed rate of interest of 3.9% with a maturity of December 2012.

During fiscal 2010 the Company borrowed $44.0 million on its Facility to fund its equity in two property acquisitions and two investments in real estate joint ventures accounted for under the equity method of accounting.  In September 2010, the Company repaid $32.4 million of those borrowings with proceeds from its sale of Class A common stock.

During 2010, the Company entered into to a derivative financial instrument contract with BNY Mellon as the counterparty.  The terms of that contract allowed the Company to “swap” a variable interest rate of Eurodollar plus 0.85% per annum for a total fixed rate of interest of 2.07% per annum on a notional amount of $11.6 million.  The swap expires in January 2013.

During fiscal 2009, the Company, through a wholly owned subsidiary, completed a new first mortgage financing on one of its properties in the amount of $18.9 million.  The new mortgage has a fixed rate of interest of 6.55% per annum with required monthly payments of principal and interest based on a 25-year amortization schedule.  The mortgage has a term of ten years and is due in May of 2019.  Proceeds from the mortgage financing in the amount of $17.1 million were used to repay borrowings under the Company’s Facility.  Additionally in fiscal 2009, the Company completed a new first mortgage financing on another of its properties in the amount of $17.8 million.  The new mortgage has a fixed rate of interest of 6.66% per annum with required monthly payments of principal and interest based on a 25-year amortization schedule.  The mortgage has a term of ten years and is due in August of 2019.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable and other loans in the amount of $118.1 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.9% at October 31, 2011. The mortgage loans are secured by 10 properties with a net book value of $180 million and have fixed rates of interest ranging from 3.9% to 11.3%.  The Company made principal payments of $6.6 million (including the repayment of $4.0 million in mortgages that matured) in fiscal 2011 compared to $7.4 million (including the repayment of $5.2 million in mortgages that matured) in fiscal 2010 compared to $25.2 million (including the repayment of $23.4 million in mortgages that matured) in fiscal 2009.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2012 with one remaining one-year extension at the Company’s option. Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2011.  In November of 2011, the Company notified the lender of the Facility that it was exercising its remaining one-year option which will extend the maturity date to February 10, 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  Originally scheduled to expire April 15, 2011, the Company reached an agreement with The Bank of New York Mellon to extend the maturity date until May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at October 31, 2011.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

Contractual Obligations

The Company’s contractual payment obligations as of October 31, 2011 were as follows (amounts in thousands):

Payments Due by Period

	Total	2012	2013	2014	2015	2016	Thereafter
Mortgage notes payable	$118,135	$6,350	$13,599	$2,197	$6,779	$2,344	$86,866
Tenant obligations*	4,791	4,768	-	-	23	-	-
Total Contractual Obligations	$122,926	$11,118	$13,599	$2,197	$6,802	$2,344	$86,866

*Committed tenant-related obligations based on executed leases as of October 31, 2011.

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

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real estate property including its fiscal 2010 acquisitions of a 66.7% equity interest in the Putnam Plaza shopping center, its 11.642% equity investment in the Midway Shopping Center L.P. and its earlier acquisition of a 20% economic interest in a partnership that owns a primarily retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 10, “Investments in and Advances to Unconsolidated Joint Ventures,” included in the Company’s financial statements included in Item 8.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2011, the Company paid approximately $8.1 million for property improvements, tenant improvement and leasing commission costs.  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $4.8 million for anticipated capital and tenant improvements and leasing costs in fiscal 2012. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In December, 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property in the approximate amount of $3.6 million that bears interest at the rate of 7.64% per annum. The mortgage matures in April 2012.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Facility.

In October 2011, a wholly owned subsidiary of the Company purchased an additional 82,081 limited partnership units (of the 224,257 outstanding limited partnership units prior to the purchase) or 9.23% of the total outstanding partnership units of the limited partnership that owns the Ferry Plaza property.  As a result of the purchase, the Company or wholly owned subsidiaries of the Company now owns 84.02% of the Partnership.

In October 2011, the Company, through a wholly owned subsidiary, completed the purchase of the 63,000 square foot Fairfield Centre Shopping Center, in Fairfield, Connecticut for a purchase price of $17.0 million.  The Company financed its net investment in the property with available cash and a borrowing on its Facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $19,000.

In April 2011, the Company, through a wholly owned subsidiary, completed the purchase of the 72,000 square foot Fairfield Plaza Shopping Center, in New Milford, Connecticut for a purchase price of $10.8 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $5.0 million.  The Company financed its net investment in the property with available cash and a borrowing on its Facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $53,000.

In December of 2010 and January of 2011, the Company and a wholly owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Stamford property for $7.4 million.  As a result of this transaction, the Company now has a 100% ownership interest in the property.

In December 2010, the Company reached a lease termination settlement (“Settlement”) with a former tenant in its Meriden shopping center in Meriden, Connecticut. In accordance with the Settlement agreement, the prior tenant was released from all its obligations under the aforementioned lease in exchange for a settlement payment to the Company.  The Settlement agreement provides that the former tenant will pay the Company $3.3 million in 41 equal monthly payments of $80,000 and one final monthly payment of $20,000 without interest beginning on January 1, 2011.  The Company has recorded the lease termination in the consolidated statement of income for the fiscal year ended October 31, 2011 in the amount of $2,988,000, which amount represents the present value of the 42 payments due to the Company under the Settlement agreement at a discount rate of 5.75% per annum.  The Company will record the remaining $312,000 as interest income over the remaining payment term though June 1, 2014 in accordance with the effective yield method.

In April 2010, the Company, through a wholly owned subsidiary, acquired three buildings containing 28,000 square feet of retail and office space in Katonah, New York for a cash purchase price of $8.5 million.  In conjunction with the purchase, the Company incurred acquisition costs totaling $47,000 which have been expensed on the fiscal 2010 consolidated statement of income.

In May 2010, the Company, through a wholly owned subsidiary, completed the purchase of the New Milford Plaza Shopping Center in New Milford, Connecticut for a purchase price of $22.3 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $9.2 million.  The Company financed its investment in the property with available cash and a $13.2 million borrowing on its Facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $29,000 which have been expensed on the fiscal 2010 consolidated statement of income.

In April 2010, the Company, through a wholly owned subsidiary, acquired a 66.7% undivided equity interest in the Putnam Plaza Shopping Center in Carmel, New York for a net investment of $6.5 million including closing costs.  The remaining undivided interest in the property is owned by an unaffiliated investor.  Simultaneously to the acquisition, a $21 million non-recourse first mortgage payable was placed on the property with the proceeds distributed to the seller.  The new mortgage has an initial term of five years with a five-year extension right at the then market interest rate as defined.  Payments of interest only are due for the first thirty months at 6.2%.  Beginning in the thirty-first month, payments of principal and interest, at the rate of 6.2%, are required based on a twenty-seven and one-half year amortization schedule.

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

In June 2010, the Company, through a wholly owned subsidiary, purchased a 9.9667% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot shopping center in Westchester County, New York for approximately $6.0 million. Also in June 2010, the Company loaned Midway, in the form of an unsecured note, approximately $11.6 million, which Midway used to repay $11.6 million in mortgage and unsecured loans.  The loan to Midway by the Company requires monthly payments to the Company of interest only at 5.75% and will mature on January 1, 2013.  The investments were funded with available cash and a $17.5 million borrowing on the Company’s Facility.  In fiscal 2011, the Company made an additional $798,000 (1.675%) equity investment in Midway that increased its overall equity ownership to 11.642% at October 31, 2011 and loaned Midway an additional $800,000 at identical terms as the aforementioned $11.6 million unsecured note. The Company accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advance to Midway over the Company’s share of Midway’s net book value to real property and will amortize the difference over the estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $14 million.  The loan bears interest only at the rate of 6% per annum, which matures in January 2013. Midway’s only other debt outstanding is its unsecured loan to the Company in the amount of $12.4 million.

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

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company’s non-core properties in the normal course of business over a period of several years.  At October 31, 2011, the Company’s non-core properties consist of two distribution service facilities (both of which are located outside of the northeast region of the United States).  Currently the properties are used as parts distribution facilities for the parts and service division of Chrysler Group LLC.

The Company intends to sell these remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  There were no sales of non-core properties in fiscal 2011, 2010 and fiscal 2009.  At October 31, 2011, the two remaining non-core properties have a net book value of approximately $584,000.

Funds from Operations
The Company considers Funds from Operations (“FFO”) to be an additional measure of an equity REIT’s operating performance.  The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with GAAP) excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2011 (amounts in thousands):

	Year Ended October 31,
	2011	2010	2009
Net Income Applicable to Common and Class A Common Stockholders	$18,549	$14,448	$14,649

Real property depreciation	12,258	11,689	11,463
Amortization of tenant improvements and allowances	2,450	2,810	3,169
Amortization of deferred leasing costs	541	523	672
Depreciation and amortization on unconsolidated joint ventures	655	283	-
Loss on assets held for sale	-	300	155

Funds from Operations Applicable to Common and Class A Common Stockholders	$34,453	$30,053	$30,108

Net Cash Provided by (Used in):
Operating Activities	$46,713	$45,172	$42,611
Investing Activities	$(42,516)	$(51,195)	$(3,095)
Financing Activities	$(15,343)	$11,358	$(30,840)

FFO amounted to $34.45 million in fiscal 2011 compared to $30.05 million in fiscal 2010 compared to $30.11 million in fiscal 2009.

The net increase in FFO in fiscal 2011, when compared with fiscal 2010 is attributable, among other things, to: a) an increase from the net operating income relating to property acquisitions and investments in unconsolidated joint ventures in fiscal 2010 and fiscal 2011; b) an increase in net operating income provided by new leasing at several properties in the latter part of fiscal 2010 and in fiscal 2011; c) $2.99 million in lease termination income relating to one tenant in our Meriden, CT shopping center; offset by d) new vacancies at several tenant spaces in the portfolio during the latter part of fiscal 2010 and fiscal 2011; and e) an increase in restricted stock amortization expense in fiscal 2011 when compared with fiscal 2010.

The net decrease in FFO in fiscal 2010, when compared with fiscal 2009 is attributable, among other things, to: a) a decrease from the beginning of fiscal 2009 in the leased and occupancy percentage at some of the Company’s core properties which resulted in a reduction in base rent billed, and common area maintenance and real estate tax reimbursement revenue billed and accrued at some of our properties owned in both periods; b) a reduction in investment income and gain on sale of securities in the combined amount of $600,000 relating to the purchase and sale of marketable securities in the second quarter of fiscal 2009; c) an increase in interest expense from two mortgages the Company entered into in fiscal 2009; d) an increase in general and administrative expenses predominantly related to an increase in restricted stock amortization expense; and e) $307,000 in property acquisition costs related to the recently completed acquisitions, that prior to the beginning of fiscal 2010 were capitalized under generally accepted accounting principles, offset by  lease termination income in the amount of $586,000 received in the third quarter of fiscal 2010  and the FFO related to $46.2 million in property investments in the second and third quarters of fiscal 2010 (see more detailed explanations which follow).

Results of Operations

Fiscal 2011 vs. Fiscal 2010

The following information summarizes the Company’s results of operations for the year ended October 31, 2011 and 2010 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2011	2010	Increase (Decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$64,249	$63,419	$830	1.3%	$1,853	$(1,023)
Recoveries from tenants	21,552	20,074	1,478	7.4%	553	925
Mortgage interest and other	2,014	1,023	991	96.9%	26	965

Operating Expenses
Property operating	14,750	13,626	1,124	8.3%	441	683
Property taxes	14,522	13,682	840	6.1%	346	494
Depreciation and amortization	15,292	15,066	226	1.5%	444	(218)
General and administrative	7,521	6,873	648	9.4%	n/a	n/a

Non-Operating Income/Expense
Interest expense	7,865	7,585	280	3.7%	360	(80)
Interest, dividends, and other investment income	851	396	455	114.9%	n/a	n/a

Revenues:
Base rents increased by 1.3% to $64.2 million in fiscal 2011 as compared with $63.4 million in the comparable period of 2010.  The increase in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2011, the Company purchased one property totaling approximately 72,000 square feet of GLA.  This property accounted for all of the revenue and expense changes attributable to property acquisitions during the fiscal year ended 2011.  The remaining property acquired by the Company in fiscal 2011 was purchased on the last day of the fiscal year and did not provide any material revenue or expenses of the Company in fiscal 2011.

Properties Held in Both Periods:

The net decrease in base rents for properties held during fiscal 2011 compared to the same period in fiscal 2010 was a result of an increase in rental rates for in-place leases for existing tenants over the periods, additional base rent revenue for newly leased spaces in fiscal 2011 and 2010 that were vacant in parts of fiscal 2010; offset by an increase in vacancies occurring in fiscal 2011 at several of the Company’s core properties which resulted in a loss  in base rental revenue for fiscal 2011 when compared with the corresponding period of fiscal 2010.  During fiscal 2011, the Company leased or renewed leases on approximately 424,000 square feet (or approximately 9.8% of total consolidated property leasable area).  At October 31, 2011, the Company’s core properties were approximately 90.5% leased.  Overall core property occupancy was relatively unchanged from the end of fiscal 2010 and was 89.8% at October 31, 2011.

Recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $925,000 compared to the same period in fiscal 2010. This increase was a result of an increase in expenses for common area maintenance and real estate taxes in properties held in both periods offset by a decrease in the leased percentage at some of the Company’s properties that reduced the rate at which the Company could bill and accrue common area maintenance and real estate tax revenue to its tenants under its leases.

Expenses:
Operating expenses for properties held in both periods increased by $683,000 in fiscal 2011 when compared with the same period of fiscal 2010 caused by an increase in snow removal costs during the severe 2010/2011 winter in our marketplace and by higher parking lot maintenance and tenant collection costs.

Property taxes for properties held in both periods increased by $494,000 during fiscal 2011 when compared to the same period in fiscal 2010 as a result of increased assessments and municipal tax rates on certain properties.

Interest expense for properties held in both periods was relatively unchanged when compared with fiscal 2010.

Depreciation and amortization expense from properties held in both periods decreased by $218,000 in fiscal 2011 compared to the corresponding period of fiscal 2010 as a result of certain assets becoming fully depreciated in fiscal 2010 and fiscal 2011.

General and administrative expenses increased by $648,000 or 9.4% in fiscal 2011 compared to the corresponding periods in fiscal 2010, primarily due to an increase in restricted stock compensation amortization expense.

Fiscal 2010 vs. Fiscal 2009

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

Properties Held in Both Periods:

The net increase in base rents for properties held during fiscal 2010 compared to the same period in fiscal 2009, was a result of an increase in rental rates for in-place leases for existing tenants over the periods, additional base rent revenue for newly leased spaces in fiscal 2010 that were vacant in parts of fiscal 2009 and 2010; offset by an increase in vacancies occurring in fiscal 2009 at several of the Company’s core properties which resulted in a loss  in base rental revenue for fiscal 2010 when compared with the corresponding period of fiscal 2009.  During fiscal 2010, the Company leased or renewed leases on approximately 834,000 square feet (or approximately 18% of total consolidated property leasable area).  At October 31, 2010, the Company’s core properties were approximately 94% leased.  Overall core property occupancy decreased 1% from 91% at October 31, 2009 to October 31, 2010.

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

Assets Held for Sale and Discontinued Operations:

There were no properties classified as held for sale or with reported discontinued operations in fiscal 2011 and fiscal 2010.

In fiscal 2009, the Company completed the negotiations on a contract to sell two properties for a sales price, including closing costs, of $8.1 million.  In accordance with GAAP, the Company adjusted the carrying value of the property to $8.1 million and realized a loss on asset held for sale of approximately $155,000.  Subsequent to fiscal 2009, the contract was terminated and the Company completed negotiations on a new contract with a different buyer to sell the two properties for a sales price, including closing costs, of $7.8 million.  In accordance with GAAP, the Company further adjusted the carrying value of the property to $7.8 million and realized a loss on asset held for sale of approximately $300,000. The $300,000 in fiscal 2010 and the $155,000 in fiscal 2009 are included in other expense on the accompanying consolidated statement of income for those periods, respectively, as the Company determined that the amount of loss, operations and revenue of the property were insignificant to disclose separately as discontinued operations.

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

The following table sets forth the Company’s long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2011 (amounts in thousands, except weighted average interest rate):
For the years ended October 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$6,350	$13,599	$2,197	$6,779	$2,344	$86,866	$118,135	$125,318
Weighted average interest rate for debt maturing	6.6%	4.6%	n/a	5.0%	n/a	6.1%

At October 31, 2011, the Company had $41.85 million in outstanding variable rate debt.  The current interest rate on the Company’s variable rate date is approximately 1.1% per annum and is based on a Eurodollar base rate plus a credit spread of 0.85% per annum.  If Eurodollar were to increase by 1% the annual interest charge on the $41.85 million in outstanding variable rate debt would increase by approximately $419,000.

The Company believes that its weighted average fixed interest rate of 5.9% on its debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.

We may enter into certain types of derivative financial instruments to reduce our exposure to interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis.  As of October 31, 2011, we have one open derivative financial instrument.  The terms of that agreement allowed the Company to “swap” a variable interest rate of Eurodollar plus 0.85% per annum for a total fixed rate of interest of 2.07% per annum on a notional amount of $11.6 million. The swap expires in January 2013. The Company has not planned, and does not plan, to enter into any derivative financial instruments for trading or speculative purposes.

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with, the Company’s independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2011 and 2010.

Item 9A.                      Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on its assessment, management determined that the Company’s internal control over financial reporting was effective as of October 31, 2011.  The Company’s independent registered public accounting firm, PKF O’Connor Davies, a Division of O’Connor Davies, LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited Urstadt Biddle Properties Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Urstadt Biddle Properties Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011 and our report dated January 12, 2012 expressed an unqualified opinion thereon.

New York, New York January 12, 2012	/s/ PKF O’Connor Davies A Division of O’Connor Davies, LLP

Item 9B.                      Other Information.

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 6, 2012 within the period required under the applicable rules of the Securities and Exchange Commission.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS" and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	83	Chairman (since 1986) and Chief Executive Officer (since September 1989); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	50
President and Chief Operating Officer (since December 1996); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (June 1995 to March 1996); Vice President – Retail (April 1993 to June 1995); Mr. Biddle has been a director since 1997.

Thomas D. Myers	60
Executive Vice President (since March 2009), Secretary (since 2000) and Chief Legal Officer (since August 2008); Senior Vice President (2003-2009); Co-Counsel (2007-2008) Vice President (1995-2003); Associate Counsel (1995-2007).

John T. Hayes	45	Senior Vice President, Treasurer and Chief Financial Officer (since July 2008); Vice President and Controller (March 2007 to June 2008).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11.                      Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 6, 2012 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption "ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 6, 2012 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS - Security Ownership of Certain Beneficial Owners and Management” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Equity Compensation Plan Information” of such Proxy Statement and is incorporated herein by reference.

Item 13.                      Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 6, 2012 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “ELECTION OF DIRECTORS” and “COMPENSATION AND TRANSACTIONS WITH MANAGEMENT AND OTHERS” of such Proxy Statement and is incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual meeting of Stockholders to be held on March 6, 2012 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption “FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.		Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 41 are filed as part of this Annual Report.

2. Financial Statement Schedules --

The financial statement schedules required by this Item are filed with this report and are listed in the accompanying index to financial statements on Page 41.  All other financial statement schedules are not applicable.

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

(c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed on August 8, 2003 (SEC File No. 333-107803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

(e) Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(f) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 12, 2007 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 18, 2007 (SEC File No. 001-12803)).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(h) hereto.

	4.2	Series C Preferred Shares: See Exhibits 3.1 (a)-(h) hereto.

	4.3	Series D Preferred Shares: See Exhibits 3.1 (a)-(h) hereto.

	4.4	Series E Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.9 hereto.

	4.5	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(h) and 10.10 hereto.

(10)	Material Contracts.

10.1
Form of Indemnification Agreement entered into between the Company and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)).  1

10.2
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

	10.3	Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). 1

10.4
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006) 1

10.5
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 26, 2007 (SEC File No. 001-12803)).¹

10.6
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Employees, Non-Employee Directors, Employee Directors and Employee Directors – Alternate Version) effective as of November 7, 2007 (incorporated by reference to Exhibits 10.18, 10.19, 10.20 and 10.21 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.7
Unsecured Credit Agreement dated February 11, 2008 among the Company, lenders thereto (The Bank of New York and Wells Fargo Bank, N.A.) and The Bank of New York as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated March 7, 2008 (SEC File No. 001-12803)).

10.8
Investment Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.9
Registration Rights Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.10
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.11
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.12
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.13
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.14
Equity Underwriting Agreement, dated September 14, 2010, between the Company and Deutsche Bank Securities, Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated September 14, 2010 (SEC File No. 001-12803)).

10.15
Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2011 (SEC File No. 001-12803)). 1

	10.16	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011. ¹
1 Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)		List of Company's subsidiaries

(23)		Consent of PKF O’Connor Davies, a Division of O’Connor Davies, LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.

101
 The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, 4) the Consolidated Statements of Stockholders’ Equity and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

	URSTADT BIDDLE PROPERTIES INC.
Item 15A.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2011 and 2010	42

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2011	43

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2011	44

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2011	45

	Notes to Consolidated Financial Statements	46

	Report of Independent Registered Public Accounting Firm	60

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2011	61

IV	Mortgage Loans on Real Estate - October 31, 2011	63

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,
ASSETS	2011	2010

Real Estate Investments:
Core properties – at cost	$630,572	$599,839
Non-core properties – at cost	595	1,383
	631,167	601,222
Less: Accumulated depreciation	(126,693)	(118,193)
	504,474	483,029
Investments in and advances to unconsolidated joint ventures	26,384	24,850
Mortgage note receivable	999	1,090
	531,857	508,969

Cash and cash equivalents	4,529	15,675
Restricted cash	865	861
Marketable securities	932	932
Tenant receivables	22,717	20,504
Prepaid expenses and other assets	10,407	5,296
Deferred charges, net of accumulated amortization	4,957	4,816
Total Assets	$576,264	$557,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit lines	$41,850	$11,600
Mortgage notes payable and other loans	118,135	118,202
Accounts payable and accrued expenses	893	1,397
Deferred compensation – officers	188	304
Other liabilities	13,953	10,566
Total Liabilities	175,019	142,069

Redeemable Noncontrolling Interests	2,824	11,330

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized; 8,671,888 and 8,461,440 shares issued and outstanding	87	84
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized; 20,891,330 and 20,819,698 shares issued and outstanding	209	208
Additional paid in capital	315,288	310,695
Cumulative distributions in excess of net income	(74,462)	(64,557)
Accumulated other comprehensive (loss)	(154)	(229)
Total Stockholders’ Equity	302,218	307,451
Total Liabilities and Stockholders’ Equity	$576,264	$557,053

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2011	2010	2009
Revenues
Base rents	$64,249	$63,419	$61,178
Recoveries from tenants	21,552	20,074	20,728
Lease termination income	3,196	633	77
Other income	2,014	1,023	744
Total Revenues	91,011	85,149	82,727

Expenses
Property operating	14,750	13,626	13,239
Property taxes	14,522	13,682	13,089
Depreciation and amortization	15,292	15,066	15,366
General and administrative	7,521	6,873	6,350
Acquisition costs	89	307	-
Directors' fees and expenses	261	313	292
Total Operating Expenses	52,435	49,867	48,336

Operating Income	38,576	35,282	34,391

Non-Operating Income (Expense):
Interest expense	(7,865)	(7,585)	(6,695)
Gain on sale of marketable securities	-	-	381
Equity in net income from unconsolidated joint ventures	393	208	-
Other expense	(6)	(452)	(155)
Interest, dividends and other investment income	851	396	280

Net Income	31,949	27,849	28,202

Noncontrolling interests:
Net income attributable to noncontrolling interests	(306)	(307)	(459)
Net income attributable to Urstadt Biddle Properties Inc.	31,643	27,542	27,743
Preferred stock dividends	(13,094)	(13,094)	(13,094)

Net Income Applicable to Common and Class A Common Stockholders	$18,549	$14,448	$14,649

Basic Earnings Per Share:
Common	$0.62	$0.53	$0.55
Class A Common	$0.68	$0.58	$0.60

Diluted Earnings Per Share:
Common	$0.60	$0.52	$0.54
Class A Common	$0.66	$0.57	$0.59

Dividends Per Share:
Common	$0.89	$0.88	$0.87
Class A Common	$0.98	$0.97	$0.96

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2011	2010	2009

Cash Flows from Operating Activities:
Net income	$31,949	$27,849	$28,202
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	15,292	15,066	15,366
Straight-line rent adjustment	(634)	(877)	(580)
Provisions for tenant credit losses	1,009	671	655
Loss on property held for sale	-	300	155
Restricted stock compensation expense and other adjustments	3,881	3,277	2,692
Deferred compensation arrangement	(116)	(50)	(720)
Gain on sale of marketable securities	-	-	(381)
Equity in net income of unconsolidated joint ventures	(393)	(208)	-
Lease termination income	(2,988)	-	-
Changes in operating assets and liabilities:
Tenant receivables	(2,588)	(799)	(1,794)
Accounts payable and accrued expenses	(428)	425	166
Other assets and other liabilities, net	1,733	(656)	(634)
Restricted Cash	(4)	174	(516)
Net Cash Flow Provided by Operating Activities	46,713	45,172	42,611

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(23,329)	(22,261)	(600)
Investments in and advances to unconsolidated joint ventures	(1,598)	(23,919)	-
Acquisitions of noncontrolling interests	(8,787)	-	(2,111)
Deposits on acquisition of real estate investments	(1,252)	(60)	(87)
Returns of deposits on real estate investments	-	-	1,100
Improvements to properties and deferred charges	(8,134)	(4,728)	(2,315)
Net proceeds from sale of properties	-	-	925
Distributions to noncontrolling interests	(306)	(307)	(459)
Payments received on mortgage notes and other receivables	890	80	71
Proceeds on sale of securities available for sale	-	-	3,620
Purchases of securities available for sale	-	-	(3,239)
Net Cash Flow (Used in) Investing Activities	(42,516)	(51,195)	(3,095)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(28,173)	(25,783)	(24,618)
Dividends paid -- Preferred Stock	(13,094)	(13,094)	(13,094)
Principal repayments on mortgage notes payable	(6,589)	(7,378)	(25,237)
Proceeds from revolving credit line borrowings	30,250	43,950	14,100
Repayments on revolving credit line borrowings	-	(32,350)	(19,200)
Proceeds from loan financing	1,546	-	36,700
Sales of additional shares of Common and Class A Common Stock	717	46,013	1,014
Repurchase of shares of Class A Common Stock	-	-	(505)
Net Cash Flow Provided by (Used in) Financing Activities	(15,343)	11,358	(30,840)

Net Increase/(Decrease) In Cash and Cash Equivalents	(11,146)	5,335	8,676
Cash and Cash Equivalents at Beginning of Year	15,675	10,340	1,664

Cash and Cash Equivalents at End of Year	$4,529	$15,675	$10,340

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except shares and per share data)
	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances – October 31, 2008	2,450,000	$61,250	7,990,120	$80	18,208,118	$183	$258,235	$(39,181)	$(270)	$280,297
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	14,649	-	14,649
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	54	54
Total comprehensive income										14,703
Cash dividends paid :
Common stock ($0.87 per share)	-	-	-	-	-	-	-	(7,121)	-	(7,121)
Class A common stock ($0.96 per share)	-	-	-	-	-	-	-	(17,497)	-	(17,497)
Issuance of shares under dividend reinvestment plan	-	-	59,494	-	11,657	-	981	-	-	981
Exercise of stock options	-	-	2,000	-	2,000	-	32	-	-	32
Shares issued under restricted stock plan	-	-	170,900	2	64,200	-	(2)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	2,692	-	-	2,692
Repurchases of Class A common stock	-	-	-	-	(38,700)	(1)	(505)	-	-	(506)
Forfeiture of restricted stock	-	-	-	-	(6,000)	-	-	-	-	-
Balances – October 31, 2009	2,450,000	61,250	8,222,514	82	18,241,275	182	261,433	(49,150)	(216)	273,581
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	14,448	-	14,448
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	190	190
Change in unrealized loss on interest rate swap	-	-	-	-	-	-	-	-	(203)	(203)
Total comprehensive income										14,435
Cash dividends paid :
Common stock ($0.88 per share)	-	-	-	-	-	-	-	(7,412)	-	(7,412)
Class A common stock ($0.97 per share)	-	-	-	-	-	-	-	(18,371)	-	(18,371)
Sale of Class A Common Shares	-	-	-	-	2,500,000	25	44,897	-	-	44,922
Issuance of shares under dividend reinvestment plan	-	-	62,976	-	8,873	-	1,091	-	-	1,091
Shares issued under restricted stock plan	-	-	175,950	2	69,550	1	(3)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	3,277	-	-	3,277
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(4,072)	-	(4,072)
Balances – October 31, 2010	2,450,000	61,250	8,461,440	84	20,819,698	208	310,695	(64,557)	(229)	307,451
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	18,549	-	18,549
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	75	75
Total comprehensive income										18,624
Cash dividends paid :
Common stock ($0.89 per share)	-	-	-	-	-	-	-	(7,705)	-	(7,705)
Class A common stock ($0.98 per share)	-	-	-	-	-	-	-	(20,468)	-	(20,468)
Issuance of shares under dividend reinvestment plan	-	-	34,498	1	8,532	-	715	-	-	716
Shares issued under restricted stock plan	-	-	175,950	2	63,100	1	(3)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	3,881	-	-	3,881
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(281)	-	(281)
Balances – October 31, 2011	2,450,000	$61,250	8,671,888	$87	20,891,330	$209	$315,288	$(74,462)	$(154)	$302,218

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2011

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (“REIT”), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At October 31, 2011, the Company owned or had equity interests in 52 properties containing a total of 4.8 million square feet of gross leasable area (“GLA”).

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

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value measurements and the collectability of tenant and notes receivable and other assets.  Actual results could differ from these estimates.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes,” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2011.  As of October 31, 2011, the fiscal tax years 2007 through and including 2011 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,867,000 and $2,951,000 as of October 31, 2011 and 2010, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at October 31, 2011.

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At October 31, 2011 and 2010, approximately $12,752,000 and $12,205,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At October 31, 2011 and 2010, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,229,000 and $2,668,000, respectively.  During the years ended October 31, 2011, 2010 and 2009, the Company provided $1,009,000, $671,000 and $655,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and (losses) on available for sale securities are recorded as other comprehensive income (loss) in stockholders’ equity.  There were no realized gains or losses on sales of marketable securities in fiscal 2011 or 2010.  During the fiscal year ended 2009, gains on marketable securities, based on specific identification amounted to $381,000.

As of October 31, 2011, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At October 31, 2011, the Company has recorded a net unrealized loss on available for sale securities in the amount of $26,000.  The Company deems this loss to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized loss at October 31, 2011 is detailed below (in thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$932	$958	$(26)	$129	$(155)

Derivative Financial Instruments
The Company occasionally utilizes derivative financial instruments, such as interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions.

As of October 31, 2011, the Company believes it has no significant risk associated with non-performance of the financial institution which is the counterparty to its derivative contract.  At October 31, 2011, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum (plus a 0.85% credit spread or a total fixed interest rate of 2.07%). As of October 31, 2011, the Company had an accrued liability of $128,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company’s interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At October 31, 2011, accumulated other comprehensive income (loss) consisted of net unrealized losses on marketable securities of approximately $26,000 and net unrealized losses on an interest rate swap agreement of approximately $128,000.  At October 31, 2010, accumulated other comprehensive income (loss) consisted of net unrealized losses on marketable securities of approximately $26,000 and net unrealized losses on an interest rate swap agreement of approximately $203,000.  Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Comprehensive income consisted of the following (In thousands):

	Year Ended October 31,
	2011	2010	2009
Net income applicable to Common and Class A Common Stockholders	$18,549	$14,448	$14,649

Change in unrealized gains/(losses) in marketable equity securities	-	190	54

Change in unrealized (loss) on interest rate swap	75	(203)	-

Total comprehensive income	$18,624	$14,435	$14,703

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2011	2010	2009
Numerator
Net income applicable to common stockholders – basic	$4,536	$3,795	$3,859
Effect of dilutive securities:
Stock awards	265	175	110
Net income applicable to common stockholders – diluted	$4,801	$3,970	$3,969
Denominator
Denominator for basic EPS-weighted average common shares	7,306	7,176	7,069
Effect of dilutive securities:
Restricted stock and other awards	655	519	323
Denominator for diluted EPS – weighted average common equivalent shares	7,961	7,695	7,392

Numerator
Net income applicable to Class A common stockholders – basic	$14,013	$10,653	$10,790
Effect of dilutive securities:
Stock awards	(265)	(175)	(110)
Net income applicable to Class A common stockholders – diluted	$13,748	$10,478	$10,680

Denominator
Denominator for basic EPS – weighted average Class A common shares	20,496	18,273	17,910
Effect of dilutive securities:
Restricted stock and other awards	208	150	116
Denominator for diluted EPS – weighted average Class A common
equivalent shares	20,704	18,423	18,026

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

Reclassification

Certain fiscal 2009 and 2010 amounts have been reclassified to conform to current period presentation.

New Accounting Standards

Adopted in fiscal 2011
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures Topic 820 – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for the transfers in and out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures.  In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or Level 3.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted.  The adoption of this ASU did not have a material effect on the consolidated financial statements of the Company.

To be adopted
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”.  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for us in the second quarter of 2012 and is not expected to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This pronouncement is effective for us in the first quarter of 2013 and is not expected to have a significant impact on our consolidated financial statements.

(2) REAL ESTATE INVESTMENTS

The Company’s investments in real estate, net of depreciation, were composed of the following at October 31, 2011 and 2010 (in thousands):

	Core Properties	Non-Core Properties	Unconsolidated Joint Venture	Mortgage Notes Receivable	2011 Totals	2010 Totals
Retail	$496,098	$-	$26,384	$999	$523,481	$500,720
Office	7,792	-	-	-	7,792	7,799
Industrial	-	584	-	-	584	450
	$503,890	$584	$26,384	$999	$531,857	$508,969

The Company’s investments at October 31, 2011 consisted of equity interests in 52 properties, which are located in various regions throughout the United States and one mortgage note receivable.  The Company’s primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties.  Since a significant concentration of the Company’s properties are in the northeast, market changes in this region could have an effect on the Company’s leasing efforts and ultimately its overall results of operations.  The following is a summary of the geographic locations of the Company’s investments at October 31, 2011 and 2010 (in thousands):

	2011	2010
Northeast	$530,274	$507,429
Midwest	324	450
Southwest	1,259	1,090
	$531,857	$508,969

(3) CORE PROPERTIES

The components of the core properties consolidated in the financial statements are as follows (in thousands):

	2011	2010
Land	$116,220	$110,493
Buildings and improvements	514,352	489,346
	630,572	599,839
Accumulated depreciation	(126,682)	(117,260)
	$503,890	$482,579

Space at the Company’s core properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases in the consolidated core properties totaling $370,539,000 become due as follows: 2012 - $63,318,000; 2013 - $53,538,000; 2014 - $47,781,000; 2015 - $40,545,000; 2016 - $34,676,000 and thereafter – $130,681,000.

Certain of the Company’s leases provide for the payment of additional rent based on a percentage of the tenant’s revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2011.

Owned Properties

In October 2011, the Company, through a wholly owned subsidiary, completed the purchase of the 63,000 square foot Fairfield Centre Shopping Center, in Fairfield, Connecticut (“Fairfield Centre”) for a purchase price of $17.0 million.  The Company financed its net investment in the property with available cash and a borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $19,000 which have been expensed in the year ended October 31, 2011 consolidated statement of income.

In April 2011, the Company, through a wholly owned subsidiary, completed the purchase of the 72,000 square foot Fairfield Plaza Shopping Center, in New Milford, Connecticut (“Fairfield Plaza”) for a purchase price of $10.8 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $5.0 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2011. The Company financed its net investment in the property with available cash and a borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $53,000 which have been expensed in year ended October 31, 2011 consolidated statement of income.

In April 2011, the Company entered into a contract to purchase a retail shopping center for a purchase price of $9 million.  In conjunction with the contract the Company placed a deposit in the amount of $450,000 with the seller which will be credited to the purchase price at closing.

In December 2010, the Company reached a lease termination settlement (“Settlement”) with a former tenant in its Meriden shopping center in Meriden, Connecticut. In accordance with the Settlement agreement the prior tenant was released from all its obligations under the aforementioned lease in exchange for a settlement payment to the Company.  The Settlement agreement provides that the former tenant will pay the Company $3.3 million in 41 equal monthly payments of $80,000 and one final monthly payment of $20,000 without interest beginning on January 1, 2011.  The Company has recorded the lease termination in the consolidated statement of income for the fiscal year ended October 31, 2011 in the amount of $2,988,000, which amount represents the present value of the 42 payments due to the Company under the Settlement agreement at a discount rate of 5.75% per annum.  The Company will record the remaining $312,000 as interest income over the remaining payment term though June 1, 2014 in accordance with the effective yield method.  With the exception of the ten $80,000 payments received by the Company in fiscal 2011, the remaining $2.99 million in lease termination income represents a non-cash activity and is not shown in the investing section of the consolidated statement of cash flows for the year ended October 31, 2011.

In April 2010, the Company, through a wholly owned subsidiary, acquired three buildings containing 28,000 square feet of retail and office space in Katonah, New York (“Katonah Village Commons”) for a cash purchase price of $8.5 million. The Company financed its net investment in the property with available cash and a borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $47,000, which have been expensed in the year ended October 31, 2010 consolidated statement of income.

In May 2010, the Company, through a wholly owned subsidiary, completed the purchase of the New Milford Plaza Shopping Center, in New Milford, Connecticut (“New Milford”) for a purchase price of $22.3 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $9.2 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2010 consolidated cash flow statement. The Company financed its net investment in the property with available cash and a $13.2 million borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $29,000 which have been expensed on the fiscal 2010 consolidated statement of income.

During fiscal 2011, the Company completed its evaluation of the acquired leases for its New Milford Plaza Property and its Katonah Property, which properties were acquired in fiscal 2010.  As a result of its evaluation, the Company has allocated  $396,000 to a liability associated with the net fair value assigned to the acquired leases at the properties, which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2011.  The Company is currently in the process of evaluating the fair value of the in-place leases for Fairfield Plaza and Fairfield Centre.  Consequently, no value has yet been assigned to those leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

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

For the years ended October 31, 2011, 2010 and 2009, the net amortization of above-market and below-market leases amounted to $262,000, $300,000 and $132,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2011, the Company incurred costs of approximately $8.1 million related to capital improvements to its properties and leasing costs.

(4) NON-CORE PROPERTIES

At October 31, 2011, the non-core properties consist of two industrial properties (“the St. Louis” property and “the Dallas” property) located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company’s objectives to focus on northeast properties.

During the fiscal year ended October 31, 2011, one of the non-core property’s buildings in the amount of $933,000 became fully depreciated and the non-core asset’s cost was written off with a corresponding reduction to accumulated depreciation.

The components of non-core properties were as follows (in thousands):

	2011	2010
Land	$450	$450
Buildings and improvements	145	933
	595	1,383
Accumulated depreciation	(11)	(932)
	$584	$451

Minimum rental payments on non-cancelable operating leases of the non-core properties totaling $8,718,000 become due as follows: 2012 – $1,597,000; 2013 – $1,597,000; 2014 – $1,597,000; 2015 – $1,792,000; 2016 - $1,831,000 and thereafter – $304,000.

(5)  DISCONTINUED OPERATIONS

In fiscal 2009, the Company completed the negotiations on a contract to sell two properties for a sales price, including closing costs, of $8.1 million.  In accordance with ASC Topic 205 and 360, the Company adjusted the carrying value of the property to $8.1 million and realized a loss on asset held for sale of approximately $155,000.  Subsequent to fiscal 2009, the aforementioned contract was terminated and the Company completed negotiations on a new contract with a different buyer to sell the two properties for a sales price, including closing costs, of $7.8 million.  In accordance with ASC Topic 205 and 360, the Company further adjusted the carrying value of the property to $7.8 million and realized a loss on asset held for sale of approximately $300,000. The $300,000 in fiscal 2010 and the $155,000 in fiscal 2009 are included in other expense on the accompanying consolidated statement of income for those periods, respectively, as the Company determined that the amount of loss, operations and revenue of the properties were insignificant to disclose separately as discontinued operations.

Also in fiscal 2009, the Company sold a 3,400 square foot vacant retail property located in Eastchester, New York for a sales price of approximately $925,000. This property was acquired by the Company in fiscal 2008 and there was no significant gain or loss recorded on the sale.  The property had no operating activity and accordingly the Company did not report any discontinued operations as required by ASC Topic 205.

(6) MORTGAGE NOTE RECEIVABLE

At October 31, 2011, mortgage note receivable consisted of one fixed rate mortgage with a contractual interest rate of 9%.  The mortgage note matures in 2013 and is secured by a retail property.  Interest is recognized on the effective yield method.  The mortgage note is recorded at a discounted amount which reflects the market interest rate at the time of acceptance of the note.  At October 31, 2011, the remaining unamortized discount was $33,400.

At October 31, 2011, principal payments on the mortgage note receivable become due as follows: 2012 – $102,000; 2013 - $897,000.

(7)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2011, mortgage notes payable and other loans are due in installments over various periods to fiscal 2019 at effective rates of interest ranging from 3.9% to 11.3% and are collateralized by real estate investments having a net carrying value of approximately $180 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2012	$3,791	$2,559	$6,350
2013	11,455	2,144	13,599
2014	-	2,197	2,197
2015	4,480	2,299	6,779
2016	-	2,344	2,344
Thereafter	81,461	5,405	86,866
	$101,187	$16,948	$118,135

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  The maturity date of the Facility is February 11, 2012 with one remaining one-year extension at the Company’s option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2011.  In November of 2011, the Company notified the lender of the Facility that it was exercising its remaining one-year option which will extend the maturity date to February 10, 2013.

During fiscal 2011, the Company borrowed a total of $25.5 million on its Facility to fund its equity in two property acquisitions, its additional investment in UB Ironbound, L.P., and capital and tenant improvements relating to some of its properties.

In October 2011, the Company borrowed $800,000 on the Facility to fund an additional debt investment in the Midway Shopping Center LP (See Note 10, “Investments in and Advances to Unconsolidated Joint Ventures” for further information on this transaction).

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million.  Originally scheduled to expire April 15, 2011, the Company reached an agreement with The Bank of New York Mellon to extend the maturity date until May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at October 31, 2011.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In fiscal 2011, the Company, through a wholly owned subsidiary, assumed a first mortgage payable with an estimated fair value of approximately $5.0 million in conjunction with its purchase of Fairfield Plaza.  The mortgage requires payments of principal and interest at a fixed rate of interest of 5.0% with a maturity of August 2015.

In October of 2011, the Company repaid, at maturity, its first mortgage payable secured by its Carmel property in the amount of $4.0 million.

In May 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the “Emerson System”) at the Company’s Emerson Shopping Center in Emerson, New Jersey at a total cost of approximately $1.2 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $819,000 from The Public Service Electric and Gas Company of New Jersey (“PSE&G”), through PSE&G’s “Solar Loan Program II”.  The loan requires monthly payments of principal and interest at 11.3% per annum through its maturity date of May 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits that are expected to be generated by the Emerson System.  The remaining cost of the Emerson System was funded by a renewable energy grant from the federal government.

In January 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the “Valley Ridge System”) at the Company’s Valley Ridge Shopping Center in Wayne, New Jersey at a total cost of approximately $1.1 million.  In conjunction with the solar installation the subsidiary of the Company financed a portion of the project with a loan in the amount of $726,000 from the PSE&G, through PSE&G’s “Solar Loan Program I”.  The loan requires monthly payments of principal and interest at 11.11% per annum through its maturity date of January 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits that are expected to be generated by the Valley Ridge System.  The remaining cost of the Valley Ridge System was funded by a renewable energy grant from the federal government.

In fiscal 2010, the Company repaid, at maturity, its first mortgage payable secured by its Somers property in the amount of $5.2 million.

In fiscal 2010, the Company, through a wholly owned subsidiary, assumed a first mortgage payable with an estimated fair value of approximately $9.2 million in conjunction with its purchase of New Milford.  The mortgage requires payments of principal and interest at a fixed rate of interest of 3.9% with a maturity of December 2012.

Interest paid in the years ended October 31, 2011, 2010, and 2009 was approximately $7.6 million, $7.5 million and $6.5 million, respectively.

(8) REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At October 31, 2011, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 11) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of October 31, 2011 and 2010 (amounts in thousands, except share data):

	October 31, 2011	October 31, 2010
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at October 31, 2011.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holder’s shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(9) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

In December of 2010 and January of 2011, the Company and a wholly owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Stamford property for $7.4 million.  As a result of this transaction, the Company now has a 100% ownership interest in the property.

The Company is the general partner in another consolidated limited partnership, UB Ironbound, LP (“Ironbound”), which owns a grocery anchored shopping center.  In October 2011, the Company purchased an additional 82,081 limited partnership units (of the 224,257 outstanding limited partnership units prior to the purchase) or 9.23% of the total outstanding partnership units for $1.4 million.  As a result of the purchase the Company or wholly owned subsidiaries of the Company now own 84.02% of the Partnership.

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

The Company accounts for non-controlling interests in accordance with ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements”.  ASC Topic 810 states that the accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity subject to the provisions of the former Emerging Issues Task Force (“EITF”) Topic D-98 (Revised March 2008).  Because the limited partners in Ironbound currently have the right to require the Company to redeem all or a part of their limited partnership units at prices as defined in the Ironbound partnership agreement, the Company will report the noncontrolling interests in Ironbound in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the fiscal year ended October 31, 2011, the Company increased the carrying value of the non-controlling interests by $281,000 with the corresponding decrease recorded in stockholders’ equity.

The following table sets forth the details of the Company’s redeemable non-controlling interests at October 31, 2011 and October 31, 2010 (amounts in thousands):

	October 31, 2011	October 31, 2010

Beginning balance	$11,330	$7,259
Purchase of noncontrolling interests	(8,787)	-
Change in redemption value	281	4,071

Ending balance	$2,824	$11,330

(10) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2011 and 2010, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	October 31, 2011	October 31, 2010

Midway Shopping Center, L.P. (11.642% in 2011 and 9.9667% in 2010)	$18,904	$17,517
Putnam Plaza Shopping Center (66.67%)	6,757	6,610
81 Pondfield Road Company (20%)	723	723
Total	$26,384	$24,850

Midway Shopping Center, L.P.
In fiscal 2010, the Company, through a wholly owned subsidiary, purchased a 9.9667% equity interest in Midway Shopping Center L.P., which owns a 247,000 square foot shopping center in Westchester County, New York (“Midway”), for approximately $6.0 million.  Also in fiscal 2010, the Company loaned Midway, in the form of an unsecured note, approximately $11.6 million, which Midway used to repay $11.6 million in mortgage and unsecured loans.  In September 2011, the Company loaned Midway an additional $800,000 to fund tenant improvements for a new tenant.  The loans to Midway by the Company will require monthly payments to the Company of interest only at an interest rate of 5.75% per annum; the loans will mature on January 1, 2013.  In December 2010 (fiscal 2011) and May 2011 the Company through a wholly owned subsidiary purchased an additional 1.675% equity limited partnership interest in Midway for $798,000 bringing its total economic ownership interest in Midway to 11.642% at October 31, 2011.  The Company has evaluated its investment in Midway and has concluded that the venture is not a variable interest entity and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

The Company has allocated the approximate $7.4 million excess of the carrying amount of its investment in and advance to Midway over the Company’s share of Midway’s net book value to real property and is amortizing the difference over the property’s estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $14 million.  The loan bears interest only at the rate of 6% per annum, which matures in January 2013. Midway’s only other debt outstanding is its unsecured loan to the Company in the amount of $12.4 million.

Putnam Plaza Shopping Center

In fiscal 2010, the Company, through a wholly owned subsidiary, acquired a 66.67% undivided equity interest in the Putnam Plaza Shopping Center (“Putnam Plaza”).  At inception of the venture, the property was valued at $29.7 million.  Simultaneously with the acquisition, a $21 million non-recourse first mortgage payable was placed on the property with the proceeds distributed to the seller.  The new mortgage has an initial term of five years with a five-year extension right at the then market interest rate as defined.  Payments of interest only are due for the first thirty months at 6.2%.  Beginning in the thirty-first month, payments of principal and interest, at the rate of 6.2%, are required based on a twenty-seven and one-half year amortization schedule.  The Company’s net cash equity investment in the venture was $6.5 million including closing costs.

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

The Company has a Dividend Reinvestment and Share Purchase Plan as amended (the “DRIP”), that  permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2011, the Company issued 34,498 shares of Common Stock and 8,532 shares of Class A Common Stock (62,976 shares of Common Stock and 8,873 shares of Class A Common Stock in fiscal 2010) through the DRIP.  As of October 31, 2011, there remained 376,724 shares of Common Stock and 437,758 shares of Class A Common Stock available for issuance under the DRIP.

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

In a prior year, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock in the aggregate and to repurchase shares of the Company’s Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open-market transactions.  The Company did not repurchase any shares of Common, Class A Common or preferred stock during fiscal 2011 and 2010.  As of October 31, 2011, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the repurchase program.  The Company has yet to repurchase any preferred stock under the Program.

(12) STOCK COMPENSATION AND OTHER BENEFIT PLANS

Restricted Stock Plan
The Company accounts for its Restricted Stock Plan in accordance with ASC Topic 718, “Stock Compensation.”  On March 10, 2011, the stockholders of the Company approved an amendment to the Company’s restricted stock plan (the “Plan”) to provide for an additional 500,000 Common Shares or Class A Common shares to be available for issuance under the Plan.  As amended, the Plan authorizes grants of up to an aggregate of 3,150,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 2,450,000 shares, which at the discretion of the Company’s compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

In January 2011, the Company awarded 175,950 shares of Common Stock and 63,100 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2011 was approximately $4.2 million.  As of October 31, 2011, there was $12.5 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.86 years.  For the years ended October 31, 2011, 2010 and 2009, amounts charged to compensation expense totaled $3,822,000, $3,200,000 and $2,570,000, respectively.

A summary of the status of the Company’s non-vested restricted stock awards as of October 31, 2011, and changes during the year ended October 31, 2011 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2010	1,233,100	$14.97	349,950	$15.85
Granted	175,950	$16.95	63,100	$19.87
Vested	(65,800)	$15.90	(26,350)	$16.49
Forfeited	-	-	-	-
Non-vested at October 31, 2011	1,343,250	$15.18	386,700	$16.51

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code.  Under the 401K Plan, the Company made contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $145,000 in each of the three years ended October 31, 2011, 2010 and 2009.  The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company’s 401K Plan and a portion of the employee’s current compensation.

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

The Company calculates the fair value of the redeemable noncontrolling interests based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership in which the investor owns the partnership units.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs.”) The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2011, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2011 and 2010 (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fiscal Year Ended October 31, 2011

Assets:
Available for Sale Securities	$932	$932	$-	$-

Liabilities:
Interest Rate Swap Agreement	$128	$-	$128	$-

Redeemable noncontrolling interests	$2,824	$-	$-	$2,824

Fiscal Year Ended October 31, 2010

Assets:
Available for Sale Securities	$932	$932	$-	$-

Liabilities:
Interest Rate Swap Agreement	$203	$-	$203	$-

Redeemable noncontrolling interests	$11,330	$-	$7,419	$3,911

Fair market value measurements based upon Level 3 inputs changed from $7,259 at November 1, 2009 to $3,911 at October 31, 2010 as a result of a $4,071 increase in the redemption value of the Company’s two noncontrolling interests in accordance with the application of ASC Topic 810 beginning on November 1, 2009 and a $7,419 transfer of the Stamford noncontrolling interest from Level 3 to Level 2 during the fourth quarter of fiscal 2010. Fair market value measurements based upon Level 3 inputs changed from $3,911 at November 1, 2010 to $2,824 at October 31, 2011 as a result of a $281,000 increase in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 offset by a $1.4 million redemption of a portion of the Company’s noncontrolling interests in Ironbound. (See note 9)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2011 and October 31, 2010, the estimated aggregate fair value of the mortgage note receivable was approximately $1.1 million.

The estimated fair value of mortgage notes payable was approximately $125 million and $122 million at October 31, 2011 and October 31, 2010, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

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

At October 31, 2011, the Company had commitments of approximately $4.8 million for tenant-related obligations.

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2011 and 2010 are as follows (in thousands, except per share data):

	Year Ended October 31, 2011				Year Ended October 31, 2010
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues	$24,526	$22,353	$21,961	$22,171	$20,578	$21,140	$21,813	$21,618

Net Income Attributable to Urstadt Biddle Properties Inc.	$10,149	$6,913	$7,522	$7,059	$6,413	$6,160	$7,792	$7,177

Preferred Stock Dividends	(3,273)	(3,274)	(3,273)	(3,274)	(3,273)	(3,274)	(3,273)	(3,274)

Net Income Applicable to Common and Class A Common Stockholders	$6,876	$3,639	$4,249	$3,785	$3,140	$2,886	$4,519	$3,903

Per Share Data:
Basic Earnings Per Share:
Class A Common Stock	$.25	$.13	$.16	$.14	$.13	$.12	$.18	$.15
Common Stock	$.23	$.12	$.14	$.13	$.12	$.11	$.17	$.14

Diluted Earnings Per Share:
Class A Common Stock	$.25	$.13	$.15	$.14	$.13	$.12	$.18	$.15
Common Stock	$.23	$.12	$.14	$.12	$.11	$.10	$.16	$.13

(16)  SUBSEQUENT EVENTS

On December 14, 2011, the Board of Directors of the Company declared cash dividends of $.225 for each share of Common Stock and $.2475 for each share of Class A Common Stock.  The dividends are payable on January 20, 2012 to stockholders of record on January 6, 2012. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing the awards of 175,950 shares of Common Stock and 61,600 shares of Class A Common Stock to certain key officers and directors of the Company, effective January 3, 2012 pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $4.1 million will be charged to expense over the respective vesting periods.

In December of 2011, the Company entered into a loan commitment to borrow $28 million by placing a non-recourse first mortgage on a formally unencumbered property.  The loan will be for a term of ten years and will require payments of principal and interest based on a thirty-year amortization schedule at the fixed interest rate of 4.85%.  In conjunction with entering into the commitment, the Company placed a good faith deposit with the lender in the amount of $560,000 that is refundable at closing.  The deposit was funded with available cash.  The loan is expected to close later in January 2012.

In December, 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property in the approximate amount of $3.6 million that bears interest at the rate of 7.64% per annum. The mortgage matures in April 2012.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Facility.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2011 and 2010 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2011.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2012 expressed an unqualified opinion thereon.

New York, New York January 12, 2012	/s/ PKF O’Connor Davies A Division of O’Connor Davies, LLP

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2011
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
COL. A		COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period					Life on which depreciation for building and
Description and Location		Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired	improvements in latest income statement is computed (Note (c))
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT		-	$ 708	$ 1,641	$ -	$ 164	$ 708	$ 1,805	$ 2,513	$ 467	2001	31.5
Greenwich, CT		-	488	1,139	-	330	488	1,469	1,957	351	2000	31.5
Greenwich, CT		-	570	2,359	-	789	570	3,148	3,718	1,001	1998	31.5
Greenwich, CT		-	199	795	-	558	199	1,353	1,552	413	1993	31.5
Greenwich, CT		-	111	444	-	5	111	449	560	276	1994	31.5
		-	2,076	6,378	-	1,846	2,076	8,224	10,300	2,508
Retail Properties:
Bronxville, NY		-	60	239	95	776	155	1,015	1,170	40	2009	39.0
Yonkers, NY		-	30	121	183	734	213	855	1,068	44	2009	39.0
Yonkers, NY		-	30	121	85	341	115	462	577	24	2009	39.0
New Milford, CT		3,391	2,114	8,456	71	284	2,185	8,740	10,925	705	2008	39.0
New Milford, CT		8,635	4,492	17,967	166	667	4,658	18,634	23,292	707	2010	39.0
Newark, NJ		11,185	5,252	21,023	-	-	5,252	21,023	26,275	1,887	2008	39.0
Briarcliff, NY		-	279	1,117	-	-	279	1,117	1,396	105	2008	39.0
Waldwick, NJ		-	1,266	5,064	-	64	1,266	5,128	6,394	509	2007	39.0
Emerson NJ		780	3,633	14,531	-	1,666	3,633	16,197	19,830	1,738	2007	39.0
Monroe, CT		-	765	3,060	-	135	765	3,195	3,960	385	2007	39.0
Queens, NY		-	951	3,802	(57)	(221)	894	3,581	4,475	463	2006	39.0
Queens, NY		-	826	3,304	(34)	(138)	792	3,166	3,958	402	2006	39.0
Pelham, NY		-	1,694	6,843	-	-	1,694	6,843	8,537	999	2006	39.0
Stratford,CT		-	10,173	40,794	(94)	8,411	10,079	49,205	59,284	8,631	2005	39.0
Yorktown Heights, NY		-	5,786	23,221	-	183	5,786	23,404	29,190	3,825	2005	39.0
Rye, NY		-	909	3,637	-	272	909	3,909	4,818	713	2004	39.0
Rye, NY		1,577	483	1,930	-	7	483	1,937	2,420	372	2004	39.0
Rye, NY		718	239	958	-	87	239	1,045	1,284	208	2004	39.0
Rye, NY		1,623	695	2,782	-	(1)	695	2,781	3,476	534	2004	39.0
Somers, NY		-	4,318	17,268	-	547	4,318	17,815	22,133	4,028	2003	39.0
Westport, CT		-	2,076	8,305	-	209	2,076	8,514	10,590	1,941	2003	39.0
White Plains, NY		-	8,065	32,258	-	6,803	8,065	39,061	47,126	9,115	2003	39.0
Orange, CT		-	2,320	10,564	-	1,168	2,320	11,732	14,052	2,853	2003	39.0
Stamford, CT		49,385	17,965	71,859	-	5,839	17,965	77,698	95,663	19,350	2002	39.0
Danbury, CT		-	2,459	4,566	-	919	2,459	5,485	7,944	1,296	2002	39.0
Briarcliff, NY		-	2,222	5,185	-	517	2,222	5,702	7,924	1,381	2001	40.0
Somers, NY		-	1,833	7,383	-	420	1,833	7,803	9,636	2,951	1999	31.5
Briarcliff, NY		-	380	1,531	-	570	380	2,101	2,481	842	1999	40.0
Briarcliff, NY		17,139	2,300	9,708	2	3,895	2,302	13,603	15,905	4,458	1998	40.0
Ridgefield, CT		-	900	3,793	-	132	900	3,925	4,825	1,401	1998	40.0
Darien, CT		18,129	4,260	17,192	-	674	4,260	17,866	22,126	5,995	1998	40.0
Eastchester, NY		-	1,500	6,128	99	2,439	1,599	8,567	10,166	2,496	1997	31.0
Danbury, CT	*	-	3,850	15,811	-	3,826	3,850	19,637	23,487	8,719	1995	31.5
Carmel, NY		-	1,488	5,973	-	1,828	1,488	7,801	9,289	3,480	1995	31.5
Meriden, CT		-	5,000	20,309	-	5,861	5,000	26,170	31,170	13,453	1993	31.5
Somers, NY		-	821	2,600	-	(134)	821	2,466	3,287	1,274	1992	31.5
Wayne, NJ	*	654	2,492	9,966	-	1,290	2,492	11,256	13,748	4,923	1992	31.0
Newington, NH		-	728	1,997	-	1,983	728	3,980	4,708	2,447	1979	40.0
Springfield, MA		-	1,372	3,656	337	9,991	1,709	13,647	15,356	9,073	1970	40.0
Katonah, NY		-	1,704	6,816	-	-	1,704	6,816	8,520	277	2010	39.0
Fairfield Centre, CT		-	3,393	13,574	-	-	3,393	13,574	16,967	-	2011	39.0
Fairfield Plaza, CT		4,919	2,168	8,672	-	-	2,168	8,672	10,840	130	2011	39.0

		118,135	113,291	444,084	853	62,044	114,144	506,128	620,272	124,174

Industrial Distribution Centers
Dallas, TX		-	217	-	-	46	217	46	263	4	1970	40.0
St. Louis, MO		-	233	934	-	(835)	233	99	332	7	1970	40.0
		-	450	934	-	(789)	450	145	595	11

Total		$ 118,135	$ 115,817	$ 451,396	$ 853	$ 63,101	$116,670	$ 514,497	$ 631,167	$ 126,693

* Properties secure a $30 million secured revolving credit line. At October 31, 2011 there were no outstanding borrowings.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2011
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2011	2010	2009

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$601,222	$565,672	$568,272
Property improvements during the year	7,452	3,517	1,782
Properties acquired during the year	28,702	33,243	600
Properties sold during the year	---	---	(925)
Property assets fully depreciated and written off	(6,209)	(1,210)	(4,057)
Balance at end of year	$631,167	$601,222	$565,672

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$118,193	$104,904	$94,328
Provision during the year charged to income	14,709	14,499	14,633
Property sold during the year	---	---	---
Property assets fully depreciated and written off	(6,209)	(1,210)	(4,057)
Balance at end of year	$126,693	$118,193	$104,904

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $520 million at October 31, 2011.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2011
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)
COL. A	COL. B		COL. C	COL. D	COL. E	COL. F
	Interest Rate
Description	Coupon	Effective	Final Maturity Date	Periodic Payment Terms	Remaining Face Amount of Mortgages (Note (b)) (In Thousands)	Carrying Amount of Mortgage (Note (a)) (In Thousands)
FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
Riverside, CA	9%	12%	15-Jan-13	Payable in quarterly installments of Principal and Interest of $54	$1,033	$999

TOTAL MORTGAGE LOANS ON REAL ESTATE					$1,033	$999

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2011
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)

NOTES TO SCHEDULE IV	Year Ended October 31

(a) Reconciliation of Mortgage Loans on Real Estate
	2011	2010	2009

Balance at beginning of period:	$1,090	$1,170	$1,241

Deductions during the current period:
Collections of principal and amortization of discounts	(91)	(80)	(71)

Balance at end of period:	$999	$1,090	$1,170

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 2011 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.

Item 16.                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 13, 2012	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director (Principal Executive Officer)	January 13, 2012

/s/ Willing L. Biddle Willing L. Biddle President and Director	January 13, 2012

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2012

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 13, 2012

/s/ E. Virgil Conway E. Virgil Conway Director	January 13, 2012

/s/ Robert R. Douglass Robert R. Douglass Director	January 13, 2012

/s/ Richard Grellier Richard Grellier Director	January 13, 2012

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 13, 2012

/s/ Robert J. Mueller Robert J. Mueller Director	January 13, 2012

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 13, 2012

Exhibit Index
Exhibit
(3).	Articles of Incorporation and Bylaws

	3.1	(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Company’s Statement on Form S-4/A filed January 23, 1997 (SEC File No. 333-19113)).

(b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Company’s Current Report on Form 8-K dated August 3, 1998 (SEC File No. 001-12803)).

(c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed on August 8, 2003 (SEC File No. 333-107803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

(e) Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(f) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 12, 2007 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 18, 2007 (SEC File No. 001-12803)).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(h) hereto.

	4.2	Series C Preferred Shares: See Exhibits 3.1 (a)-(h) hereto.

	4.3	Series D Preferred Shares: See Exhibits 3.1 (a)-(h) hereto.

	4.4	Series E Preferred Shares: See Exhibits 3.1 (a)-(h) and 10.9 hereto.

	4.5	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(h) and 10.10 hereto.

(10)	Material Contracts.

10.1
Form of Indemnification Agreement entered into between the Company and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)).  1

10.2
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

	10.3	Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). 1

10.4
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2006) 1

10.5
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 26, 2007 (SEC File No. 001-12803)).¹

10.6
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Employees, Non-Employee Directors, Employee Directors and Employee Directors – Alternate Version) effective as of November 7, 2007 (incorporated by reference to Exhibits 10.18, 10.19, 10.20 and 10.21 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.7
Unsecured Credit Agreement dated February 11, 2008 among the Company, lenders thereto (The Bank of New York and Wells Fargo Bank, N.A.) and The Bank of New York as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated March 7, 2008 (SEC File No. 001-12803)).

10.8
Investment Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.9
Registration Rights Agreement between the Company and WFC Holdings Corporation dated March 13, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

10.10
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.11
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.12
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.13
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.14
Equity Underwriting Agreement, dated September 14, 2010, between the Company and Deutsche Bank Securities, Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K dated September 14, 2010 (SEC File No. 001-12803)).

10.15
Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2011 (SEC File No. 001-12803)). 1

	10.16	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011. ¹
1 Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)		List of Company's subsidiaries

(23)		Consent of PKF O’Connor Davies, a Division of O’Connor Davies, LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, 4) the Consolidated Statements of Stockholders’ Equity and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.