Form 10-Q
period 2012-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2012-03-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 6, 2012 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 8,849,842 Common Shares, par value $.01 per share, and 20,955,195 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2012 (Unaudited) and October 31, 2011.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2012 and 2011.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2012 and 2011.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2012.

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

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,	Oct 31,
ASSETS	2012	2011
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$641,228	$630,572
Non-core properties – at cost	595	595
	641,823	631,167
Less: Accumulated depreciation	(130,409)	(126,693)
	511,414	504,474
Investments in and advances to unconsolidated joint ventures	26,207	26,384
Mortgage note receivable	975	999
	538,596	531,857

Cash and cash equivalents	2,666	4,529
Restricted cash	1,017	865
Marketable securities	978	932
Tenant receivables	22,872	22,717
Prepaid expenses and other assets	13,150	10,407
Deferred charges, net of accumulated amortization	4,841	4,957
Total Assets	$584,120	$576,264

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit lines	$46,850	$41,850
Mortgage notes payable and other loans	121,055	118,135
Accounts payable and accrued expenses	3,347	893
Deferred compensation – officers	192	188
Other liabilities	13,805	13,953
Total Liabilities	185,249	175,019

Redeemable Noncontrolling Interests	2,868	2,824

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized; 8,849,842 and 8,671,888 shares issued and outstanding	89	87
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized; 20,955,195 and 20,891,330 shares issued and outstanding	210	209
Additional paid in capital	316,260	315,288
Cumulative distributions in excess of net income	(77,919)	(74,462)
Accumulated other comprehensive (loss)	(90)	(154)
Total Stockholders’ Equity	299,800	302,218
Total Liabilities and Stockholders’ Equity	$584,120	$576,264

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	January 31,
	2012	2011
Revenues
Base rents	$16,714	$16,143
Recoveries from tenants	5,302	5,080
Lease termination income	87	2,988
Other income	581	315
Total Revenues	22,684	24,526

Expenses
Property operating	3,719	3,236
Property taxes	3,752	3,645
Depreciation and amortization	4,212	3,787
General and administrative	1,947	1,901
Acquisition costs	85	-
Directors' fees and expenses	71	85
Total Operating Expenses	13,786	12,654

Operating Income	8,898	11,872
Non-Operating Income (Expense):
Interest expense	(2,035)	(1,904)
Equity in net income from unconsolidated joint ventures	26	62
Interest, dividends and other investment income	225	195

Net Income	7,114	10,225

Noncontrolling interests:
Net income attributable to noncontrolling interests	(77)	(76)
Net income attributable to Urstadt Biddle Properties Inc.	7,037	10,149
Preferred stock dividends	(3,273)	(3,273)

Net Income Applicable to Common and Class A Common Stockholders	$3,764	$6,876

Basic Earnings Per Share:
Common	$.13	$.23
Class A Common	$.14	$.25

Diluted Earnings Per Share:
Common	$.12	$.23
Class A Common	$.13	$.25

Dividends Per Share:
Common	$.2250	$.2225
Class A Common	$.2475	$.2450

 The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$7,114	$10,225
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,212	3,787
Straight-line rent adjustment	(113)	(115)
Provisions for tenant credit losses	122	164
Restricted stock compensation expense and other adjustments	900	1,080
Deferred compensation arrangement	4	(129)
Equity in net income of unconsolidated joint ventures	(26)	(62)
Lease termination income	-	(2,988)
Changes in operating assets and liabilities:
Tenant receivables	(163)	(639)
Accounts payable and accrued expenses	2,471	2,392
Other assets and other liabilities, net	(3,392)	(2,857)
Restricted Cash	(152)	(1)
Net Cash Flow Provided by Operating Activities	10,977	10,857

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(5,432)	-
Investments in and advances to unconsolidated joint ventures	-	(429)
Acquisitions of noncontrolling interests	-	(7,431)
Return of deposits on acquisitions of real estate	494	-
Deposits on acquisition of real estate investments	(44)	(234)
Improvements to properties and deferred charges	(2,020)	(1,756)
Distributions to noncontrolling interests	(77)	(76)
Payments received on mortgage note and other receivables	264	102
Net Cash Flow (Used in) Investing Activities	(6,815)	(9,824)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(7,177)	(7,038)
Dividends paid -- Preferred Stock	(3,273)	(3,273)
Principal repayments on mortgage notes payable	(649)	(602)
Proceeds from revolving credit line borrowings	5,000	-
Proceeds from loan financing	-	726
Sales of additional shares of Common and Class A Common Stock	74	281
Net Cash Flow (Used in) Financing Activities	(6,025)	(9,906)

Net (Decrease) In Cash and Cash Equivalents	(1,863)	(8,873)
Cash and Cash Equivalents at Beginning of Period	4,529	15,675

Cash and Cash Equivalents at End of Period	$2,666	$6,802

Supplemental Cash Flow Disclosures:
Interest Paid	$1,997	$1,836

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances – October 31, 2011	2,450,000	$61,250	8,671,888	$87	20,891,330	$209	$315,288	$(74,462)	$(154)	$302,218
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	3,764	-	3,764
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	46	46
Change in unrealized gains (losses) on interest rate swap	-	-	-	-	-	-	-	-	18	18
Total comprehensive income	-	-	-	-	-	-	-	-	-	3,828
Cash dividends paid :
Common stock ($.2250 per share)	-	-	-	-	-	-	-	(1,991)	-	(1,991)
Class A common stock ($.2475 per share)	-	-	-	-	-	-	-	(5,186)	-	(5,186)
Issuance of shares under dividend reinvestment plan	-	-	2,004	-	2,265	-	75	-	-	75
Shares issued under restricted stock plan	-	-	175,950	2	61,600	1	(3)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	900	-	-	900
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(44)	-	(44)
Balances – January 31, 2012	2,450,000	$61,250	8,849,842	$89	20,955,195	$210	$316,260	$(77,919)	$(90)	$299,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2012, the Company owned or had equity interests in 53 properties containing a total of 4.8 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2011.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectibility of tenant and mortgage notes receivables and other assets.  Actual results could differ from these estimates.  The balance sheet at October 31, 2011 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2012 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2012. As of January 31, 2012, the fiscal tax years 2008 through and including 2011 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, mortgage note receivable and tenant receivables.  The Company places its cash and cash equivalents with high quality financial institutions and the balances at times could exceed federally insured limits.  The Company performs ongoing credit evaluations of its tenants and may require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  The Company has no dependency upon any single tenant.

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders’ Equity.  There were no sales of marketable securities during the three month periods ended January 31, 2012 and 2011.

As of January 31, 2012, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At January 31, 2012, the Company has recorded a net unrealized gain on available for sale securities in the amount of $20,119.  The Company deems unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized gain at January 31, 2012 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$978	$958	$20	$141	$(121)

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

As of January 31, 2012, the Company believes it has no significant risk associated with non-performance of the financial institution, which is the counterparty to its derivative contract.  At January 31, 2012, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum. As of January 31, 2012, the Company had accrued liabilities of $110,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company’s interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At January 31, 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $20,000 and net unrealized losses on an interest rate swap agreement of approximately $110,000.  At January 31, 2011, accumulated other comprehensive income (loss) consisted of net unrealized losses on marketable securities of approximately ($29,000) and net unrealized losses on an interest rate swap agreement of approximately ($130,000). Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Comprehensive income consisted of the following (In thousands):

	Three Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2012	2011
Net income applicable to Common and Class A Common Stockholders	$3,764	$6,876

Change in unrealized gains/(losses) in marketable equity securities	46	(3)

Change in unrealized loss on interest rate swap	18	73

Total comprehensive income	$3,828	$6,946

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2012.

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

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At January 31, 2012 and October 31, 2011, approximately $12,844,000 and $12,752,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2012 and October 31, 2011, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,271,000 and $3,229,000, respectively.  During the three month periods ended January 31, 2012 and 2011, the Company provided $122,000 and $164,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2012	2011
Numerator
Net income applicable to common stockholders – basic	$925	$1,679
Effect of dilutive securities:
Restricted Stock awards	52	77
Net income applicable to common stockholders – diluted	$977	$1,756

Denominator
Denominator for basic EPS – weighted average common shares	7,367	7,288
Effect of dilutive securities:
Restricted stock awards	623	510
Denominator for diluted EPS – weighted average common equivalent shares	7,990	7,798

Numerator
Net income applicable to Class A common stockholders-basic	$2,839	$5,197
Effect of dilutive securities:
Restricted Stock awards	(52)	(77)
Net income applicable to Class A common stockholders – diluted	$2,787	$5,120

Denominator
Denominator for basic EPS – weighted average Class A common shares	20,552	20,492
Effect of dilutive securities:
Restricted stock awards	158	158
Denominator for diluted EPS – weighted average Class A common equivalent shares	20,710	20,650

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

To be adopted

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

(2) CORE PROPERTIES

In December 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center (“Eastchester”) in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The mortgage matures in April 2012.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Company’s unsecured revolving credit facility described in note 3 below.

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

The Company is currently in the process of evaluating the fair value of the in-place leases for Eastchester and its Fairfield Centre property acquired in fiscal 2011.  Consequently, no value has yet been assigned to those leases and the purchase price allocation is preliminary and may be subject to change.  The Company completed its evaluation of the in-place leases for its Fairfield Plaza property which was acquired in fiscal 2011 and determined that no purchase price adjustment was necessary in order to ascribe value to the in-place leases.

For the three months ended January 31, 2012 and 2011 the net amortization of above-market and below-market leases was approximately $83,000 and $67,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2012.  The maturity date of the Facility was February 11, 2012 with one remaining one-year extension at the Company’s option.  In November of 2011, the Company exercised this one-year extension option; the new maturity date of the Facility is February 10, 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million. The maturity date of the Secured Credit Facility is May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at January 31, 2012.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In December of 2011, the Company entered into a loan commitment to borrow $28 million by placing a non-recourse first mortgage on one of its unencumbered properties.  The loan will be for a term of ten years and will require payments of principal and interest based on a thirty-year amortization schedule at the fixed interest rate of 4.85%.  In conjunction with entering into the commitment, the Company placed a good faith deposit with the lender in the amount of $560,000 that is refundable at closing.  The deposit was funded with available cash.  The loan closed on February 14, 2012.  The proceeds of the loan were used to repay approximately $28 million in borrowing on the Company’s Facility.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At January 31, 2012, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of January 31, 2012 and October 31, 2011 (amounts in thousands, except share data):

	January 31, 2012	October 31, 2011
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverage’s relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at January 31, 2012.

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

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company is the general partner and owns 84% of one consolidated limited partnership, UB Ironbound, LP (“Ironbound”), which owns a grocery anchored shopping center.

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

The Company accounts for non-controlling interests in accordance with ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements”. Because the limited partners in Ironbound currently have the right to require the Company to redeem all or a part of their limited partnership units at prices as defined in the Ironbound partnership agreement, the Company will report the noncontrolling interests in Ironbound in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the three months ended January 31, 2012 and 2011, the Company increased the carrying value of the non-controlling interests by $44,000 and $158,000, respectively with the corresponding decrease recorded in stockholders’ equity.

The following table sets forth the details of the Company’s redeemable non-controlling interests at January 31, 2012: (amounts in thousands)

	January 31, 2012	October 31, 2011

Beginning Balance	$2,824	$11,330
Purchase of Noncontrolling Interests	-	(8,787)
Change in Redemption Value	44	281

Ending Balance	$2,868	$2,824

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2012 and October 31, 2011 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses): (amounts in thousands)

	January 31, 2012	October 31, 2011

Midway Shopping Center, L.P. (11.642%)	$18,739	$18,904
Putnam Plaza Shopping Center (66.67%)	6,746	6,757
81 Pondfield Road Company (20%)	723	723
Total	$26,208	$26,384

Midway Shopping Center, L.P.
The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot shopping center in Westchester County, New York. In addition, the Company loaned Midway, in the form of an unsecured note, approximately $12.4 million, which Midway used to repay $11.6 million in mortgage and unsecured loans and to complete certain tenants improvements at the property.  The loans to Midway by the Company require monthly payments to the Company of interest only at 5.75% per annum and the loan will mature on January 1, 2013. The Company has evaluated its investment in Midway and has concluded that the venture is not a variable interest entity and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

The Company has allocated the $7.1 million excess of the carrying amount of its investment in and advance to Midway over the Company’s share of Midway’s net book value to real property and is amortizing the difference over the property’s estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $14 million.  The loan bears interest only at the rate of 5.75% per annum, which matures in January 2013. Midway’s only other debt outstanding is its unsecured loan to the Company in the amount of $12.4 million.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided equity interest in the Putnam Plaza Shopping Center (“Putnam Plaza”). The Company accounts for its investment in the Putnam Plaza joint venture under the equity method of accounting since it exercises significant influence, but does not control the venture. The other venturer in Putnam Plaza has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in Putnam Plaza and has concluded that the venture is not a variable interest entity. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

Putnam Plaza has a first mortgage loan and the minority investor in the venture has provided the first mortgage lender with a $2 million recourse guarantee, which guarantees payment and performance. The Company has entered into an agreement with the minority investor whereby the Company will participate in the guarantee up to 66.7%.

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

In January 2012, the Company awarded 175,950 shares of Common Stock and 61,600 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2012 was approximately $4.1 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of January 31, 2012, and changes during the three months ended January 31, 2012 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2011	1,343,250	$15.18	386,700	$16.51
Granted	175,950	$17.04	61,600	$18.35
Vested	(45,800)	$17.55	(48,400)	$17.95
Non-vested at January 31, 2012	1,473,400	$15.33	399,900	$16.62

As of January 31, 2012, there was $15.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.2 years.  For the three months ended January 31, 2012 and 2011 amounts charged to compensation expense totaled $911,000 and $949,000, respectively.

Share Repurchase Program
Previously,  the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company’s Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of January 31, 2012, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves (“significant other observable inputs.”)  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2011 and January 31, 2012, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2012

Assets:
Available for Sale Securities	$978	$978	$-	$-

Liabilities:
Interest Rate Swap Agreement	$110	$-	$110	$-

Redeemable noncontrolling interests	$2,868	$-	$-	$2,868

October 31, 2011

Assets:
Available for Sale Securities	$932	$932	$-	$-

Liabilities:
Interest Rate Swap Agreement	$128	$-	$128	$-

Redeemable noncontrolling interests	$2,824	$-	$-	$2,824

Fair market value measurements based upon Level 3 inputs changed from $3,911 at November 1, 2010 to $2,824 at October 31, 2011 as a result of a $281,000 increase in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810, offset by a $1.4 million redemption of a portion of the Company’s noncontrolling interests in Ironbound. Fair market value measurements based upon Level 3 inputs changed from $2,824 at November 1, 2011 to $2,868 at January 31, 2012 as a result of a $44,000 increase in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810. (See note 5)

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At January 31, 2012 and October 31, 2011, the estimated aggregate fair value of the mortgage note receivable was approximately $1 million.

The estimated fair value of mortgage notes payable and other loans were approximately $126 million at January 31, 2012 and $125 million at October 31, 2011. The estimated fair value of mortgage notes payable and other loans are based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

 (9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2012, the Company had commitments of approximately $718,000 for capital improvements to its properties and tenant related obligations.

(10)  SUBSEQUENT EVENTS

On March 6, 2012, the Board of Directors of the Company declared cash dividends of $0.2250 for each share of Common Stock and $0.2475 for each share of Class A Common Stock.  The dividends are payable on April 20, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company’s operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2012, the Company owned or had equity interests in 53 properties containing a total of 4.8 million square feet of GLA of which 92.4% was leased.  The Company has equity interests in three unconsolidated joint ventures at January 31, 2012.  Those joint ventures were approximately 97% leased.  We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased our dividends per Common and Class A common shares for 18 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company has experienced and, in the remaining portion of fiscal 2012, expects that it could continue to experience increased vacancy rates, relative to the Company’s historical norm, at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 91% of the Company’s core portfolio remains leased.  The Company has a strong capital structure with only $7.5 million in secured debt maturing in fiscal 2012.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2011 and 2012, the Company’s financial data shows increases in total revenues (excluding the lease termination income in fiscal 2011) and expenses for the three month period ended January 31, 2012 when compared to the corresponding period of the prior year.

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

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the three month period ended January 31, 2012 and 2011, the Company increased its allowance for doubtful accounts by $122,000 and $164,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2012.

Liquidity and Capital Resources
At January 31, 2012, the Company had unrestricted cash and cash equivalents of $2.7 million compared to $4.5 million at October 31, 2011.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a very conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 29% and a very strong fixed charge coverage ratio of over 2.5 to 1, which we believe will allow the Company to obtain additional financing if necessary.  The Company has $7.5 million of fixed rate debt coming due in fiscal 2012, which it plans to repay with available cash or borrowings on its lines of credit.  In fiscal 2013, the Company has fixed rate mortgage debt coming due on two properties in the combined amount of $12 million, which represents a 45% loan to estimated value, which the Company believes should allow it to refinance the mortgages at market rates in effect when the loans come due.

At January 31, 2012, the Company had loan availability of $33.2 million on its two revolving lines of credit and at the date of this report had $61.1 million of availability on its two lines of credit.  In addition, $12.6 million in borrowings on the Company’s unsecured revolving credit facility (the “Facility”) were loaned to the Company’s unconsolidated joint venture investment Midway.  The Company expects this loan to be repaid on January 1, 2013 when Midway completes the refinancing of its first mortgage.

The Company is currently experiencing a reduction of rental revenues as a result of tenant vacancies at some of the Company’s properties.  Until these vacancies are re-leased and new tenants begin to pay rent, the Company’s cash flow will continue to be negatively affected.  Currently the Company is paying approximately 87% of its funds from operations out to shareholders in the form of common stock dividends.  Although the Company does not anticipate having to reduce its dividend on common stock, and has no plans to do so, a further significant decline in rental revenue, without a corresponding reduction in expenses, could lead the Company to conclude that it should reduce its common stock dividend until rental revenues return to pre fiscal 2009 levels.

In May 2011, the Company extended the term of its $30 million secured revolving credit facility for three years through May 16, 2014.

The Company believes that it has access to the capital markets to raise additional growth capital if it so chooses.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2012 and to meet its dividend requirements necessary to maintain its REIT status.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $11.0 million in the three months ended January 31, 2012, compared to $10.9 million in the comparable period of fiscal 2011. The net increase in operating cash flows in the first three months of fiscal 2012 when compared with the corresponding prior period was due primarily to an increase in net operating income from acquisitions the company completed in the last three quarters of fiscal 2011 and the first quarter of fiscal 2012.

Investing Activities

Net cash flows used by investing activities amounted to $6.8 million in the first three months of fiscal 2012 compared to $9.8 million in the comparable period of fiscal 2011. The decrease in cash flows used by investing activities in fiscal 2012 when compared to the corresponding prior period was primarily the result of the Company purchasing one property in the first three months of fiscal 2012 for a net investment of $5 million versus purchasing the remaining 10% limited partnership interests in the limited partnership that owns the Ridgeway Shopping Center in Stamford, CT for $7.4 million in the first three months of fiscal 2011.

 The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $6.0 million in the first three months of fiscal 2012 compared with $9.9 million in the comparable period of fiscal 2011. The decrease in net cash used by financing activities in the first three months of fiscal 2012 compared to the corresponding period of fiscal 2011 was attributable predominantly to the Company borrowing $5.0 million on its unsecured line of credit in the first three months of fiscal 2012 versus no borrowing in the first three months of fiscal 2011; offset by an increase in the annualized dividend rate in fiscal 2012 on the Company’s outstanding Common and Class A Common stock of $0.01 per share.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable and other loans of $121.1 million consists entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.9% at January 31, 2012. The mortgage loans with fixed interest rates are secured by 11 properties with a net book value of $188 million and have fixed rates of interest ranging from 5.0% to 11.3%.  The Company made principal payments of $649,000 in the three months ended January 31, 2012 compared to $602,000 in the comparable period of fiscal 2011.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2012.  The maturity date of the Facility was February 11, 2012.  In November of 2011, the Company exercised its final one year extension option, extending the maturity date of the Facility to February 10, 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million and has a maturity date of May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at January 31, 2012.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

As of March 6, 2012, the Company has approximately $61.1 million available to be drawn down under its two revolving credit facilities.

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real estate property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity investment in the Midway Shopping Center L.P. (“Midway”) and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, “Investments in and Advances to Unconsolidated Joint Ventures” in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2012, the Company paid approximately $2.0 million for property improvements, tenant improvement and leasing commission costs (approximately $1.2 million representing recurring property improvements and approximately $750,000 related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $718,000 predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2012. These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions and Significant Property Transactions

In December 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center (“Eastchester”) in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The mortgage matures in April 2012.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Facility.

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

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At January 31, 2012, the two remaining non-core properties have a net book value of approximately $576,000.

Funds from Operations
The Company considers Funds from Operations (“FFO”) to be an additional measure of an equity REIT’s operating performance.  The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”)) excluding gains or losses from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with U.S. GAAP to FFO for each of the three months ended January 31, 2012 and 2011 (amounts in thousands).

	Three Months Ended January 31,
	2012	2011
Net Income Applicable to Common and Class A Common Stockholders	$3,764	$6,876

Real property depreciation	3,227	3,014
Amortization of tenant improvements and allowances	847	618
Amortization of deferred leasing costs	123	146
Depreciation and amortization on unconsolidated joint ventures	270	157
Funds from Operations Applicable to Common and Class A Common Stockholders	$8,231	$10,811

Net Cash Provided by (Used in):
Operating Activities	$10,977	$10,857
Investing Activities	$(6,815)	$(9,824)
Financing Activities	$(6,025)	$(9,906)

FFO amounted to $8.2 million in the first three months of fiscal 2012 compared to $10.8 million in comparable period of fiscal 2011.  The net decrease in FFO is attributable, among other things, to: a) the Company recording lease termination income in the amount of $2.99 million relating to a lease termination of a former tenant at the Company’s Meriden property in the first three months of fiscal 2011; b) an increase in interest expense as a result of the Company assuming $8.5 million in mortgage debt on acquisitions completed in fiscal 2011 and in the first quarter of fiscal 2012; and c) a loss of base rent related to vacancies at some of the Company’s properties that occurred in fiscal 2011; offset by: d) an increase from the net operating income relating to property acquisitions totaling $36.8 million in the last three quarters of fiscal 2011 and first quarter of fiscal 2012.

Results of Operations

The following information summarizes the Company’s results of operations for the three month period ended January 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to:
Revenues	2012	2011	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$16,714	$16,143	$571	3.5%	$623	$(52)
Recoveries from tenants	5,302	5,080	222	4.4%	163	59
Other income	581	315	266	84.4%	-	266

Operating Expenses
Property operating expenses	3,719	3,236	483	14.9%	97	386
Property taxes	3,752	3,645	107	2.9%	134	(27)
Depreciation and amortization	4,212	3,787	425	11.2%	173	252
General and administrative expenses	1,947	1,901	46	2.4%	N/A	N/A

Other Income/Expenses
Interest expense	2,035	1,904	131	6.9%	105	26

Revenues
Base rents increased by 3.5% to $16.7 million for the three month period ended January 31, 2012 as compared with $16.1 million in the comparable period of 2011. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In the last three quarters of fiscal 2011 and first quarter of fiscal 2012, the Company purchased three properties totaling approximately 159,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the three month period ended January 31, 2012.

Properties Held in Both Periods:

The net decrease in base rents for properties held during the three month period ended January 31, 2012 compared to the same period in fiscal 2011 was a result of increases in rental rates on in place leases and net operating income from new leases entered into in the last three quarters of fiscal 2011 and the first quarter of 2012 being more than offset by net operating income lost from tenants vacating spaces within our portfolio in the last three quarters of fiscal 2011 and first quarter of fiscal 2012.  In fiscal 2012, the Company leased or renewed approximately 63,000 square feet (or approximately 1.4% of total consolidated property leasable area).  At January 31, 2012, the Company’s core properties were approximately 91% leased, an increase of 0.52% from the end of fiscal 2011 and a decrease of 2.63% from the end of fiscal 2010.  Overall core property occupancy increased to 90.3% at January 31, 2012, an increase of 0.5% from the end of fiscal 2011 and an increase of 0.58% from the end of fiscal 2010.

In the three month period ended January 31, 2012, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by a net $59,000.  This net increase was a result of higher operating expenses at its properties held in both periods of $386,000 due predominantly to an increase in parking lot, building roof and building repairs of $525,000 offset by savings in snow removal costs of $236,000 when compared to the corresponding periods in fiscal 2011.

Other income increased by $266,000 in the three month period ended January 31, 2012, when compared with the corresponding period from the prior year as a result of increased management and lease commission fees on non-owned properties and $55,000 in income relating to the Company’s two solar projects.

Expenses
Property operating expenses for properties held in both periods increased by $386,000 in the three month period ended January 31, 2012.  This net increase was a result of an increase in parking lot, building roof and building repairs of $525,000 offset by savings in snow removal costs of $236,000 when compared to the corresponding periods in fiscal 2011.

Real estate taxes for properties held in both periods were relatively unchanged.

Interest expense for properties held in both periods was relatively unchanged in the three month period ended January 31, 2012, when compared to corresponding periods in fiscal 2011.

Depreciation and amortization expense from properties held in both periods increased by $252,000 as a result of depreciation relating to tenant improvements completed in fiscal 2011 and the first quarter of fiscal 2012 and an increase in tenant improvement costs written off for tenants that vacated the portfolio in the first quarter of fiscal 2012.

General and administrative expenses increased by a net $46,000 in the three month period ended January 31, 2012, when compared to the corresponding period in fiscal 2011, primarily due to an increase in compensation costs.

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

As of January 31, 2012, the Company had $46.9 million ($18.9 million as of the date of this report) in outstanding variable rate (based on LIBOR) debt.  In July of 2010 the Company entered into an interest rate swap derivative financial instrument with BNY Mellon to fix the interest rate on $11.6 million of variable rate debt at 1.22% (2.07% total when including the 0.85% interest rate spread required under the Facility) until January 2, 2013.

The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

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

Changes in Internal Controls
During the quarter ended January 31, 2012, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management’s opinion would result in a material adverse effect on the Company’s ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares in the aggregate of Common Stock, Class A Common Stock, Series C Preferred Stock or Series D Preferred Stock. There were no purchases of either Common, Class A Common Stock or Preferred Stock under the Program during any month in the quarter ended January 31, 2012 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 771,822 shares, in the aggregate, may yet be purchased under the Program.

Item 5.                                Other Information

Submission of Matters to a Vote of Security Holders
In connection with the Annual Meeting of Stockholders of the Company held on March 6, 2012, stockholders were asked to vote on the following matters:

1.	Election of one Director (Class II) to serve for two years:

	Director	For	Withheld
	Richard Grellier	8,120,587	246,117

	and

	Election of three Directors (Class III) to serve for three years:

	Director	For	Withheld
	Robert R. Douglass	8,110,876	255,828
	George H.C. Lawrence	8,111,936	254,768
	Charles J. Urstadt	8,108,581	258,123

2.	Ratification of the appointment of PKF O’Connor Davies, A Division of O’Connor Davies, LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2012:

	For	Against	Abstain
	9,291,666	7,455	10,581

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statement of Stockholders’ Equity, and (5) Notes to Consolidated Financial Statements that have been blocked tagged.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 8, 2012	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statement of Stockholders’ Equity, and (5) Notes to Consolidated Financial Statements that have been blocked tagged.