Form 10-Q
period 2012-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2012-06-06
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

As of June 6, 2012 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 8,851,523 Common Shares, par value $.01 per share, and 20,957,288 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – April 30, 2012 (Unaudited) and October 31, 2011.

Consolidated Statements of Income (Unaudited) – Three and six months ended April 30, 2012 and 2011.

Consolidated Statements of Cash Flows (Unaudited) – Six months ended April 30, 2012 and 2011.

Consolidated Statement of Stockholders' Equity (Unaudited) – Six months ended April 30, 2012.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,	Oct 31,
ASSETS	2012	2011
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$656,506	$630,572
Non-core properties – at cost	595	595
	657,101	631,167
Less: Accumulated depreciation	(132,927)	(126,693)
	524,174	504,474
Investments in and advances to unconsolidated joint ventures	26,694	26,384
Mortgage note receivable	951	999
	551,819	531,857

Cash and cash equivalents	4,074	4,529
Restricted cash	865	865
Marketable securities	908	932
Tenant receivables	22,460	22,717
Prepaid expenses and other assets	9,592	10,407
Deferred charges, net of accumulated amortization	5,074	4,957
Total Assets	$594,792	$576,264

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit lines	$21,900	$41,850
Mortgage notes payable and other loans	152,139	118,135
Accounts payable and accrued expenses	1,516	893
Deferred compensation – officers	197	188
Other liabilities	14,177	13,953
Total Liabilities	189,929	175,019

Redeemable Noncontrolling Interests	11,608	2,824

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders’ Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized; 8,851,523 and 8,671,888 shares issued and outstanding	89	87
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized; 20,957,288 and 20,891,330 shares issued and outstanding	210	209
Additional paid in capital	317,288	315,288
Cumulative distributions in excess of net income	(81,712)	(74,462)
Accumulated other comprehensive (loss)	(73)	(154)
Total Stockholders’ Equity	297,052	302,218
Total Liabilities and Stockholders’ Equity	$594,792	$576,264

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Revenues
Base rents	$33,857	$32,114	$17,143	$15,971
Recoveries from tenants	10,130	10,764	4,828	5,684
Lease termination income	87	2,988	-	-
Other income	1,095	1,013	514	698
Total Revenues	45,169	46,879	22,485	22,353

Expenses
Property operating	7,155	7,663	3,436	4,427
Property taxes	7,454	7,225	3,702	3,580
Depreciation and amortization	8,383	7,593	4,171	3,806
General and administrative	3,808	3,731	1,861	1,830
Acquisition costs	310	53	225	53
Directors' fees and expenses	140	152	69	67
Total Operating Expenses	27,250	26,417	13,464	13,763

Operating Income	17,919	20,462	9,021	8,590

Non-Operating Income (Expense):
Interest expense	(4,320)	(3,807)	(2,285)	(1,903)
Equity in net income (loss) from unconsolidated joint ventures	(166)	141	(192)	79
Interest, dividends and other investment income	449	419	224	224

Net Income	13,882	17,215	6,768	6,990

Noncontrolling interests:
Net income attributable to noncontrolling interests	(171)	(153)	(94)	(77)
Net income attributable to Urstadt Biddle Properties Inc.	13,711	17,062	6,674	6,913
Preferred stock dividends	(6,547)	(6,547)	(3,274)	(3,274)

Net Income Applicable to Common and Class A Common Stockholders	$7,164	$10,515	$3,400	$3,639

Basic Earnings Per Share:
Common	$.24	$.35	$.11	$.12
Class A Common	$.26	$.39	$.12	$.13

Diluted Earnings Per Share:
Common	$.23	$.34	$.11	$.12
Class A Common	$.25	$.38	$.12	$.13

Dividends Per Share:
Common	$.4500	$.4450	$.2250	$.2225
Class A Common	$.4950	$.4900	$.2475	$.2450

 The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	April 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$13,882	$17,215
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,383	7,593
Straight-line rent adjustment	(265)	(263)
Provisions for tenant credit losses	252	539
Restricted stock compensation expense and other adjustments	1,856	1,948
Deferred compensation arrangement	9	(119)
Equity in net (income)/loss of unconsolidated joint ventures	166	(141)
Lease termination income	-	(2,988)
Changes in operating assets and liabilities:
Tenant receivables	270	(1,520)
Accounts payable and accrued expenses	667	1,793
Other assets and other liabilities, net	(146)	(2,409)
Restricted cash	(1)	(2)
Net Cash Flow Provided by Operating Activities	25,073	21,646

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(5,432)	(6,362)
Investments in and advances to unconsolidated joint ventures	(794)	(555)
Acquisitions of noncontrolling interests	-	(7,431)
Return of deposits on acquisitions of real estate	843	-
Deposits on acquisition of real estate investments	(21)	(882)
Improvements to properties and deferred charges	(3,023)	(3,162)
Distributions to noncontrolling interests	(171)	(153)
Distributions from unconsolidated joint ventures	236	131
Payments received on mortgage note and other receivables	529	364
Net Cash Flow (Used in) Investing Activities	(7,833)	(18,050)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(14,354)	(14,080)
Dividends paid -- Preferred Stock	(6,547)	(6,547)
Principal repayments on mortgage notes payable	(4,990)	(1,228)
Repayments of revolving credit line borrowings	(27,950)	-
Proceeds from revolving credit line borrowings	8,000	3,000
Proceeds from mortgage note payable and other loans	28,000	726
Sales of additional shares of Common and Class A Common Stock	146	569
Net Cash Flow (Used in) Financing Activities	(17,695)	(17,560)

Net (Decrease) In Cash and Cash Equivalents	(455)	(13,964)
Cash and Cash Equivalents at Beginning of Period	4,529	15,675

Cash and Cash Equivalents at End of Period	$4,074	$1,711

Supplemental Cash Flow Disclosures:
Interest Paid	$4,244	$3,815

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances – October 31, 2011	2,450,000	$61,250	8,671,888	$87	20,891,330	$209	$315,288	$(74,462)	$(154)	$302,218
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	7,164	-	7,164
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	37	37
Change in unrealized gains (losses) on interest rate swap	-	-	-	-	-	-	-	-	44	44
Total comprehensive income	-	-	-	-	-	-	-	-	-	7,245
Cash dividends paid :
Common stock ($.4500 per share)	-	-	-	-	-	-	-	(3,982)	-	(3,982)
Class A common stock ($.4950 per share)	-	-	-	-	-	-	-	(10,372)	-	(10,372)
Issuance of shares under dividend reinvestment plan	-	-	3,685	-	4,358	-	146	-	-	146
Shares issued under restricted stock plan	-	-	175,950	2	61,600	1	(3)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	1,857	-	-	1,857
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(60)	-	(60)
Balances – April 30, 2012	2,450,000	$61,250	8,851,523	$89	20,957,288	$210	$317,288	$(81,712)	$(73)	$297,052

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2012, the Company owned or had equity interests in 54 properties containing a total of 4.9 million square feet of Gross Leasable Area (“GLA”).

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” and ASC Topic 970-810 “Real Estate-General-Consolidation”.  The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company.  In accordance with ASC Topic 970-323 “Real Estate-General-Equity Method and Joint Ventures”, joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting.  See Notes 5 and 6 for further discussion of the above.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the six month period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2011.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2012. As of April 30, 2012, the fiscal tax years 2008 through and including 2011 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders’ Equity.  During the six month and three month periods ended April 30, 2012 the Company sold 24,264 shares of REIT common stocks for an aggregate sales price, net of commissions, of approximately $416,000.  The securities had a purchase cost of approximately $378,000.  The Company realized a gain on the transaction using the specific identification method of $38,000.  The gain is included in Interest, dividends and other investment income in the consolidated statement of income for the six month and three month periods ended April 30, 2012.  There were no sales of marketable securities during the six and three month periods ended April 30, 2011.

As of April 30, 2012, all of the Company’s marketable securities consisted of REIT Common and Preferred Stocks.  At April 30, 2012, the Company has recorded a net unrealized gain on available for sale securities in the amount of $10,000.  The Company deems unrealized losses to be temporary.  If and when the Company deems the unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized gain at April 30, 2012 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$908	$898	$10	$10	$-

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

As of April 30, 2012, the Company believes it has no significant risk associated with non-performance of the financial institution, which is the counterparty to its derivative contract.  At April 30, 2012, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum. As of April 30, 2012, the Company had accrued liabilities of $83,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company’s interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At April 30, 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $10,000 and net unrealized losses on an interest rate swap agreement of approximately $83,000.  At April 30, 2011, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $24,000 and net unrealized losses on an interest rate swap agreement of approximately $139,000. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Comprehensive income consisted of the following (In thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011
Net income applicable to Common and Class A Common Stockholders	$7,164	$10,515	$3,400	$3,639

Change in unrealized gains/(losses) in marketable equity securities	37	50	(10)	53

Change in unrealized loss on interest rate swap	44	64	26	(9)

Total comprehensive income	$7,245	$10,629	$3,416	$3,683

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2012.

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

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At April 30, 2012 and October 31, 2011, approximately $12,978,000 and $12,752,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated balance sheets.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At April 30, 2012 and October 31, 2011, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,479,000 and $3,229,000, respectively.  During the six month periods ended April 30, 2012 and 2011, the Company provided $252,000 and $539,000 respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
Numerator
Net income applicable to common stockholders – basic	$1,761	$2,569	$836	$890
Effect of dilutive securities:
Restricted Stock awards	118	135	64	52
Net income applicable to common stockholders – diluted	$1,879	$2,704	$900	$942

Denominator
Denominator for basic EPS – weighted average common shares	7,368	7,295	7,369	7,303
Effect of dilutive securities:
Restricted stock awards	745	586	868	661
Denominator for diluted EPS – weighted average common equivalent shares	8,113	7,881	8,237	7,964

Numerator
Net income applicable to Class A common stockholders-basic	$5,403	$7,946	$2,564	$2,749
Effect of dilutive securities:
Restricted Stock awards	(118)	(135)	(64)	(52)
Net income applicable to Class A common stockholders – diluted	$5,285	$7,811	$2,500	$2,697

Denominator
Denominator for basic EPS – weighted average Class A common shares	20,553	20,492	20,554	20,494
Effect of dilutive securities:
Restricted stock awards	195	187	232	215
Denominator for diluted EPS – weighted average Class A common equivalent shares	20,748	20,679	20,786	20,709

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

New Accounting Standards

Newly Adopted

In May 2011, the FASB issued Accounting Standards Update (“ASU") 2011-04, “Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)”.  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement became effective for us in the second quarter of 2012 and did not have a significant impact on our consolidated financial statements.

To be adopted

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

(2) CORE PROPERTIES

In December 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center (“Eastchester”) in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The mortgage matured in April 2012 and was repaid.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Company’s unsecured revolving credit facility described in note 3 below.

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

The Company is currently in the process of evaluating the fair value of the in-place leases for Eastchester, its Fairfield Centre property acquired in fiscal 2011 and UB Orangeburg, LLC (see note 5).  Consequently, no value has yet been assigned to those leases and the purchase price allocation is preliminary and may be subject to change.  The Company completed its evaluation of the in-place leases for its Fairfield Plaza property which was acquired in fiscal 2011 and determined that no purchase price adjustment was necessary in order to ascribe value to the in-place leases.

For the six months ended April 30, 2012 and 2011 the net amortization of above-market and below-market leases was approximately $151,000 and $147,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2012.  The maturity date of the Facility was February 11, 2012 with one remaining one-year extension at the Company’s option.  In November of 2011, the Company exercised this one-year extension option; the new maturity date of the Facility is February 10, 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million. The maturity date of the Secured Credit Facility is May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at April 30, 2012.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In February 2012, the Company borrowed $28 million by placing a non-recourse first mortgage on one of its unencumbered properties.  The loan is for a term of ten years and will require payments of principal and interest based on a thirty-year amortization schedule at the fixed interest rate of 4.85%.  The proceeds of the loan were used to repay approximately $28 million in borrowing on the Company’s Facility.

In December of 2011, the Company acquired Eastchester and assumed a $3.6 million first mortgage payable in conjunction with the acquisition.  On March 31, 2012, the Company repaid the Eastchester first mortgage at maturity.  The repayment was funded with available cash and a borrowing on the Company’s Facility.

In March 2012, the Company assumed a first mortgage payable in the amount of $7.4 million in conjunction with its investment in UB Orangeburg, LLC (see note 5 below).  The loan requires payments of principal and interest at a fair market value interest rate of 2.04% (6.19% contractual rate). The loan matures in October 2012.  The operating agreement for UB Orangeburg, LLC requires that the loan be refinanced and not repaid at maturity.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At April 30, 2012, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company’s redeemable preferred stock as of April 30, 2012 and October 31, 2011 (amounts in thousands, except share data):

	April 30, 2012	October 31, 2011
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverage’s relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at April 30, 2012.

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

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company has an investment in two joint ventures, UB Ironbound, LP (“Ironbound”) and UB Orangeburg, LLC (“Orangeburg”), each of which own a commercial retail real estate property.  The Company has evaluated its investment in these two joint ventures and has concluded that both ventures are not Variable Interest Entities (“VIE or VIE’s”), however both joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 “Real Estate-Consolidation”.  The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in either venture and that both joint ventures should be consolidated into the consolidated financial statements of the Company.  The Company’s investment in both consolidated joint ventures is more fully described below:

Ironbound (Ferry Plaza)

The Company is the general partner and owns 84% of one consolidated limited partnership, Ironbound, which owns a grocery anchored shopping center.

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

Orangeburg

In March 2012, the Company acquired an approximate 2% interest in Orangeburg, a newly formed limited liability company in which the Company is the sole managing member.  Orangeburg acquired by contribution, a 74,000 square foot shopping center in Orangeburg, New York, at its estimated fair value of $16.0 million and the assumption of an existing first mortgage loan on the property at its estimated fair value of $7.4 million bearing interest at a fixed rate of 2.04% (6.19% contractual rate).  The Company’s net investment in Orangeburg amounted to $186,000.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

The contribution of the property to Orangeburg and the assumption by Orangeburg of the $7.4 million first mortgage loan represents a non-cash activity and is therefore not included in the accompanying 2012 consolidated statement of cash flows.  The Company incurred $208,000 in acquisition costs in conjunction with the purchase.

Noncontrolling interests:

The Company accounts for non-controlling interests in accordance with ASC Topic 810, “Consolidation”. Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company will report the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the six months ended April 30, 2012 and 2011, the Company increased the carrying value of the non-controlling interests by $60,000 and $165,000, respectively with the corresponding decrease recorded in stockholders’ equity.

The following table sets forth the details of the Company’s redeemable non-controlling interests at April 30, 2012: (amounts in thousands)

	April 30, 2012	October 31, 2011

Beginning Balance	$2,824	$11,330
Initial Orangeburg noncontrolling interest	8,724	-
Purchase of Noncontrolling Interests	-	(8,787)
Change in Redemption Value	60	281

Ending Balance	$11,608	$2,824

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2012 and October 31, 2011 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses): (amounts in thousands)

	April 30, 2012	October 31, 2011

Midway Shopping Center, L.P. (11.642%)	$19,254	$18,904
Putnam Plaza Shopping Center (66.67%)	6,717	6,757
81 Pondfield Road Company (20%)	723	723
Total	$26,694	$26,384

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot shopping center in Westchester County, New York. In addition, the Company loaned Midway, in the form of an unsecured note, approximately $13.2 million, which Midway used to repay $11.6 million in mortgage and unsecured loans, to complete certain tenants improvements at the property and to fund $960,000 for a good faith deposit in relation to a future mortgage refinancing.  The loans to Midway by the Company require monthly payments to the Company of interest only at 5.75% per annum and will mature on January 1, 2013. The Company has evaluated its investment in Midway and has concluded that the venture is not a VIE and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company’s share of Midway’s net book value to real property and is amortizing the difference over the property’s estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $14 million.  The loan bears interest only at the rate of 5.75% per annum, which matures in January 2013. Midway’s only other debt outstanding is its unsecured loan to the Company in the amount of $13.2 million.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided equity interest in the Putnam Plaza Shopping Center (“Putnam Plaza”). The Company accounts for its investment in the Putnam Plaza joint venture under the equity method of accounting since it exercises significant influence, but does not control the venture. The other venturer in Putnam Plaza has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in Putnam Plaza and has concluded that the venture is not a VIE. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

A summary of the status of the Company’s non-vested Common and Class A Common shares as of April 30, 2012, and changes during the six months ended April 30, 2012 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2011	1,343,250	$15.18	386,700	$16.51
Granted	175,950	$17.04	61,600	$18.35
Vested	(45,800)	$17.55	(48,400)	$17.95
Non-vested at April 30, 2012	1,473,400	$15.33	399,900	$16.62

As of April 30, 2012, there was $14.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.0 years.  For the six months ended April 30, 2012 and 2011 amounts charged to compensation expense totaled $1,868,000 and $1,846,000, respectively.

Share Repurchase Program
Previously,  the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company’s Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of April 30, 2012, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

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

The Company calculates the fair value of its redeemable non controlling interests in Ironbound based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership in which the investor owns the partnership units.

The Company calculates the fair value of its redeemable non controlling interests in Orangeburg based on quoted market prices on national exchanges.  The inputs used include a calculation of the redemption value which is based on the number of Orangeburg units owned by the noncontrolling interest multiplied by the value of the Company’s Class A Common stock.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves (“significant other observable inputs.”)  The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2011 and April 30, 2012, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2012

Assets:
Available for Sale Securities	$908	$908	$-	$-

Liabilities:
Interest Rate Swap Agreement	$83	$-	$83	$-

Redeemable noncontrolling interests	$11,608	$8,719	$-	$2,889

October 31, 2011

Assets:
Available for Sale Securities	$932	$932	$-	$-

Liabilities:
Interest Rate Swap Agreement	$128	$-	$128	$-

Redeemable noncontrolling interests	$2,824	$-	$-	$2,824

Fair market value measurements based upon Level 3 inputs changed from $3,911 at November 1, 2010 to $2,824 at October 31, 2011 as a result of a $281,000 increase in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810, offset by a $1.4 million redemption of a portion of the Company’s noncontrolling interests in Ironbound. Fair market value measurements based upon Level 3 inputs changed from $2,824 at November 1, 2011 to $2,889 at April 30, 2012 as a result of a $65,000 increase in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810. (See note 5)

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At April 30, 2012 and October 31, 2011, the estimated aggregate fair value of the mortgage note receivable was approximately $1 million.

The estimated fair value of mortgage notes payable and other loans were approximately $155 million at April 30, 2012 and $125 million at October 31, 2011. The estimated fair value of mortgage notes payable and other loans are based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2012, the Company had commitments of approximately $2.7 million for capital improvements to its properties and tenant related obligations.

(10)  SUBSEQUENT EVENTS

On June 5, 2012, the Board of Directors of the Company declared cash dividends of $0.2250 for each share of Common Stock and $0.2475 for each share of Class A Common Stock.  The dividends are payable on July 20, 2012.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company’s major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2012, the Company owned or had equity interests in 54 properties containing a total of 4.9 million square feet of GLA of which 92.4% was leased.  The Company has equity interests in three unconsolidated joint ventures at April 30, 2012.  Those joint ventures are approximately 97.1% leased.  We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased our dividends per Common and Class A common shares for 18 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company has experienced and, in the remaining portion of fiscal 2012 and possibly fiscal 2013, expects that it could continue to experience increased vacancy rates, relative to the Company’s historical norm, at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 91.0% of the Company’s core portfolio remains leased.  The Company has a strong capital structure with only $11.2 million in secured debt maturing in fiscal 2012 and $11.8 million in fiscal 2013.  The Company estimates that these balances are less than 50% of the combined values of the mortgaged properties and anticipates being able to refinance these maturing mortgages in the marketplace if it so chooses.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2011 and 2012, the Company’s financial data shows increases in total revenues (excluding the lease termination income in fiscal 2011) and expenses for the six month period ended April 30, 2012 when compared to the corresponding period of the prior year.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the six month period ended April 30, 2012 and 2011, the Company increased its allowance for doubtful accounts by $252,000 and $539,000, respectively.  It is also the Company’s policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2012.

Liquidity and Capital Resources
At April 30, 2012, the Company had unrestricted cash and cash equivalents of $4.1 million compared to $4.5 million at October 31, 2011.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a very conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 30%, a very strong fixed charge coverage ratio of approximately 2.5 to 1, and a large unencumbered asset pool which we believe will allow the Company to obtain additional financing if necessary.  The Company has $11.2 million of fixed rate debt coming due in fiscal 2012 for which it believes it can refinance.  In fiscal 2013, the Company has fixed rate mortgage debt coming due on two properties in the combined amount of $11.8 million, which represents a 45% loan to estimated fair market value, which the Company believes should allow it to refinance the mortgages at market rates in effect when the loans come due.

At April 30, 2012, the Company had loan availability of $58.1 million on its two revolving lines of credit.  In addition, $13.2 million in borrowings on the Company’s unsecured revolving credit facility (the “Facility”) were loaned to the Company’s Midway unconsolidated joint venture investment.  This loan will be repaid on January 1, 2013 when Midway completes the refinancing of its first mortgage.

The Company is currently experiencing a reduction of rental revenues at some of the Company’s properties because of tenant vacancies .  Until these vacancies are re-leased and new tenants begin to pay rent, the Company’s cash flow will continue to be negatively affected.  Currently the Company is paying approximately 89% of its funds from operations out to shareholders in the form of common stock dividends.  Although the Company does not anticipate having to reduce its dividend on common stock, and has no plans to do so, a further significant decline in rental revenue, without a corresponding reduction in expenses, could lead the Company to conclude that it should reduce its common stock dividend until the dividend payout ratio returns to pre fiscal 2009 levels.

In May 2011, the Company extended the term of its $30 million secured revolving credit facility for three years through May 16, 2014 and the Company has begun discussions about extending its unsecured revolving credit facility for an additional five years.

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

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows which are expected to increase over time due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company’s operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable cash flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may, and have in some cases, adversely impacted the ability of the Company’s tenants to make lease payments and the Company’s ability to re-lease space as leases expire. In either of these cases, the Company’s cash flow could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $25.1 million in the six months ended April 30, 2012, compared to $21.6 million in the comparable period of fiscal 2011. The net increase in operating cash flows in the six months of fiscal 2012 when compared with the corresponding prior period was due primarily to an increase in net operating income from acquisitions the company completed in the last half of fiscal 2011 and the first half of fiscal 2012 and the collection of tenants accounts receivable in the first six months of fiscal 2012.

Investing Activities

Net cash flows used by investing activities amounted to $7.8 million in the first six months of fiscal 2012 compared to $18.1 million in the comparable period of fiscal 2011. The decrease in cash flows used by investing activities in fiscal 2012 when compared to the corresponding prior period was primarily the result of the Company purchasing one property in the first half of fiscal 2012 for a net investment of $5.4 million versus purchasing the remaining 10% limited partnership interests in the limited partnership that owns the Ridgeway Shopping Center in Stamford, CT for $7.4 million and purchasing a 72,000 square foot shopping center for a net cash investment of $5.9 million in the first half of fiscal 2011.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $17.7 million in the first six months of fiscal 2012 compared with $17.6 million in the comparable period of fiscal 2011. The slight increase in net cash used by financing activities in the first six months of fiscal 2012 compared to the corresponding period of fiscal 2011 was attributable largely to the Company borrowing $8.0 million on its unsecured line of credit in the first half of fiscal 2012 versus borrowing only $3 million in the first half of fiscal 2011; offset by a) the repayment at maturity of a first mortgage on one of the Company’s properties in the amount of $3.6 million; and b) an increase of $0.01 per share in the annualized dividend rate in fiscal 2012 on the Company’s outstanding Common and Class A Common stock.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.  Mortgage notes payable and other loans of $152.1 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.512% at April 30, 2012. The mortgage loans with fixed interest rates are secured by 15 properties with a net book value of $243.7 million and have fixed rates of interest ranging from 2.0% to 11.3%.  The Company made principal payments of $5.0 million in the six months ended April 30, 2012 (including a $3.6 million repayment of a first mortgage payable at maturity) compared to $1.2 million in the comparable period of fiscal 2011.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 million Unsecured Revolving Credit Agreement (the “Facility”) with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings bear interest at the Company’s option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon’s prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company’s ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company’s level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2012.  The maturity date of the Facility was February 11, 2012.  In November of 2011, the Company exercised its final one year extension option, extending the maturity date of the Facility to February 10, 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the “Secured Credit Facility”).  The Secured Credit Facility provides for borrowings of up to $30 million and has a maturity date of May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company’s properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at April 30, 2012.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In February 2012, the Company borrowed $28 million by placing a non-recourse first mortgage on one of its unencumbered properties.  The loan is for a term of ten years and requires payments of principal and interest based on a thirty-year amortization schedule at the fixed interest rate of 4.85%.  The proceeds of the loan were used to repay approximately $28 million in borrowing on the Company’s Facility.

In December 2011, the Company acquired Eastchester Plaza Shopping Center ("Eastchester") in Westchester County, NY and assumed a $3.6 million first mortgage payable in conjunction with the acquisition.  On March 31, 2012, the Company repaid the mortgage at maturity.  The repayment was funded with available cash and a borrowing on the Company’s Facility.

In March 2012, the Company assumed a first mortgage in the amount of $7.4 million in conjunction with its investment in UB Orangeburg, LLC (“Orangeburg”) (see note 5 in the accompanying consolidated financial statements).  The loan requires payments of principal and interest at a fair market value interest rate of 2.04% (6.19% contractual rate). The loan matures in October 2012.  The operating agreement for UB Orangeburg, LLC requires that the loan be refinanced and not repaid at maturity.

As of June 6, 2012, the Company has approximately $58.1 million available to be drawn down under its two revolving credit facilities.

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity investment in the Midway Shopping Center L.P. (“Midway”) and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, “Investments in and Advances to Unconsolidated Joint Ventures” in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the six months ended April 30, 2012, the Company paid approximately $3.0 million for property improvements, tenant improvement and leasing commission costs (approximately $2.0 million representing recurring property improvements and approximately $1.0 million related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $2.7 million for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2012. These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions and Significant Property Transactions

In December 2011, a subsidiary of the Company acquired the Eastchester for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The mortgage matured and was repaid at maturity in March 2012.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Facility.

In March 2012, the Company acquired an approximate 2% interest in Orangeburg, a newly formed limited liability company in which the Company is the sole managing member.  Orangeburg acquired by contribution, a 74,000 square foot shopping center in Orangeburg, New York, at its estimated fair value of $16.0 million and the assumption of an existing first mortgage loan on the property at its estimated fair value of $7.4 million bearing interest at a fixed rate of 2.04% (6.19% contractual rate).  The Company’s net investment in Orangeburg amounted to $186,000.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member’s required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097. The Company incurred $208,000 in acquisition costs in conjunction with this purchase.

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

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company’s ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At April 30, 2012, the two remaining non-core properties have a net book value of approximately $568,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with U.S. GAAP to FFO for each of the three and six months ended April 30, 2012 and 2011 (amounts in thousands).

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011
Net Income Applicable to Common and Class A Common Stockholders	$7,164	$10,515	$3,400	$3,639

Real property depreciation	6,509	6,061	3,282	3,047
Amortization of tenant improvements and allowances	1,595	1,241	748	623
Amortization of deferred leasing costs	251	271	128	125
Depreciation and amortization on unconsolidated joint ventures	627	323	357	166
Funds from Operations Applicable to Common and Class A Common Stockholders	$16,146	$18,411	$7,915	$7,600

Net Cash Provided by (Used in):
Operating Activities	$25,073	$21,646	$14,260	$10,896
Investing Activities	$(7,833)	$(18,050)	$(1,182)	$(8,333)
Financing Activities	$(17,695)	$(17,560)	$(11,760)	$(7,654)

FFO amounted to $16.1 million in the first six months of fiscal 2012 compared to $18.4 million in comparable period of fiscal 2011.  The net decrease in FFO is attributable, among other things, to: a) the Company recording lease termination income in the first three months of fiscal 2011 in the amount of $2.99 million relating to a lease termination of a former tenant at the Company’s Meriden property; b) an increase in interest expense as a result of the Company assuming $16 million in mortgage debt on acquisitions completed between April of fiscal 2011  and April 30, 2012; and; c) placing a new $28 million mortgage on a previously unencumbered property in February of 2012; offset by: an increase from the net operating income relating to property acquisitions totaling $52.8 million in the second half of fiscal 2011 and first half of fiscal 2012.

FFO amounted to $7.9 million in the second quarter of fiscal 2012 compared to $7.6 million in comparable period of fiscal 2011.  The net increase in FFO is attributable, among other things, to: an increase from the net operating income relating to property acquisitions totaling $52.8 million in the second half of fiscal 2011 and first half of fiscal 2012; offset by an increase in interest expense as a result of the Company assuming $16 million in mortgage debt on acquisitions completed between April of fiscal 2011 and April 30, 2012.

Results of Operations

The following information summarizes the Company’s results of operations for the six month and three month periods ended April 30, 2012 and 2011 (amounts in thousands):

	Six Months Ended
	April 30,				Change Attributable to:
Revenues	2012	2011	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$33,857	$32,114	$1,743	5.4%	$1,379	$364
Recoveries from tenants	10,130	10,764	(634)	(5.9)%	355	(989)
Other income	1,095	1,013	82	8.1%	2	80

Operating Expenses
Property operating expenses	7,155	7,663	(508)	(6.6)%	249	(757)
Property taxes	7,454	7,225	229	3.2%	291	(62)
Depreciation and amortization	8,383	7,593	790	10.4%	422	368
General and administrative expenses	3,808	3,731	77	2.1%	n/a	n/a

Other Income/Expenses
Interest expense	4,320	3,807	513	13.5%	240	273
Interest, dividends and other investment income	449	419	30	7.2%	n/a	n/a

	Three Months Ended
	April 30,				Change Attributable to:
Revenues	2012	2011	Increase (decrease)	% Change	Property Acquisitions	Properties Held In Both Periods
Base rents	$17,143	$15,971	$1,172	7.3%	$756	$416
Recoveries from tenants	4,828	5,684	(856)	(15.1)%	192	(1,048)
Other income	514	698	(184)	(26.4)%	-	(184)

Operating Expenses
Property operating expenses	3,436	4,427	(991)	(22.4)%	153	(1,144)
Property taxes	3,702	3,580	122	3.4%	157	(35)
Depreciation and amortization	4,171	3,806	365	9.6%	249	116
General and administrative expenses	1,861	1,830	31	1.7%	n/a	n/a

Other Income/Expenses
Interest expense	2,285	1,903	382	20.1%	135	247
Interest, dividends and other investment income	224	224	-	-	n/a	n/a

Revenues
Base rents increased by 5.4% to $33.9 million for the six month period ended April 30, 2012 as compared with $32.1 million in the comparable period of 2011. Base rents increased 7.3% to $17.1 million for the three months ended April 30, 2012 as compared with $16.0 million in the comparable period of 2011. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In the last three quarters of fiscal 2011 and first two quarters of fiscal 2012, the Company purchased three properties and formed a joint venture that it consolidates totaling approximately 231,500 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the six month period ended April 30, 2012.

Properties Held in Both Periods:

The net increase in base rents for properties held during the six month and three month periods ended April 30, 2012 compared to the same periods in fiscal 2011 was a result of increases in rental rates on in place leases and new leases entered into in the last two quarters of fiscal 2011 and the first two quarters of fiscal 2012.  In addition, the positive variance in base rents in both periods was further increased as a result of a decrease in bad debt expense, which is offset with base rent income on the consolidated statement of income, of $287,000 and $244,000, in both the six month and three month periods ended April 30, 2012, respectively, when compared with the corresponding periods in fiscal 2011.  In fiscal 2012, the Company leased or renewed approximately 253,000 square feet (or approximately 5.72% of total consolidated property leasable area).  At April 30, 2012, the Company’s core properties were approximately 91.0% leased, an increase of 0.52% from the end of fiscal 2011.  Overall core property occupancy remained relatively unchanged from the end of fiscal 2011 at 89.8%.

In the six month and three month periods ended April 30, 2012, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $989,000 and $1,048,000, respectively.  This net decrease was a result of lower operating expenses at its properties held in both periods.  In the six month and three month periods ended April 30, 2012, the Company’s properties realized a reduction of snow removal costs of $1,492,000 and $1,237,000, respectively, when compared with the prior corresponding periods.  This decrease was offset by an increase in costs associated with parking lot, building roof and building repairs in the same periods.

Expenses
Property operating expenses for properties held in the six month and three month periods ended April 30, 2012 decreased by $757,000 and $1,144,000, respectively.  This net decrease was a result of lower operating expenses at its properties held in both periods.  In the six month and three month periods ended April 30, 2012, the Company’s properties realized a reduction of snow removal costs of $1,492,000 and $1,237,000, respectively, when compared with the prior corresponding periods.  This decrease was offset by an increase in parking lot, building roof and building repair costs in the same periods.

Real estate taxes for properties held in both periods were relatively unchanged in both the six month and three month periods ended April 30, 2012.

Interest expense for properties held in the six month and three month periods ended April 30, 2012 when compared with the prior corresponding periods increased by $273,000 and $247,000, respectively.  This increase was a result of the Company placing a $28 million mortgage on a formerly unencumbered property in February 2012 and the Company having a higher amount borrowed on its Facility in fiscal 2012 when compared with the outstanding borrowings in fiscal 2011.

Depreciation and amortization expense from properties held in the six month and three month periods ended April 30, 2012 when compared with the corresponding prior periods increased by $368,000 and $116,000, respectively.  The increase in both periods was a result of depreciation relating to tenant improvements completed in fiscal 2011 and the first quarter of fiscal 2012 and an increase in tenant improvement costs written off for tenants that vacated the portfolio in the first two quarters of fiscal 2012.

General and administrative expenses increased in the six month and three month periods ended when compared to the corresponding prior periods by a net $77,000 and $31,000 respectively.  The increase in both periods was primarily the result of an increase in compensation and benefit costs.

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

As of April 30, 2012, the Company had $21.9 million in outstanding variable rate (based on LIBOR) debt.  In July 2010 the Company entered into an interest rate swap derivative financial instrument with BNY Mellon to fix the interest rate on $11.6 million (of the $21.9 million mentioned in preceding sentence) of variable rate debt at 1.22% (2.07% total when including the 0.85% interest rate spread required under the Facility) until January 2, 2013.

The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 5.51% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended April 30, 2012, there were no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management’s opinion would result in a material adverse effect on the Company’s ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program (“Program”) for the repurchase of up to 1,500,000 shares in the aggregate of Common Stock, Class A Common Stock, Series C Preferred Stock or Series D Preferred Stock. There were no purchases of either Common, Class A Common Stock or Preferred Stock under the Program during any month in the quarter ended April 30, 2012 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 771,822 shares, in the aggregate, may yet be purchased under the Program.

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

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statement of Stockholders’ Equity, and (5) Notes to Consolidated Financial Statements that have been blocked tagged.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 6, 2012	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statement of Stockholders’ Equity, and (5) Notes to Consolidated Financial Statements that have been blocked tagged.