Form 10-Q
period 2012-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2012-09-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No  ☒

As of September 6, 2012 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 8,852,987 Common Shares, par value $.01 per share, and 20,959,081 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 31, 2012 (Unaudited) and October 31, 2011.

Consolidated Statements of Income (Unaudited) – Three and nine months ended July 31, 2012 and 2011.

Consolidated Statements of Cash Flows (Unaudited) – Nine months ended July 31, 2012 and 2011.

Consolidated Statement of Stockholders' Equity (Unaudited) – Nine months ended July 31, 2012.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,	Oct 31,
ASSETS	2012	2011
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$658,616	$630,572
Non-core properties – at cost	595	595
	659,211	631,167
Less: Accumulated depreciation	(136,641)	(126,693)
	522,570	504,474
Investments in and advances to unconsolidated joint ventures	26,647	26,384
Mortgage note receivable	924	999
	550,141	531,857

Cash and cash equivalents	4,951	4,529
Restricted cash	770	865
Marketable securities	1,069	932
Tenant receivables	21,266	22,717
Prepaid expenses and other assets	9,652	10,407
Deferred charges, net of accumulated amortization	5,032	4,957
Total Assets	$592,881	$576,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$21,900	$41,850
Mortgage notes payable and other loans	151,228	118,135
Accounts payable and accrued expenses	3,008	893
Deferred compensation – officers	193	188
Other liabilities	13,559	13,953
Total Liabilities	189,888	175,019

Redeemable Noncontrolling Interests	11,778	2,824

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 2,800,000 shares	96,203	96,203

Commitments and Contingencies

Stockholders' Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized; 8,852,987 and 8,671,888 shares issued and outstanding	89	87
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized; 20,959,081 and 20,891,330 shares issued and outstanding	210	209
Additional paid in capital	318,329	315,288
Cumulative distributions in excess of net income	(84,840)	(74,462)
Accumulated other comprehensive (loss)	(26)	(154)
Total Stockholders' Equity	295,012	302,218
Total Liabilities and Stockholders' Equity	$592,881	$576,264

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Revenues
Base rents	$50,984	$48,100	$17,127	$15,986
Recoveries from tenants	15,359	16,042	5,229	5,278
Lease termination income	87	3,131	-	143
Other income	1,805	1,567	727	554
Total Revenues	68,235	68,840	23,083	21,961

Expenses
Property operating	10,797	10,982	3,642	3,319
Property taxes	11,229	10,853	3,775	3,628
Depreciation and amortization	12,508	11,386	4,125	3,793
General and administrative	5,655	5,579	1,847	1,848
Acquisition costs	296	66	3	13
Directors' fees and expenses	201	204	61	52
Total Operating Expenses	40,686	39,070	13,453	12,653

Operating Income	27,549	29,770	9,630	9,308

Non-Operating Income (Expense):
Interest expense	(6,637)	(5,858)	(2,317)	(2,051)
Equity in net income (loss) from unconsolidated joint ventures	(43)	266	123	125
Interest, dividends and other investment income	672	635	223	216

Net Income	21,541	24,813	7,659	7,598

Noncontrolling interests:
Net income attributable to noncontrolling interests	(336)	(229)	(165)	(76)
Net income attributable to Urstadt Biddle Properties Inc.	21,205	24,584	7,494	7,522
Preferred stock dividends	(9,820)	(9,820)	(3,273)	(3,273)

Net Income Applicable to Common and Class A Common Stockholders	$11,385	$14,764	$4,221	$4,249

Basic Earnings Per Share:
Common	$0.38	$0.49	$0.14	$0.14
Class A Common	$0.42	$0.54	$0.15	$0.16

Diluted Earnings Per Share:
Common	$0.37	$0.48	$0.14	$0.14
Class A Common	$0.40	$0.53	$0.15	$0.15

Dividends Per Share:
Common	$.6750	$.6675	$.2250	$.2225
Class A Common	$.7425	$.7350	$.2475	$.2450

 The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$21,541	$24,813
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	12,508	11,386
Straight-line rent adjustment	(458)	(459)
Provisions for tenant credit losses	481	767
Restricted stock compensation expense and other adjustments	2,834	2,873
Deferred compensation arrangement	6	(120)
Equity in net (income)/loss of unconsolidated joint ventures	43	(266)
Lease termination income	-	(2,988)
Changes in operating assets and liabilities:
Tenant receivables	1,428	(2,154)
Accounts payable and accrued expenses	2,184	3,171
Other assets and other liabilities, net	(1,160)	(3,932)
Restricted cash	95	(3)
Net Cash Flow Provided by Operating Activities	39,502	33,088

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(5,432)	(6,362)
Investments in and advances to unconsolidated joint ventures	(794)	(798)
Acquisitions of noncontrolling interests	-	(7,431)
Return of deposits on acquisitions of real estate	843	-
Deposits on acquisition of real estate investments	(35)	(940)
Improvements to properties and deferred charges	(5,254)	(5,752)
Distributions to noncontrolling interests	(336)	(229)
Distributions from unconsolidated joint ventures	360	124
Payments received on mortgage note and other	1,328	627
Net Cash Flow (Used in) Investing Activities	(9,320)	(20,761)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(21,533)	(21,126)
Dividends paid -- Preferred Stock	(9,820)	(9,820)
Principal repayments on mortgage notes payable	(6,666)	(1,934)
Proceeds from revolving credit line borrowings	8,000	4,500
Repayment of revolving credit line borrowings	(27,950)	-
Proceeds from mortgage note payable and other loans	28,000	1,546
Sales of additional shares of Common and Class A Common Stock	209	644
Net Cash Flow (Used in) Financing Activities	(29,760)	(26,190)

Net Increase/(Decrease) In Cash and Cash Equivalents	422	(13,863)
Cash and Cash Equivalents at Beginning of Period	4,529	15,675

Cash and Cash Equivalents at End of Period	$4,951	$1,812

Supplemental Cash Flow Disclosures:
Interest Paid	$6,528	$5,708

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances – October 31, 2011	2,450,000	$61,250	8,671,888	$87	20,891,330	$209	$315,288	$(74,462)	$(154)	$302,218
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	11,385	-	11,385
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	59	59
Change in unrealized gains (losses) on interest rate swap	-	-	-	-	-	-	-	-	69	69
Total comprehensive income	-	-	-	-	-	-	-	-	-	11,513
Cash dividends paid:
Common stock ($.6750 per share)	-	-	-	-	-	-	-	(5,974)	-	(5,974)
Class A common stock ($.7425 per share)	-	-	-	-	-	-	-	(15,559)	-	(15,559)
Issuance of shares under dividend reinvestment plan	-	-	5,149	-	6,151	-	210	-	-	210
Shares issued under restricted stock plan	-	-	175,950	2	61,600	1	(3)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	2,834	-	-	2,834
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	(230)	-	(230)
Balances – July 31, 2012	2,450,000	$61,250	8,852,987	$89	20,959,081	$210	$318,329	$(84,840)	$(26)	$295,012

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2012, the Company owned or had equity interests in 54 properties containing a total of 4.9 million square feet of Gross Leasable Area ("GLA").

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation" and ASC Topic 970-810 "Real Estate-General-Consolidation".  The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company.  In accordance with ASC Topic 970-323 "Real Estate-General-Equity Method and Joint Ventures", joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting.  See Notes 5 and 6 for further discussion of the above.  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending October 31, 2012. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2011.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2012. As of July 31, 2012, the fiscal tax years 2009 through and including 2012 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders' Equity.  During the nine month period ended July 31, 2012 the Company sold 24,264 shares of REIT common stocks for an aggregate sales price, net of commissions, of approximately $416,000.  The securities had a purchase cost of approximately $378,000.  The Company realized a gain on the transaction using the specific identification method of $38,000.  The gain is included in Interest, dividends and other investment income in the consolidated statement of income for the nine month period ended July 31, 2012.  There were no sales of marketable securities during the nine and three month periods ended July 31, 2011.

As of July 31, 2012, all of the Company's marketable securities consisted of REIT Preferred Stocks.  At July 31, 2012, the Company has recorded a net unrealized gain on available for sale securities in the amount of $32,000.  The Company analyzes unrealized losses, if any, to determine if the unrealized losses are temporary.  If and when the Company deems unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized gain at July 31, 2012 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$1,069	$1,037	$32	$32	$-

Derivative Financial Instruments
The Company occasionally utilizes derivative financial instruments, such as interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company's interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions.

As of July 31, 2012, the Company believes it has no significant risk associated with non-performance of the financial institution, which is the counterparty to its derivative contract.  At July 31, 2012, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum. As of July 31, 2012, the Company had accrued liabilities of $59,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company's interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At July 31, 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $32,000 and net unrealized losses on an interest rate swap agreement of approximately $59,000.  At July 31, 2011, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $12,000 and net unrealized losses on an interest rate swap agreement of approximately $142,000. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Comprehensive income consisted of the following (In thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011
Net income applicable to Common and Class A Common Stockholders	$11,385	$14,764	$4,221	$4,249

Change in unrealized gains/(losses) in marketable equity securities	59	38	22	(12)

Change in unrealized loss on interest rate swap	69	62	25	(2)

Total comprehensive income	$11,513	$14,864	$4,268	$4,235

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2012.

Property Held for Sale and Discontinued Operations
The Company follows the provisions of ASC Topic 360, "Property, Plant, and Equipment," and ASC Topic 205, "Presentation of Financial Statements".  ASC Topic 360 and ASC Topic 205 require, among other things, that the assets and liabilities and the results of operations of the Company's properties that have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company's consolidated financial statements.  If significant to financial statement presentation, the Company classifies properties as held for sale that are under contract for sale and are expected to be sold within the next 12 months.

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of operating leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At July 31, 2012 and October 31, 2011, approximately $13,152,000 and $12,752,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated balance sheets.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2012 and October 31, 2011, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,574,000 and $3,229,000, respectively.  During the nine month periods ended July 31, 2012 and 2011, the Company provided $481,000 and $767,000 respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

Earnings Per Share
The Company calculates basic and diluted earnings per share in accordance with the provisions of ASC Topic 260, "Earnings Per Share."  Basic earnings per share ("EPS") excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted average number of Common shares and Class A Common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company.  Since the cash dividends declared on the Company's Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the "two-class" method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Numerator
Net income applicable to common stockholders – basic	$2,798	$3,609	$1,038	$1,040
Effect of dilutive securities:
Restricted Stock awards	199	205	83	68
Net income applicable to common stockholders – diluted	$2,997	$3,814	$1,121	$1,108

Denominator
Denominator for basic EPS – weighted average common shares	7,369	7,301	7,371	7,315
Effect of dilutive securities:
Restricted stock awards	796	637	897	738
Denominator for diluted EPS – weighted average common equivalent shares	8,165	7,938	8,268	8,053

Numerator
Net income applicable to Class A common stockholders-basic	$8,587	$11,155	$3,183	$3,209
Effect of dilutive securities:
Restricted Stock awards	(199)	(205)	(83)	(68)
Net income applicable to Class A common stockholders – diluted	$8,388	$10,950	$3,100	$3,141

Denominator
Denominator for basic EPS – weighted average Class A common shares	20,554	20,493	20,557	20,496
Effect of dilutive securities:
Restricted stock awards	211	200	244	226
Denominator for diluted EPS – weighted average Class A common equivalent shares	20,765	20,693	20,801	20,722

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the northeastern United States.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, "Stock Compensation", which requires that compensation expense be recognized, based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company's stock on the grant date.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period's presentation.

New Accounting Standards

Newly Adopted

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")".  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (valuation derived from valuation techniques in which significant value drivers are unobservable). This pronouncement became effective for us in the second quarter of 2012 and did not have a significant impact on our consolidated financial statements.

To be adopted

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income." ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This pronouncement is effective for us in the first quarter of fiscal 2013 and is not expected to have a significant impact on our consolidated financial statements.

(2) CORE PROPERTIES

In December 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center ("Eastchester") in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The mortgage matured in April 2012 and was repaid.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Company's unsecured revolving credit facility described in note 3 below.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, "Business Combinations". The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant". The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

During fiscal 2012, the Company completed its evaluation of the acquired leases for its Fairfield Centre Property, which was acquired in fiscal 2011.  As a result of its evaluation, the Company has allocated  $765,000 to a liability associated with the net fair value assigned to the acquired leases at the properties, which amount represents a non-cash investing activity and is therefore not included in the accompanying consolidated statement of cash flows for the nine months ended July 31, 2012.  Earlier, the Company completed its evaluation of the in-place leases for its Fairfield Plaza property which was acquired in fiscal 2011 and determined that no purchase price adjustment was necessary in order to ascribe value to the in-place leases.  The Company is currently in the process of evaluating the fair value of the in-place leases for Eastchester and UB Orangeburg, LLC ("Orangeburg") (see note 5).  Consequently, no value has yet been assigned to those leases at those properties and the purchase price allocation is preliminary and may be subject to change.

For the nine months ended July 31, 2012 and 2011 the net amortization of above-market and below-market leases was approximately $349,000 and $208,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $50 million Unsecured Revolving Credit Agreement (the "Facility") with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon's prime lending rate plus 0.50%.  The Company will pay an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2012.  The maturity date of the Facility was February 11, 2012 with one remaining one-year extension at the Company's option.  In November of 2011, the Company exercised this one-year extension option; the new maturity date of the Facility is February 10, 2013.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the "Secured Credit Facility").  The Secured Credit Facility provides for borrowings of up to $30 million. The maturity date of the Secured Credit Facility is May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company's properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at July 31, 2012.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In February 2012, the Company borrowed $28 million by placing a non-recourse first mortgage on one of its unencumbered properties.  The loan is for a term of ten years and will require payments of principal and interest based on a thirty-year amortization schedule at the fixed interest rate of 4.85%.  The proceeds of the loan were used to repay approximately $28 million in borrowing on the Company's Facility.

In March 2012, the Company assumed a first mortgage payable in the amount of $7.4 million in conjunction with its investment in Orangeburg (see note 5 below).  The loan requires payments of principal and interest at a fair market value interest rate of 2.04% (6.19% contractual rate). The loan matures in October 2012.  The operating agreement for Orangeburg requires that the loan be refinanced and not repaid at maturity.  In July 2012, Orangeburg exercised its one time right under the first mortgage note to extend the mortgage for an additional five year term to October 1, 2017 at a fair market value fixed interest rate.  The Company is currently completing the documentation for the extension and expects to close the extension in October 2012.

In June 2012, the Company entered into a mortgage commitment to refinance an existing $3.8 million first mortgage secured by three of the Company's properties.  The new loan will have a term of seven years and require payments of principal and interest at the fixed rate of interest of approximately 4.6%.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At July 31, 2012, the Company had issued and outstanding 400,000 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 2,400,000 shares of Series E Senior Cumulative Preferred Stock (Series E Preferred Stock).

The following table sets forth the details of the Company's redeemable preferred stock as of July 31, 2012 and October 31, 2011 (amounts in thousands, except share data):

	July 31, 2012	October 31, 2011
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 400,000 shares	$38,406	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding 2,400,000 shares	57,797	57,797
Total Redeemable Preferred Stock	$96,203	$96,203

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

Upon a change in control of the Company (as defined), each holder of Series C Preferred Stock and Series E Preferred Stock has the right, at such holder's option, to require the Company to repurchase all or any part of such holder's stock for cash at a repurchase price equal to the liquidation preference per share plus all accrued and unpaid dividends.

The Series C Preferred Stock and Series E Preferred Stock contain covenants that require the Company to maintain certain financial coverage's relating to fixed charge and capitalization ratios.  Shares of both Preferred Stock series are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at July 31, 2012.

As the holders of the Series C Preferred Stock and Series E Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holders shares upon a change of control of the Company (as defined), the Series C Preferred Stock and Series E Preferred Stock are classified as redeemable equity instruments as a change in control is not certain to occur.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in two joint ventures, UB Ironbound, LP ("Ironbound") and Orangeburg, each of which owns a commercial retail real estate property.  The Company has evaluated its investment in these two joint ventures and has concluded that both ventures are not Variable Interest Entities ("VIE or VIE's"), however both joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation".  The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in either venture and that both joint ventures should be consolidated into the consolidated financial statements of the Company.  The Company's investment in both consolidated joint ventures is more fully described below:

Ironbound (Ferry Plaza)

The Company is the general partner and owns 84% of one consolidated limited partnership, Ironbound, which owns a grocery anchored shopping center.

The Ironbound limited partnership has a defined termination date of December 31, 2097.  The partners in Ironbound are entitled to receive an annual cash preference payable from available cash of the partnership.  Any unpaid preferences accumulate and are paid from future cash, if any.  The balance of available cash, if any, is distributed in accordance with the respective partner's interests.  The limited partners in Ironbound currently have the right to require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Ironbound partnership agreement.  Upon liquidation of Ironbound, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The limited partners are not obligated to make any additional capital contributions to the partnership.  The Company retains an affiliate of one of the limited partners in Ironbound to provide management and leasing services to the property at an annual fee equal to two percent of rental income collected, as defined.

Orangeburg

In March 2012, the Company acquired an approximate 2% interest in Orangeburg, a newly formed limited liability company in which the Company is the sole managing member.  Orangeburg acquired, by contribution, a 74,000 square foot shopping center in Orangeburg, New York, at its estimated fair value of $16.0 million and the assumption of an existing first mortgage loan on the property at its estimated fair value of $7.4 million bearing interest at a fixed rate of 2.04% (6.19% contractual rate).  The Company's net investment in Orangeburg amounted to $186,000.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

The contribution of the property to Orangeburg and the assumption by Orangeburg of the $7.4 million first mortgage loan represents a non-cash activity and is therefore not included in the accompanying 2012 consolidated statement of cash flows.  The Company incurred $208,000 in acquisition costs in conjunction with the purchase.

Noncontrolling interests:

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company will report the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the nine months ended July 31, 2012 and 2011, the Company increased the carrying value of the non-controlling interests by $230,000 and $138,000, respectively with the corresponding decrease recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at July 31, 2012: (amounts in thousands)

	July 31, 2012	October 31, 2011

Beginning Balance	$2,824	$11,330
Initial Orangeburg noncontrolling interest	8,724	-
Purchase of Noncontrolling Interests	-	(8,787)
Change in Redemption Value	230	281

Ending Balance	$11,778	$2,824

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2012 and October 31, 2011 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	July 31, 2012	October 31, 2011

Midway Shopping Center, L.P. (11.642%)	$19,188	$18,904
Putnam Plaza Shopping Center (66.67%)	6,736	6,757
81 Pondfield Road Company (20%)	723	723
Total	$26,647	$26,384

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. In addition, the Company loaned Midway, in the form of an unsecured note, approximately $13.2 million, which Midway used to repay $11.6 million in mortgage and unsecured loans, to complete certain tenants improvements at the property and to fund $960,000 for a good faith deposit in relation to a future mortgage refinancing.  The loans to Midway by the Company require monthly payments to the Company of interest only at 5.75% per annum and will mature on January 1, 2013. The Company has evaluated its investment in Midway and has concluded that the venture is not a VIE and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $14 million.  The loan bears interest only at the rate of 5.75% per annum and matures in January 2013. Midway's only other debt outstanding is its unsecured loan to the Company in the amount of $13.2 million.  Midway has entered into a commitment with a new mortgage lender to borrow up to $32 million to refinance the existing first mortgage payable and Midway's unsecured debt owed to the Company.  The new first mortgage payable will require monthly payments of principal and interest at a fixed rate of 4.80%.  The new mortgage will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided equity interest in the Putnam Plaza Shopping Center ("Putnam Plaza"). The Company accounts for its investment in the Putnam Plaza joint venture under the equity method of accounting since it exercises significant influence, but does not control the venture. The other venturer in Putnam Plaza has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in Putnam Plaza and has concluded that the venture is not a VIE. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

Putnam Plaza has a first mortgage payable in the amount of $21 million.  The loan bears interest only at the rate of 6.2% per annum through November 1, 2012 at which time the note requires payments of principal and interest at the fixed rate of interest of 6.2% through maturity on May 1, 2020.  The minority investor in the venture has provided the first mortgage lender with a $2 million recourse guarantee, which guarantees payment and performance. The Company has entered into an agreement with the minority investor whereby the Company will participate in the guarantee up to 66.7%.  In August 2012, Putnam Plaza entered into a mortgage modification agreement with the lender to refinance the existing first mortgage payable.  The modified mortgage will require monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.  In conjunction with the modification, Putnam Plaza will pay the existing lender a $315,000 prepayment penalty.

81 Pondfield Road Company

The Company's other investment in an unconsolidated joint venture is a 20% economic interest in a partnership which owns a retail and office building in Westchester County, New York.

(7)  STOCKHOLDERS' EQUITY

Restricted Stock Plan
The Plan authorizes grants of up to an aggregate of 3,150,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 2,450,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

A summary of the status of the Company's non-vested Common and Class A Common shares as of July 31, 2012, and changes during the nine months ended July 31, 2012 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2011	1,343,250	$15.18	386,700	$16.51
Granted	175,950	$17.04	61,600	$18.35
Vested	(45,800)	$17.55	(48,400)	$17.95
Non-vested at July 31, 2012	1,473,400	$15.33	399,900	$16.62

As of July 31, 2012, there was $13.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.9 years.  For the nine months ended July 31, 2012 and 2011 amounts charged to compensation expense totaled $2,846,000 and $2,774,000, respectively.

Share Repurchase Program
Previously,  the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of July 31, 2012, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

Preferred Stock
The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company and is redeemable at the Company's option at a price of $25.00 per share plus accrued and unpaid dividends.

(8) FAIR VALUE MEASUREMENTS

ASC Topic 820, "Fair Value Measurements and Disclosures" defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

ASC Topic 820's valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair value hierarchy:

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

The Company calculates the fair value of its redeemable non controlling interests in Orangeburg based on quoted market prices on national exchanges.  The inputs used include a calculation of the redemption value which is based on the number of Orangeburg units owned by the noncontrolling interest multiplied by the value of the Company's Class A Common stock.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves ("significant other observable inputs.")  The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2011 and July 31, 2012, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2012

Assets:
Available for Sale Securities	$1,069	$1,069	$-	$-

Liabilities:
Interest Rate Swap Agreement	$59	$-	$59	$-

Redeemable noncontrolling interests	$11,778	$8,597	$-	$3,181

October 31, 2011

Assets:
Available for Sale Securities	$932	$932	$-	$-

Liabilities:
Interest Rate Swap Agreement	$128	$-	$128	$-

Redeemable noncontrolling interests	$2,824	$-	$-	$2,824

Fair market value measurements based upon Level 3 inputs changed from $3,911 at November 1, 2010 to $2,824 at October 31, 2011 as a result of a $281,000 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810, offset by a $1.4 million redemption of a portion of the Company's noncontrolling interests in Ironbound. Fair market value measurements based upon Level 3 inputs changed from $2,824 at November 1, 2011 to $3,181 at July 31, 2012 as a result of a $357,000 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810. (See note 5)

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At July 31, 2012 and October 31, 2011, the estimated aggregate fair value of the mortgage note receivable was approximately $1 million.

The estimated fair value of mortgage notes payable and other loans were approximately $161 million at July 31, 2012 and $125 million at October 31, 2011. The estimated fair value of mortgage notes payable and other loans are based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2012, the Company had commitments of approximately $1.6 million for capital improvements to its properties and tenant related obligations.

(10)  SUBSEQUENT EVENTS

In August 2012, a wholly-owned subsidiary of the Company completed the installation of a solar power system (the "Ferry Plaza System") at the Company's Ferry Plaza Shopping Center in Newark, New Jersey at a total cost of approximately $1.6 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $1.1 million from the Public Service Electric and Gas Company of New Jersey ("PSE&G"), through PSE&G's "Solar Loan Program".  The loan requires monthly payments of principal and interest at 11.3% per annum through its maturity date of August 31, 2027.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits that are expected to be generated by the System.  Most of the remaining cost of the System is expected to be funded by a renewable energy grant from the federal government.

On September 6, 2012, the Board of Directors of the Company declared cash dividends of $0.225 for each share of Common Stock and $0.2475 for each share of Class A Common Stock.  The dividends are payable on October 19, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in "Item 1A Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2011.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2012, the Company owned or had equity interests in 54 properties containing a total of 4.9 million square feet of GLA of which 92.4% was leased.  The Company has equity interests in three unconsolidated joint ventures at July 31, 2012.  Those joint ventures are approximately 96.8% leased.  We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased our dividends per Common and Class A common shares for 18 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company has experienced and, in the remaining portion of fiscal 2012 and possibly fiscal 2013, expects that it could continue to experience increased vacancy rates at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather these difficulties.  Notwithstanding the increase in vacancy rates at various properties, approximately 91.0% of the Company's core portfolio remains leased.  The Company has a strong capital structure with only $11.1 million in secured fixed rate debt maturing in fiscal 2012 and $11.7 million in fiscal 2013.  The Company estimates that these balances are less than 50% of the combined values of the mortgaged properties and anticipates being able to refinance these maturing mortgages in the marketplace if it so chooses.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2011 and 2012, the Company's financial data shows increases in total revenues (excluding the lease termination income in fiscal 2011) and expenses for the nine month period ended July 31, 2012 when compared to the corresponding period of the prior year.

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

▪	Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
▪	Selectively dispose of underperforming or non-core properties and re-deploy the proceeds into properties located in the northeast region
▪	Increase property values by aggressively marketing available GLA and renewing existing leases
▪	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
▪	Negotiate and sign leases that provide for regular or fixed contractual increases to minimum rents
▪	Control property operating and administrative costs

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2011 included in the Company's Annual Report on Form 10-K for the year ended October 31, 2011.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the nine month period ended July 31, 2012 and 2011, the Company increased its allowance for doubtful accounts by $481,000 and $767,000, respectively.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2012.

Liquidity and Capital Resources
At July 31, 2012, the Company had unrestricted cash and cash equivalents of $5.0 million compared to $4.5 million at October 31, 2011.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a very conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 30%, a very strong fixed charge coverage ratio of approximately 2.35 to 1, and a large unencumbered asset pool which we believe will allow the Company to obtain additional financing if necessary.  The Company has $11.1 million of fixed rate debt coming due in fiscal 2012 which it believes it can refinance.  In fiscal 2013, the Company has fixed rate mortgage debt coming due on two properties in the combined amount of $11.7 million, which represents a 45% loan to estimated fair market value.  The Company believes it will be able to refinance the mortgages at market rates in effect when the loans come due if it so chooses.

At July 31, 2012, the Company had loan availability of $58.1 million on its two revolving lines of credit.  In addition, $13.2 million in borrowings on the Company's unsecured revolving credit facility (the "Facility") were loaned to the Company's Midway unconsolidated joint venture investment.  We expect this loan to be repaid on January 1, 2013 when Midway completes the refinancing of its first mortgage.

The Company is currently experiencing a reduction of rental revenues at some of the Company's properties because of tenant vacancies.  Until these vacancies are re-leased and new tenants begin to pay rent, the Company's cash flow will continue to be negatively affected.  Currently the Company is paying approximately 87% of its funds from operations out to shareholders in the form of common stock dividends.  Although the Company does not anticipate having to reduce its dividend on common stock, and has no plans to do so, a further significant decline in rental revenue, without a corresponding reduction in expenses, could lead the Company to conclude that it should reduce its common stock dividend until the dividend payout ratio returns to more conservative levels.

The Company has a $30 million secured revolving credit facility that expires on May 16, 2014 and is in the process of extending the term of its unsecured revolving credit facility for an additional term of five years.  In addition, the Company is exploring opportunities to refinance its three series of perpetual preferred stock if we determine that we can sell preferred stock with lower dividend rates than the three existing series.

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

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows which are expected to increase over time due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable cash flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may, and have in some cases,  adversely impacted the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $39.5  million in the nine months ended July 31, 2012, compared to $33.1 million in the comparable period of fiscal 2011. The net increase in operating cash flows in the nine months of fiscal 2012 when compared with the corresponding prior period was due primarily to an increase in net operating income from acquisitions the Company completed in the last quarter of fiscal 2011 and the first nine months of fiscal 2012 and the collection of tenant's accounts receivable in the first nine months of fiscal 2012.

Investing Activities

Net cash flows used by investing activities amounted to $9.3 million in the first nine months of fiscal 2012 compared to $20.8 million in the comparable period of fiscal 2011. The decrease in cash flows used by investing activities in fiscal 2012 when compared to the corresponding prior period was primarily the result of the Company purchasing one property in the first nine months of fiscal 2012 for a net investment of $5.7 million versus purchasing the remaining 10% limited partnership interests in the limited partnership that owns the Ridgeway Shopping Center in Stamford, CT for $7.4 million and purchasing a 72,000 square foot shopping center for a net cash investment of $5.9 million in the first nine months of fiscal 2011.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $29.8 million in the first nine months of fiscal 2012 compared with $26.2 million in the comparable period of fiscal 2011. The increase in net cash used by financing activities in the first nine months of fiscal 2012 compared to the corresponding period of fiscal 2011 was attributable largely to: a) the repayment at maturity of a first mortgage on one of the Company's properties in the amount of $5.2 million and b) an increase of $0.01 per share in the annualized dividend rate in fiscal 2012 on the Company's outstanding Common and Class A Common stock; offset by the Company borrowing $8.0 million on its unsecured line of credit in the first nine months of fiscal 2012 versus borrowing only $4.5 million in the first nine months of fiscal 2011.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), borrowings on its unsecured and secured credit facilities, proceeds from sales of properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company's ability to incur additional debt is dependent upon, among other factors, its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $151.2 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.51% at July 31, 2012. The mortgage loans with fixed interest rates are secured by 15 properties with a net book value of $243 million and have fixed rates of interest ranging from 2.0% to 11.3%.  The Company made principal payments of $6.7 million in the nine months ended July 31, 2012 (including a $3.6 million repayment of a first mortgage payable at maturity) compared to $1.9 million in the comparable period of fiscal 2011.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has a $50 million Unsecured Revolving Credit Agreement (the "Facility") with The Bank of New York Mellon and Wells Fargo Bank N.A.  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $100 million.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings bear interest at the Company's option of the Eurodollar rate plus 0.85% to 1.15% or The Bank of New York Mellon's prime lending rate plus 0.50%.  The Company pays an annual fee on the unused commitment amount of up to 0.175% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2012.  The maturity date of the Facility is February 10, 2013. The Company is currently in discussions with its lenders to extend the agreement for an additional five years under similar terms and conditions.

The Company also has a Secured Revolving Credit Facility with the Bank of New York Mellon (the "Secured Credit Facility").  The Secured Credit Facility provides for borrowings of up to $30 million and has a maturity date of May 16, 2014. The Secured Credit Facility is collateralized by first mortgage liens on two of the Company's properties.  Interest on outstanding borrowings is at prime plus 1.00% or the Eurodollar rate plus 2.00%.  The Secured Credit Facility requires the Company to maintain certain debt service coverage ratios relating to the properties securing the Secured Credit Facility during its term.  The Company was in compliance with such covenants at July 31, 2012.  The Company pays an annual fee of 0.40% on the unused portion of the Secured Credit Facility.  The Secured Credit Facility is available to fund acquisitions, capital expenditures, mortgage repayments, working capital and other general corporate purposes.

In February 2012, the Company borrowed $28 million by placing a non-recourse first mortgage on one of its unencumbered properties.  The loan is for a term of ten years and requires payments of principal and interest based on a thirty-year amortization schedule at the fixed interest rate of 4.85%.  The proceeds of the loan were used to repay approximately $28 million in borrowing on the Company's Facility.

In December 2011, the Company acquired Eastchester Plaza Shopping Center ("Eastchester") in Westchester County, NY and assumed a $3.6 million first mortgage in conjunction with the acquisition.  On March 31, 2012, the Company repaid the mortgage at maturity.  The repayment was funded with available cash and a borrowing on the Company's Facility.

In March 2012, the Company assumed a first mortgage in the amount of $7.4 million in conjunction with its investment in UB Orangeburg, LLC ("Orangeburg") (see note 5 in the accompanying consolidated financial statements).  The loan requires payments of principal and interest at a fair market value interest rate of 2.04% (6.19% contractual rate). The loan matures in October 2012.  The operating agreement for UB Orangeburg, LLC requires that the loan be refinanced and not repaid at maturity.  In July 2012, Orangeburg exercised its one time right under the first mortgage note to extend the mortgage for an additional five year term to October 1, 2017.  The Company is currently completing the documentation and expects to close the extension in October 2012.

In June 2012, the Company entered into a mortgage commitment to refinance an existing $3.8 million first mortgage payable secured by three of the Company's properties.  The new loan will have a term of seven years and require payments of principal and interest at the fixed rate of interest of approximately 4.6%.

In August 2012, a wholly-owned subsidiary of the Company completed the installation of a solar power system (the "Ferry Plaza System") at the Company's Ferry Plaza Shopping Center in Newark, New Jersey at a total cost of approximately $1.6 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $1.1 million from the Public Service Electric and Gas Company of New Jersey ("PSE&G"), through PSE&G's "Solar Loan Program".  The loan requires monthly payments of principal and interest at 11.3% per annum through its maturity date of August 31, 2027.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits that are expected to be generated by the System.  Most of the remaining cost of the System is expected to be funded by a renewable energy grant from the federal government.

As of September 6, 2012, the Company has approximately $58.1 million available to be drawn down under its two revolving credit facilities.

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity investment in the Midway Shopping Center L.P. ("Midway") and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, "Investments in and Advances to Unconsolidated Joint Ventures" in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the nine months ended July 31, 2012, the Company paid approximately $5.3 million for property improvements, tenant improvement and leasing commission costs (approximately $2.5 million representing recurring property improvements and approximately $2.8 million related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $1.6 million for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2012. These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions and Significant Property Transactions

In December 2011, a subsidiary of the Company acquired Eastchester for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The mortgage matured and was repaid at maturity in March 2012.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Facility.

In March 2012, the Company acquired an approximate 2% interest in Orangeburg, a newly formed limited liability company in which the Company is the sole managing member.  Orangeburg acquired, by contribution, a 74,000 square foot shopping center in Orangeburg, New York, at its estimated fair value of $16.0 million and the assumption of an existing first mortgage loan on the property at its estimated fair value of $7.4 million bearing interest at a fixed rate of 2.04% (6.19% contractual rate).  The Company's net investment in Orangeburg amounted to $186,000.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  The Company incurred $211,000 in acquisition costs in conjunction with this purchase.

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years.  The Company's current non-core properties consist of two distribution service facilities (both of which are located outside of the northeast region of the United States).

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company's ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At July 31, 2012, the two remaining non-core properties have a net book value of approximately $561,000.

Funds from Operations
The Company considers Funds from Operations ("FFO") to be an additional measure of an equity REIT's operating performance.  The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net income (computed in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")) excluding gains or losses from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with U.S. GAAP to FFO for each of the three and nine months ended July 31, 2012 and 2011 (amounts in thousands).

	Nine Months Ended July 31,		Three Months Ended July 31
	2012	2011	2012	2011
Net Income Applicable to Common and Class A Common Stockholders	$11,385	$14,764	$4,221	$4,249

Real property depreciation	9,841	9,153	3,332	3,092
Amortization of tenant improvements and allowances	2,261	1,811	666	570
Amortization of deferred leasing costs	363	391	112	120
Loss on sale of property	88	-	88	-
Depreciation and amortization on unconsolidated joint ventures	743	488	116	165
Funds from Operations Applicable to Common and Class A Common Stockholders	$24,681	$26,607	$8,535	$8,196

Net Cash Provided by (Used in):
Operating Activities	$39,502	$33,088	$14,429	$11,442
Investing Activities	$(9,320)	$(20,761)	$(1,487)	$(2,711)
Financing Activities	$(29,760)	$(26,190)	$(12,065)	$(8,630)

FFO amounted to $24.7 million in the first nine months of fiscal 2012 compared to $26.6 million in comparable period of fiscal 2011.  The net decrease in FFO is attributable, among other things, to: a) the Company recording lease termination income in the first three months of fiscal 2011 in the amount of $2.99 million relating to a lease termination of a former tenant at the Company's Meriden property; b) an increase in interest expense as a result of the Company assuming $16 million in mortgage debt on acquisitions completed between July of fiscal 2011 and July 31, 2012; and; c) placing a new $28 million mortgage on a previously unencumbered property in February of 2012; offset by: an increase from the net operating income relating to property acquisitions totaling $52.8 million in the last quarter of fiscal 2011 and first nine months of fiscal 2012.

FFO amounted to $8.5 million in the third quarter of fiscal 2012 compared to $8.2 million in comparable period of fiscal 2011.  The net increase in FFO is attributable, among other things, to: an increase from the net operating income relating to property acquisitions totaling $52.8 million in the last quarter of fiscal 2011 and first nine months of fiscal 2012; offset by an increase in interest expense as a result of the Company assuming $16 million in mortgage debt on acquisitions completed between April of fiscal 2011 and July 31, 2012 and placing a new $28 million mortgage on a previously unencumbered property in February of 2012.

Results of Operations

The following information summarizes the Company's results of operations for the nine month and three month periods ended July 31, 2012 and 2011 (amounts in thousands):

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2012	2011	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$50,984	$48,100	$2,884	6.0%	$2,295		$589
Recoveries from tenants	15,359	16,042	(683)	(4.3)%	523		(1,206)
Other income	1,805	1,567	238	15.2%	3		235

Operating Expenses
Property operating expenses	10,797	10,982	(185)	(1.7)%	364		(549)
Property taxes	11,229	10,853	376	3.5%	443		(67)
Depreciation and amortization	12,508	11,386	1,122	9.9%	639		483
General and administrative expenses	5,655	5,579	76	1.4%	n/	a	n/	a

Other Income/Expenses
Interest expense	6,637	5,858	779	13.3%	253		526
Interest, dividends and other investment income	672	635	37	5.8%	n/	a	n/	a

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2012	2011	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$17,127	$15,986	$1,141	7.1%	$916		$225
Recoveries from tenants	5,229	5,278	(49)	(0.9)%	168		(217)
Other income	710	554	156	28.2%	1		155

Operating Expenses
Property operating expenses	3,642	3,319	323	9.7%	115		208
Property taxes	3,775	3,628	147	4.1%	152		(5)
Depreciation and amortization	4,125	3,793	332	8.8%	217		115
General and administrative expenses	1,847	1,848	(1)	(0.1)%	n/	a	n/	a

Other Income/Expenses
Interest expense	2,317	2,051	266	13.0%	13		253
Interest, dividends and other investment income	223	216	7	3.2%	n/	a	n/	a

Revenues
Base rents increased by 6.0% to $51.0 million for the nine month period ended July 31, 2012 as compared with $48.1 million in the comparable period of 2011. Base rents increased 7.1% to $17.1 million for the three months ended July 31, 2012 as compared with $16.0 million in the comparable period of 2011. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2011 and first three quarters of fiscal 2012, the Company purchased three properties and formed a joint venture that it consolidates totaling approximately 231,500 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the nine month period ended July 31, 2012.

Properties Held in Both Periods:

The net increase in base rents for properties held during the nine month and three month periods ended July 31, 2012 compared to the same periods in fiscal 2011 was a result of increases in rental rates on in place leases and new leases entered into in the last quarter of fiscal 2011 and the first three quarters of fiscal 2012.  In addition, the positive variance in base rents in the nine months ended July 31, 2012 when compared to the corresponding period of 2011 was further increased as a result of a decrease in bad debt expense in the amount of $286,000, which offsets base rent income on the consolidated statement of income.  In fiscal 2012, the Company leased or renewed approximately 513,000 square feet (or approximately 11.6% of total consolidated property leasable area).  At July 31, 2012, the Company's core properties were approximately 91% leased, an increase of 0.55% from the end of fiscal 2011.  Overall core property occupancy remained relatively unchanged from the end of fiscal 2011 at 89.8%.

In the nine month period ended July 31, 2012, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $1,206,000.  This net decrease was a result of lower operating expenses at its properties held in both periods and some credits given to tenants at some properties in settlements of prior period billing disputes.  In the three month period ended July 31, 2012, recoveries from tenants for properties owned in both periods decreased by a net $217,000.  This net decrease was a result of credits given to tenants at some properties in settlements of prior period billing disputes offset by a slight increase in operating expenses.

Expenses
Property operating expenses for properties held in the nine month period ended July 31, 2012 decreased by $549,000.  This decrease was predominantly caused by a reduction of snow removal costs of $1,438,000 when compared with the prior corresponding period.  This decrease was offset by an increase in parking lot, building roof and building repair costs in the same period.  In the three month period ended July 31, 2012, property operating expenses for properties owned in both periods increased by a net $208,000.  This net increase was a result of costs associated with parking lot, building roof and building repairs when compared to the corresponding period of the prior year.

Real estate taxes for properties held in both periods were relatively unchanged in both the nine month and three month periods ended July 31, 2012.

Interest expense for properties held in the nine month and three month periods ended July 31, 2012 when compared with the prior corresponding periods increased by $526,000 and $253,000, respectively.  This increase was a result of the Company placing a $28 million mortgage on a formerly unencumbered property in February 2012.

Depreciation and amortization expense from properties held in the nine month and three month periods ended July 31, 2012 when compared with the corresponding prior periods increased by $483,000 and $115,000, respectively.  The increase in both periods was a result of depreciation relating to tenant improvements completed in fiscal 2011 and the first quarter of fiscal 2012 and an increase in tenant improvement costs written off for tenants that vacated the portfolio in the first three quarters of fiscal 2012.

General and administrative expenses increased in the nine month period ended July 31, 2012 when compared to the corresponding prior period by a net $76,000.  The increase was primarily the result of an increase in compensation and benefit costs.  General and administrative expenses for the three months period ended July 31, 2012 was relatively unchanged when compared with the corresponding prior period.

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

Environmental Matters
Based upon management's ongoing review of its properties, management is not aware of any environmental condition with respect to any of the Company's properties that would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (a) the discovery of environmental conditions that were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which could adversely affect the Company's financial condition and results of operations.

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

As of July 31, 2012, the Company had $21.9 million in outstanding variable rate (based on LIBOR) debt.  In July 2010 the Company entered into an interest rate swap derivative financial instrument with BNY Mellon to fix the interest rate on $11.6 million (of the $21.9 million mentioned in the preceding sentence) of variable rate debt at 1.22% (2.07% total when including the 0.85% interest rate spread required under the Facility) until January 2, 2013.

The Company may seek additional variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 5.5% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Changes in Internal Controls
During the quarter ended July 31, 2012, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares in the aggregate of Common Stock, Class A Common Stock, Series C Preferred Stock or Series D Preferred Stock. There were no purchases of either Common, Class A Common Stock or Preferred Stock under the Program during any month in the quarter ended July 31, 2012 and there is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 771,822 shares, in the aggregate, may yet be purchased under the Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 7, 2012	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.