Form 10-K
period 2012-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2013-01-11
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-12803

URSTADT BIDDLE PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 863-8200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Class A Common Stock, par value $.01 per share	New York Stock Exchange

8.50% Series C Senior Cumulative Preferred Stock	New York Stock Exchange

7.50% Series D Senior Cumulative Preferred Stock	New York Stock Exchange

7.125% Series F Cumulative Preferred Stock	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes □	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes □	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. □

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □	Smaller reporting company □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes □	No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2012 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share $43,230,089; Class A Common Shares, par value $.01 per share $393,375,768.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 10, 2013 (latest date practicable): 9,029,415 Common Shares, par value $.01 per share, and 23,523,980 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 21, 2013 (certain parts as indicated herein) (Part III).

PART I
Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements can generally be identified by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to; economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company's properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC").

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

Description of Business

The Company's sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  The Company's core properties consist principally of neighborhood and community shopping centers, five office buildings and one office/retail mixed-use property.  The remaining properties consist of two industrial properties.  The Company seeks to identify desirable properties for acquisition, which it acquires in the normal course of business.  In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

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

At October 31, 2012, the Company owned or had equity interests in fifty-four properties comprised of neighborhood and community shopping centers, office buildings, office/retail mixed use and industrial facilities located in seven states throughout the United States, containing a total of 4.9 million square feet of gross leasable area ("GLA").  For a description of the Company's individual investments, see Item 2 – Properties.

Investment and Operating Strategy

The Company's investment objective is to increase the cash flow and consequently the value of its properties.  The Company seeks growth through (1) the strategic re-tenanting, renovation and expansion of its existing properties, and (2) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in its targeted geographic region.  The Company may also invest in other types of real estate in the targeted geographic region. For a discussion of key elements of the Company's growth strategies and operating policies, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

When evaluating potential acquisitions, the Company considers such factors as (1) economic, demographic, and regulatory conditions in the property's local and regional market; (2) the location, construction quality, and design of the property; (3) the current and projected cash flow of the property and the potential to increase cash flow; (4) the potential for capital appreciation of the property; (5) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (6) the occupancy and demand by tenants for properties of a similar type in the market area; (7) the potential to complete a strategic renovation, expansion or re-tenanting of the property; (8) the property's current expense structure and the potential to increase operating margins; and (9) competition from comparable properties in the market area.

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

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties.  Of the fifty-four properties the Company owns or has an equity interest in, fifty-two properties (three of which are accounted for under the equity method of accounting) are considered core properties, consisting of forty-six retail properties, five office buildings (including the Company's executive headquarters) and one mixed use office/retail property.  At October 31, 2012, these properties contained in the aggregate 4.4 million square feet of GLA. The Company's core properties collectively had 636 tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2012, the forty-nine consolidated core properties were 89.2% leased.  At October 31, 2012, the Company had equity investments in three core properties, which it does not consolidate; those properties were approximately 96.4% leased.  The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2012, no single tenant comprised more than 8.7% of the total annual base rents of the Company's core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2012.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	5	8.7%
TJX Companies	6	4.4%
Bed Bath & Beyond	3	4.1%
Big Y	3	3.2%
A&P Supermarkets	3	2.9%
Staples	4	2.7%
CVS	5	2.5%
Toys R Us	2	2.1%
BJ's	1	1.7%
ShopRite	2	1.5%
	34	33.8%

See Item 2 – Properties for a complete list of the Company's core properties.

The Company's single largest real estate investment is its general and limited partnership interests in the Ridgeway Shopping Center ("Ridgeway").  In December of 2010 and January of 2011, the Company and a wholly owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Stamford property for $7.4 million.  As a result of this transaction, the Company now has a 100% ownership interest in the property.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 350,000 square feet of GLA.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2012, Ridgeway revenues represented approximately 14% of the Company's total revenues and approximately 11% of the Company's total assets at October 31, 2012. As of October 31, 2012, Ridgeway was 99% leased. The property's largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath and Beyond (14%) and Marshall's Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2012 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent (%)
2013	8	18,846	$691,743	7%
2014	3	5,958	224,145	2%
2015	4	40,740	893,376	9%
2016	1	3,242	106,980	1%
2017	3	61,196	2,071,720	20%
2018	7	119,649	3,691,052	36%
2019	1	2,950	96,706	1%
2020	1	2,350	102,225	1%
2021	1	42,700	826,195	8%
2022	5	28,899	1,060,830	10%
Thereafter	2	21,372	457,846	5%

Total	36	347,902	$10,222,818	100%

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

At October 31, 2012, the Company's non-core properties consisted of two industrial facilities in St. Louis, Missouri and Dallas, Texas with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2012.  The two industrial facilities consist of automobile and truck parts distribution warehouses.  The facilities are net leased to Chrysler Group, LLC under lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.  For the fiscal years ended October 31, 2012, 2011, and 2010 revenues billed and collected under the above leases amounted to approximately $1,565,000, $1,546,000 and $1,761,000 respectively.

At October 31, 2012, the Company also held one fixed rate first mortgage note receivable, secured by a shopping center, with a net book value of $898,000.  We anticipate the mortgage note will be repaid at maturity on January 15, 2013.

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

Matters Relating to the Real Estate Business

The Company is subject to certain business risks arising in connection with owning real estate which include, among others, (1) the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants, (2) the possibility that such tenants will not renew their leases as they expire, (3) vacated anchor space affecting an entire shopping center because of the loss of the departed anchor tenant's customer drawing power, (4) risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates, (5) potential liability for unknown or future environmental matters, and (6) the risk of uninsured losses. Unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants.  The Company believes that its shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by grocery stores, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods. For a discussion of various business risks, see Item 1A – Risk Factors.

Compliance with Governmental Regulations

The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations.  Although potential liability could exist for unknown or future environmental matters, the Company believes that its tenants are operating in accordance with current laws and regulations.

Competition

The real estate investment business is highly competitive.  The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, the Company's properties are subject to local competitors from the surrounding areas.  The Company's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where the Company's retail properties are located.  In addition, the retail industry is seeing greater competition from internet retailers who do not need to establish "brick and mortar" locations for their businesses. This reduces the demand for traditional retail space in shopping centers like ours and other grocery anchored shopping center properties.  The Company's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing space to prospective tenants is generally determined on the basis of, among other things, rental rates, location, and physical quality of the property and availability of space.

The Company does not consider its real estate business to be seasonal in nature.

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties.  The Company's remaining non-core industrial properties are net leased to tenants under lease arrangements whereby the tenant is obligated to manage the property.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  It occupies approximately 10,000 square feet in a two-story office building owned by the Company. The Company has 39 employees and believes that its relationship with its employees is good.

Company Website

All of the Company's filings with the SEC, including the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge at the Company's website at www.ubproperties.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  These filings can also be accessed through the SEC's website at www.sec.gov.

Code of Ethics and Whistleblower Policy

The Company's Board of Directors has adopted a Code of Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Financial Officer and Controller.  The Board also adopted a Code of Business Conduct and Ethics applicable to all employees as well as a "Whistleblower Policy". These are available free of charge by contacting the Company.

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  For the year ended October 31, 2012, approximately 87% of our total revenues were from properties located in these four counties. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our core properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2012, Ridgeway revenues represented approximately 14% of the Company's total revenues and approximately 11% of the Company's total assets at October 31, 2012.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

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

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.  We have incurred, and expect to continue to incur, indebtedness to advance our objectives. The only restrictions on the amount of indebtedness we may incur are certain contractual restrictions and financial covenants contained in our unsecured revolving credit agreement and certain financial ratios and covenants contained in the terms of our Series C preferred stock.   Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased return on our investment, but at the same time creates risks.  We use debt to fund investments only when we believe it will enhance our risk-adjusted returns.  However, we cannot be sure that our use of leverage will prove to be beneficial.  Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations.  Incurring substantial debt may adversely affect our business and operating results by:

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

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and failure to comply could result in defaults that accelerate the payment under our debt.  Our unsecured revolving credit agreement contains financial and other covenants which may limit our ability, without our lenders' consent, to engage in operating or financial activities that we may believe desirable.  Our mortgage notes payable contain customary covenants for such agreements including, among others, provisions:

•	relating to the maintenance of the property securing the debt;
•	restricting our ability to assign or further encumber the properties securing the debt; and
•	restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.

Our unsecured revolving credit facility contains, among others, provisions restricting our ability to:

•	permit unsecured debt to exceed $150 million;
•	create certain liens;
•	increase our overall secured and unsecured borrowing beyond certain levels;
•	consolidate, merge or sell all or substantially all of our assets;
•	permit secured debt to be more than 35% of gross asset value, as defined in the agreement; or
•	permit unsecured indebtedness to exceed, excluding preferred stock, 50% of eligible real estate asset value as defined in the agreement.

In addition, the unsecured revolving credit facility's covenants (i) limit the amount of debt we may incur, excluding preferred stock, as a percentage of gross asset value, as defined in the agreement, to less than 55% (leverage ratio), (ii) require earnings before interest, taxes, depreciation and amortization to be at least 175% of fixed charges, (iii) require net operating income from unencumbered properties to be at least 200% of unsecured interest expenses. (iv) require not more than 15% of gross asset value, as defined in the agreement, to be attributable to the Company's pro rata share of the value of unencumbered properties owned by non-wholly owned subsidiaries or unconsolidated joint ventures, and (v) require at least 10 un-mortgaged properties in the unencumbered asset pool.

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

Our access to debt or equity capital depends on a number of factors, including the general state of the capital markets, the market's perception of our growth potential, our ability to pay dividends, and our current and potential future earnings.  Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

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

Prior to the acquisition of any property and from time to time thereafter, we obtain Phase I environmental reports and, when deemed warranted, Phase II environmental reports concerning the Company's properties. Management is not aware of any environmental condition with respect to any of our property interests that we believe would be reasonably likely to have a material adverse effect on the Company.  There can be no assurance, however, that (a) the discovery of environmental conditions that were previously unknown, (b) changes in law, (c) the conduct of tenants, or (d) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future.  Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman and Chief Executive Officer, who beneficially owns 47.2% of our outstanding Common Stock and 0.1% of our outstanding Class A common stock as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 41.7% of our outstanding voting interests.  Together with Mr. Urstadt, Mr. Biddle, our President and the other directors and executive officers, as a group, hold approximately 66.2% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A common stock.  The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

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

In addition, we are subject to various provisions of Maryland law that impose restrictions and require affected persons to follow specified procedures with respect to certain takeover offers and business combinations, including combinations with persons who own 10% or more of our outstanding shares.  These provisions of Maryland law could delay, defer or prevent a transaction or a change of control that our stockholders might deem to be in their best interests.  Furthermore, shares acquired in a control share acquisition have no voting rights, except to the extent approved by the affirmative vote of two-thirds of all votes entitled to be cast on the matter, excluding all interested shares.  Under Maryland law, "control shares" are those which, when aggregated with any other shares held by the acquiror, allow the acquiror to exercise voting power within specified ranges.  The control share provisions of Maryland law also could delay, defer or prevent a transaction or a change of control which our stockholders might deem to be in their best interests.  As permitted by Maryland law, our charter and bylaws provide that the "control shares" and "business combinations" provisions of Maryland law described above will not apply to acquisitions of those shares by Mr. Charles J. Urstadt or Mr. Willing L. Biddle or to transactions between the Company and Mr. Urstadt or Mr. Biddle or any of their respective affiliates.  Consequently, unless such exemptions are amended or repealed, we may in the future enter into business combinations or other transactions with Mr. Urstadt, Mr. Biddle or any of their respective affiliates without complying with the requirements of Maryland anti-takeover laws.  In view of the common equity securities controlled by Mr. Charles J. Urstadt, Mr. Urstadt may control a sufficient percentage of the voting power of our common equity securities to effectively block approval of any proposal which requires a vote of our stockholders.

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

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                           Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2012.  Except as otherwise noted, all core properties are 100% owned by the Company.
	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT	1997	1950	2002	350,000	13.6	36	99	Stop & Shop Supermarket
Springfield, MA	1996	1970	1970	328,000	26.0	28	88	Big Y Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	21	76	Big Y Supermarket
Stratford, CT	1988	1978	2005	273,000	29.0	17	95	Stop & Shop Supermarket
Scarsdale, NY (1)	2004	1958	2010	247,000	14.0	31	100	ShopRite Supermarket
New Milford, CT	2002	1972	2010	231,000	20.0	10	92	Walmart
Yorktown, NY	1997	1973	2005	200,000	16.4	8	62	Staples
Danbury, CT	-	1989	1995	194,000	19.3	21	98	Christmas Tree Shops
White Plains, NY	1994	1958	2003	191,000	3.5	9	65	Toys "R" Us
Carmel, NY (2)	2006	1971	2010	189,000	22.0	33	85	Hannaford Brothers
Ossining, NY	2000	1978	1998	137,000	11.4	24	97	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26.0	24	92	Home Goods
Carmel, NY	1999	1983	1995	129,000	19.0	16	95	ShopRite Supermarket
Newark, NJ (3)	-	1995	2008	108,000	8.4	13	87	Pathmark
Wayne, NJ	1992	1959	1992	102,000	9.0	42	94	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	7	94	Savers
Darien, CT	1992	1955	1998	96,000	9.5	18	86	Stop & Shop Supermarket
Emerson, NJ	-	1981	2007	93,000	7.0	15	89	ShopRite Supermarket
New Milford, CT	-	1966	2008	81,000	7.6	4	90	Big Y Supermarket
Somers, NY	-	1991	1999	80,000	10.8	30	87	CVS
Orange, CT	-	1990	2003	77,000	10.0	9	83	Trader Joe's Supermarket
Orangeburg, NY (4)	-	1966	2012	74,000	10.6	27	94	CVS
New Milford, CT	-	2003	2011	72,000	8.8	8	90	TJ Maxx
Eastchester, NY	2002	1978	1997	70,000	4.0	14	100	A&P Fresh
Fairfield, CT	-	1995	2011	63,000	7.0	3	100	Marshall's
Ridgefield, CT	1999	1930	1998	52,000	2.1	32	76	Keller Williams
Westport, CT	-	1986	2003	40,000	3.0	7	80	Pier One Imports
Rye, NY	-	Various	2004	39,000	1.0	19	90	Cosi
Briarcliff Manor, NY	-	1975	2001	38,000	1.0	16	77	Dress Barn
Danbury, CT	-	1988	2002	33,000	2.7	5	100	Chuck E Cheese
Ossining, NY	2001	1981	1999	29,000	4.0	4	100	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	23	86	Squires
Pelham, NY	-	1975	2006	26,000	1.0	9	97	Gristede's Supermarket
Queens, NY	-	1960	2006	26,000	1.0	13	94	Various
Eastchester, NY	-	1963	2012	24,000	2.1	2	68	CVS
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100	RiteAid
Somers, NY	-	1987	1992	19,000	4.9	11	95	Putnam County Savings Bank
Monroe, CT	-	2005	2007	10,000	2.0	6	100	Starbucks

Office Properties and Bank Branches
Greenwich, CT	-	various	various	59,000	2.8	16	90	Prescott Investors
Bronxville and Yonkers, NY	-	1960	2008 & 2009	22,000	0.7	4	88	People's United Bank, JP Morgan Chase
				4,403,000		636

(1)  Two wholly owned subsidiaries of the Company own an 11.642% economic ownership interest in Midway.  The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property.

(2) A wholly owned subsidiary of the Company has a 66.67% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.

(3) A wholly owned subsidiary of the Company is the sole general partner of a partnership that owns this property (84% Ownership Interest)

(4) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (2% Ownership Interest)

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

At October 31, 2012, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2012.

The following table sets forth information concerning each non-core property at October 31, 2012.  The non-core properties are 100% owned by the Company.

Location	Year Renovated	Year Completed	Year Acquired	Rentable Square Feet	Acres	# of Tenants	Leased	Principal Tenant

Dallas, TX	1989	1970	1970	255,000	14.5	1	100%	Chrysler Group, LLC

St. Louis, MO	2000	1970	1970	192,000	16.0	1	100%	Chrysler Group, LLC

				447,000		2

Total Portfolio				4,850,000		638

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated core and non-core properties for leases in place as of October 31, 2012, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Leased Square Feet
2013 (1)	108	288,548	$6,108,441	9%
2014	77	382,055	6,046,800	9%
2015	69	422,762	8,415,053	12%
2016	59	289,404	6,528,591	10%
2017	67	830,089	10,123,833	15%
2018	33	412,517	7,832,075	12%
2019	36	165,482	3,056,977	5%
2020	26	178,637	2,987,895	4%
2021	32	202,858	4,534,107	7%
2022	36	298,273	5,567,459	8%
Thereafter	30	535,879	6,382,116	9%

Total	573	4,006,504	$67,583,347	100%

(1)	Represents lease expirations from November 1, 2012 to October 31, 2013 and month-to-month leases.

Item  3.                          Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings.  There are no material legal proceedings presently pending against the Company.

Item 4.                          Mine Safety Disclosures.

Not Applicable

PART II

Item 5.                          Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity  Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA," respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2012 and 2011 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2012		Fiscal Year Ended October 31, 2011
	Low	High	Low	High
First Quarter	$15.50	$19.06	$15.64	$17.25
Second Quarter	$17.76	$19.90	$15.18	$16.99
Third Quarter	$16.99	$19.39	$15.90	$17.87
Fourth Quarter	$17.79	$19.81	$13.71	$17.12

Class A Common shares:	Fiscal Year Ended October 31, 2012		Fiscal Year Ended October 31, 2011
	Low	High	Low	High
First Quarter	$15.61	$19.75	$18.40	$19.97
Second Quarter	$18.44	$20.15	$18.12	$20.05
Third Quarter	$17.45	$19.98	$17.46	$19.56
Fourth Quarter	$18.88	$20.78	$15.31	$18.23

(b) Approximate Number of Equity Security Holders

At December 31, 2012 (latest date practicable), there were 749 shareholders of record of the Company's Common Stock and 743 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2012 and 2011:

	Common Shares			Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion
January 20, 2012	$.225	$.124	$.101	$.2475	$.137	$.1105
April 20, 2012	$.225	$.124	$.101	$.2475	$.137	$.1105
July 20, 2012	$.225	$.124	$.101	$.2475	$.137	$.1105
October 19, 2012	$.225	$.124	$.101	$.2475	$.137	$.1105
	$.90	$.496	$.404	$.99	$.548	$.442

	Common Shares			Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion
January 21, 2011	$.2225	$.1655	$.057	$.245	$.182	$.063
April 15, 2011	$.2225	$.1655	$.057	$.245	$.182	$.063
July 15, 2011	$.2225	$.1655	$.057	$.245	$.182	$.063
October 21, 2011	$.2225	$.1655	$.057	$.245	$.182	$.063
	$.89	$.662	$.228	$.98	$.728	$.252

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2012, the Company made distributions to stockholders aggregating $0.90 per Common share and $0.99 per Class A Common share. On December 12, 2012, the Company's Board of Directors approved the payment of a quarterly dividend payable January 18, 2013 to stockholders of record on January 4, 2013. The quarterly dividend rates were declared in the amounts of $0.2250 per Common share and $0.25 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2012, 1,179,903 shares of Common Stock and 220,192 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

In a prior year, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock in the aggregate.  In addition the Board of Directors amended the Program to allow the Company to repurchase shares of the Company's Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  There were no repurchases in the fiscal year ended October 31, 2012 and October 31, 2011.  As of October 31, 2012, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the program. The Company has not yet repurchased any Preferred Stock under the Program.

The following table sets forth the shares repurchased by the Company during the three-month period ended October 31, 2012:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
August 1, 2012 – August 31, 2012	-	-	-	771,822
September 1, 2012 – September 30, 2012	-	-	-	771,822
October 1, 2012 – October 31, 2012	-	-	-	771,822

Item 6.                          Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2012	2011	2010	2009	2008
Balance Sheet Data:
Total Assets	$724,243	$576,264	$557,053	$504,539	$506,117

Revolving Credit Lines	$11,600	$41,850	$11,600	$-	$5,100

Mortgage Notes Payable and Other Loans	$143,236	$118,135	$118,202	$116,417	$104,954

Redeemable Preferred Stock	$21,510	$96,203	$96,203	$96,203	$96,203

Operating Data:
Total Revenues	$91,295	$91,011	$85,149	$82,727	$80,856

Total Expenses and payments to noncontrolling interests	$63,789	$60,612	$58,211	$55,645	$52,649

Net income attributable to Urstadt Biddle Properties Inc.	$28,260	$31,643	$27,542	$27,743	$28,525

Per Share Data:
Basic Earnings Per Share:
Class A Common Stock	$.47	$.68	$.58	$.60	$.66
Common Stock	$.43	$.62	$.53	$.55	$.60

Diluted Earnings Per Share:
Class A Common Stock	$.46	$.66	$.57	$.59	$.64
Common Stock	$.41	$.60	$.52	$.54	$.58

Cash Dividends Paid on:
Class A Common Stock	$.99	$.98	$.97	$.96	$.95
Common Stock	$.90	$.89	$.88	$.87	$.86

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$52,504	$46,548	$45,156	$42,611	$44,997

Investing Activities	$(10,778)	$(42,351)	$(51,179)	$(3,095)	$(33,694)

Financing Activities	$31,837	$(15,343)	$11,358	$(30,840)	$(13,857)

Funds from Operations (Note 1)	$30,627	$34,453	$30,053	$30,108	$30,444

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance.  However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled  measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.

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

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2012, the Company owned or had equity interests in 54 properties containing a total of 4.9 million square feet of GLA of which approximately 91% was leased.  Included in the 54 properties are equity interests in three unconsolidated joint ventures at October 31, 2012.  These joint ventures were approximately 96% leased.  The Company has paid quarterly dividends to its shareholders continuously since our founding in 1969 and has increased the level of dividend payments to its shareholders for 19 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in fiscal 2013, expects that it may continue to experience a higher level of vacancies, relative to the Company's historical norm, at some of its shopping centers and a lengthening in the time required for releasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather any difficulties it might encounter.  The Company currently has 447,000 square feet of vacant space in its property portfolio.  Of this vacant space, 235,000 square feet, or 53% of the Company's vacant space, is located in five properties that have been more difficult to lease or are in various stages of redevelopment.  Management is confident that the strategy it has in place for each of these five properties will allow the vacant spaces to be leased and the properties to operate more efficiently within the next twelve to twenty-four months.  Of the 235,000 square feet vacant in these five properties, the Company:

•	Has leased subsequent to year end 6,000 square feet, (1.39% of the Company's vacant space)
•	Has 16,500 square feet of leases ready to be executed (3.82% of the Company's vacant space)
•	Is currently in negotiations on new leases for approximately 130,000 square feet (29% of the Company's vacant space)

Once these leases are executed our leased rate will increase by approximately 4%.  Income from such leases should accrue to our earnings sometime in fiscal 2013 or fiscal 2014.  The Company has a strong capital structure with only $3.2 million in secured debt maturing in the next 12 months. Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2011 and 2012, the Company's financial data, excluding the one time lease termination income in fiscal 2011, shows increases in total revenues and expenses from period to period.

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

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under accounting principles generally accepted in the United States of America ("GAAP") have been met.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance are subject to revision as these factors change and are sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at October 31, 2012.

Liquidity and Capital Resources
In October 2012, the Company completed two equity offerings and raised approximately $173 million in capital.  Through October 31, 2012 and in the subsequent period to the date of this report the Company has used approximately $16.3 million to repay outstanding variable rate and fixed rate mortgage debt that matured and used approximately $81 million in connection with the repurchase of a portion of the Company's Series C Senior Cumulative Preferred Stock and the redemption of all of its outstanding Series E Senior Cumulative Preferred Stock.  In addition, the Company is planning on redeeming the remaining Series C Cumulative Preferred Stock when it is able to in May of 2013.  Subsequent to year end the Company used approximately $24.7 million and is committed to use an additional $34 million in proceeds from the aforementioned stock offerings to purchase income producing commercial real estate.  See note 16, included in the Company's financial statements in Item 8 for more information.

At October 31, 2012, the Company had unrestricted cash and cash equivalents of $78.1 million compared to $4.5 million at October 31, 2011.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a very conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 30% and a very strong fixed charge coverage ratio of over 2.2 to 1, which we believe will allow the Company to obtain additional secured mortgage borrowings if necessary.  The Company has $3.2 million of fixed rate debt coming due in fiscal 2013, which it plans to repay with available cash or borrowings on its lines of credit.  At October 31, 2012, the Company had loan availability of $68.4 million on its unsecured revolving line of credit. In addition, $11.6 million in borrowings on the Company's unsecured revolving credit facility were loaned to the Company's Midway unconsolidated joint venture investment.  This loan was repaid in January 2013 when Midway completed the refinancing of its first mortgage.  The Company then re-paid the aforementioned $11.6 million borrowing on its unsecured line of credit, leaving a full un-drawn balance of $80 million available to the Company as of the date of this report.

The Company is currently experiencing a reduction of rental revenues at some of the Company's properties because of tenant vacancies.  Until these vacancies are re-leased and new tenants begin to pay rent, the Company's cash flow will continue to be negatively affected.  Currently the Company is paying approximately 90% of its funds from operations (excluding preferred stock redemption charges) out to shareholders in the form of common stock dividends.  Although the Company does not anticipate having to reduce its dividend on common stock, and has no plans to do so, a further significant decline in rental revenue, without a corresponding reduction in expenses, could lead the Company to conclude that it should reduce its common stock dividend until the dividend payout ratio returns to more conservative levels.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2013 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2012, 2011 and 2010, net cash flow provided by operations amounted to $52.5 million, $46.5 million and $45.2 million, respectively.  Cash dividends paid on common and preferred shares increased to $42.6 million in fiscal 2012 compared to $41.3 million in fiscal 2011 and $38.9 million in fiscal 2010.

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests, primarily grocery-anchored neighborhood and community shopping centers, provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.  Over the last several years, the entire retail commercial real estate industry has seen increased competition from Internet commerce, which has made it more difficult for certain types of "brick and mortar" businesses to compete, the result of which has been to reduce the tenant pool for retail commercial real estate owners like us.  The Company is aware of this threat and at this point does not believe it is material, but continues to monitor it.  If Internet commerce continues to erode the need for traditional retail stores it could make it more difficult for the Company to lease available space and the Company's future cash flow could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $52.5 million in fiscal 2012, compared to $46.5 million in fiscal 2011, and $45.2 million in fiscal 2010.  The changes in operating cash flows were primarily the result of:

Increase from fiscal 2011 to fiscal 2012:

 The addition of the net operating results of the Company's acquired properties in fiscal 2011 and fiscal 2012 and the collection of tenant receivables related to common area maintenance and real estate tax reimbursements by tenants.

Increase from fiscal 2010 to fiscal 2011:

 The addition of the net operating results of the Company's acquired properties in fiscal 2010 and fiscal 2011.

Investing Activities

Net cash flows used in investing activities was $10.8 million in fiscal 2012, $42.4 million in fiscal 2011 and $51.2 million in fiscal 2010. The change in investing cash flows was primarily the result of:

Decrease in cash used from fiscal 2011 to fiscal 2012:

The Company acquiring only two properties requiring $5.4 million in equity in fiscal 2012 versus acquisitions requiring $33.7 million in equity (including the purchase of noncontrolling interests) in fiscal 2011.

Decrease in cash used from fiscal 2010 to fiscal 2011:

The Company acquiring only $33.7 million in properties (including the purchase of noncontrolling interests) in fiscal 2011 versus $46.2 million (four properties) in properties in fiscal 2010, offset by the Company incurring $3.4 million more in improvements and deferred charges related to its properties in fiscal 2011 when compared with 2010.

The Company also invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $31.8 million in fiscal 2012 as compared with net cash used in financing activities in the amount of $15.3 million in fiscal 2011 and net cash provided by financing activities of $11.4 million in fiscal 2010.  The change in net cash provided (used) by financing activities was primarily attributable to:

Cash generated:

Fiscal 2012: (Total $259.1 million)
•	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $58.0 million.
•	Proceeds from mortgaging a previously unencumbered property in amount of $28.0 million.
•	Proceeds from the sale of 2.5 million shares of Class A Common stock in a follow-on public offering.
•	Proceeds from the sale of 5.175 million shares of a new Series of Redeemable Preferred Stock (Series F) in a public offering.

Fiscal 2011: (Total $32.5 million)
•	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $30.3 million.

Fiscal 2010: (Total $90.0 million)
•	Proceeds from Class A Common stock offering of $46.0 million.
•	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $44.0 million.

Cash used:

Fiscal 2012:  (Total $227.2 million)
•	Dividends to shareholders in the amount of $42.6 million.
•	Repayment of mortgage notes payable in the amount of $15.0 million.
•	Repayment of revolving credit line borrowings in the amount of $88.3 million.
•	Repurchase of shares of the Company's Series C and redemption of all of the Series E Senior Cumulative Preferred Stock in the combined amount of $81 million.

Fiscal 2011:  (Total $47.9 million)
•	Dividends to shareholders in the amount of $41.3 million.
•	Repayment of mortgage notes payable in the amount of $6.6 million.

Fiscal 2010:  (Total $78.7 million)
•	Dividends to shareholders in the amount of $38.9 million.
•	Repayment of revolving credit line borrowings in the amount of $32.4 million.
•	Repayment of mortgage notes payable in the amount of $7.4 million.

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

Financings and Debt

In October 2012, the Company sold 2,500,000 shares of Class A Common Stock in an underwritten follow-on common stock offering that raised net proceeds of $47.5 million and sold 5,175,000 shares of a new series of 7.125% Redeemable Preferred Stock (Series F) and raised additional proceeds of $125 million.  The Company used $16.3 million of the proceeds from the stock offerings to repay variable rate debt it had drawn for property acquisitions in fiscal 2012 and repaid a mortgage secured by one of the Company's properties when it matured.  In addition, the Company used approximately $81.3 million in connection with the repurchase of a portion of its Series C Senior Cumulative Preferred Stock and the redemption of all of the outstanding shares of the Series E Senior Cumulative Preferred Stock.

In September of fiscal 2012, the Company entered into a new $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  This new unsecured revolving credit facility replaced the Company's existing $50 million Unsecured Revolving Credit Agreement which was scheduled to mature in February of 2013.  The new Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2012.  In conjunction with the execution of the new Facility the Company terminated its existing $30 million secured revolving credit facility with Bank of New York Mellon.

During fiscal 2012, the Company borrowed a total of $8 million on its Facility to fund its equity for a property acquisition and to make an additional investment in one of its unconsolidated joint ventures; this amount was repaid in October 2012.

In October 2012, the Company repaid its first mortgage payable secured by its New Milford property in the amount of $8.3 million.

In August 2012, a wholly owned subsidiary of the Company completed the installation of a solar power system (the "Ferry System") at the Company's Ferry Plaza Shopping Center in Newark, New Jersey at a total cost of approximately $1.7 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $1.1 million from The Public Service Electric and Gas Company of New Jersey ("PSE&G"), through PSE&G's "Solar Loan Program II".  The loan requires monthly payments of principal and interest at 11.3% per annum through its maturity date of August 31, 2027.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits ("SREC's") that are expected to be generated by the Ferry System.  The remaining cost of the Ferry System was funded by a renewable energy grant from the federal government.

In March 2012, the Company assumed a first mortgage payable in the amount of $7.4 million in conjunction with its investment in UB Orangeburg, LLC ("Orangeburg").  Subsequent to the assumption, Orangeburg extended the loan with the current lender for an additional five years at an interest rate of 2.78%.  The loan now matures in October 2017.  The operating agreement for Orangeburg requires that the loan be refinanced and not repaid at maturity.

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

In December 2011 (fiscal 2012), the Company, through a wholly owned subsidiary, assumed a first mortgage payable secured by Eastchester Plaza with an estimated fair value of approximately of $3.6 million.  The mortgage matured in April 2012 and was repaid.

In fiscal 2011, the Company borrowed a total of $25.5 million on its Facility to fund its equity in two property acquisitions, its additional investment in UB Ironbound, L.P., and capital and tenant improvements relating to some of its properties.

In fiscal 2011, the Company borrowed $800,000 on the Facility to fund an additional debt investment in the Midway Shopping Center L.P., which the partnership used to fund tenant improvements.

In fiscal 2011, the Company, through a wholly owned subsidiary, assumed a first mortgage payable with an estimated fair value of approximately $5.0 million in conjunction with its purchase of the Fairfield Plaza Shopping Center.  The mortgage requires payments of principal and interest at a fixed rate of interest of 5.0% with a maturity of August 2015.

In fiscal 2011, the Company repaid, at maturity, its first mortgage payable secured by its Carmel, New York property in the amount of $4.0 million.

During fiscal 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the "Emerson System") at the Company's Emerson Shopping Center in Emerson, New Jersey at a total cost of approximately $1.2 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $819,000 from PSE&G, through PSE&G's "Solar Loan Program II". The loan requires monthly payments of principal and interest at 11.3% per annum through its maturity date of May 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with SREC's that are expected to be generated by the Emerson System.  Most of the remaining cost of the Emerson System was funded by a renewable energy grant from the federal government.

During fiscal 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the "Valley Ridge System") at the Company's Valley Ridge Shopping Center in Wayne, New Jersey at a total cost of approximately $1.1 million.  In conjunction with the solar installation the subsidiary of the Company financed a portion of the project with a loan in the amount of $726,000 from PSE&G, through PSE&G's "Solar Loan Program I".  The loan requires monthly payments of principal and interest at 11.11% per annum through its maturity date of January 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with SREC's that are expected to be generated by the Valley Ridge System.  Most of the remaining cost of the Valley Ridge System was funded by a renewable energy grant from the federal government.

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

In fiscal 2010, the Company assumed a first mortgage payable with an estimated fair value of approximately $9.2 million in conjunction with its purchase of the New Milford Plaza Shopping Center.  The mortgage was repaid in October of 2012.

During fiscal 2010 the Company borrowed $44.0 million on its Facility to fund its equity in two property acquisitions and two investments in real estate joint ventures accounted for under the equity method of accounting.  In September 2010, the Company repaid $32.4 million of those borrowings with proceeds from its sale of Class A common stock.

During 2010, the Company entered into to a derivative financial instrument contract with BNY Mellon as the counterparty.  The terms of that contract allowed the Company to "swap" a variable interest rate of Eurodollar plus 0.85% per annum for a total fixed rate of interest of 2.07% per annum on a notional amount of $11.6 million.  The swap expired on January 1, 2013.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans in the amount of $143.2 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.6% at October 31, 2012. The mortgage loans are secured by 12 properties with a net book value of $220 million and have fixed rates of interest ranging from 2.8% to 11.3%.  The Company made principal payments of $15.0 million (including the repayment of $11.8 million in mortgages that matured) in fiscal 2012 compared to $6.6 million (including the repayment of $4.0 million in mortgages that matured) in fiscal 2011 and $7.4 million (including the repayment of $5.2 million in mortgages that matured) in fiscal 2010.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

Contractual Obligations

The Company's contractual payment obligations as of October 31, 2012 were as follows (amounts in thousands):

Payments Due by Period

	Total	2013	2014	2015	2016	2017	Thereafter
Mortgage notes payable	$143,236	$6,091	$2,987	$7,607	$3,207	$52,763	$70,581
Revolving Credit Lines	11,600	-	-	-	-	11,600	-
Tenant obligations*	1,764	1,741	-	23	-	-	-
Total Contractual Obligations	$156,600	$7,832	$2,987	$7,630	$3,207	$64,363	$70,581

*Committed tenant-related obligations based on executed leases as of October 31, 2012.

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

Off-Balance Sheet Arrangements

The Company has three off-balance sheet investments in real estate properties including its 66.7% equity interest in the Putnam Plaza shopping center, its 11.642% equity investment in the Midway Shopping Center L.P., and its 20% economic interest in a partnership that owns a primarily retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 10, "Investments in and Advances to Unconsolidated Joint Ventures," included in the Company's financial statements in Item 8.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2012, the Company paid approximately $6.5 million for property improvements, tenant improvement and leasing commission costs.  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $1.8 million for anticipated capital and tenant improvements and leasing costs in fiscal 2013. These expenditures are expected to be funded from operating cash flows or bank borrowings.

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

In December 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center ("Eastchester") in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The mortgage matured in April 2012 and was repaid.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Company's unsecured revolving credit facility.

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

In December 2010 and January 2011, the Company and a wholly owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns the Stamford property for $7.4 million.  As a result of this transaction, the Company now has a 100% ownership interest in the property.

In December 2010, the Company reached a lease termination settlement ("Settlement") with a former tenant in its Meriden shopping center in Meriden, Connecticut. In accordance with the Settlement agreement, the prior tenant was released from all its obligations under the aforementioned lease in exchange for a settlement payment to the Company.  The Settlement agreement provides that the former tenant will pay the Company $3.3 million in 41 equal monthly payments of $80,000 and one final monthly payment of $20,000 without interest beginning on January 1, 2011.  The Company has recorded the lease termination in the consolidated statement of income for the fiscal year ended October 31, 2011 in the amount of $2,988,000, which amount represents the present value of the 42 payments due to the Company under the Settlement agreement at a discount rate of 5.75% per annum.  The Company will record the remaining $312,000 as interest income over the remaining payment term though June 1, 2014 in accordance with the effective yield method.

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

In April 2010, the Company, through a wholly owned subsidiary, acquired a 66.7% undivided equity interest in the Putnam Plaza Shopping Center in Carmel, New York for a net investment of $6.5 million including closing costs.  The remaining undivided interest in the property is owned by an unaffiliated investor.  Simultaneously to the acquisition, a $21 million non-recourse first mortgage payable was placed on the property.  In 2012 the existing mortgage was refinanced and the interest rate was lowered from 6.2% to 4.17%.  The loan requires payments of principal and interest based on a twenty-seven and one-half year amortization schedule.  The Company accounts for its investment in the Putnam Plaza joint venture under the equity method of accounting since it exercises significant influence, but does not control the venture.

In June 2010, the Company, through a wholly owned subsidiary, purchased an equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York.  The Company currently owns 11.642% of Midway.  The Company accounts for its investment in Midway under the equity method of accounting.  The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and will amortize the difference over the estimated useful life of 39 years.  Midway recently refinanced its existing first mortgage payable with a new lender.  The new mortgage has a balance of $32 million, a fifteen year term and requires monthly payments of principal and interest based on a 25 year amortization schedule at the fixed rate of 4.80%.

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of several years.  At October 31, 2012, the Company's non-core properties consist of two distribution service facilities (both of which are located outside of the northeast region of the United States).  Currently the properties are used as parts distribution facilities for the parts and service division of Chrysler Group, LLC.

The Company intends to sell these remaining non-core properties as opportunities become available.  The Company's ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  There were no sales of non-core properties in fiscal 2012, 2011 and fiscal 2010.  At October 31, 2012, the two remaining non-core properties have a net book value of approximately $553,000.

Funds from Operations
The Company considers Funds from Operations ("FFO") to be an additional measure of an equity REIT's operating performance.  The Company reports FFO in addition to its net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net income (computed in accordance with GAAP) excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2012 (amounts in thousands):

	Year Ended October 31,
	2012	2011	2010
Net Income Applicable to Common and Class A Common Stockholders	$12,966	$18,549	$14,448

Real property depreciation	13,277	12,258	11,689
Amortization of tenant improvements and allowances	2,906	2,450	2,810
Amortization of deferred leasing costs	479	541	523
Depreciation and amortization on unconsolidated joint ventures	911	655	283
Loss on sale of asset	88	-	300

Funds from Operations Applicable to Common and Class A Common Stockholders	$30,627	$34,453	$30,053

Net Cash Provided by (Used in):
Operating Activities	$52,504	$46,548	$45,156
Investing Activities	$(10,778)	$(42,351)	$(51,179)
Financing Activities	$31,837	$(15,343)	$11,358

FFO amounted to $30.63 million in fiscal 2012 compared to $34.45 million in fiscal 2011 and $30.05 million in fiscal 2010.

The net decrease in FFO in fiscal 2012, when compared with fiscal 2011 is predominantly attributable, among other things, to: a) the Company recording a one time $2.99 million lease termination income relating to one tenant in the Company's Meriden, CT shopping center in fiscal 2011; b) the Company incurring preferred stock redemption charges in fiscal 2012 of $2.0 million; offset by c) an increase from the net operating income relating to property acquisitions fiscal 2011 and 2012 and d) an increase in net operating income provided by normal base rent increases for leases in the Company's portfolio.

The net increase in FFO in fiscal 2011, when compared with fiscal 2010 is predominantly attributable, among other things, to: a) an increase from the net operating income relating to property acquisitions and investments in unconsolidated joint ventures in fiscal 2010 and fiscal 2011; b) an increase in net operating income provided by new leasing at several properties in the latter part of fiscal 2010 and in fiscal 2011; c) $2.99 million in lease termination income relating to one tenant in the Company's Meriden, CT shopping center; offset by d) new vacancies at several tenant spaces in the portfolio during the latter part of fiscal 2010 and fiscal 2011; and e) an increase in restricted stock amortization expense in fiscal 2011 when compared with fiscal 2010.

Results of Operations

Fiscal 2012 vs. Fiscal 2011

The following information summarizes the Company's results of operations for the years ended October 31, 2012 and 2011 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2012	2011	Increase (Decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$68,443	$64,249	$4,194	6.5%	$3,146		$1,048
Recoveries from tenants	20,603	21,552	(949)	(4.4)%	778		(1,727)
Mortgage interest and other	2,160	2,014	146	7.2%	3		143

Operating Expenses
Property operating	14,203	14,750	(547)	(3.7)%	592		(1,139)
Property taxes	15,114	14,522	592	4.1%	627		(35)
Depreciation and amortization	16,721	15,292	1,429	9.3%	861		568
General and administrative	7,545	7,521	24	0.3%	n/	a	n/	a

Non-Operating Income/Expense
Interest expense	9,148	7,865	1,283	16.3%	291		992
Interest, dividends, and other investment income	892	851	41	4.8%	n/	a	n/	a

Revenues:
Base rents increased by 6.5% to $68.4 million in fiscal 2012 as compared with $64.2 million in the comparable period of 2011.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2011 and 2012, the Company purchased three properties and formed a joint venture that it consolidates totaling approximately 231,500 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during fiscal year ended October 31, 2012.

Properties Held in Both Periods:

The net increase in base rents for properties held during the fiscal year ended October 31, 2012 compared to the same periods in fiscal 2011 was a result of increases in rental rates on in-place leases and new leases entered into in the last quarter of fiscal 2011 and fiscal 2012.  In addition, the positive variance in base rents for the year ended October 31, 2012 when compared to fiscal 2011 was further increased as a result of an increase in straight-line rents in the amount of $202,000 and a decrease in bad debt expense in the amount of $344,000, both of which are included in base rent income on the consolidated statement of income.  In fiscal 2012, the Company leased or renewed approximately 661,000 square feet (or approximately 14.92% of total consolidated property leasable area).  At October 31, 2012, the Company's core properties were 89% leased, a decrease of 1.2% from the end of fiscal 2011.

For the year ended October 31, 2012 recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $1,727,000.  This net decrease was a result of lower operating expenses at properties held in both periods and some credits negotiated with tenants at some properties in settlements of prior period billing disputes.

Expenses:
Property operating expenses for properties held in both periods decreased by $1,139,000 in fiscal 2012 when compared with the same period of fiscal 2011 caused by a reduction of snow removal costs of $1,527,000.   This decrease was offset by an increase in parking lot, building roof and building repair costs.

Real estate taxes for properties held in both periods were relatively unchanged in fiscal 2012 when compared with the prior year.

Interest expense for properties held in both fiscal 2012 and 2011 increased by $992,000 when compared with the prior year; this increase was a result of the Company placing a $28 million mortgage on a formerly unencumbered property in February 2012 and assumption of two mortgages relating to property acquisitions in fiscal 2012.

Depreciation and amortization expense from properties held in both periods increased by $568,000.  The increase was predominantly the result of depreciation relating to property acquisitions in the later part of fiscal 2011 and fiscal 2012 and tenant improvements completed in fiscal 2012 and an increase in tenant improvement costs written off for tenants that vacated the portfolio in fiscal 2012.

General and administrative expenses were relatively unchanged.

Fiscal 2011 vs. Fiscal 2010

The following information summarizes the Company's results of operations for the years ended October 31, 2011 and 2010 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2011	2010	Increase (Decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$64,249	$63,419	$830	1.3%	$1,853		$(1,023)
Recoveries from tenants	21,552	20,074	1,478	7.4%	553		925
Mortgage interest and other	2,014	1,023	991	96.9%	26		965

Operating Expenses
Property operating	14,750	13,626	1,124	8.3%	441		683
Property taxes	14,522	13,682	840	6.1%	346		494
Depreciation and amortization	15,292	15,066	226	1.5%	444		(218)
General and administrative	7,521	6,873	648	9.4%	n/	a	n/	a

Non-Operating Income/Expense
Interest expense	7,865	7,585	280	3.7%	360		(80)
Interest, dividends, and other investment income	851	396	455	114.9%	n/	a	n/	a

Revenues:
Base rents increased by 1.3% to $64.2 million in fiscal 2011 as compared with $63.4 million in the comparable period of 2010.  The increase in base rents and the changes in other income statement line items were attributable to:

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

Properties Held in Both Periods:

The net decrease in base rents for properties held during fiscal 2011 compared to the same period in fiscal 2010 was a result of an increase in rental rates for in-place leases for existing tenants over the periods, additional base rent revenue for newly leased spaces in fiscal 2011 and 2010 that were vacant in parts of fiscal 2010; offset by an increase in vacancies occurring in fiscal 2011 at several of the Company's core properties which resulted in a loss  in base rental revenue for fiscal 2011 when compared with the corresponding period of fiscal 2010.  During fiscal 2011, the Company leased or renewed leases on approximately 424,000 square feet (or approximately 9.8% of total consolidated property leasable area).  At October 31, 2011, the Company's core properties were 90.5% leased.  Overall core property occupancy was relatively unchanged from the end of fiscal 2010 and was 89.8% at October 31, 2011.

Recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $925,000 compared to the same period in fiscal 2010. This increase was a result of an increase in expenses for common area maintenance and real estate taxes in properties held in both periods offset by a decrease in the leased percentage at some of the Company's properties that reduced the rate at which the Company could bill and accrue common area maintenance and real estate tax revenue to its tenants under its leases.

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

Assets Held for Sale and Discontinued Operations:

There were no properties classified as held for sale or with reported discontinued operations in fiscal 2012 and fiscal 2011.

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

The following table sets forth the Company's long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2012 (amounts in thousands, except weighted average interest rate):
For the years ended October 31,
	2013	2014		2015	2016		2017	Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$6,091	$2,987		$7,607	$3,207		$52,763	$70,581	$143,236	$139,318
Weighted average interest rate for debt maturing	6.3%	n/	a	5.0%	n/	a	5.2%	6.0%

At October 31, 2012, the Company had $11.6 million in outstanding variable rate debt.  This debt was repaid in January 2013.

The Company believes that its weighted average fixed interest rate of 5.6% on its debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.
We may enter into certain types of derivative financial instruments to reduce our exposure to interest rate risk. We use interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis.  As of October 31, 2012, we have one open derivative financial instrument.  This interest rate swap expired in January 2013 and the debt that the swap was hedging was repaid.

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

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, nor any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2012 and 2011.

Item 9A.                          Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2012, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's internal control over financial reporting includes policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance of the recording of all transactions necessary to permit the preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles and the proper authorization of receipts and expenditures in accordance with authorization of the Company's management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2012.  The Company's independent registered public accounting firm, PKF O'Connor Davies, a Division of O'Connor Davies, LLP, has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.
We have audited Urstadt Biddle Properties Inc.'s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Urstadt Biddle Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2012 and our report dated January 10, 2013 expressed an unqualified opinion thereon.

New York, New York January 10, 2013	/s/ PKF O'Connor Davies A Division of O'Connor Davies, LLP

Item 9B.                          Other Information.

Not applicable.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2013 within the period required under the applicable rules of the Securities and Exchange Commission.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS", "CORPORATE GOVERNANCE AND BOARD MATTERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and other information included in the Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	84	Chairman (since 1986) and Chief Executive Officer (since September 1989); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	51
President and Chief Operating Officer (since December 1996); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (1995 to 1996); Vice President – Retail (1993 to 1995); Mr. Biddle has been a director since 1997.

Thomas D. Myers	61
Executive Vice President (since March 2009), Secretary (since 2000) and Chief Legal Officer (since August 2008); Senior Vice President (2003-2009); Co-Counsel (2007-2008); Vice President (1995-2003); Associate Counsel (1995-2007).

John T. Hayes	46	Senior Vice President, Treasurer and Chief Financial Officer (since July 2008); Vice President and Controller (March 2007 to June 2008).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11.                          Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2013 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the captions "COMPENSATION DISCUSSION AND ANALYSIS" and "COMPENSATION COMMITTEE REPORT", and as part of the executive compensation and Director related compensation tables and other information included in the Proxy Statement and is incorporated herein by reference.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2013 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.                          Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2013 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.                          Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2013 within the period required under the applicable rules of the Securities and Exchange Commission.  The information required by this Item is included under the caption "FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of such Proxy Statement and is incorporated herein by reference.

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

Exhibit
(3).	Articles of Incorporation and Bylaws

	3.1	(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Company's Statement on Form S-4/A filed January 23, 1997 (SEC File No. 333-19113)).

(b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Company's Current Report on Form 8-K dated August 3, 1998 (SEC File No. 001-12803)).

(c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 filed on August 8, 2003 (SEC File No. 333-107803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

(e) Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(f) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

(i) Articles Supplementary of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated October 22, 2012 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 12, 2012 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 18, 2012 (SEC File No. 001-12803)).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(i) hereto.

	4.2	Series C Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

	4.3	Series D Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

	4.4	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(i) and 10.7 hereto.

	4.5	Series F Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

(10)	Material Contracts.

10.1
Form of Indemnification Agreement entered into between the Company and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)).  [1]

10.2
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

	10.3	Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

10.4
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company's Annual Report on Form 10-K for the year ended October 31, 2006)[1]

10.5
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 26, 2007 (SEC File No. 001-12803)).¹

10.6
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Employees, Non-Employee Directors, Employee Directors and Employee Directors – Alternate Version) effective as of November 7, 2007 (incorporated by reference to Exhibits 10.18, 10.19, 10.20 and 10.21 of the Company's Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.7
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.9
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.10
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.11
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2011 (SEC File No. 001-12803)). [1]

10.12
 Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). ¹

10.13
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

10.14
Equity Underwriting Agreement, dated October 1, 2012, between the Company and Deutsche Bank Securities, Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated October 4, 2012 (SEC File No. 001-12803)).

10.15
Underwriting Agreement, dated October 17, 2012, between the Company and BMO Capital Markets Corp., as representative of the several underwriters named on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated October 22, 2012 (SEC File No. 001-12803)).

[1] Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)	List of Company's subsidiaries

(23)	Consent of PKF O'Connor Davies, a Division of O'Connor Davies, LLP

(31.1)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, 4) the Consolidated Statements of Stockholders' Equity and (5) Notes to Consolidated Financial Statements detail tagged.

	URSTADT BIDDLE PROPERTIES INC.
Item 15.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2012 and 2011	41

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2012	42

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2012	43

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2012	44

	Notes to Consolidated Financial Statements	45

	Report of Independent Registered Public Accounting Firm	60

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2012	61

IV	Mortgage Loans on Real Estate - October 31, 2012	62

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,
ASSETS	2012	2011

Real Estate Investments:
Core properties – at cost	$659,780	$630,572
Non-core properties – at cost	595	595
	660,375	631,167
Less: Accumulated depreciation	(140,511)	(126,693)
	519,864	504,474
Investments in and advances to unconsolidated joint ventures	26,708	26,384
Mortgage note receivable	898	999
	547,470	531,857

Cash and cash equivalents	78,092	4,529
Restricted cash	63,979	865
Marketable securities	994	932
Tenant receivables	21,549	22,717
Prepaid expenses and other assets	6,958	10,407
Deferred charges, net of accumulated amortization	5,201	4,957
Total Assets	$724,243	$576,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$11,600	$41,850
Mortgage notes payable and other loans	143,236	118,135
Preferred stock called for redemption	58,508	-
Accounts payable and accrued expenses	1,632	893
Deferred compensation – officers	194	188
Other liabilities	13,134	13,953
Total Liabilities	228,304	175,019

Redeemable Noncontrolling Interests	11,421	2,824

Redeemable Preferred Stock, par value $.01 per share; issued and outstanding 224,027 and 2,800,000 shares	21,510	96,203

Commitments and Contingencies

Stockholders' Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 and -0- shares issued and outstanding	129,375	-
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized; 8,854,465 and 8,671,888 shares issued and outstanding	89	87
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized; 23,460,880 and 20,891,330 shares issued and outstanding	235	209
Additional paid in capital	362,777	315,288
Cumulative distributions in excess of net income	(90,701)	(74,462)
Accumulated other comprehensive (loss)	(17)	(154)
Total Stockholders' Equity	463,008	302,218
Total Liabilities and Stockholders' Equity	$724,243	$576,264

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2012	2011	2010
Revenues
Base rents	$68,443	$64,249	$63,419
Recoveries from tenants	20,603	21,552	20,074
Lease termination income	89	3,196	633
Other income	2,160	2,014	1,023
Total Revenues	91,295	91,011	85,149

Expenses
Property operating	14,203	14,750	13,626
Property taxes	15,114	14,522	13,682
Depreciation and amortization	16,721	15,292	15,066
General and administrative	7,545	7,521	6,873
Acquisition costs	296	89	307
Directors' fees and expenses	262	261	313
Total Operating Expenses	54,141	52,435	49,867

Operating Income	37,154	38,576	35,282

Non-Operating Income (Expense):
Interest expense	(9,148)	(7,865)	(7,585)
Equity in net income (loss) from unconsolidated joint ventures	(138)	393	208
Other expense	-	(6)	(452)
Interest, dividends and other investment income	892	851	396

Net Income	28,760	31,949	27,849

Noncontrolling interests:
Net income attributable to noncontrolling interests	(500)	(306)	(307)
Net income attributable to Urstadt Biddle Properties Inc.	28,260	31,643	27,542
Preferred stock dividends	(13,267)	(13,094)	(13,094)
Redemption of preferred stock	(2,027)	-	-

Net Income Applicable to Common and Class A Common Stockholders	$12,966	$18,549	$14,448

Basic Earnings Per Share:
Common	$0.43	$0.62	$0.53
Class A Common	$0.47	$0.68	$0.58

Diluted Earnings Per Share:
Common	$0.41	$0.60	$0.52
Class A Common	$0.46	$0.66	$0.57

Dividends Per Share:
Common	$0.90	$0.89	$0.88
Class A Common	$0.99	$0.98	$0.97

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended October 31,
	2012	2011	2010

Cash Flows from Operating Activities:
Net income	$28,760	$31,949	$27,849
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	16,721	15,292	15,066
Straight-line rent adjustment	(832)	(634)	(877)
Provisions for tenant credit losses	665	1,009	671
Loss on property held for sale	-	-	300
Restricted stock compensation expense and other adjustments	3,812	3,881	3,277
Deferred compensation arrangement	6	(116)	(50)
Equity in net loss/(income) of unconsolidated joint ventures	138	(393)	(208)
Lease termination income	-	(2,988)	-
Changes in operating assets and liabilities:
Tenant receivables	1,335	(2,588)	(799)
Accounts payable and accrued expenses	812	(428)	425
Other assets and other liabilities, net	1,068	1,568	(672)
Restricted Cash	19	(4)	174
Net Cash Flow Provided by Operating Activities	52,504	46,548	45,156

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(5,432)	(23,329)	(22,261)
Investments in and advances to unconsolidated joint ventures	(1,044)	(1,598)	(23,919)
Acquisitions of noncontrolling interests	-	(8,787)	-
Deposits on acquisition of real estate investments	(129)	(1,252)	(60)
Returns of deposits on real estate investments	843	-	-
Improvements to properties and deferred charges	(6,523)	(8,134)	(4,728)
Net proceeds from sale of properties	533	-	-
Distributions to noncontrolling interests	(500)	(306)	(307)
Distribution from unconsolidated joint ventures	412	165	16
Payments received on mortgage notes and other receivables	1,062	890	80

Net Cash Flow (Used in) Investing Activities	(10,778)	(42,351)	(51,179)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(29,331)	(28,173)	(25,783)
Dividends paid -- Preferred Stock	(13,267)	(13,094)	(13,094)
Principal repayments on mortgage notes payable	(15,049)	(6,589)	(7,378)
Proceeds from revolving credit line borrowings	58,000	30,250	43,950
Proceeds from loan financing	28,000	1,546	-
Sales of additional shares of Common and Class A Common Stock	47,799	717	46,013
Repayments on revolving credit line borrowings	(88,250)	-	(32,350)
Net proceeds from issuance of Series F Preferred Stock	125,281	-	-
Redemption of preferred stock including restricted cash	(81,346)	-	-

Net Cash Flow Provided by (Used in) Financing Activities	31,837	(15,343)	11,358

Net Increase/(Decrease) In Cash and Cash Equivalents	73,563	(11,146)	5,335
Cash and Cash Equivalents at Beginning of Year	4,529	15,675	10,340

Cash and Cash Equivalents at End of Year	$78,092	$4,529	$15,675

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)
	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances – October 31, 2009	2,450,000	$61,250	-	$-	8,222,514	$82	18,241,275	$182	$261,433	$(49,150)	$(216)	$273,581
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	14,448	-	14,448
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	190	190
Change in unrealized loss on interest rate swap	-	-	-	-	-	-	-	-	-	-	(203)	(203)
Total comprehensive income												14,435
Cash dividends paid :
Common stock ($0.88 per share)	-	-	-	-	-	-	-	-	-	(7,412)	-	(7,412)
Class A common stock ($0.97 per share)	-	-	-	-	-	-	-	-	-	(18,371)	-	(18,371)
Sale of Class A Common Shares	-	-	-	-	-	-	2,500,000	25	44,897	-	-	44,922
Issuance of shares under dividend reinvestment plan	-	-	-	-	62,976	-	8,873	-	1,091	-	-	1,091
Shares issued under restricted stock plan	-	-	-	-	175,950	2	69,550	1	(3)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	3,277	-	-	3,277
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(4,072)	-	(4,072)
Balances – October 31, 2010	2,450,000	61,250	-	-	8,461,440	84	20,819,698	208	310,695	(64,557)	(229)	307,451
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	18,549	-	18,549
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	-	-
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	75	75
Total comprehensive income												18,624
Cash dividends paid :
Common stock ($0.89 per share)	-	-	-	-	-	-	-	-	-	(7,705)	-	(7,705)
Class A common stock ($0.98 per share)	-	-	-	-	-	-	-	-	-	(20,468)	-	(20,468)
Issuance of shares under dividend reinvestment plan	-	-	-	-	34,498	1	8,532	-	715	-	-	716
Shares issued under restricted stock plan	-	-	-	-	175,950	2	63,100	1	(3)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	3,881	-	-	3,881
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(281)	-	(281)
Balances – October 31, 2011	2,450,000	61,250	-	-	8,671,888	87	20,891,330	209	315,288	(74,462)	(154)	302,218
Comprehensive Income:
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	12,966	-	12,966
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	64	64
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	73	73
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	13,103
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	(7,966)	-	(7,966)
Class A common stock ($0.99 per share)	-	-	-	-	-	-	-	-	-	(21,365)	-	(21,365)
Sale of Class A Common Shares	-	-	-	-	-	-	2,500,000	25	47,504	-	-	47,529
Issuance of Series F Preferred Stock	-	-	5,175,000	129,375	-	-	-	-	(4,094)	-	-	125,281
Issuance of shares under dividend reinvestment plan	-	-	-	-	6,627	-	7,950	-	270	-	-	270
Shares issued under restricted stock plan	-	-	-	-	175,950	2	61,600	1	(3)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	3,812	-	-	3,812
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	126	-	126
Balances – October 31, 2012	2,450,000	$61,250	5,175,000	$129,375	8,854,465	$89	23,460,880	$235	$362,777	$(90,701)	$(17)	$463,008

ThThe accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2012

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust ("REIT"), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At October 31, 2012, the Company owned or had equity interests in 54 properties containing a total of 4.9 million square feet of gross leasable area ("GLA").

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

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value measurements and the collectability of tenant and notes receivable and other assets.  Actual results could differ from these estimates.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes," that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2012.  As of October 31, 2012, the fiscal tax years 2009 through and including 2012 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, "Business Combinations." The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant."  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

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
Depreciation and Amortization
The Company uses the straight‑line method for depreciation and amortization. Core and non-core properties are depreciated over the estimated useful lives of the properties, which range from 30 to 40 years.  Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years.  Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Property Held for Sale and Discontinued Operations
The Company follows the provisions of ASC Topic 360, "Property, Plant, and Equipment," and ASC Topic 205, "Presentation of Financial Statements."  ASC Topic 360 and ASC Topic 205 require, among other things, that the assets and liabilities and the results of operations of the Company's properties that have been sold or otherwise qualify as held for sale be classified as discontinued operations and presented separately in the Company's consolidated financial statements.  If significant to financial statement presentation, the Company classifies properties as held for sale that are under contract for sale and are expected to be sold within the next 12 months.

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $3,015,000 and $2,867,000 as of October 31, 2012 and 2011, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at October 31, 2012.

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At October 31, 2012 and 2011, approximately $13,507,000 and $12,752,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At October 31, 2012 and 2011, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,686,000 and $3,229,000, respectively.  During the years ended October 31, 2012, 2011 and 2010, the Company provided $665,000, $1,009,000 and $671,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than three months.

Restricted Cash
Restricted cash consists of those tenant security deposits and replacement and other reserves required by agreement with certain of the Company's mortgage lenders for property level capital requirements that are required to be held in separate bank accounts.  In addition, in fiscal 2012 restricted cash includes $63.1 million related to cash that was on deposit at the Company's transfer agent for the redemption of the Company's Series E Preferred stock in the first quarter of fiscal 2013.  (See Note 8 for further discussion of the above)

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and (losses) on available for sale securities are recorded as other comprehensive income (loss) in stockholders' equity.  During the fiscal year ended October 31, 2012 the Company sold 24,264 shares of REIT common stocks for an aggregate sales price, net of commissions, of $416,000.  The securities had a purchase cost of $378,000.  The Company realized a gain on the transaction using the specific identification method of $38,000.  The gain is included in interest, dividends and other investment income in the consolidated statement of income. There were no realized gains or losses on sales of marketable securities in fiscal 2011 or 2010.

As of October 31, 2012, all of the Company's marketable securities consisted of REIT Common and Preferred Stocks.  At October 31, 2012, the Company has recorded a net unrealized gain on available for sale securities in the amount of $38,000.  The Company analyzes unrealized losses, if any, to determine if the unrealized losses are temporary.  If and when the Company deems unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized gain at October 31, 2012 is detailed below (in thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Common and Preferred Stocks	$994	$956	$38	$38	$-

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

As of October 31, 2012, the Company believes it has no significant risk associated with non-performance of the financial institution which is the counterparty to its derivative contract.  At October 31, 2012, the Company had approximately $11.6 million borrowed under its unsecured revolving line of credit subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the unsecured line of credit to a fixed annual rate of 1.22% per annum (plus a 1.50% credit spread or a total fixed interest rate of 2.72%). As of October 31, 2012, the Company had an accrued liability of $29,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company's interest rate swap applicable to the unsecured revolving line of credit.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income (loss) as the swap is deemed effective and is classified as a cash flow hedge.  The swap terminated in January 2013.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At October 31, 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $38,000 and net unrealized losses on an interest rate swap agreement of approximately $55,000. At October 31, 2011, accumulated other comprehensive income (loss) consisted of net unrealized losses on marketable securities of approximately $26,000 and net unrealized losses on an interest rate swap agreement of approximately $128,000.  Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Comprehensive income consisted of the following (in thousands):

	Year Ended October 31,
	2012	2011	2010
Net income applicable to Common and Class A Common Stockholders	$12,966	$18,549	$14,448

Change in unrealized gains/(losses) in marketable equity securities	64	-	190

Change in unrealized (loss) on interest rate swap	73	75	(203)

Total comprehensive income	$13,103	$18,624	$14,435

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2012	2011	2010
Numerator
Net income applicable to common stockholders – basic	$3,166	$4,536	$3,795
Effect of dilutive securities:
Stock awards	236	265	175
Net income applicable to common stockholders – diluted	$3,402	$4,801	$3,970
Denominator
Denominator for basic EPS-weighted average common shares	7,370	7,306	7,176
Effect of dilutive securities:
Restricted stock and other awards	834	655	519
Denominator for diluted EPS – weighted average common equivalent shares	8,204	7,961	7,695

Numerator
Net income applicable to Class A common stockholders – basic	$9,800	$14,013	$10,653
Effect of dilutive securities:
Stock awards	(236)	(265)	(175)
Net income applicable to Class A common stockholders – diluted	$9,564	$13,748	$10,478

Denominator
Denominator for basic EPS – weighted average Class A common shares	20,740	20,496	18,273
Effect of dilutive securities:
Restricted stock and other awards	224	208	150
Denominator for diluted EPS – weighted average Class A common
equivalent shares	20,964	20,704	18,423

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, "Stock Compensation," which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  The fair value of stock awards is equal to the fair value of the Company's stock on the grant date.

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties, which are located principally in the northeastern United States.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Reclassification

Certain fiscal 2010 and 2011 amounts have been reclassified to conform to current period presentation.

New Accounting Standards

Newly Adopted

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")".  The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (valuation derived from valuation techniques in which significant value drivers are unobservable). This pronouncement became effective for us in fiscal 2012 and did not have a significant impact on our consolidated financial statements.

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

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2012 and 2011 (in thousands):

	Core Properties	Non-Core Properties	Unconsolidated Joint Venture	Mortgage Notes Receivable	2012 Totals	2011 Totals
Retail	$511,662	$-	$26,708	$898	$539,268	$523,481
Office	7,649	-	-	-	7,649	7,792
Industrial	-	553	-	-	553	584
	$519,311	$553	$26,708	$898	$547,470	$531,857

The Company's investments at October 31, 2012 consisted of equity interests in 54 properties, which are located in various regions throughout the United States and one mortgage note receivable.  The Company's primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties.  Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.  The following is a summary of the geographic locations of the Company's investments at October 31, 2012 and 2011 (in thousands):

	2012	2011
Northeast	$546,019	$530,274
Midwest	303	324
Southwest	1,148	1,259
	$547,470	$531,857

(3) CORE PROPERTIES

The components of the core properties consolidated in the financial statements are as follows (in thousands):

	2012	2011
Land	$121,382	$116,220
Buildings and improvements	538,398	514,352
	659,780	630,572
Accumulated depreciation	(140,469)	(126,682)
	$519,311	$503,890

Space at the Company's core properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases in the consolidated core properties totaling $389,172,000 become due as follows: 2013 - $66,448,000; 2014 - $59,950,000; 2015 - $52,704,000; 2016 - $46,285,000; 2017 - $38,324,000 and thereafter – $125,461,000.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2012.

Owned Properties

In December 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center ("Eastchester") in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2012.  The mortgage matured in April 2012 and was repaid.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Company's unsecured revolving credit facility. In conjunction with the purchase, the Company incurred acquisition costs totaling $33,000, which have been expensed in the year ended October 31, 2012 consolidated statement of income.

In October 2011, the Company, through a wholly owned subsidiary, completed the purchase of the 63,000 square foot Fairfield Centre Shopping Center, in Fairfield, Connecticut ("Fairfield Centre"), for a purchase price of $17.0 million.  The Company financed its net investment in the property with available cash and a borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $19,000 which have been expensed in the year ended October 31, 2011 consolidated statement of income.

In April 2011, the Company, through a wholly owned subsidiary, completed the purchase of the 72,000 square foot Fairfield Plaza Shopping Center, in New Milford, Connecticut ("Fairfield Plaza"), for a purchase price of $10.8 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $5.0 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2011.  The Company financed its net investment in the property with available cash and a borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $53,000 which have been expensed in year ended October 31, 2011 consolidated statement of income.

In December 2010, the Company reached a lease termination settlement ("Settlement") with a former tenant in its Meriden shopping center in Meriden, Connecticut. In accordance with the Settlement agreement the prior tenant was released from all of its obligations under the aforementioned lease in exchange for a settlement payment to the Company.  The Settlement agreement provides that the former tenant will pay the Company $3.3 million in 41 equal monthly payments of $80,000 and one final monthly payment of $20,000 without interest beginning on January 1, 2011.  The Company has recorded the lease termination in the consolidated statement of income for the fiscal year ended October 31, 2011 in the amount of $2,988,000, which amount represents the present value of the 42 payments due to the Company under the Settlement agreement at a discount rate of 5.75% per annum.  The Company will record the remaining $312,000 as interest income over the remaining payment term though June 1, 2014 in accordance with the effective yield method.  With the exception of the ten $80,000 payments received by the Company in fiscal 2011, the remaining $2.99 million in lease termination income represents a non-cash activity and is not shown in the investing section of the consolidated statement of cash flows for the year ended October 31, 2011.

In April 2010, the Company, through a wholly owned subsidiary, acquired three buildings containing 28,000 square feet of retail and office space in Katonah, New York ("Katonah Village Commons") for a cash purchase price of $8.5 million. The Company financed its net investment in the property with available cash and a borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $47,000, which have been expensed in the year ended October 31, 2010 consolidated statement of income.

In May 2010, the Company, through a wholly owned subsidiary, completed the purchase of the New Milford Plaza Shopping Center, in New Milford, Connecticut ("New Milford"), for a purchase price of $22.3 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $9.2 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying 2010 consolidated cash flow statement.  The Company financed its net investment in the property with available cash and a $13.2 million borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $29,000 which have been expensed on the fiscal 2010 consolidated statement of income.

During fiscal 2012, the Company completed its evaluation of the acquired leases for Eastchester Plaza, which was acquired at the beginning of fiscal 2012, and its Fairfield Centre Property and Fairfield Plaza properties, which were acquired in fiscal 2011.  As a result of its evaluation, the Company has allocated $392,000 to a liability associated with the net fair value assigned to the acquired leases at Eastchester and $765,000 to a liability associated with the net fair value assigned to the acquired leases at Fairfield Centre.  The Company determined that no purchase price adjustment was necessary in order to ascribe value to the in-place leases at Fairfield Plaza.  These amounts represents a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2012.  The Company is currently in the process of evaluating the fair value of the in-place leases for UB Orangeburg, LLC ("Orangeburg") (see note 9).  Consequently, no value has yet been assigned to those leases at that property and the purchase price allocation is preliminary and may be subject to change.

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

During fiscal 2010, the Company completed its evaluation of the acquired leases at three bank properties which were acquired in fiscal 2009. As a result of its evaluation, the Company has allocated  $1.7 million to a liability associated with the net fair value assigned to the acquired leases at the properties, which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2010.

For the years ended October 31, 2012, 2011 and 2010, the net amortization of above-market and below-market leases amounted to $515,000, $262,000 and $300,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2012, the Company incurred costs of approximately $6.5 million related to capital improvements to its properties and leasing costs.

(4) NON-CORE PROPERTIES

At October 31, 2012, the non-core properties consist of two industrial properties ("the St. Louis" property and "the Dallas" property) located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company's objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

	2012	2011
Land	$450	$450
Buildings and improvements	145	145
	595	595
Accumulated depreciation	(42)	(11)
	$553	$584

Minimum rental payments on non-cancelable operating leases of the non-core properties totaling $7,121,000 become due as follows: 2013 – $1,597,000; 2014 – $1,597,000; 2015 – $1,792,000; 2016 - $1,831,000; 2017 - $304,000.

(5)  DISCONTINUED OPERATIONS

In fiscal 2010, the Company completed the negotiations on a contract to sell two properties for a sales price, including closing costs, of $7.8 million.  In accordance with ASC Topic 205 and 360, the Company adjusted the carrying value of the property to $7.8 million and realized a loss on asset held for sale of approximately $300,000. The $300,000 in fiscal 2010 is included in other expense on the accompanying consolidated statement of income as the Company determined that the amount of loss, operations and revenue of the properties were insignificant to disclose separately as discontinued operations.

(6) MORTGAGE NOTE RECEIVABLE

At October 31, 2012, mortgage note receivable consisted of one fixed rate mortgage with a contractual interest rate of 9%.  The mortgage note matures on January 15, 2013 and is secured by a retail property.  Interest is recognized on the effective yield method.  The mortgage note is recorded at a discounted amount which reflects the market interest rate at the time of acceptance of the note.  At October 31, 2012, the remaining unamortized discount was $6,000.

At October 31, 2012, principal payments on the mortgage note receivable become due as follows: 2013 – $898,000.

(7)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2012, mortgage notes payable and other loans are due in installments over various periods to fiscal 2027 at effective rates of interest ranging from 2.8% to 11.3% and are collateralized by real estate investments having a net carrying value of approximately $220 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2013	$3,191	$2,900	$6,091
2014	-	2,987	2,987
2015	4,480	3,127	7,607
2016	-	3,207	3,207
2017	49,623	3,140	52,763
Thereafter	64,471	6,110	70,581
	$121,765	$21,471	$143,236

In September of fiscal 2012, the Company entered into a new $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  This new unsecured revolving credit facility replaced the Company's existing $50 million Unsecured Revolving Credit Agreement which was scheduled to mature in February of 2013.  The new Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2012.  In conjunction with the execution of the new Facility the Company terminated its existing $30 million secured revolving credit facility with Bank of New York Mellon.

During fiscal 2012, the Company borrowed a total of $8 million on its Facility to fund its equity for a property acquisition and to make an additional investment in one of its unconsolidated joint ventures; this amount was repaid in October 2012.

In December 2011 (fiscal 2012), the Company, through a wholly owned subsidiary, assumed a first mortgage payable secured by Eastchester Plaza with an estimated fair value of approximately of $3.6 million.  The mortgage matured in April 2012 and was repaid.

In March 2012, the Company assumed a first mortgage payable in the amount of $7.4 million in conjunction with its investment in Orangeburg (see note 9 below).  The loan requires payments of principal and interest at a fair market value interest rate of 2.04% (6.19% contractual rate). Subsequent to the assumption, Orangeburg extended the loan with the current lender for an additional five years, leaving all terms unchanged, except the interest rate that was adjusted to a fixed rate of 2.78%.  The loan now matures in October 2017.  The operating agreement for Orangeburg requires that the loan be refinanced and not repaid at maturity.

In February 2012, the Company borrowed $28 million by placing a non-recourse first mortgage on one of its unencumbered properties.  The loan is for a term of ten years and will require payments of principal and interest based on a thirty-year amortization schedule at the fixed interest rate of 4.85%.  The proceeds of the loan were used to repay approximately $28 million in borrowing on the Company's revolving credit facility.

In October of 2012, the Company repaid, at maturity, its first mortgage payable secured by its New Milford property in the amount of $8.3 million.

In August 2012, a wholly owned subsidiary of the Company completed the installation of a solar power system (the "Ferry System") at the Company's Ferry Plaza Shopping Center in Newark, New Jersey at a total cost of approximately $1.7 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $1.1 million from The Public Service Electric and Gas Company of New Jersey ("PSE&G"), through PSE&G's "Solar Loan Program II".  The loan requires monthly payments of principal and interest at 11.3% per annum through its maturity date of August 31, 2027.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits ("SREC's") that are expected to be generated by the Ferry System.  The remaining cost of the Ferry System was funded by a renewable energy grant from the federal government.

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

In May 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the "Emerson System") at the Company's Emerson Shopping Center in Emerson, New Jersey at a total cost of approximately $1.2 million. The subsidiary of the Company financed a portion of the project with a loan in the amount of $819,000 from PSE&G, through PSE&G's "Solar Loan Program II".  The loan requires monthly payments of principal and interest at 11.3% per annum through its maturity date of May 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with SREC's that are expected to be generated by the Emerson System.  The remaining cost of the Emerson System was funded by a renewable energy grant from the federal government.

In January 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the "Valley Ridge System") at the Company's Valley Ridge Shopping Center in Wayne, New Jersey at a total cost of approximately $1.1 million.  In conjunction with the solar installation the subsidiary of the Company financed a portion of the project with a loan in the amount of $726,000 from the PSE&G, through PSE&G's "Solar Loan Program I".  The loan requires monthly payments of principal and interest at 11.11% per annum through its maturity date of January 31, 2026.  The subsidiary of the Company has the option of repaying all or part of the PSE&G loan, including interest, with SREC's that are expected to be generated by the Valley Ridge System.  The remaining cost of the Valley Ridge System was funded by a renewable energy grant from the federal government.

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

Interest paid in the years ended October 31, 2012, 2011, and 2010 was approximately $8.6 million, $7.6 million and $7.5 million, respectively.

(8) REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At October 31, 2012, the Company had issued and outstanding 224,027 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 11), and 5,175,000 shares of Series F Cumulative Preferred Stock (see note 11).

The following table sets forth the details of the Company's redeemable preferred stock as of October 31, 2012 and 2011 (amounts in thousands, except share data):

	October 31, 2012	October 31, 2011
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding 224,027 and 400,000 shares	$21,510	$38,406
8.50% Series E Senior Cumulative Preferred Stock; liquidation preference of $25 per share; issued and outstanding -0- and 2,400,000 shares	-	57,797
Total Redeemable Preferred Stock	$21,510	$96,203

On October 22, 2012 the Company repurchased 175,973 shares of its Series C Preferred Stock for $103.50 per share ($18.2 million).  As a result of the repurchase, the $1.3 million excess of the repurchase price of the preferred shares paid over the carrying amount of the shares is included as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for year ended October 31, 2012.

On October 22, 2012, the Company called for the redemption on November 21, 2012 all of its 2,400,000 shares of Series E Senior Cumulative Preferred Stock at a make-whole price of $25.77 per share (liquidation value $25.00 per share).  As a result, the Company has reclassified the $58.5 million net book value of the Series E Shares as a liability (from Redeemable Preferred Stock) at October 31, 2012.  The difference between the redemption amount and the net book value of the Series E Shares is being accreted from the date the redemption became probable through the November 21, 2012 redemption date.  As a result the Company included $710,600 as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for year ended October 31, 2012.

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not convertible into other securities or property of the Company.  Commencing May 2013 the Company, at its option, may redeem the Series C Preferred Stock in whole or in part, at a redemption price equal to the liquidation preference per share, plus all accrued and unpaid dividends.

Upon a change in control of the Company (as defined), each holder of Series C Preferred Stock has the right, at such holder's option, to require the Company to repurchase all or any part of such holder's stock for cash at a repurchase price equal to the liquidation preference per share plus all accrued and unpaid dividends.

The Series C Preferred Stock contains covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of the Series C Preferred Stock are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the Series C preferred stockholders will be entitled to elect two directors.  The Company was in compliance with such covenants at October 31, 2012.

As the holders of the Series C Preferred Stock only have a contingent right to require the Company to repurchase all or part of such holder's shares upon a change of control of the Company (as defined), the Series C Preferred Stock is classified as a redeemable equity instrument as a change in control is not certain to occur.

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

Ironbound (Ferry Plaza)

The Company, through a wholly-owned subsidiary, is the general partner and owns 84% of one consolidated limited partnership, Ironbound, which owns a grocery anchored shopping center.

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

The contribution of the property to Orangeburg and the assumption by Orangeburg of the $7.4 million first mortgage loan represents a non-cash activity and is therefore not included in the accompanying 2012 consolidated statement of cash flows.  The Company incurred $211,000 in acquisition costs in conjunction with the purchase.

Noncontrolling interests:

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company will report the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the year ended October 31, 2012 and 2011, the Company adjusted the carrying value of the non-controlling interests by $(127,000) and $281,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at October 31, 2012 and 2011: (amounts in thousands)

	October 31, 2012	October 31, 2011

Beginning Balance	$2,824	$11,330
Initial Orangeburg noncontrolling interest	8,724	-
Purchase of Noncontrolling Interests	-	(8,787)
Change in Redemption Value	(127)	281

Ending Balance	$11,421	$2,824

(10) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2012 and 2011, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31, 2012	October 31, 2011

Midway Shopping Center, L.P. (11.642%)	$19,165	$18,904
Putnam Plaza Shopping Center (66.67%)	6,820	6,757
81 Pondfield Road Company (20%)	723	723
Total	$26,708	$26,384

Midway Shopping Center, L.P.

The Company, through two wholly owned subsidiaries, owns an 11.642% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. In addition, the Company loaned Midway, in the form of an unsecured note, approximately $13.2 million, which Midway used to repay $11.6 million in mortgage and unsecured loans, to complete certain tenants improvements at the property and to fund $960,000 for a good faith deposit in relation to a future mortgage refinancing.  The loans to Midway were repaid in January 2013. The Company has evaluated its investment in Midway and has concluded that the venture is not a VIE and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

Putnam Plaza has a first mortgage payable in the amount of $21 million.  In September 2012, Putnam Plaza modified its existing mortgage with the lender.  The modified mortgage will require monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.  In conjunction with the modification, Putnam Plaza paid the existing lender a $315,000 prepayment penalty.

81 Pondfield Road Company

The Company's other investment in an unconsolidated joint venture is a 20% economic interest in a partnership which owns a retail and office building in Westchester County, New York.

(11) STOCKHOLDERS' EQUITY

The Series D Preferred Stock has no maturity and is not convertible into any other security of the Company.  The Series D Preferred Stock is currently redeemable at the Company's option at a price of $25 per share plus accrued and unpaid dividends.  Underwriting commissions and costs incurred in connection with the sale of the Series D Preferred Stock are reflected as a reduction of additional paid in capital.

During fiscal 2012, the Company sold 2,500,000 shares of Class A Common Stock in an underwritten follow-on common stock offering for $19.16 per share and raised net proceeds of $47.5 million.  The Company used the proceeds of the offering to repay an $8 million existing draw on its Facility and to repay an existing $8.3 million mortgage on one its properties when it matured.  The balance of the proceeds has been temporarily invested in marketable securities.

On October 24, 2012, the Company completed the public offering of 5,175,000 Series F Cumulative Preferred Stock (the "Series F Preferred Stock") at a price of $25.00 per share for net proceeds of $125.3 million after underwriting discounts but before offering expenses. These shares are nonvoting, have no stated maturity and are redeemable for cash at $25.00 per share at the Company's option on or after October 24, 2017.  Holders of these shares are entitled to cumulative dividends, payable quarterly in arrears. Dividends accrue from the date of issue at the annual rate of $1.78125 per share per annum.  The holders of our Series F Preferred Stock have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions holders of the Series F Preferred Stock will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series F Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured.  Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holder of the Series F Preferred Stock will have the right to convert all or part of the shares of Series F Preferred Stock held by such holder on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series F Preferred Stock are reflected as a reduction of additional paid in capital.

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

The Company has a Dividend Reinvestment and Share Purchase Plan, as amended (the "DRIP"), that  permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2012, the Company issued 6,627 shares of Common Stock and 7,950 shares of Class A Common Stock (34,498 shares of Common Stock and 8,532 shares of Class A Common Stock in fiscal 2011) through the DRIP.  As of October 31, 2012, there remained 370,097 shares of Common Stock and 429,808 shares of Class A Common Stock available for issuance under the DRIP.

The Company has a stockholder rights agreement that expires on November 11, 2018.  The rights are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one‑hundredth of a share of a newly‑established Series A Participating Preferred Stock at a price of $65 per one one‑hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% ("Acquiring Person") or more of the combined voting power of the Company's Common Shares, or announces an offer, the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to two times the exercise price of the right.

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

In a prior year, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock in the aggregate and to repurchase shares of the Company's Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open-market transactions.  The Company did not repurchase any shares of Common, Class A Common or preferred stock during fiscal 2012 and 2011.  As of October 31, 2012, the Company had repurchased 3,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the program.  The Company has yet to repurchase any preferred stock under the Program.

(12) STOCK COMPENSATION AND OTHER BENEFIT PLANS

Restricted Stock Plan
The Company accounts for its Restricted Stock Plan in accordance with ASC Topic 718, "Stock Compensation."  On March 10, 2011, the stockholders of the Company approved an amendment to the Company's restricted stock plan (the "Plan") to provide for an additional 500,000 Common Shares or Class A Common shares to be available for issuance under the Plan.  As amended, the Plan authorizes grants of up to an aggregate of 3,150,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 2,450,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

In January 2012, the Company awarded 175,950 shares of Common Stock and 61,600 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2012 was approximately $4.1 million.  As of October 31, 2012, there was $12.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.74 years.  For the years ended October 31, 2012, 2011 and 2010, amounts charged to compensation expense totaled $3,824,000, $3,822,000 and $3,200,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2012, and changes during the year ended October 31, 2012 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2011	1,343,250	$15.18	386,700	$16.51
Granted	175,950	$17.04	61,600	$18.35
Vested	(45,800)	$17.55	(48,400)	$17.95
Non-vested at October 31, 2012	1,473,400	$15.33	399,900	$16.62

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code.  Under the 401K Plan, the Company made contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $145,000 in each of the three years ended October 31, 2012, 2011 and 2010  The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

(13) FAIR VALUE MEASUREMENTS

ASC Topic 820, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants.

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

The Company calculates the fair value of the redeemable noncontrolling interests based on either quoted market prices on national exchanges or unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership in which the investor owns the partnership units.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2012, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2012 and 2011 (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fiscal Year Ended October 31, 2012

Assets:
Available for Sale Securities	$994	$994	$-	$-

Liabilities:
Interest Rate Swap Agreement	$55	$-	$55	$-

Redeemable noncontrolling interests	$11,421	$8,584	$-	$2,837

Fiscal Year Ended October 31, 2011

Assets:
Available for Sale Securities	$932	$932	$-	$-

Liabilities:
Interest Rate Swap Agreement	$128	$-	$128	$-

Redeemable noncontrolling interests	$2,824	$-	$-	$2,824

Fair market value measurements based upon Level 3 inputs changed from $3,911 at November 1, 2010 to $2,824 at October 31, 2011 as a result of a $281,000 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810, offset by a $1.4 million redemption of a portion of the Company's noncontrolling interests in Ironbound. Fair market value measurements based upon Level 3 inputs changed from $2,824 at November 1, 2011 to $2,837 at October 31, 2012 as a result of a $13,000 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810. (See note 9)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of the mortgage note receivable collateralized by real property is based on discounting the future cash flows at a year-end risk adjusted lending rate that the Company would utilize for loans of similar risk and duration. At October 31, 2012 and October 31, 2011, the estimated aggregate fair value of the mortgage note receivable was approximately $900,000 and $ 1.1 million, respectively.

The estimated fair value of mortgage notes payable was approximately $139 million and $125 million at October 31, 2012 and October 31, 2011, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(14) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

At October 31, 2012, the Company had commitments of approximately $1.8 million for tenant-related obligations.

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2012 and 2011 are as follows (in thousands, except per share data):

	Year Ended October 31, 2012				Year Ended October 31, 2011
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues	$22,684	$22,485	$23,083	$23,059	$24,526	$22,353	$21,961	$22,171

Net Income Attributable to Urstadt Biddle Properties Inc.	$7,037	$6,674	$7,494	$7,053	$10,149	$6,913	$7,522	$7,059

Preferred Stock Dividends	(3,273)	(3,274)	(3,273)	(3,447)	(3,273)	(3,274)	(3,273)	(3,274)
Redemption of Preferred Stock	-	-	-	(2,027)	-	-	-	-

Net Income Applicable to Common and Class A Common Stockholders	$3,764	$3,400	$4,221	$1,579	$6,876	$3,639	$4,249	$3,785

Per Share Data:
Basic Earnings Per Share:
Class A Common Stock	$.14	$.12	$.15	$.06	$.25	$.13	$.16	$.14
Common Stock	$.13	$.11	$.14	$.05	$.23	$.12	$.14	$.13

Diluted Earnings Per Share:
Class A Common Stock	$.13	$.12	$.15	$.05	$.25	$.13	$.15	$.14
Common Stock	$.12	$.11	$.14	$.05	$.23	$.12	$.14	$.12

(16)  SUBSEQUENT EVENTS

On December 12, 2012, the Board of Directors of the Company declared cash dividends of $.225 for each share of Common Stock and $.250 for each share of Class A Common Stock. The dividends are payable on January 18, 2013 to stockholders of record on January 4, 2013. The Board of Directors also ratified the actions of the Company's compensation committee authorizing the awards of 175,950 shares of Common Stock and 64,600 shares of Class A Common Stock to certain key officers and directors of the Company, effective January 2, 2013 pursuant to the Company's restricted stock plan.  The fair value of the shares awarded totaling $4.5 million will be charged to expense over the respective vesting periods.

In November 2012, the Company invested approximately $27 million of the cash proceeds from its recently completed Class A Common stock and preferred stock public offerings in marketable equity securities pending the investment of those proceeds in income producing retail commercial property or for general corporate purposes.

In November 2012, the Company entered into a contract to purchase a 109,000 square foot retail shopping center for $34.9 million.  In connection with the anticipated purchase, the Company will assume a first mortgage loan encumbering the property in the approximate amount of $19.1 million.  The mortgage loan bears interest at the rate of 5.68% per annum. The mortgage matures in January 2022.  The remaining equity needed to complete the acquisition will be funded with proceeds from the Company's recently completed Class A Common Stock and Series F Preferred Stock offerings.

In December 2012, the Company purchased equity intersts in four commercial real estate properties located in the Company's core marketplace with a combined GLA of 139,800 square feet.  The gross purchase price of the properties was $24.7 million.  The Company funded its equity with proceeds from its recently completed Class A Common Stock and Series F Preferred Stock offerings.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.
We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2012 and 2011 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2012.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2013 expressed an unqualified opinion thereon.

New York, New York January 10, 2013	/s/ PKF O'Connor Davies A Division of O'Connor Davies, LLP

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2012
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period					Life on which depreciation for building and improvements in latest
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired	income statement is computed (Note (c))
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:
Greenwich, CT	-	$708	$1,641	$-	$164	$708	$1,805	$2,513	$514	2001	31.5
Greenwich, CT	-	488	1,139	-	330	488	1,469	1,957	402	2000	31.5
Greenwich, CT	-	570	2,359	-	789	570	3,148	3,718	1,112	1998	31.5
Greenwich, CT	-	199	795	-	717	199	1,512	1,711	413	1993	31.5
Greenwich, CT	-	111	444	-	5	111	449	560	371	1994	31.5
	-	2,076	6,378	-	2,005	2,076	8,383	10,459	2,812
Retail Properties:
Bronxville, NY	-	60	239	95	776	155	1,015	1,170	69	2009	39.0
Yonkers, NY	-	30	121	183	734	213	855	1,068	66	2009	39.0
Yonkers, NY	-	30	121	85	341	115	462	577	36	2009	39.0
New Milford, CT	3,267	2,114	8,456	71	284	2,185	8,740	10,925	928	2008	39.0
New Milford, CT	-	4,492	17,967	166	667	4,658	18,634	23,292	1,185	2010	39.0
Newark, NJ	12,075	5,252	21,023	-	1,718	5,252	22,741	27,993	2,452	2008	39.0
Briarcliff, NY	-	279	1,117	-	-	279	1,117	1,396	134	2008	39.0
Waldwick, NJ	-	1,266	5,064	-	(1)	1,266	5,063	6,329	638	2007	39.0
Emerson NJ	735	3,633	14,531	-	1,329	3,633	15,860	19,493	2,200	2007	39.0
Monroe, CT	-	765	3,060	-	135	765	3,195	3,960	467	2007	39.0
Queens, NY	-	951	3,802	(57)	(221)	894	3,581	4,475	547	2006	39.0
Queens, NY	-	826	3,304	(34)	(137)	792	3,167	3,959	483	2006	39.0
Pelham, NY	-	1,694	6,843	-	(66)	1,694	6,777	8,471	1,139	2006	39.0
Stratford, CT	27,720	10,173	40,794	(94)	8,839	10,079	49,633	59,712	10,149	2005	39.0
Yorktown Heights, NY	-	5,786	23,221	-	268	5,786	23,489	29,275	4,433	2005	39.0
Rye, NY	-	909	3,637	-	350	909	3,987	4,896	824	2004	39.0
Rye, NY	1,530	483	1,930	-	7	483	1,937	2,420	422	2004	39.0
Rye, NY	690	239	958	-	87	239	1,045	1,284	241	2004	39.0
Rye, NY	1,571	695	2,782	-	(1)	695	2,781	3,476	605	2004	39.0
Somers, NY	-	4,318	17,268	-	547	4,318	17,815	22,133	4,531	2003	39.0
Westport, CT	-	2,076	8,305	-	206	2,076	8,511	10,587	2,164	2003	39.0
White Plains, NY	-	8,065	32,258	-	6,756	8,065	39,014	47,079	10,334	2003	39.0
Orange, CT	-	2,320	10,564	-	1,141	2,320	11,705	14,025	3,192	2003	39.0
Stamford, CT	48,502	17,965	71,859	-	5,957	17,965	77,816	95,781	21,580	2002	39.0
Danbury, CT	-	2,459	4,566	-	919	2,459	5,485	7,944	1,485	2002	39.0
Briarcliff, NY	-	2,222	5,185	-	677	2,222	5,862	8,084	1,520	2001	40.0
Somers, NY	-	1,833	7,383	-	588	1,833	7,971	9,804	3,197	1999	31.5
Briarcliff, NY	-	380	1,531	-	342	380	1,873	2,253	676	1999	40.0
Briarcliff, NY	16,809	2,300	9,708	2	3,820	2,302	13,528	15,830	4,893	1998	40.0
Ridgefield, CT	-	900	3,793	-	1,501	900	5,294	6,194	1,554	1998	40.0
Darien, CT	17,774	4,260	17,192	-	779	4,260	17,971	22,231	6,479	1998	40.0
Eastchester, NY	-	1,500	6,128	-	2,161	1,500	8,289	9,789	2,707	1997	31.0
Danbury, CT	-	3,850	15,811	-	3,790	3,850	19,601	23,451	9,104	1995	31.5
Carmel, NY	-	1,488	5,973	-	1,752	1,488	7,725	9,213	3,670	1995	31.5
Meriden, CT	-	5,000	20,309	-	4,921	5,000	25,230	30,230	13,342	1993	31.5
Somers, NY	-	821	2,600	-	549	821	3,149	3,970	1,330	1992	31.5
Wayne, NJ	574	2,492	9,966	-	1,344	2,492	11,310	13,802	5,256	1992	31.0
Newington, NH	-	728	1,997	-	1,827	728	3,824	4,552	2,487	1979	40.0
Springfield, MA	-	1,372	3,656	337	10,041	1,709	13,697	15,406	9,620	1970	40.0
Katonah, NY	-	1,704	6,816	-	-	1,704	6,816	8,520	451	2010	39.0
Fairfield, CT	-	3,393	13,574	153	612	3,546	14,186	17,732	352	2011	39.0
New Milford, CT	4,809	2,168	8,672	-	-	2,168	8,672	10,840	352	2011	39.0
Eastchester, NY		1,800	7,200	78	355	1,878	7,555	9,433	170	2012	39.0
Orangeburg, NY	7,180	3,200	12,800	30	237	3,230	13,037	16,267	193	2012	39.0
	143,236	118,291	464,084	1,015	65,931	119,306	530,015	649,321	137,657

Industrial Distribution Centers
Dallas, TX	-	217	-	-	46	217	46	263	13	1970	40.0
St. Louis, MO	-	233	934	-	(835)	233	99	332	29	1970	40.0
	-	450	934	-	(789)	450	145	595	42

Total	$143,236	$120,817	$471,396	$1,015	$67,147	$121,832	$538,543	$660,375	$140,511

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2012
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2012	2011	2010

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$631,167	$601,222	$565,672
Property improvements during the year	5,782	7,452	3,517
Properties acquired during the year	26,306	28,702	33,243
Properties sold during the year	(533)	---	---
Property assets fully depreciated and written off	(2,347)	(6,209)	(1,210)
Balance at end of year	$660,375	$631,167	$601,222

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$126,693	$118,193	$104,904
Provision during the year charged to income	16,183	14,709	14,499
Property sold during the year	(18)	---	---
Property assets fully depreciated and written off	(2,347)	(6,209)	(1,210)
Balance at end of year	$140,511	$126,693	$118,193

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $551 million at October 31, 2012.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2012
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)
COL. A	COL. B		COL. C	COL. D	COL. E	COL. F
					Remaining Face
					Amount of	Carrying Amount
	Interest Rate		Final Maturity		Mortgages (Note (b))	of Mortgage (Note (a))
Description	Coupon	Effective	Date	Periodic Payment Terms	(In Thousands)	(In Thousands)
FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
Riverside, CA	9%	12%	15-Jan-13	Payable in quarterly installments of Principal and Interest of $54	904	898

TOTAL MORTGAGE LOANS ON REAL ESTATE					$904	$898

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2012
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)
NOTES TO SCHEDULE IV	Year Ended October 31

(a) Reconciliation of Mortgage Loans on Real Estate
	2012	2011	2010

Balance at beginning of period:	$999	$1,090	$1,170

Deductions during the current period:
Collections of principal and amortization of discounts	(101)	(91)	(80)

Balance at end of period:	$898	$999	$1,090

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 2012 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.

Item 16.                          Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and Chief Executive Officer

/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 11, 2013	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director (Principal Executive Officer)	January 11, 2013

/s/ Willing L. Biddle Willing L. Biddle President and Director	January 11, 2013

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 11, 2013

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 11, 2013

/s/ E. Virgil Conway E. Virgil Conway Director	January 11, 2013

/s/ Robert R. Douglass Robert R. Douglass Director	January 11, 2013

/s/ Richard Grellier Richard Grellier Director	January 11, 2013

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 11, 2013

/s/ Robert J. Mueller Robert J. Mueller Director	January 11, 2013

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 11, 2013

Exhibit Index
Exhibit
(3).	Articles of Incorporation and Bylaws

	3.1	(a) Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Company's Statement on Form S-4/A filed January 23, 1997 (SEC File No. 333-19113)).

(b) Articles Supplementary of the Company (incorporated by reference to Annex A of Exhibit 4.1 of the Company's Current Report on Form 8-K dated August 3, 1998 (SEC File No. 001-12803)).

(c) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 filed on August 8, 2003 (SEC File No. 333-107803)).

(d) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated April 11, 2005 (SEC File No. 001-12803)).

(e) Certificate of Correction to the Articles Supplementary of the Company (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(f) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 3, 2005 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated June 7, 2005 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q dated June 6, 2008 (SEC File No. 001-12803)).

(i) Articles Supplementary of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated October 22, 2012 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 12, 2012 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 18, 2012 (SEC File No. 001-12803)).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(i) hereto.

	4.2	Series C Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

	4.3	Series D Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

	4.4	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(i) and 10.7 hereto.

	4.5	Series F Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

(10)	Material Contracts.

10.1
Form of Indemnification Agreement entered into between the Company and each of its Directors and for future use with Directors and officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended October 31, 1989 (SEC File No. 001-12803)).  [1]

10.2
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

	10.3	Excess Benefit and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended October 31, 1998 (SEC File No. 001-12803)). [1]

10.4
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company's Annual Report on Form 10-K for the year ended October 31, 2006) [1]

10.5
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 26, 2007 (SEC File No. 001-12803)).¹

10.6
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Employees, Non-Employee Directors, Employee Directors and Employee Directors – Alternate Version) effective as of November 7, 2007 (incorporated by reference to Exhibits 10.18, 10.19, 10.20 and 10.21 of the Company's Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.7
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.9
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.10
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.11
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 10, 2011 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2011 (SEC File No. 001-12803)). [1]

10.12
 Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). ¹

10.13
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

10.14
Equity Underwriting Agreement, dated October 1, 2012, between the Company and Deutsche Bank Securities, Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated October 4, 2012 (SEC File No. 001-12803)).

10.15
Underwriting Agreement, dated October 17, 2012, between the Company and BMO Capital Markets Corp., as representative of the several underwriters named on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated October 22, 2012 (SEC File No. 001-12803)).

[1] Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)		List of Company's subsidiaries

(23)		Consent of PKF O'Connor Davies, a Division of O'Connor Davies, LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Charles J. Urstadt.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Charles J. Urstadt and John T. Hayes.

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, 4) the Consolidated Statements of Stockholders' Equity and (5) Notes to Consolidated Financial Statements detail tagged.