Form 10-Q
period 2013-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2013-03-11
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of March 8, 2013 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,030,867 Common Shares, par value $.01 per share, and 23,525,773 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2013 (Unaudited) and October 31, 2012.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Unaudited) – Three months ended January 31, 2013 and 2012.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2013 and 2012.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2013.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,	Oct 31,
ASSETS	2013	2012
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$667,739	$659,780
Non-core properties – at cost	595	595
	668,334	660,375
Less: Accumulated depreciation	(143,748)	(140,511)
	524,586	519,864
Investments in and advances to unconsolidated joint ventures	31,239	26,708
Mortgage note receivable	857	898
	556,682	547,470

Cash and cash equivalents	25,437	78,092
Restricted cash	836	63,979
Marketable securities	29,290	994
Tenant receivables	23,175	21,549
Prepaid expenses and other assets	11,433	6,958
Deferred charges, net of accumulated amortization	5,118	5,201
Total Assets	$651,971	$724,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$-	$11,600
Mortgage notes payable and other loans	142,502	143,236
Preferred stock called for redemption	-	58,508
Accounts payable and accrued expenses	5,010	1,632
Deferred compensation – officers	184	194
Other liabilities	14,792	13,134
Total Liabilities	162,488	228,304

Redeemable Noncontrolling Interests	12,052	11,421

8.50% Series C Senior Cumulative Preferred Stock; (liquidation preference of $100 per share); 224,027 shares issued and outstanding	21,929	21,510

Commitments and Contingencies

Stockholders' Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
Excess Stock, par value $.01 per share; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized; 9,030,867 and 8,854,465 shares issued and outstanding	90	89
Class A Common Stock, par value $.01 per share; 40,000,000 shares authorized; 23,525,773 and 23,460,880 shares issued and outstanding	235	235
Additional paid in capital	363,841	362,777
Cumulative distributions in excess of net income	(99,951)	(90,701)
Accumulated other comprehensive income (loss)	662	(17)
Total Stockholders' Equity	455,502	463,008
Total Liabilities and Stockholders' Equity	$651,971	$724,243

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	January 31,
	2013	2012
Revenues
Base rents	$17,088	$16,714
Recoveries from tenants	6,323	5,302
Lease termination income	-	87
Other income	725	581
Total Revenues	24,136	22,684

Expenses
Property operating	5,258	3,719
Property taxes	3,808	3,752
Depreciation and amortization	4,155	4,212
General and administrative	2,152	1,947
Acquisition costs	153	85
Directors' fees and expenses	108	71
Total Operating Expenses	15,634	13,786

Operating Income	8,502	8,898
Non-Operating Income (Expense):
Interest expense	(2,220)	(2,035)
Equity in net income from unconsolidated joint ventures	182	26
Interest, dividends and other investment income	732	225

Net Income	7,196	7,114

Noncontrolling interests:
Net income attributable to noncontrolling interests	(182)	(77)
Net income attributable to Urstadt Biddle Properties Inc.	7,014	7,037
Preferred stock dividends	(3,961)	(3,273)
Redemption of preferred stock	(3,759)	-

Net Income (Loss) Applicable to Common and Class A Common Stockholders	$(706)	$3,764

Basic Earnings (Loss) Per Share:
Common	$(.02)	$.13
Class A Common	$(.02)	$.14

Diluted Earnings (Loss) Per Share:
Common	$(.02)	$.12
Class A Common	$(.02)	$.13

Dividends Per Share:
Common	$.2250	$.2250
Class A Common	$.2500	$.2475

 The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2013	2012

Net Income	$7,196	$7,114

Other comprehensive income:
Change in unrealized gain in marketable equity securities	645	46
Change in unrealized loss on interest rate swaps	34	18

Total comprehensive income	7,875	7,178
Comprehensive income attributable to noncontrolling interests	(182)	(77)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	7,693	7,101
Preferred stock dividends	(3,961)	(3,273)
Redemption of preferred stock	(3,759)	-

Total comprehensive income (loss) applicable to Common and Class A Common Stockholders	$(27)	$3,828

 The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$7,196	$7,114
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,155	4,212
Straight-line rent adjustment	(39)	(113)
Provisions for tenant credit losses	253	122
Restricted stock compensation expense and other adjustments	1,022	900
Deferred compensation arrangement	(10)	4
Equity in net income of unconsolidated joint ventures	(182)	(26)
Changes in operating assets and liabilities:
Tenant receivables	(1,839)	(163)
Accounts payable and accrued expenses	3,412	2,471
Other assets and other liabilities, net	(3,488)	(3,392)
Restricted Cash	9	(152)
Net Cash Flow Provided by Operating Activities	10,489	10,977

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(11,262)	(5,432)
Investments in and advances to unconsolidated joint ventures	(18,003)	-
Repayment of advance to unconsolidated joint venture	13,170	-
Purchase of marketable securities available for sale	(27,016)	-
Return of deposits on acquisitions of real estate	400	494
Deposits on acquisition of real estate investments	(326)	(44)
Improvements to properties and deferred charges	(1,991)	(2,020)
Net proceeds from the sale of property	4,475	-
Distributions to noncontrolling interests	(182)	(77)
Distributions from unconsolidated joint ventures	190	-
Payments received on mortgage note and other receivables	281	264
Net Cash Flow (Used in) Investing Activities	(40,264)	(6,815)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(7,913)	(7,177)
Dividends paid -- Preferred Stock	(3,961)	(3,273)
Principal repayments on mortgage notes payable	(736)	(649)
Return of escrow deposit	1,286	-
Proceeds from revolving credit line borrowings	-	5,000
Repayment of revolving credit line borrowings	(11,600)	-
Repurchase of shares of Common Stock	(18)	-
Sales of additional shares of Common and Class A Common Stock	62	74
Net Cash Flow (Used in) Financing Activities	(22,880)	(6,025)

Net (Decrease) In Cash and Cash Equivalents	(52,655)	(1,863)
Cash and Cash Equivalents at Beginning of Period	78,092	4,529

Cash and Cash Equivalents at End of Period	$25,437	$2,666

Supplemental Cash Flow Disclosures:
Interest Paid	$2,104	$1,997

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances – October 31, 2012	2,450,000	$61,250	5,175,000	$129,375	8,854,465	$89	23,460,880	$235	$362,777	$(90,701)	$(17)	$463,008
Comprehensive Income:
Net (loss) applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	(706)	-	(706)
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	645	645
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	34	34
Cash dividends paid :
Common stock ($.2250 per share)	-	-	-	-	-	-	-	-	-	(2,032)	-	(2,032)
Class A common stock ($.25 per share)	-	-	-	-	-	-	-	-	-	(5,881)	-	(5,881)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,452	-	1,793	-	62	-	-	62
Shares issued under restricted stock plan	-	-	-	-	175,950	1	64,100	-	(1)	-	-	-
Repurchase of common stock	-	-	-	-	(1,000)	-	-	-	(18)	-	-	(18)
Forfeiture of restricted stock	-	-	-	-	-	-	(1,000)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,021	-	-	1,021
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(631)	-	(631)
Balances – January 31, 2013	2,450,000	$61,250	5,175,000	$129,375	9,030,867	$90	23,525,773	$235	$363,841	$(99,951)	$662	$455,502

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2013, the Company owned or had equity interests in 60 properties containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2012.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectibility of tenant and mortgage notes receivables and other assets.  Actual results could differ from these estimates.  The balance sheet at October 31, 2012 has been derived from audited financial statements at that date.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2013. As of January 31, 2013, the fiscal tax years 2009 through and including 2013 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders' Equity.  There were no sales of marketable securities during the three month periods ended January 31, 2013 and 2012.  In November 2012, the Company purchased approximately $27 million of REIT and preferred security investment funds with a portion of the proceeds from its completed stock sales in October of 2012.  The Company plans on holding these securities until the funds are needed for investment property acquisitions or other general corporate purposes.

As of January 31, 2013, all of the Company's marketable securities consisted of REIT Preferred Stocks and REIT and preferred security investment funds.  At January 31, 2013, the Company has recorded a net unrealized gain on available for sale securities in the amount of $682,000.  The Company analyzes unrealized losses, if any, to determine if the unrealized losses are temporary.  If and when the Company deems any unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized gain at January 31, 2013 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

Preferred Security Investment Funds	$28,192	$27,536	$656	$656	$-
REIT Preferred Stocks	1,098	1,072	26	26	-
Total Marketable Securities	$29,290	$28,608	$682	$682	$-

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

As of January 31, 2013, the Company believes it has no significant risk associated with non-performance of the financial institution, which is the counterparty to its derivative contracts.  At January 31, 2013, the Company had approximately $3.8 million in secured mortgage financings subject to an interest rate swap. Such interest rate swap converted the LIBOR-based variable rate on the mortgage financings to a fixed annual rate of 3.95% per annum. As of January 31, 2013, the Company had accrued liabilities of $20,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company's interest rate swap applicable to a secured mortgage.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At January 31, 2013, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $682,000 and net unrealized losses on an interest rate swap agreement of $20,000.  At October 31, 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $38,000 and net unrealized losses on an interest rate swap agreement of approximately $55,000. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2013.

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

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At January 31, 2013 and October 31, 2012, approximately $13,528,000 and $13,507,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2013 and October 31, 2012, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,664,000 and $3,686,000, respectively.  During the three month periods ended January 31, 2013 and 2012, the Company provided $253,000 and $122,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

Earnings Per Share
The Company calculates basic and diluted earnings per share in accordance with the provisions of ASC Topic 260, "Earnings Per Share."  Basic earnings per share ("EPS") excludes the impact of dilutive shares and is computed by dividing net income applicable to Common and Class A Common stockholders by the weighted average number of Common shares and Class A Common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common shares or Class A Common shares were exercised or converted into Common shares or Class A Common shares and then shared in the earnings of the Company.  Since the effect of adding the equivalent shares related to the Company's restricted stock awards would be anti-dilutive for the three months ended January 31, 2013 the equivalent shares related to the Company's restricted stock awards have been excluded from the calculation of diluted EPS.  Since the cash dividends declared on the Company's Class A Common stock are higher than the dividends declared on the Common Stock, basic and diluted EPS have been calculated using the "two-class" method.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to the weighted average of the dividends declared, outstanding shares per class and participation rights in undistributed earnings.

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2013	2012
Numerator
Net income (loss) applicable to common stockholders – basic	$(160)	$925
Effect of dilutive securities:
Restricted Stock awards	(10)	52
Net income (loss) applicable to common stockholders – diluted	$(170)	$977

Denominator
Denominator for basic EPS – weighted average common shares	7,543	7,367
Effect of dilutive securities:
Restricted stock awards	-	623
Denominator for diluted EPS – weighted average common equivalent shares	7,543	7,990

Numerator
Net income (loss) applicable to Class A common stockholders-basic	$(546)	$2,839
Effect of dilutive securities:
Restricted Stock awards	10	(52)
Net income (loss) applicable to Class A common stockholders – diluted	$(536)	$2,787

Denominator
Denominator for basic EPS – weighted average Class A common shares	23,120	20,552
Effect of dilutive securities:
Restricted stock awards	-	158
Denominator for diluted EPS – weighted average Class A common equivalent shares	23,120	20,710

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

New Accounting Standards

Adopted in fiscal 2013

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income." ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This pronouncement became effective for the Company in the first quarter of fiscal 2013 and as a result the Company has included a separate consolidated statement of comprehensive income immediately following the consolidated statement of income as required by the ASU.

To be adopted

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 will require the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. This pronouncement will be effective for us in the first quarter of fiscal 2014 and is not expected to have a significant impact on our consolidated financial statements.

(2) CORE PROPERTIES

In December of 2012, subsidiaries of the Company purchased two suburban office buildings ("NJ Office Buildings") located in the Company's core marketplace with a combined GLA of 23,500 square feet.  The gross purchase price of the two properties was $6.5 million. The Company funded its equity with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.  In conjunction with the above acquisitions, the Company entered into a contract to purchase, from the same seller, a 109,000 square foot retail shopping center located in its core marketplace for $34.9 million.  In connection with the anticipated purchase, the Company will assume a first mortgage loan encumbering the property in the approximate amount of $19.1 million.  The mortgage loan bears interest at the rate of 5.68% per annum. The mortgage matures in January 2022.  The remaining equity needed to complete the acquisition will be funded with proceeds from the aforementioned stock offerings completed in October 2012.

In January 2013, the Company purchased three free standing net leased properties ("Net Leased Properties") located in the Company's core marketplace with a combined GLA of 10,900 square feet.  The gross purchase price of the three properties was $4.8 million. The Company funded its equity with proceeds from its two stock offerings completed in October 2012.

On July 24, 2009 the state of Connecticut acquired certain areas of a property owned by two of the Company's wholly owned subsidiaries through a combination of condemnation and easement due to the re-construction of a bridge that exists over the property and awarded the Company's subsidiaries a total of approximately $2.0 million.  In December of 2012, the Company received an additional $2.7 million award from the state of Connecticut for the aforementioned condemnation and easement.  Approximately $4.27 million of the total award represents amounts paid to the Company for easements provided to the state of Connecticut for certain areas of the property through the end of the construction period, loss of rental income and property restoration costs.  The Company will continue to amortize the original $1.8 million easement and loss of rental income proceeds as an addition to income on a straight line basis evenly over the 10 year life of the easement and lost rent period and the newly awarded $2.46 million easement and loss of rental income over the remaining 6.75 year life of the easement and loss of rent income.

The Company has accounted for the condemnation portion of the aforementioned award in accordance with ASC Topic 605 – Revenue Recognition, Subtopic 40 – Gains and Losses which requires the Company to record a gain or loss on the excess or deficit of the proceeds received over the estimated net book value of the condemned non-monetary asset.  As a result of the transaction the company has recorded an additional gain on condemnation of approximately $213,000 which is recorded in other income on the consolidated statement of income for the three months ended January 31, 2013.

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

The Company is currently in the process of evaluating the fair value of the in-place leases for the NJ Office Buildings and Net Leased Properties.  Consequently, no value has yet been assigned to those leases and the purchase price allocation is preliminary and may be subject to change.  In fiscal 2013, the Company completed evaluating the fair value of the in-place leases for UB Orangeburg, LLC ("Orangeburg") (see note 5), acquired in fiscal 2012 and has concluded that no value needs to be assigned to those leases.

For the three months ended January 31, 2013 and 2012 the net amortization of above-market and below-market leases was approximately $129,000 and $83,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2013.

In January 2013, the Company repaid $11.6 million on its Facility.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock.  At January 31, 2013, the Company had issued and outstanding 224,027 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 5,175,000 shares of Series F Cumulative Preferred Stock (Series F Preferred Stock) (see note 7).

On October 22, 2012, it became probable that the Company would redeem the remaining 224,027 outstanding shares of the Series C Preferred Stock on the redemption date in May 2013 and as a result the difference between the redemption amount and the net book value of the Series C Shares is being accreted from the date the redemption became probable through the redemption date in May 2013.  As a result the Company recorded $419,000 as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the three month period ended January 31, 2013.

On November 21, 2012, the Company redeemed all of its 2,400,000 shares of Series E Senior Cumulative Preferred Stock at a make-whole price of $25.77 per share (liquidation value $25.00 per share).  As a result, the Company has included the $1,848,000 difference between the make-whole price of $25.77 per share and the liquidation value of $25 per share as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the three month period ended January 31, 2013.  The remaining difference between the liquidation value and the net book value of the Series E Shares in the amount of $1,492,000 is recorded as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the three months ended January 31, 2013.

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

The Series C Preferred Stock contains covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  Shares of the Series C Preferred Stock are non-voting; however, under certain circumstances (relating to non-payment of dividends or failure to comply with the financial covenants) the Series C preferred stockholders would be entitled to elect two directors.  The Company was in compliance with such covenants at January 31, 2013.

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

Orangeburg

In fiscal 2012, the Company acquired an approximate 2% interest in Orangeburg, a newly formed limited liability company in which the Company is the sole managing member.  Orangeburg acquired, by contribution, a 74,000 square foot shopping center in Orangeburg, New York, at its estimated fair value of $16.0 million and the assumption of an existing first mortgage loan on the property at its estimated fair value of $7.4 million bearing interest at a fixed rate of 2.04% (6.19% contractual rate).  The Company's net investment in Orangeburg amounted to $186,000.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the three month period ended January 31, 2013 and 2012, the Company adjusted the carrying value of the non-controlling interests by $631,000 and $44,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at January 31, 2013 and October 31, 2012: (amounts in thousands)

	January 31, 2013	October 31, 2012

Beginning Balance	$11,421	$2,824
Initial Orangeburg noncontrolling Interests	-	8,724
Change in Redemption Value	631	(127)

Ending Balance	$12,052	$11,421

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2013 and October 31, 2012 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	January 31, 2013	October 31, 2012

Chestnut Ridge and Plaza 59 Shopping Centers (50.0% in 2013 and 0% in 2012)	$18,135	$-
Putnam Plaza Shopping Center (66.67%)	6,614	6,820
Midway Shopping Center, L.P. (11.642%)	5,767	19,165
81 Pondfield Road Company (20%)	723	723
Total	$31,239	$26,708

Midway Shopping Center, L.P.
The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. In addition, the Company loaned Midway, in the form of an unsecured note, approximately $13.2 million.  The loans to Midway by the Company required monthly payments to the Company of interest only at 5.75% per annum.  The loan matured on January 1, 2013 and was repaid. The Company has evaluated its investment in Midway and has concluded that the venture is not a VIE and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $32 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Chestnut Ridge and Plaza 59 Shopping Centers

In December 2012, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in the Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut") and the Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59") for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIE's. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

Putnam Plaza has a first mortgage payable in the amount of $21 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

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

In January 2013, the Company awarded 175,950 shares of Common Stock and 64,100 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2013 was approximately $4.5 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of January 31, 2013, and changes during the three months ended January 31, 2013 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2012	1,473,400	$15.33	399,900	$16.62
Granted	175,950	$18.30	64,100	$19.74
Vested	(169,650)	$14.87	(58,850)	$18.08
Forfeited	-	-	(1,000)	$19.05
Non-vested at January 31, 2013	1,479,700	$15.88	404,150	$17.39

As of January 31, 2013, there was $16.2 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.1 years.  For the three months ended January 31, 2013 and 2012 amounts charged to compensation expense totaled $987,000 and $911,000, respectively.

Share Repurchase Program
Previously,  the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of January 31, 2013, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

Preferred Stock
The Series D Preferred Stock is non-voting, has no maturity and is not convertible into any other security of the Company and is redeemable at the Company's option at a price of $25.00 per share plus accrued and unpaid dividends.

The Series F Preferred Stock is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option on or after October 24, 2017.  The holders of our Series F Preferred Stock have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions, holders of the Series F Preferred Stock will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series F Preferred Stock, together with all of the Company's other series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured.  Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series F Preferred Stock will have the right to convert all or part of the shares of Series F Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A common stock.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves ("significant other observable inputs.")  The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2012 and January 31, 2013, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2013

Assets:
Available for Sale Securities	$29,290	$29,290	$-	$-

Liabilities:
Interest Rate Swap Agreement	$20	$-	$20	$-

Redeemable noncontrolling interests	$12,052	$9,173	$-	$2,879

October 31, 2012

Assets:
Available for Sale Securities	$994	$994	$-	$-

Liabilities:
Interest Rate Swap Agreement	$55	$-	$55	$-

Redeemable noncontrolling interests	$11,421	$8,584	$-	$2,837

Fair market value measurements based upon Level 3 inputs changed from $2,824 at November 1, 2011 to $2,837 at October 31, 2012 as a result of a $13 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,837 at November 1, 2012 to $2,879 at January 31, 2013 as a result of a $42 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 (See note 5).

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant and mortgage receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of mortgage notes payable and other loans were approximately $136 million at January 31, 2013 and $139 million at October 31, 2012. The estimated fair value of mortgage notes payable and other loans are based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2013, the Company had commitments of approximately $2.0 million for capital improvements to its properties and tenant related obligations.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements
This Item 2 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in "Item 1A Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2012.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2013, the Company owned or had equity interests in 60 properties containing a total of 5.0 million square feet of GLA of which 91.2% was leased.  The Company has equity interests in five unconsolidated joint ventures at January 31, 2013.  Those joint ventures are approximately 96% leased.  The Company has paid quarterly dividends to our shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 19 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in the remainder of fiscal 2013, expects that it may continue to experience a higher level of vacancies, relative to the Company's historical norm, at some of its shopping centers and a lengthening in the time required for re-leasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather any difficulties it might encounter.  The Company currently has 417,000 square feet of vacant space in its core property portfolio.  Of this vacant space, 231,000 square feet, or 55% of the Company's vacant space, is located in five properties that have been more difficult to lease or are in various stages of redevelopment.  Management is confident that the strategy it has in place for each of these five properties will allow the vacant spaces to be leased and the properties to operate more efficiently within the next twelve to twenty-four months.  Of the 231,000 square feet vacant in these five properties, the Company:

•	Has 23,000 square feet of leases ready to be executed (5.51% of the Company's vacant space)
•	Is currently in negotiations on new leases for approximately 131,000 square feet (31% of the Company's total vacant space)

If all of these leases are executed our leased rate will increase by approximately 4%.  Income from such leases should accrue to our earnings sometime in fiscal 2013 or fiscal 2014.  The Company has a strong capital structure with only $3.2 million in secured debt maturing in the next 12 months. Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2012 and 2013, the Company's financial data shows increases in total revenues and expenses for the three month period ended January 31, 2013 when compared to the corresponding period of the prior year.

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

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2012 included in the Company's Annual Report on Form 10-K for that year.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the three month period ended January 31, 2013 and 2012, the Company increased its allowance for doubtful accounts by $253,000 and $122,000, respectively.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2013.

Liquidity and Capital Resources
In October 2012, the Company completed two equity offerings and raised approximately $173 million in capital.  Through January 31, 2013, the Company has used approximately $16.3 million to repay outstanding variable rate and fixed rate mortgage debt that matured and used approximately $81 million in connection with the repurchase of a portion of the Company's Series C Senior Cumulative Preferred Stock and the redemption of all of its outstanding Series E Senior Cumulative Preferred Stock.  In addition, the Company is planning on redeeming the remaining Series C Cumulative Preferred Stock when it is callable in May 2013.  The Company has used approximately $29 million and is committed to use an additional $16 million in proceeds from the aforementioned stock offerings to purchase income producing commercial real estate.  See Notes 2 and 6 included in the Company's financial statements included in Item 1 for more information.

At January 31, 2013, the Company had unrestricted cash and cash equivalents of $25.4 million compared to $78.1 million at October 31, 2012.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.  In addition, the Company has invested a portion of the aforementioned equity offering proceeds in marketable equity securities which are valued at $29.3 million as of January 31, 2013.

As discussed above, the Company maintains a very conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 22% and a very strong fixed charge coverage ratio of over 2.2 to 1, which we believe will allow the Company to obtain additional financing if necessary.  The Company has $3.2 million of fixed rate debt coming due in fiscal 2013, which it plans to repay with available cash or borrowings on its lines of credit.

At January 31, 2013, the Company had loan availability of $80 million on its revolving line of credit.

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

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2013 and to meet its dividend requirements necessary to maintain its REIT status.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $10.5 million in the three months ended January 31, 2013, compared to $11.0 million in the comparable period of fiscal 2012. The net decrease in operating cash flows in the first three months of fiscal 2013 when compared with the corresponding prior period was due primarily to an increase in tenant receivables offset by an increase in net operating income from acquisitions the Company completed in the fiscal 2012 and the first quarter of fiscal 2013.

Investing Activities

Net cash flows used by investing activities amounted to $40.3 million in the first three months of fiscal 2013 compared to $6.8 million in the comparable period of fiscal 2012. The net increase in cash flows used by investing activities in fiscal 2013 when compared to the corresponding prior period was primarily the result of the Company purchasing equity interests in seven properties in the first three months of fiscal 2013 for a net investment of $29.5 million versus purchasing one property for $5.4 million in the first three months of fiscal 2012.  In addition, the Company purchased $27 million in marketable securities in the first quarter of fiscal 2013 and none in the first quarter of fiscal 2012.  Both of these cash uses were partially offset by the repayment of a $13 million loan made by the Company in a prior year to one of its unconsolidated joint ventures and cash proceeds of $4.5 million from the sale of one of the Company's properties.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $22.9 million in the first three months of fiscal 2013 compared with $6.0 million in the comparable period of fiscal 2012. The increase in net cash used by financing activities in the first three months of fiscal 2013 compared to the corresponding period of fiscal 2012 was attributable predominantly to the Company repaying $12 million on its unsecured line of credit in the first three months of fiscal 2013 versus borrowing $5.0 million in the first three months of fiscal 2012 and an increase in the annualized dividend rate in fiscal 2013 on the Company's outstanding Class A Common stock of $0.01 per share and the payment of dividends on a new series of preferred stock and an additional 2.5 million Class A Common shares issued in October 2012.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $143 million consists entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.6% at January 31, 2013. The mortgage loans with fixed interest rates are secured by 12 properties with a net book value of $218 million and have fixed rates of interest ranging from 2.8% to 11.3%.  The Company made principal payments of $736,000 in the three months ended January 31, 2013 compared to $649,000 in the comparable period of fiscal 2012.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2013.

As of March 9, 2013, $80 million is available to be drawn on the Company's revolving credit facility.

Off-Balance Sheet Arrangements

The Company has five off-balance sheet investments in real estate property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity interest in the Midway Shopping Center L.P., a 50% equity interest in the Chestnut Ridge Shopping Center ("Chestnut") and Plaza 59 Shopping Centers ("Plaza 59") and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, "Investments in and Advances to Unconsolidated Joint Ventures" in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2013, the Company paid approximately $2.0 million for property improvements, tenant improvements and leasing commission costs (approximately $1.1 million representing recurring property improvements and approximately $900,000 related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $2.0 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2013. These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions and Significant Property Transactions

In December 2012, subsidiaries of the Company purchased two suburban office buildings ("NJ Office Buildings") located in the Company's core marketplace with a combined GLA of 23,500 square feet.  The gross purchase price of the two properties was $6.5 million. The Company funded its equity with proceeds from its two stock offerings completed in October 2012.  In conjunction with the above acquisitions, the Company entered into a contract to purchase, from the same seller, a 109,000 square foot retail shopping center located in its core marketplace for $34.9 million.  In connection with the anticipated purchase, the Company will assume a first mortgage loan encumbering the property in the approximate amount of $19.1 million.

In December 2012, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in the Chestnut Ridge located in Montvale, New Jersey and Plaza 59 located in Spring Valley, New York for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The Company funded its equity with proceeds from its two stock offerings completed in October 2012.

In January 2013, the Company purchased three free standing net leased properties ("Net Leased Properties") located in the Company's core marketplace with a combined GLA of 10,900 square feet.  The gross purchase price of the three properties was $4.8 million. The Company funded its equity with proceeds from its two stock offerings completed in October 2012.

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

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company's ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At January 31, 2013, the two remaining non-core properties have a net book value of approximately $545,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income (loss) applicable to Common and Class A Common Stockholders in accordance with U.S. GAAP to FFO for each of the three months ended January 31, 2013 and 2012 (amounts in thousands).

	Three Months Ended January 31,
	2013	2012
Net Income (Loss) Applicable to Common and Class A Common Stockholders	$(706)	$3,764

Real property depreciation	3,228	3,227
Amortization of tenant improvements and allowances	800	847
Amortization of deferred leasing costs	112	123
Depreciation and amortization on unconsolidated joint ventures	188	270
Loss on sale of asset	79	-
Funds from Operations Applicable to Common and Class A Common Stockholders	$3,701	$8,231

Net Cash Provided by (Used in):
Operating Activities	$10,489	$10,977
Investing Activities	$(40,264)	$(6,815)
Financing Activities	$(22,880)	$(6,025)

FFO amounted to $3.7 million in the first three months of fiscal 2013 compared to $8.2 million in comparable period of fiscal 2012.  The net decrease in FFO is attributable, among other things, to: a) the Company incurring $3.8 million in one time preferred stock redemption charges in the first three months of fiscal 2013; b) an increase of $688,000 in preferred stock dividends mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock series; c) an increase in interest expense as a result of the Company placing a $28 million mortgage on one of its properties in the second quarter of fiscal 2012; d) a $205,000 increase in general and administration expense primarily the result of increased compensation and benefits related to additional staffing and e) a loss of base rent related to vacancies at some of the Company's properties that occurred in the fourth quarter of fiscal 2012; offset by: f) a small increase from the net operating income relating to property acquisitions in fiscal 2012 and the first quarter of fiscal 2013.

Results of Operations

The following information summarizes the Company's results of operations for the three month period ended January 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to:
Revenues	2013	2012	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$17,088	$16,714	$374	2.2%	$436		$(62)
Recoveries from tenants	6,323	5,302	1,021	19.3%	368		653
Other income	725	581	144	24.8%	-		144

Operating Expenses
Property operating expenses	5,258	3,719	1,539	41.4%	392		1,147
Property taxes	3,808	3,752	56	1.5%	73		(17)
Depreciation and amortization	4,155	4,212	(57)	(1.4%)	112		(169)
General and administrative expenses	2,152	1,947	205	10.5%	N/	A	N/	A

Other Income/Expenses
Interest expense	2,220	2,035	185	9.1%	9		176
Interest, dividends and other investment income	732	225	507	225.3%	N/	A	N/	A

Revenues
Base rents increased by 2.2% to $17.1 million for the three month period ended January 31, 2013 as compared with $16.7 million in the comparable period of 2012. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2012 and first quarter of fiscal 2013, the Company purchased seven properties totaling approximately 132,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the three month period ended January 31, 2013.

Properties Held in Both Periods:

The net decrease in base rents for properties held during the three month period ended January 31, 2013 compared to the same period in fiscal 2012 was a result of an increase in bad debt expense of $131,000 and a decrease of straight line rental revenue of $74,000 both of which are included in base rent revenue on the consolidated statement of income; offset by an increase of $140,000 as a result of increased rents on in-place leases in the portfolio.  In the first quarter of fiscal 2013, the Company leased or renewed approximately 152,000 square feet (or approximately 3.42% of total consolidated property leasable area).  At January 31, 2013, the Company's core properties were approximately 89.6% leased, an increase of 0.4% from the end of fiscal 2012 and a decrease of 0.8% from the end of fiscal 2011.  Overall core property occupancy increased to 88.4% at January 31, 2013, an increase of 0.3% from the end of fiscal 2012 and a decrease of 1.33% from the end of fiscal 2011.

In the three month period ended January 31, 2013, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by a net $653,000.  This net increase was a result of higher operating expenses at its properties held in both periods of $1.1 million due predominantly to an increase in parking lot, building roof and building repairs.

Other income increased by $144,000 in the three month period ended January 31, 2013, when compared with the corresponding period from the prior year as a result of increased management and lease commission fees on non-owned properties.

Interest, dividends and other investment income increased by $507,000 in the three month period ended January 31, 2013, when compared with the corresponding period from the prior year, predominantly as a result of the Company investing approximately $27 million of the proceeds from its two equity offerings completed in October 2012 in income producing securities in the first quarter of fiscal 2013.

Expenses
Property operating expenses for properties held in both periods increased by $1.1 million in the three month period ended January 31, 2013 when compared with the corresponding period from the prior year as a result of an increase in parking lot, building roof and building repairs.

Real estate taxes for properties held in both periods were relatively unchanged.

Interest expense for properties held in both periods increased by $176,000 in the three month period ended January 31, 2013 when compared with the corresponding period from the prior year as a result of the Company placing a $28 million mortgage on one of its properties in the second quarter of fiscal 2012.

Depreciation and amortization expense from properties held in both periods decreased by $169,000 as a result of tenant improvement costs written off for tenants that vacated the portfolio in the first quarter of fiscal 2012.

General and administrative expenses increased by a net $205,000 in the three month period ended January 31, 2013, when compared to the corresponding period in fiscal 2012, primarily due to an increase in compensation costs related to an increase in staffing.

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

Index

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

As of January 31, 2013 the Company had no variable rate debt outstanding.

The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 5.6% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended January 31, 2013, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares in the aggregate of Common Stock, Class A Common Stock, Series C Preferred Stock or Series D Preferred Stock. Any combination of either Common Stock, Class A Common Stock or Preferred Stock not exceeding 770,822 shares, in the aggregate, may yet be purchased under the Program.

The following table sets forth Common shares repurchased by the Company during the three months ended January 31, 2013 (the Company did not repurchase any shares during the three months ended January 31, 2012):

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
November 2012	1,000	$17.49	1,000	770,822
December 2012	-	$-		770,822
January 2013	-	$-		770,822

There is no assurance that the Company will repurchase the full amount of shares authorized.  Any combination of Common or Class A Common may be repurchased under the program.

Index

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 11, 2013	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.