Form 10-Q
period 2013-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2013-06-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of June 5, 2013 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,032,261 Common Shares, par value $.01 per share, and 23,527,392 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – April 30, 2013 (Unaudited) and October 31, 2012.

Consolidated Statements of Income (Unaudited) – Three and six months ended April 30, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Unaudited) – Three and six months ended April 30, 2013 and 2012.

Consolidated Statements of Cash Flows (Unaudited) – Six months ended April 30, 2013 and 2012.

Consolidated Statement of Stockholders' Equity (Unaudited) – Six months ended April 30, 2013.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,	Oct 31,
ASSETS	2013	2012
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$670,866	$659,780
Non-core properties – at cost	595	595
	671,461	660,375
Less: Accumulated depreciation	(147,353)	(140,511)
	524,108	519,864
Investments in and advances to unconsolidated joint ventures	31,409	26,708
Mortgage note receivable	815	898
	556,332	547,470

Cash and cash equivalents	22,835	78,092
Restricted cash	1,327	63,979
Marketable securities	30,460	994
Tenant receivables	22,355	21,549
Prepaid expenses and other assets	8,346	6,958
Deferred charges, net of accumulated amortization	5,036	5,201
Total Assets	$646,691	$724,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$-	$11,600
Mortgage notes payable and other loans	141,787	143,236
Preferred stock called for redemption	22,334	58,508
Accounts payable and accrued expenses	2,279	1,632
Deferred compensation – officers	196	194
Other liabilities	15,345	13,134
Total Liabilities	181,941	228,304

Redeemable Noncontrolling Interests	12,987	11,421

8.50% Series C Senior Cumulative Preferred Stock; (liquidation preference of $100 per share); issued and outstanding 224,027 shares	-	21,510

Commitments and Contingencies

Stockholders' Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
Excess Stock, par value $.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized; 9,032,261 and 8,854,465 shares issued and outstanding	90	89
Class A Common Stock, par value $.01 per share; 100,000,000 shares authorized; 23,527,392 and 23,460,880 shares issued and outstanding	235	235
Additional paid in capital	364,907	362,777
Cumulative distributions in excess of net income	(105,713)	(90,701)
Accumulated other comprehensive income (loss)	1,619	(17)
Total Stockholders' Equity	451,763	463,008
Total Liabilities and Stockholders' Equity	$646,691	$724,243

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Revenues
Base rents	$34,359	$33,857	$17,271	$17,143
Recoveries from tenants	11,887	10,130	5,564	4,828
Lease termination income	24	87	24	-
Other income	1,100	1,095	375	514
Total Revenues	47,370	45,169	23,234	22,485

Expenses
Property operating	9,695	7,155	4,437	3,436
Property taxes	7,537	7,454	3,729	3,702
Depreciation and amortization	8,382	8,383	4,227	4,171
General and administrative	4,146	3,808	1,994	1,861
Acquisition costs	278	310	125	225
Directors' fees and expenses	180	140	72	69
Total Operating Expenses	30,218	27,250	14,584	13,464

Operating Income	17,152	17,919	8,650	9,021

Non-Operating Income (Expense):
Interest expense	(4,243)	(4,320)	(2,023)	(2,285)
Equity in net income (loss) from unconsolidated joint ventures	601	(166)	419	(192)
Interest, dividends and other investment income	1,242	449	510	224

Net Income	14,752	13,882	7,556	6,768

Noncontrolling interests:
Net income attributable to noncontrolling interests	(317)	(171)	(135)	(94)
Net income attributable to Urstadt Biddle Properties Inc.	14,435	13,711	7,421	6,674
Preferred stock dividends	(7,890)	(6,547)	(3,929)	(3,274)
Redemption of preferred stock	(4,165)	-	(406)	-

Net Income Applicable to Common and Class A Common Stockholders	$2,380	$7,164	$3,086	$3,400

Basic Earnings Per Share:
Common	$.07	$.24	$.09	$.11
Class A Common	$.08	$.26	$.10	$.12

Diluted Earnings Per Share:
Common	$.07	$.23	$.09	$.11
Class A Common	$.08	$.25	$.10	$.12

Dividends Per Share:
Common	$.4500	$.4500	$.2250	$.2250
Class A Common	$.5000	$.4950	$.2500	$.2475

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2013	2012	2013	2012

Net Income	$14,752	$13,882	$7,556	$6,768

Other comprehensive income:
Change in unrealized gain in marketable equity securities	1,613	37	968	(10)
Change in unrealized loss on interest rate swaps	23	44	(11)	26

Total comprehensive income	16,388	13,963	8,513	6,784
Comprehensive income attributable to noncontrolling interests	(317)	(171)	(135)	(94)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	16,071	13,792	8,378	6,690
Preferred stock dividends	(7,890)	(6,547)	(3,929)	(3,274)
Redemption of preferred stock	(4,165)	-	(406)	-

Total comprehensive income applicable to Common and Class A Common Stockholders	$4,016	$7,245	$4,043	$3,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	April 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$14,752	$13,882
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	8,382	8,383
Straight-line rent adjustment	(49)	(265)
Provisions for tenant credit losses	476	252
Restricted stock compensation expense and other adjustments	2,027	1,856
Deferred compensation arrangement	2	9
Equity in net (income)/loss of unconsolidated joint ventures	(601)	166
Changes in operating assets and liabilities:
Tenant receivables	(1,232)	270
Accounts payable and accrued expenses	670	667
Other assets and other liabilities, net	649	(146)
Restricted Cash	(482)	(1)
Net Cash Flow Provided by Operating Activities	24,594	25,073

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(14,219)	(5,432)
Investments in and advances to unconsolidated joint ventures	(18,003)	(794)
Repayment of advance to unconsolidated joint venture	13,170	-
Purchase of marketable securities available for sale	(27,863)	-
Return of deposits on acquisitions of real estate	400	843
Deposits on acquisition of real estate investments	(414)	(21)
Improvements to properties and deferred charges	(2,683)	(3,023)
Net proceeds from the sale of property	4,475	-
Distributions to noncontrolling interests	(317)	(171)
Distributions from unconsolidated joint ventures	416	236
Payments received on mortgage note and other receivables	562	529
Net Cash Flow (Used in) Investing Activities	(44,476)	(7,833)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(15,826)	(14,354)
Dividends paid -- Preferred Stock	(7,890)	(6,547)
Principal repayments on mortgage notes payable	(1,450)	(4,990)
Return of escrow deposit	1,286	-
Repayment of revolving credit line borrowings	(11,600)	(27,950)
Proceeds from revolving credit line borrowings	-	8,000
Proceeds from mortgage note payable and other loans	-	28,000
Repurchase of shares of Common Stock	(18)	-
Sales of additional shares of Common and Class A Common Stock	123	146
Net Cash Flow (Used in) Financing Activities	(35,375)	(17,695)

Net (Decrease) In Cash and Cash Equivalents	(55,257)	(455)
Cash and Cash Equivalents at Beginning of Period	78,092	4,529

Cash and Cash Equivalents at End of Period	$22,835	$4,074

Supplemental Cash Flow Disclosures:
Interest Paid	$4,041	$4,244

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances – October 31, 2012	2,450,000	$61,250	5,175,000	$129,375	8,854,465	$89	23,460,880	$235	$362,777	$(90,701)	$(17)	$463,008
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	2,380		2,380
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	1,613	1,613
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	23	23
Cash dividends paid :
Common stock ($.45 per share)	-	-	-	-	-	-	-	-	-	(4,064)		(4,064)
Class A common stock ($.50 per share)	-	-	-	-	-	-	-	-	-	(11,762)		(11,762)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,846	-	3,412	-	123	-	-	123
Shares issued under restricted stock plan	-	-	-	-	175,950	1	64,100	-	(1)	-	-	-
Repurchase of common stock	-	-	-	-	(1,000)	-	-	-	(18)	-	-	(18)
Forfeiture of restricted stock	-	-	-	-	-	-	(1,000)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,026			2,026
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,566)	-	(1,566)
Balances – April 30, 2013	2,450,000	$61,250	5,175,000	$129,375	9,032,261	$90	23,527,392	$235	$364,907	$(105,713)	$1,619	$451,763

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2013, the Company owned or had equity interests in 63 properties containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the six month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2012.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectibility of tenant and mortgage notes receivables and other assets and liabilities.  Actual results could differ from these estimates.  The balance sheet at October 31, 2012 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2013 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2013. As of April 30, 2013, the fiscal tax years 2009 through and including 2013 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders' Equity.  There were no sales of marketable securities during the six and three month periods ended April 30, 2013 and 2012.  In November 2012, the Company purchased approximately $27 million of REIT and preferred security investment funds with a portion of the proceeds from its completed stock sales in October of 2012.  The Company plans on holding these securities until the funds are needed for investment property acquisitions or other general corporate purposes.

As of April 30, 2013, all of the Company's marketable securities consisted of REIT Preferred Stocks and REIT and preferred security investment funds.  At April 30, 2013, the Company has recorded a net unrealized gain on available for sale securities in the amount of $1.65 million.  The Company analyzes unrealized losses, if any, to determine if the unrealized losses are temporary.  If and when the Company deems any unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized gain at April 30, 2013 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

Preferred Security Investment Funds	$29,466	$27,863	$1,603	$1,603	$-
REIT Preferred Stocks	994	947	47	47	-
Total Marketable Securities	$30,460	$28,810	$1,650	$1,650	$-

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

As of April 30, 2013, the Company believes it has no significant risk associated with non-performance of the financial institution, which is the counterparty to its derivative contracts.  At April 30, 2013, the Company had approximately $3.7 million in secured mortgage financings subject to an interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rate on the mortgage financings to a fixed annual rate of 3.95% per annum. As of April 30, 2013, the Company had accrued liabilities of $31,000 (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At April 30, 2013, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $1.65 million and net unrealized losses on an interest rate swap agreement of $31,000.  At October 31, 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $38,000 and net unrealized losses on an interest rate swap agreement of approximately $55,000. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2013.

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

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At April 30, 2013 and October 31, 2012, approximately $13,520,000 and $13,507,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At April 30, 2013 and October 31, 2012, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,791,000 and $3,686,000, respectively.  During the six month periods ended April 30, 2013 and 2012, the Company provided $476,000 and $252,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
Numerator
Net income applicable to common stockholders – basic	$540	$1,761	$701	$836
Effect of dilutive securities:
Restricted Stock awards	38	118	55	64
Net income applicable to common stockholders – diluted	$578	$1,879	$756	$900

Denominator
Denominator for basic EPS – weighted average common shares	7,544	7,368	7,545	7,369
Effect of dilutive securities:
Restricted stock awards	773	745	866	868
Denominator for diluted EPS – weighted average common equivalent shares	8,317	8,113	8,411	8,237

Numerator
Net income applicable to Class A common stockholders-basic	$1,840	$5,403	$2,385	$2,564
Effect of dilutive securities:
Restricted Stock awards	(38)	(118)	(55)	(64)
Net income applicable to Class A common stockholders – diluted	$1,802	$5,285	$2,330	$2,500

Denominator
Denominator for basic EPS – weighted average Class A common shares	23,120	20,553	23,121	20,554
Effect of dilutive securities:
Restricted stock awards	208	195	246	232
Denominator for diluted EPS – weighted average Class A common equivalent shares	23,328	20,748	23,367	20,786

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

(2) CORE PROPERTIES

In December of 2012, subsidiaries of the Company purchased two suburban office buildings ("NJ Office Buildings") located in the Company's core marketplace with a combined GLA of 23,500 square feet.  The gross purchase price of the two properties was $6.5 million. The Company funded its equity with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.  In conjunction with the above acquisitions, the Company entered into a contract to purchase, from the same seller, a 109,000 square foot retail shopping center located in its core marketplace for $34.9 million.  In connection with the anticipated purchase, the Company will assume a first mortgage loan encumbering the property in the approximate amount of $19.1 million.  The mortgage loan bears interest at the rate of 5.68% per annum. The mortgage matures in January 2022.  The remaining equity needed to complete the acquisition will be funded with proceeds from the aforementioned stock offerings completed in October 2012.  The Company completed the acquisition in May of 2013.

In January and March 2013, the Company purchased six free standing net leased properties ("Net Leased Properties") located in the Company's core marketplace with a combined GLA of 20,200 square feet.  The gross purchase price of the six properties was $7.8 million. The Company funded its equity with proceeds from its two stock offerings completed in October 2012.

On July 24, 2009 the state of Connecticut acquired certain areas of a property owned by two of the Company's wholly owned subsidiaries through a combination of condemnation and easement due to the re-construction of a bridge over the property and awarded the Company's subsidiaries a total of approximately $2.0 million.  In December 2012, the Company received an additional $2.7 million award from the state of Connecticut for the condemnation and easement.  Approximately $4.27 million of the total award represents amounts paid to the Company for easements provided to the state of Connecticut for certain areas of the property through the end of the construction period, loss of rental income and property restoration costs.  The Company will continue to amortize the original $1.8 million easement and loss of rental income proceeds as an addition to income on a straight line basis evenly over the 10 year life of the easement and lost rent period and the newly awarded $2.46 million easement and loss of rental income over the remaining 6.75 year life of the easement and loss of rent income.

The Company has accounted for the condemnation portion of the award in accordance with ASC Topic 605 – Revenue Recognition, Subtopic 40 – Gains and Losses which requires the Company to record a gain or loss on the excess or deficit of the proceeds received over the estimated net book value of the condemned non-monetary asset.  As a result of the transaction the company has recorded an additional gain on condemnation of approximately $213,000 which is recorded in other income on the consolidated statement of income for the six months ended April 30, 2013.

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

For the six months ended April 30, 2013 and 2012 the net amortization of above-market and below-market leases was approximately $238,000 and $151,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2013.

In January 2013, the Company repaid $11.6 million on the Facility and as of April 30, 2013 there are no amounts borrowed on the Facility.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 50,000,000 shares of Preferred Stock (See note 7).  At April 30, 2013, the Company had issued and outstanding 224,027 shares of Series C Senior Cumulative Preferred Stock (Series C Preferred Stock), 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 5,175,000 shares of Series F Cumulative Preferred Stock (Series F Preferred Stock) (see note 7).

On April 25, 2013, the Company called for redemption on May 29, 2013 all of its 224,027 outstanding shares of Series C Preferred Stock at a redemption price equal to the liquidation preference per share, plus all accrued and unpaid dividends.  As a result, the Company has reclassified the $22.3 million net book value of the Series C Preferred Stock as a liability (from Redeemable Preferred Stock) at April 30, 2013. The difference between the redemption amount and the net book value of the Series C Preferred Stock is being accreted from the date the redemption became probable through the redemption date on May 29, 2013.  As a result the Company included $824,000 and $406,000 as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the six month and three month period ended April 30, 2013, respectively.

The Series C Preferred Stock contains covenants that require the Company to maintain certain financial coverages relating to fixed charge and capitalization ratios.  The Company was in compliance with such covenants at April 30, 2013.

On November 21, 2012, the Company redeemed all of its 2,400,000 shares of Series E Senior Cumulative Preferred Stock at a make-whole price of $25.77 per share (liquidation value $25.00 per share).  As a result, the Company has included the $1,848,000 difference between the make-whole price of $25.77 per share and the liquidation value of $25 per share as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the six month period ended April 30, 2013.  The remaining difference between the liquidation value and the net book value of the Series E Preferred Stock in the amount of $1,492,000 is recorded as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the six months ended April 30, 2013.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company has an investment in two joint ventures, UB Ironbound, LP ("Ironbound") and Orangeburg, each of which owns a commercial retail real estate property.  The Company has evaluated its investment in these two joint ventures and has concluded that both ventures are not Variable Interest Entities ("VIE or VIEs"), however both joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation".  The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in either venture and that both joint ventures should be consolidated into the consolidated financial statements of the Company.  The Company's investment in both consolidated joint ventures is more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns an approximate 2% interest in Orangeburg, which owns a grocery anchored shopping center.

Orangeburg acquired, by contribution, a 74,000 square foot shopping center in Orangeburg, New York, at its estimated fair value of $16.0 million and the assumption of an existing first mortgage loan on the property at its estimated fair value of $7.4 million which bears interest at a fixed rate of 2.78%.  The Company's net investment in Orangeburg amounted to $186,000.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value.  For the six month period ended April 30, 2013 and 2012, the Company increased the carrying value of the non-controlling interests by $1,566,000 and $60,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at April 30, 2013 and October 31, 2012: (amounts in thousands)

	April 30, 2013	October 31, 2012

Beginning Balance	$11,421	$2,824
Initial Orangeburg noncontrolling Interests	-	8,724
Change in Redemption Value	1,566	(127)

Ending Balance	$12,987	$11,421

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2013 and October 31, 2012 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	April 30, 2013	October 31, 2012

Chestnut Ridge and Plaza 59 Shopping Centers (50.0% in 2013 and 0% in 2012)	$18,168	$-
Putnam Plaza Shopping Center (66.67%)	6,673	6,820
Midway Shopping Center, L.P. (11.642%)	5,845	19,165
81 Pondfield Road Company (20%)	723	723
Total	$31,409	$26,708

Midway Shopping Center, L.P.
The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. In addition, the Company loaned Midway, in the form of an unsecured note, approximately $13.2 million.  The loan to Midway by the Company required monthly payments to the Company of interest only at 5.75% per annum.  The loan matured on January 1, 2013 and was repaid. The Company has evaluated its investment in Midway and has concluded that the venture is not a VIE and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

Chestnut Ridge and Plaza 59 Shopping Centers

In December 2012, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in the Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut") and the Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59") for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIEs. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

(7)  STOCKHOLDERS' EQUITY

On March 21, 2013 the stockholders of the Company approved an amendment to the Company's Charter to increase the number of authorized shares of stock from 100,000,000 to 200,000,000.  As amended, the total number of shares of authorized stock will consist of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock, 50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

Restricted Stock Plan
On March 21, 2013, the stockholders of the Company approved an amendment to the Company's restricted stock plan (the "Plan") to provide for an additional 600,000 Common Shares or Class A Common shares to be available for issuance under the Plan.  As amended, the Plan authorizes grants of up to an aggregate of 3,750,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 3,050,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

A summary of the status of the Company's non-vested Common and Class A Common shares as of April 30, 2013, and changes during the six months ended April 30, 2013 are presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at November 1, 2012	1,473,400	$15.33	399,900	$16.62
Granted	175,950	$18.30	64,100	$19.74
Vested	(169,650)	$14.87	(58,850)	$18.08
Forfeited	-	-	(1,000)	$19.05
Non-vested at April 30, 2013	1,479,700	$15.88	404,150	$17.39

As of April 30, 2013, there was $15.1 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.0 years.  For the six and three months ended April 30, 2013 amounts charged to compensation expense totaled $1,993,000 and $1,006,000, respectively. For the six and three months ended April 30, 2012 amounts charged to compensation expense totaled $1,868,000 and $957,000, respectively.

Share Repurchase Program
Previously,  the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of April 30, 2013, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves ("significant other observable inputs.")  The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2012 and April 30, 2013, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2013

Assets:
Available for Sale Securities	$30,460	$30,460	$-	$-

Liabilities:
Interest Rate Swap Agreement	$31	$-	$31	$-

Redeemable noncontrolling interests	$12,987	$10,093	$-	$2,894

October 31, 2012

Assets:
Available for Sale Securities	$994	$994	$-	$-

Liabilities:
Interest Rate Swap Agreement	$55	$-	$55	$-

Redeemable noncontrolling interests	$11,421	$8,584	$-	$2,837

Fair market value measurements based upon Level 3 inputs changed from $2,824 at November 1, 2011 to $2,837 at October 31, 2012 as a result of a $13 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,837 at November 1, 2012 to $2,894 at April 30, 2013 as a result of a $57 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 (See note 5).

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant and mortgage receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of mortgage notes payable and other loans was approximately $137.5 million at April 30, 2013 and $139 million at October 31, 2012. The estimated fair value of mortgage notes payable and other loans is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2013, the Company had commitments of approximately $3.9 million for capital improvements to its properties and tenant related obligations.

(10)  SUBSEQUENT EVENTS

In May 2013, the Company, through a wholly owned subsidiary, completed the purchase of two retail properties, located in Greenwich, Ct., for a purchase price of $18.0 million, subject to an existing first mortgage secured by the properties in the approximate amount of $7.7 million.  The first mortgage payable requires monthly payments of principal and interest at a fixed rate of 6.76% per annum.  The Company financed its remaining equity in the property from available cash remaining from the stock offerings completed in October 2012.

In May 2013, the Company sold a portion of the Company's marketable security investments.  The shares sold represented the entire REIT Preferred Security and Investment Funds.  In conjunction with this sale the Company realized a gain on sale of marketable securities of approximately $1.6 million, which will be reclassified out of accumulated other comprehensive income and recorded in the consolidated statement of income for the three and nine months ended July 31, 2013.

On June 6, 2013, the Board of Directors of the Company declared cash dividends of $0.225 for each share of Common Stock and $0.25 for each share of Class A Common Stock.  The dividends are payable on July 19, 2013.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2013, the Company owned or had equity interests in 63 properties containing a total of 5.0 million square feet of GLA of which 92.2% was leased.  The Company has equity interests in five unconsolidated joint ventures at April 30, 2013.  Those joint ventures are approximately 96.0% leased.  The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 19 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in the remainder of fiscal 2013, expects that it may continue to experience a higher level of vacancies, relative to the Company's historical norm, at some of its shopping centers and a lengthening in the time required for re-leasing of vacant space, as the current economic downturn continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather any difficulties it might encounter.  The Company currently has 370,000 square feet of vacant space in its core property portfolio.  Of this vacant space, 198,000 square feet, or 53% of the Company's vacant space, is located in five properties that have been more difficult to lease or are in various stages of redevelopment.  Management is confident that the strategy it has in place for each of these five properties will allow the vacant spaces to be leased and the properties to operate more efficiently within the next twelve to twenty-four months.  Of the 198,000 square feet vacant in these five properties, the Company:

•	Has 84,700 square feet of leases ready to be executed (23% of the Company's vacant space)
•	Is currently in negotiations on new leases for approximately 22,000 square feet (6% of the Company's total vacant space)

If all of these leases are executed our leased rate will increase by approximately 2.7%.  Income from such leases should accrue to our earnings sometime in fiscal 2013 or fiscal 2014.  The Company has a strong capital structure with only $3.2 million in secured debt maturing in the next 12 months. Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2012 and 2013, the Company's financial data shows increases in total revenues and expenses for the six month period ended April 30, 2013 when compared to the corresponding period of the prior year.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the six month period ended April 30, 2013 and 2012, the Company increased its allowance for doubtful accounts by $476,000 and $252,000, respectively.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2013.

Liquidity and Capital Resources
In October 2012, the Company completed two equity offerings and raised approximately $173 million in capital.  Through April 30, 2013, the Company has used a portion of those proceeds as detailed below:

•	$16.3 million to repay outstanding variable rate and fixed rate mortgage debt that matured
•	$18 million in connection with the repurchase of a portion of the Company's Series C Senior Cumulative Preferred Stock
•	$63 million for the redemption of all of its outstanding Series E Senior Cumulative Preferred Stock
•	$32 million to purchase income producing commercial real estate

From the period from April 30, 2013 through the issuance of this report the Company has used additional amounts of the proceeds from the equity offerings as detailed below:

•	$22.6 million to redeem all remaining shares of the Company's Series C Senior Cumulative Preferred Stock
•	$25.7 million to purchase income producing commercial real estate

See Notes 2, 6 and 10 included in the Company's financial statements included in Item 1 for more information.

At April 30, 2013, the Company had unrestricted cash and cash equivalents of $22.8 million compared to $78.1 million at October 31, 2012. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.  In addition, the Company has invested a portion of the equity offering proceeds in marketable securities which are valued at $30.5 million as of April 30, 2013.  Subsequent to April 30, 2013 the Company sold the marketable securities and realized a gain on sale of approximately $1.6 million.  The proceeds from the redemption were used to purchase income producing commercial real estate.

As discussed above, the Company maintains a very conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 22% and a very strong fixed charge coverage ratio of 2.2 to 1, which we believe will allow the Company to obtain additional financing if necessary.  The Company has $3.2 million of fixed rate debt coming due in fiscal 2013, which it plans to repay with available cash or borrowings on its line of credit.

At April 30, 2013, the Company had loan availability of $80 million on its revolving line of credit.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $24.6 million in the six months ended April 30, 2013 compared to $25.1 million in the comparable period of fiscal 2012. Changes in operating cash flows in the first six months of fiscal 2013 when compared with the corresponding prior period was due primarily to an increase in net operating income from acquisitions the Company completed in fiscal 2012 and the first half of fiscal 2013 offset by an increase in tenant receivables.

Investing Activities

Net cash flows used by investing activities amounted to $44.5 million in the first six months of fiscal 2013 compared to $7.8 million in the comparable period of fiscal 2012. The net increase in cash flows used by investing activities in fiscal 2013 when compared to the corresponding prior period was the result of purchasing 8 properties and acquiring an equity interest in two other unconsolidated joint ventures in the combined amount of $ 32.4 million compared with the purchase of one property for $5.4 million in the first six months of fiscal 2012.  In addition, the Company purchased $28 million in marketable securities in the first half of fiscal 2013 and none in the first half of fiscal 2012.  Both of these cash uses were partially offset by the repayment of a $13 million loan made by the Company in a prior year to one of its unconsolidated joint ventures and cash proceeds of $4.5 million from the sale of one of the Company's properties.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $35.4 million in the first six months of fiscal 2013 compared with $17.7 million in the comparable period of fiscal 2012. The increase in net cash used by financing activities in the first six months of fiscal 2013 compared to the corresponding period of fiscal 2012 was attributable predominantly to the Company placing a $28 million mortgage on one property in the first six months of fiscal 2012 with no corresponding new mortgage transaction in the first six months of this year, an increase in the annualized dividend rate in fiscal 2013 on the Company's outstanding Class A Common stock of $0.01 per share, and the payment of dividends on a new series of preferred stock and an additional 2.5 million Class A Common shares issued in October 2012.  This increase was offset by the Company repaying a mortgage in the first six months of fiscal 2012 without a corresponding repayment transaction in the first six months of fiscal 2013.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $141.8 million consists entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.62% at April 30, 2013. The mortgage loans with fixed interest rates are secured by 12 properties with a net book value of $217 million and have fixed rates of interest ranging from 2.8% to 11.3%.  The Company made principal payments of $1.45 million in the six months ended April, 2013 compared to $5.0 million in the comparable period of fiscal 2012 which included the repayment of a mortgage when it matured.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2013.

As of April 30, 2013, $80 million is available to be drawn on the Company's revolving credit facility.

Off-Balance Sheet Arrangements

The Company has five off-balance sheet investments in real estate property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity interest in the Midway Shopping Center L.P., a 50% equity interest in the Chestnut Ridge Shopping Center ("Chestnut") and Plaza 59 Shopping Centers ("Plaza 59") and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, "Investments in and Advances to Unconsolidated Joint Ventures" in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the six months ended April 30, 2013, the Company paid approximately $2.7 million for property improvements, tenant improvements and leasing commission costs (approximately $2.3 million representing recurring property improvements and approximately $362,000 related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $3.9 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2013. These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions and Significant Property Transactions

In December 2012, subsidiaries of the Company purchased two suburban office buildings ("NJ Office Buildings") located in the Company's core marketplace with a combined GLA of 23,500 square feet.  The gross purchase price of the two properties was $6.5 million. The Company funded its equity with proceeds from its two stock offerings completed in October 2012.  In conjunction with the above acquisitions, the Company entered into a contract to purchase, from the same seller, a 109,000 square foot retail shopping center located in its core marketplace for $34.9 million.  In connection with the anticipated purchase, the Company agreed to assume a first mortgage loan encumbering the property in the approximate amount of $19.1 million.  The Company completed the acquisition in May of 2013.

In December 2012, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in Chestnut Ridge located in Montvale, New Jersey and Plaza 59 located in Spring Valley, New York for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The Company funded its equity with proceeds from its two stock offerings completed in October 2012.

In January and March 2013, the Company purchased six free standing net leased properties ("Net Leased Properties") located in the Company's core marketplace with a combined GLA of 20,200 square feet.  The gross purchase price of the six properties was $7.8 million. The Company funded its equity with proceeds from its two stock offerings completed in October 2012.

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

The Company will consider selling these two remaining non-core properties as opportunities become available.  The Company's ability to generate cash from asset sales is dependent upon market conditions and will be limited if market conditions make such sales unattractive.  At April 30, 2013, the two remaining non-core properties have a net book value of approximately $536,000.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income (loss) applicable to Common and Class A Common Stockholders in accordance with U.S. GAAP to FFO for each of the three and six months ended April 30, 2013 and 2012 (amounts in thousands).

	Six Months Ended April 30,		Three Months Ended April 30,

	2013	2012	2013	2012
Net Income Applicable to Common and Class A Common Stockholders	$2,380	$7,164	$3,086	$3,400

Real property depreciation	6,507	6,509	3,279	3,282
Amortization of tenant improvements and allowances	1,612	1,595	812	748
Amortization of deferred leasing costs	229	251	117	128
Depreciation and amortization on unconsolidated joint ventures	450	627	262	357
Loss on sale of asset	175	-	96	-
Funds from Operations Applicable to Common and Class A Common Stockholders	$11,353	$16,146	$7,652	$7,915

Net Cash Provided by (Used in):
Operating Activities	$24,594	$25,073	$14,105	$14,260
Investing Activities	$(44,476)	$(7,833)	$(4,212)	$(1,182)
Financing Activities	$(35,375)	$(17,695)	$(12,495)	$(11,760)

FFO amounted to $11.4 million in the first six months of fiscal 2013 compared to $16.1 million in the comparable period of fiscal 2012.  The net decrease in FFO is attributable, among other things, to: a) the Company incurring $4.2 million in one time preferred stock redemption charges in the first six months of fiscal 2013; b) an increase of $1.3 million in preferred stock dividends mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock series; c) a $338,000 increase in general and administration expense primarily the result of increased compensation and benefits related to additional staffing, and an increase in restricted stock amortization as a result of new tranches of shares being valued at a considerably higher stock price than expiring tranches and d) a loss of base rent related to vacancies at some of the Company's properties that occurred in the second half of fiscal 2012 and first half of fiscal 2013; offset by: e) an increase from the net operating income (including investments accounted for by the equity method of accounting) relating to property acquisitions in the second half of fiscal 2012 and first half of fiscal 2013; and f) an increase in in interest, dividends and other investment income as a result of the Company investing, at the beginning of fiscal 2013, approximately $27 million of proceeds from its completed stock offerings in October 2012 in fixed income marketable securities.

FFO amounted to $7.7 million in the three months ended April 30, 2013 compared to $7.9 million in comparable period of fiscal 2012.  The net decrease in FFO is attributable, among other things, to: a) the Company incurring $406,000 preferred stock redemption charges in the second quarter of fiscal 2013; b) an increase of $655,000 in preferred stock dividends mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock series; c) a $133,000 increase in general and administration expense, primarily the result of increased compensation and benefits related to additional staffing, and an increase in restricted stock amortization as a result of new tranches of shares being valued at a considerably higher stock price than expiring tranches and d) a loss of base rent related to vacancies at some of the Company's properties that occurred in the second half of fiscal 2012 and first half of fiscal 2013; offset by: e) an increase from the net operating income (including investments accounted for by the equity method of accounting) relating to property acquisitions in fiscal 2013; and f) an increase in in interest, dividends and other investment income as a result of the Company investing, at the beginning of fiscal 2013, approximately $27 million of proceeds from its completed stock offerings in October 2012 in fixed income marketable securities.

Results of Operations

The following information summarizes the Company's results of operations for the six and three month periods ended April 30, 2013 and 2012 (amounts in thousands):

	Six Months Ended
	April 30,				Change Attributable to:
Revenues	2013	2012	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$34,359	$33,857	$502	1.5%	$903		$(401)
Recoveries from tenants	11,887	10,130	1,757	17.3%	243		1,514
Other income	1,100	1,095	5	0.5%	0		5

Operating Expenses
Property operating expenses	9,695	7,155	2,540	35.5%	256		2,284
Property taxes	7,537	7,454	83	1.1%	136		(53)
Depreciation and amortization	8,382	8,383	(1)	0.0%	190		(191)
General and administrative expenses	4,146	3,808	338	8.9%	n/	a	n/	a

Other Income/Expenses
Interest expense	4,243	4,320	(77)	-1.8%	(3)		(74)
Interest, dividends and other investment income	1,242	449	793	176.6%	n/	a	n/	a

	Three Months Ended
	April 30,				Change Attributable to:
Revenues	2013	2012	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$17,271	$17,143	$128	0.7%	$467		$(339)
Recoveries from tenants	5,564	4,828	736	15.2%	(125)		861
Other income	375	514	(139)	-27.0%	(0)		(139)

Operating Expenses
Property operating expenses	4,437	3,436	1,001	29.1%	(136)		1,137
Property taxes	3,729	3,702	27	0.7%	63		(36)
Depreciation and amortization	4,227	4,171	56	1.3%	77		(21)
General and administrative expenses	1,994	1,861	133	7.1%	n/	a	n/	a

Other Income/Expenses
Interest expense	2,023	2,285	(262)	-11.5%	(13)		(249)
Interest, dividends and other investment income	510	224	286	127.7%	n/	a	n/	a

Revenues
Base rents increased by 1.5% to $34.4 million for the six month period ended April 30, 2013 as compared with $33.9 million in the comparable period of 2012. Base rents increased 0.7% to $17.3 million for the three months ended April 30, 2013 as compared with $17.1 million in the comparable period of 2012. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2012 and first half of fiscal 2013, the Company purchased ten properties totaling approximately 142,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the six month and three month periods ended April 30, 2013.

Properties Held in Both Periods:

The net decrease in base rents for properties held during the six month and three month periods ended April 30, 2013 compared to the same period in fiscal 2012 was a result of an increase in bad debt expense of $224,000 and $93,000, respectively and a decrease of straight line rental revenue of $212,000 and $142,000, respectively, both of which are included in base rent revenue on the consolidated statement of income; actual base rents for properties held in both periods were relatively unchanged for both the six month and three month periods ended April 30, 2013.  In the first half of fiscal 2013, the Company leased or renewed approximately 386,580 square feet (or approximately 8.7% of total consolidated property leasable area) at a combined average per square foot increase of 4.43%.  At April 30, 2013, the Company's core properties were approximately 90.8% leased, an increase of 1.63% from the end of fiscal 2012.  Overall core property occupancy increased to 89.69% at April 30, 2013, an increase of 1.56% from the end of fiscal 2012.

In the six month and three month periods ended April 30, 2013, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by a net $1.5 million and $861,000, respectively. This net increase was a result of higher operating expenses at its properties held in both periods of $2.3 million for the six months ended April 30, 2013 and $1.1 million for the three months ended April 30, 2013 due predominantly to an increase in expenses relating to the parking lot, building roof, building repairs and snow removal.

Interest, dividends and other investment income increased in the six month and three month periods ended April 30, 2013 when compared to the corresponding period in the prior year by $793,000 and $286,000, respectively, predominantly as a result of the Company investing approximately $27 million of the proceeds from its two equity offerings completed in October 2012 in income producing securities in the first quarter of fiscal 2013.

Expenses
Property operating expenses for properties held in both periods increased in the six month and three month periods ended April 30, 2013 when compared with the corresponding period from the prior year by $2.3 million and $1.1 million, respectively, as a result of an increase in expenses relating to the parking lot, building roof, building repairs and snow removal cost.

Real estate taxes for properties held in both periods were relatively unchanged.

Interest expense for properties held in both periods were relatively unchanged, but decreased slightly in the three month period ended April 30, 2013 as a result of the Company having $22 million borrowed on its unsecured line of credit in last year second quarter and no borrowings in this year's second quarter.

Depreciation and amortization expense from properties held in both periods decreased by $191,000 in the six months ended April 30, 2013 as a result of tenant improvement costs written off for tenants that vacated the portfolio in the first quarter of fiscal 2012.  Depreciation and amortization expense from properties held in both periods for the three months ended April 30, 2013 was relatively unchanged.

General and administrative expenses increased by a net $338,000 and $133,000, respectively, in the six month and three month periods ended April 30, 2013, when compared to the corresponding periods in fiscal 2012, primarily due to an increase in compensation costs related to an increase in staffing and restricted stock amortization relating to new tranches of stock grants being valued at higher stock prices than expiring tranches of stock grants.

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

As of April 30, 2013 the Company had no variable rate debt outstanding.

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

Changes in Internal Controls
During the quarter ended April 30, 2013, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares in the aggregate of Common Stock, Class A Common Stock, Series C Preferred Stock or Series D Preferred Stock in open market transactions. During the three months ended April 30, 2013, there were no repurchases under the Program. As previously disclosed, on October 22, 2012, the Company repurchased an aggregate of 175,973 shares of Series C Preferred Stock at an average price per share of $103.50 in privately negotiated transactions. On May 29, 2013, the remaining 224,027 shares of Series C Preferred Stock were redeemed pursuant to the terms of the Articles Supplementary classifying such series. Any combination of Common Stock, Class A Common Stock or Preferred Stock not exceeding 770,822 shares, in the aggregate, may yet be purchased under the Program.

Index
Item 6.  Exhibits

3.1	(a) Amended Articles of Incorporation of the Company dated December 30, 1996.

(b) Articles Supplementary of the Company dated March 12, 1997, classifying the Company's Series A Participating Preferred Shares.

(c) Articles of Amendment with Name Change to the Company's Amended Articles of Incorporation dated March 11, 1998.

(d) Articles Supplementary of the Company dated June 16, 1998, classifying the Company's Class A Common Stock.

(e) Articles Supplementary of the Company dated April 7, 2005, classifying the Company's Series D Senior Cumulative Preferred Stock.

(f) Certificate of Correction dated April 29, 2005, to the Articles Supplementary of the Company dated April 7, 2005.

(g) Articles Supplementary of the Company dated April 29, 2005, classifying 850,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock.

(h) Articles Supplementary of the Company dated June 3, 2005, classifying 450,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock.

(i) Articles Supplementary of the Company dated October 22, 2012, classifying the Company's Series F Cumulative Redeemable Preferred Stock.

(j) Articles of Amendment dated March 21, 2013 to the Company's Amended Articles of Incorporation.

10.1	Amended & Restated Restricted Stock Award Plan.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Charles J. Urstadt
Charles J. Urstadt
Chairman and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 7, 2013	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1	(a) Amended Articles of Incorporation of the Company dated December 30, 1996.

(b) Articles Supplementary of the Company dated March 12, 1997, classifying the Company's Series A Participating Preferred Shares.

(c) Articles of Amendment with Name Change to the Company's Amended Articles of Incorporation dated March 11, 1998.

(d) Articles Supplementary of the Company dated June 16, 1998, classifying the Company's Class A Common Stock.

(e) Articles Supplementary of the Company dated April 7, 2005, classifying the Company's Series D Senior Cumulative Preferred Stock.

(f) Certificate of Correction dated April 29, 2005, to the Articles Supplementary of the Company dated April 7, 2005.

(g) Articles Supplementary of the Company dated April 29, 2005, classifying 850,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock.

(h) Articles Supplementary of the Company dated June 3, 2005, classifying 450,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock.

(i) Articles Supplementary of the Company dated October 22, 2012, classifying the Company's Series F Cumulative Redeemable Preferred Stock.

(j) Articles of Amendment dated March 21, 2013 to the Company's Amended Articles of Incorporation.

10.1	Amended & Restated Restricted Stock Award Plan.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.