Form 10-Q
period 2013-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2013-09-06
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

As of September 4, 2013 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,033,637 Common Shares, par value $.01 per share, and 23,529,005 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 31, 2013 (Unaudited) and October 31, 2012.

Consolidated Statements of Income (Unaudited) – Three and nine months ended July 31, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Unaudited) – Three and nine months ended July 31, 2013 and 2012.

Consolidated Statements of Cash Flows (Unaudited) – Nine months ended July 31, 2013 and 2012.

Consolidated Statement of Stockholders' Equity (Unaudited) – Nine months ended July 31, 2013.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	July 31, 2013	October 31, 2012
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$728,312	$659,780
Non-core properties – at cost	595	595
	728,907	660,375
Less: Accumulated depreciation	(151,386)	(140,511)
	577,521	519,864
Investments in and advances to unconsolidated joint ventures	31,435	26,708
Mortgage note receivable	772	898
	609,728	547,470

Cash and cash equivalents	3,195	78,092
Restricted cash	1,306	63,979
Marketable securities	106	994
Tenant receivables	22,268	21,549
Prepaid expenses and other assets	9,539	6,958
Deferred charges, net of accumulated amortization	5,256	5,201
Total Assets	$651,398	$724,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$4,000	$11,600
Mortgage notes payable and other loans	167,288	143,236
Preferred stock called for redemption	-	58,508
Accounts payable and accrued expenses	3,653	1,632
Deferred compensation – officers	193	194
Other liabilities	15,602	13,134
Total Liabilities	190,736	228,304

Redeemable Noncontrolling Interests	12,494	11,421

8.50% Series C Senior Cumulative Preferred Stock; (liquidation preference of $100 per share); issued and outstanding -0- and 224,027 shares	-	21,510

Commitments and Contingencies

Stockholders' Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,033,637 and 8,854,465 shares issued and outstanding	90	89
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 23,529,005 and 23,460,880 shares issued and outstanding	235	235
Additional paid in capital	366,003	362,777
Cumulative distributions in excess of net income	(108,897)	(90,701)
Accumulated other comprehensive income (loss)	112	(17)
Total Stockholders' Equity	448,168	463,008
Total Liabilities and Stockholders' Equity	$651,398	$724,243

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012

Revenues
Base rents	$51,249	$49,818	$17,689	$16,736
Recoveries from tenants	17,067	15,359	5,180	5,229
Lease termination income	148	87	124	-
Other income	1,720	1,805	620	727
Total Revenues	70,184	67,069	23,613	22,692

Expenses
Property operating	13,612	10,794	3,917	3,642
Property taxes	11,548	11,229	4,011	3,775
Depreciation and amortization	12,904	12,440	4,556	4,106
General and administrative	6,245	5,655	2,099	1,847
Acquisition costs	815	296	537	3
Directors' fees and expenses	250	201	70	61
Total Operating Expenses	45,374	40,615	15,190	13,434

Operating Income	24,810	26,454	8,423	9,258

Non-Operating Income (Expense):
Interest expense	(6,774)	(6,637)	(2,531)	(2,317)
Gain on sale of marketable securities	1,460	-	1,460	-
Equity in net income (loss) from unconsolidated joint ventures	950	(43)	349	123
Interest, dividends and other investment income	1,381	672	139	223
Income From Continuing Operations Before Discontinued Operations	21,827	20,446	7,840	7,287
Discontinued operations:
Income from discontinued operations	990	1,095	225	372

Net Income	22,817	21,541	8,065	7,659

Noncontrolling interests:
Net income attributable to noncontrolling interests	(467)	(336)	(150)	(165)
Net income attributable to Urstadt Biddle Properties Inc.	22,350	21,205	7,915	7,494
Preferred stock dividends	(11,496)	(9,820)	(3,606)	(3,273)
Redemption of preferred stock	(4,233)	-	(68)	-

Net Income Applicable to Common and Class A Common Stockholders	$6,621	$11,385	$4,241	$4,221

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.17	$0.34	$0.12	$0.13
Income from discontinued operations	$0.03	$0.04	$0.01	$0.01
Net Income Applicable to Common Stockholders	$0.20	$0.38	$0.13	$0.14

Per Class A Common Share:
Income from continuing operations	$0.19	$0.38	$0.13	$0.14
Income from discontinued operations	$0.03	$0.04	$0.01	$0.01
Net Income Applicable to Class A Common Stockholders	$0.22	$0.42	$0.14	$0.15

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.16	$0.33	$0.11	$0.13
Income from discontinued operations	$0.03	$0.04	$0.01	$0.01
Net Income Applicable to Common Stockholders	$0.19	$0.37	$0.12	$0.14

Per Class A Common Share:
Income from continuing operations	$0.18	$0.36	$0.13	$0.14
Income from discontinued operations	$0.03	$0.04	$0.01	$0.01
Net Income Applicable to Class A Common Stockholders	$0.21	$0.40	$0.14	$0.15

Dividends Per Share:
Common	$0.6750	$0.6750	$0.2250	$0.2250
Class A Common	$0.7500	$0.7425	$0.2500	$0.2475

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012

Net Income	$22,817	$21,541	$8,065	$7,659

Other comprehensive income:
Change in unrealized gain in marketable equity securities	1,414	59	(199)	22
Change in unrealized loss on interest rate swaps	175	69	151	25
Unrealized (gains) in marketable securities reclassified into income	(1,460)	-	(1,460)	-

Total comprehensive income	22,946	21,669	6,557	7,706
Comprehensive income attributable to noncontrolling interests	(467)	(336)	(150)	(165)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	22,479	21,333	6,407	7,541
Preferred stock dividends	(11,496)	(9,820)	(3,606)	(3,273)
Redemption of preferred stock	(4,233)	-	(68)	-

Total comprehensive income applicable to Common and Class A Common Stockholders	$6,750	$11,513	$2,733	$4,268

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$22,817	$21,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,904	12,440
Straight-line rent adjustment	(129)	(458)
Provisions for tenant credit losses	698	481
Restricted stock compensation expense and other adjustments	3,062	2,834
Deferred compensation arrangement	(1)	6
(Gain) on sale of marketable securities	(1,460)	-
Equity in net (income)/loss of unconsolidated joint ventures	(950)	43
Changes in operating assets and liabilities:
Tenant receivables	(1,287)	1,428
Accounts payable and accrued expenses	2,197	2,184
Other assets and other liabilities, net	(1,180)	(1,092)
Restricted Cash	(460)	95
Net Cash Flow Provided by Operating Activities	36,211	39,502

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(40,381)	(5,432)
Investments in and advances to unconsolidated joint ventures	(18,003)	(794)
Repayment of advance to unconsolidated joint venture	13,170	-
Purchase of marketable securities available for sale	(27,863)	-
Return of deposits on acquisitions of real estate	400	843
Deposits on acquisition of real estate investments	(400)	(35)
Improvements to properties and deferred charges	(5,017)	(5,254)
Net proceeds from the sale of property	4,475	-
Distributions to noncontrolling interests	(467)	(336)
Distributions from unconsolidated joint ventures	719	360
Payments received on mortgage note and other receivables	845	1,328
Proceeds from the sale of marketable securities	30,782	-
Net Cash Flow (Used in) Investing Activities	(41,740)	(9,320)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(23,740)	(21,533)
Dividends paid -- Preferred Stock	(11,496)	(9,820)
Principal repayments on mortgage notes payable	(5,581)	(6,666)
Redemption of redeemable preferred stock	(22,403)	-
Return of escrow deposit	1,286	-
Repayment of revolving credit line borrowings	(38,200)	(27,950)
Proceeds from revolving credit line borrowings	30,600	8,000
Proceeds from mortgage note payable and other loans	-	28,000
Repurchase of shares of Common Stock	(18)	-
Sales of additional shares of Common and Class A Common Stock	184	209
Net Cash Flow (Used in) Financing Activities	(69,368)	(29,760)

Net Increase/(Decrease) In Cash and Cash Equivalents	(74,897)	422
Cash and Cash Equivalents at Beginning of Period	78,092	4,529

Cash and Cash Equivalents at End of Period	$3,195	$4,951

Supplemental Cash Flow Disclosures:
Interest Paid	$6,538	$6,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances – October 31, 2012	2,450,000	$61,250	5,175,000	$129,375	8,854,465	$89	23,460,880	$235	$362,777	$(90,701)	$(17)	$463,008
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	6,621		6,621
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	(46)	(46)
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	175	175
Cash dividends paid :
Common stock ($.6750 per share)	-	-	-	-	-	-	-	-	-	(6,096)		(6,096)
Class A common stock ($.75 per share)	-	-	-	-	-	-	-	-	-	(17,644)		(17,644)
Issuance of shares under dividend reinvestment plan	-	-	-	-	4,222	-	5,025	-	184	-	-	184
Shares issued under restricted stock plan	-	-	-	-	175,950	1	64,100	-	(1)	-	-	-
Repurchase of common stock	-	-	-	-	(1,000)	-	-	-	(18)	-	-	(18)
Forfeiture of restricted stock	-	-	-	-	-	-	(1,000)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	3,061			3,061
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,077)	-	(1,077)
Balances – July 31, 2013	2,450,000	$61,250	5,175,000	$129,375	9,033,637	$90	23,529,005	$235	$366,003	$(108,897)	$112	$448,168

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  Non-core properties include two distribution service facilities.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2013, the Company owned or had equity interests in 66 properties containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2012.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2013. As of July 31, 2013, the fiscal tax years 2010 through and including 2012 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities.  Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value.  The Company has classified marketable securities as available for sale.  Unrealized gains and losses on available for sale securities are recorded as other comprehensive income (loss) in Stockholders' Equity.  In November 2012, the Company purchased approximately $27 million of REIT and preferred security investment funds with a portion of the proceeds from its completed stock sales in October 2012. In May 2013, the Company sold a portion of the Company's marketable security investments.  The shares sold represented the entire REIT and preferred security and investment funds and a portion of our REIT Preferred Stocks.  In conjunction with this sale the Company realized a gain on sale of marketable securities of approximately $1.5 million, which will be reclassified out of accumulated other comprehensive income and recorded in the consolidated statement of income for the three and nine months ended July 31, 2013. There were no sales of marketable securities during the three and nine month periods ended July 31, 2012.

As of July 31, 2013, all of the Company's marketable securities consisted of REIT Preferred Stocks.  At July 31, 2013, the Company has recorded a net unrealized loss on available for sale securities in the amount of $(9,000).  The Company analyzes unrealized losses, if any, to determine if the unrealized losses are temporary.  If and when the Company deems any unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings.  The net unrealized gain at July 31, 2013 is detailed below (In thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

REIT Preferred Stocks	$106	$115	$(9)	$0	$(9)

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

As of July 31, 2013, the Company believes it has no significant risk associated with non-performance of the financial institution that is the counterparty to its derivative contracts.  At July 31, 2013, the Company had approximately $3.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.95% per annum. As of July 31, 2013, the Company had a deferred asset of $121,052 (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At July 31, 2013, accumulated other comprehensive income (loss) consisted of net unrealized losses on marketable securities of approximately $(9,000) and net unrealized gains on an interest rate swap agreement of $121,000.  At October 31, 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $38,000 and net unrealized losses on an interest rate swap agreement of approximately $55,000. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2013.

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

In August of 2013, the Company entered into a contract to sell its two distribution service facilities.  In accordance with ASC Topics 360 and 205 the operating results of the two properties will be shown as discontinued operations on the consolidated statement of income for the three and nine month periods ended July 31, 2013.  The net book value of the two properties is not significant and as such, will not be shown as assets held for sale on the July 31, 2013 and October 31, 2012 consolidated balance sheets.

The combined operating results for the two distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income.  The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,

	2013	2012	2013	2012
Revenues	$1,037	$1,166	$238	$393
Property operating expense	-	(3)	-	-
Depreciation and amortization	(47)	(68)	(13)	(21)
Income from discontinued operations	$990	$1,095	$225	$372

Revenue Recognition
Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At July 31, 2013 and October 31, 2012, approximately $13,571,000 and $13,507,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2013 and October 31, 2012, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,571,000 and $3,686,000, respectively.  During the nine month periods ended July 31, 2013 and 2012, the Company provided $698,000 and $481,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012
Numerator
Net income applicable to common stockholders – basic	$1,503	$2,798	$963	$1,038
Effect of dilutive securities:
Restricted Stock awards	111	199	78	83
Net income applicable to common stockholders – diluted	$1,614	$2,997	$1,041	$1,121

Denominator
Denominator for basic EPS – weighted average common shares	7,545	7,369	7,546	7,371
Effect of dilutive securities:
Restricted stock awards	819	796	908	897
Denominator for diluted EPS – weighted average common equivalent shares	8,364	8,165	8,454	8,268

Numerator
Net income applicable to Class A common stockholders-basic	$5,118	$8,587	$3,278	$3,183
Effect of dilutive securities:
Restricted Stock awards	(111)	(199)	(78)	(83)
Net income applicable to Class A common stockholders – diluted	$5,007	$8,388	$3,200	$3,100

Denominator
Denominator for basic EPS – weighted average Class A common shares	23,121	20,554	23,122	20,557
Effect of dilutive securities:
Restricted stock awards	226	211	261	244
Denominator for diluted EPS – weighted average Class A common equivalent shares	23,347	20,765	23,383	20,801

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

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 requires the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-02 seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. The Company adopted this pronouncement in the second quarter of fiscal 2013.  The effect of the adoption of this pronouncement did not have a significant impact on our consolidated financial statements.

(2) CORE PROPERTIES

In December of 2012, subsidiaries of the Company purchased two suburban office buildings ("NJ Office Buildings") located in the Company's core marketplace with a combined GLA of 23,500 square feet.  The gross purchase price of the two properties was $6.5 million. The Company funded its equity to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.

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

In May 2013, the Company, through a wholly owned subsidiary, purchased a 110,000 square foot retail shopping center located in New Providence, New Jersey ("New Providence") for $34.9 million.  In connection with the purchase, the Company assumed a first mortgage loan encumbering the property at its estimated fair value of $21.3 million.  The mortgage loan requires monthly payments of principal and interest at the fixed rate of 4.0% per annum. The mortgage matures in January 2022.  The Company funded its remaining equity needed to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.

In May 2013, the Company, through a wholly owned subsidiary, purchased two retail properties, located in Greenwich, CT ("Greenwich Properties") for $18.0 million.  In conjunction with the purchase, the Company assumed an existing first mortgage loan encumbering the properties at its estimated fair value of $8.3 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.0% per annum.  The mortgage matures in August 2016.  The Company funded its remaining equity needed to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.

In July 2013, the Company entered into a contract to purchase, for $11.0 million, a retail shopping center in the Company's core marketplace.  The acquisition is subject to the assumption of an existing first mortgage loan in the amount of $7.8 million.  In conjunction with entering into the contract, the Company placed a deposit of $400,000 with the seller.

In August 2013, the Company entered into a contract to purchase, for $18.4 million a retail shopping center in the Company's core marketplace.  The acquisition requires the assumption of an existing mortgage in the amount of $8 million.  In conjunction with entering into the contract, the Company placed a deposit of $917,500 with the seller.  The Company plans on closing on the transaction some time fiscal 2013.

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

The Company has accounted for the condemnation portion of the award in accordance with ASC Topic 605 – Revenue Recognition, Subtopic 40 – Gains and Losses which requires the Company to record a gain or loss on the excess or deficit of the proceeds received over the estimated net book value of the condemned non-monetary asset.  As a result of the transaction the Company has recorded an additional gain on condemnation of approximately $213,000 which is recorded in other income on the consolidated statement of income for the nine months ended July 31, 2013.

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

The Company is currently in the process of evaluating the fair value of the in-place leases for the NJ Office Buildings, the Net Leased Properties, the New Providence Property and the Greenwich Properties.  Consequently, no value has yet been assigned to those leases and the purchase price allocation is preliminary and may be subject to change.  In fiscal 2013, the Company completed evaluating the fair value of the in-place leases for UB Orangeburg, LLC ("Orangeburg") (see note 5), acquired in fiscal 2012 and has concluded that no value needs to be assigned to those leases.

For the nine month periods ended July 31, 2013 and 2012 the net amortization of above-market and below-market leases was approximately $358,000 and $349,000, respectively, which amounts are included as an increase in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25 % to 0.35 % based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2013.

In the nine months ended July 31, 2013, the Company borrowed $30.6 million on its Facility and repaid $38.2 million on the Facility.

(4)  REDEEMABLE PREFERRED STOCK

The Company is authorized to issue up to 50,000,000 shares of Preferred Stock (See note 7).  At July 31, 2013, the Company had issued and outstanding 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see Note 7) and 5,175,000 shares of Series F Cumulative Preferred Stock (Series F Preferred Stock) (see note 7).

On May 29, 2013, the Company redeemed all of the 224,027 outstanding shares of its Series C Preferred Stock for $22,403,000 (liquidation preference) plus all accrued and unpaid dividends.  The difference between the redemption amount and the net book value of the Series C Preferred Stock is being accreted from the date the redemption became probable through the redemption date on May 29, 2013.  As a result the Company included $892,000 and $68,000  as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the nine and three month periods ended July 31, 2013, respectively.

On November 21, 2012, the Company redeemed all of the 2,400,000 shares of its Series E Senior Cumulative Preferred Stock at a make-whole price of $25.77 per share (liquidation value $25.00 per share).  As a result, the Company has included the $1,848,000 difference between the make-whole price of $25.77 per share and the liquidation value of $25 per share as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the nine month period ended July 31, 2013.  The remaining difference between the liquidation value and the net book value of the Series E Preferred Stock in the amount of $1,492,000 is recorded as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the nine months ended July 31, 2013.

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

Ironbound (Ferry Plaza)

The Company, through a wholly-owned subsidiary, is the general partner and owns 84% of the consolidated limited partnership, Ironbound, which owns a grocery anchored shopping center.

The Ironbound limited partnership has a defined termination date of December 31, 2097.  The partners in Ironbound are entitled to receive an annual cash preference payable from available cash of the partnership.  Any unpaid preferences accumulate and are paid from future cash, if any.  The balance of available cash, if any, is distributed in accordance with the respective partner's interests.  The limited partners in Ironbound currently have the right to require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Ironbound partnership agreement.  Upon liquidation of Ironbound, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The limited partners are not obligated to make any additional capital contributions to the partnership.  The Company retains an affiliate of one of the limited partners in Ironbound to provide management and leasing services to the property at an annual fee equal to 2.00% percent of rental income collected, as defined.

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns an approximate 2% interest in Orangeburg, which owns a grocery anchored shopping.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg redemption is based solely on the price of the Company's Class A Common stock on the date of redemption.   For the nine month periods ended July 31, 2013 and 2012, the Company increased the carrying value of the non-controlling interests by $1,077,000 and $230,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at July 31, 2013 and October 31, 2012: (amounts in thousands)

	July 31, 2013	October 31, 2012

Beginning Balance	$11,421	$2,824
Initial Orangeburg noncontrolling Interests	-	8,724
Change in Redemption Value	1,073	(127)

Ending Balance	$12,494	$11,421

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2013 and October 31, 2012 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	July 31, 2013	October 31, 2012

Chestnut Ridge and Plaza 59 Shopping Centers (50.0% in 2013 and 0% in 2012)	$18,225	$-
Putnam Plaza Shopping Center (66.67%)	6,750	6,820
Midway Shopping Center, L.P. (11.642%)	5,737	19,165
81 Pondfield Road Company (20%)	723	723
Total	$31,435	$26,708

Midway Shopping Center, L.P.
The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. In addition, the Company loaned Midway, in the form of an unsecured note, approximately $13.2 million.  The loan to Midway by the Company required monthly payments to the Company of interest only at 5.75% per annum.  The loan matured on January 1, 2013 and was repaid. The Company has evaluated its investment in Midway and has concluded that the venture is not a VIE and should not be consolidated into the financial statements of the Company.  Although the Company only has an approximate 12% equity interest in Midway, it controls 25 % of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.  Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

Putnam Plaza has a first mortgage payable in the amount of $21 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17 % and will mature in 2019.

81 Pondfield Road Company

The Company's other investment in an unconsolidated joint venture is a 20% economic interest in a partnership which owns a retail and office building in Westchester County, New York.

(7)  STOCKHOLDERS' EQUITY

On March 21, 2013 the stockholders of the Company approved an amendment to the Company's Charter to increase the number of authorized shares of stock from 100,000,000 to 200,000,000.  As amended, the total number of shares of authorized stock consists of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock, 50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

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

A summary of the status of the Company's non-vested Common and Class A Common shares as of July 31, 2013, and changes during the nine months ended July 31, 2013 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at November 1, 2012	1,473,400	$15.33	399,900	$16.62
Granted	175,950	$18.30	64,100	$19.74
Vested	(169,650)	$14.87	(58,850)	$18.08
Forfeited	-	$-	(1,000)	$19.05
Non-vested at July 31, 2013	1,479,700	$15.88	404,150	$17.39

As of July 31, 2013, there was $14.1 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.8 years.  For the nine and three month periods ended July 31, 2013 amounts charged to compensation expense totaled $3,033,000 and $1,040,000, respectively. For the nine and three month periods ended July 31, 2012 amounts charged to compensation expense totaled $2,846,000 and $978,000, respectively.

Share Repurchase Program
Previously,  the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  As of July 31, 2013, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves ("significant other observable inputs.")  The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2012 and July 31, 2013, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2013

Assets:
Available for Sale Securities	$106	$106	$-	$-

Interest Rate Swap Agreement	$121	$-	$121	$-

Liabilities:
Redeemable noncontrolling interests	$12,494	$9,571	$-	$2,923

October 31, 2012

Assets:
Available for Sale Securities	$994	$994	$-	$-

Liabilities:
Interest Rate Swap Agreement	$55	$-	$55	$-

Redeemable noncontrolling interests	$11,421	$8,584	$-	$2,837

Fair market value measurements based upon Level 3 inputs changed from $2,824 at November 1, 2011 to $2,837 at October 31, 2012 as a result of a $13 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,837 at November 1, 2012 to $2,923 at July 31, 2013 as a result of a $86 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 (See note 5).

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant and mortgage receivables, prepaid expenses, other assets, accounts payable, accrued expenses, revolving lines of credit and other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

The estimated fair value of mortgage notes payable and other loans was approximately $155 million at July 31, 2013 and $139 million at October 31, 2012. The estimated fair value of mortgage notes payable and other loans is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2013, the Company had commitments of approximately $3.7 million for capital improvements to its properties and tenant related obligations.

(10)  SUBSEQUENT EVENTS

On September 4, 2013, the Board of Directors of the Company declared cash dividends of $0.225 for each share of Common Stock and $0.25 for each share of Class A Common Stock.  The dividends are payable on October 18, 2013.

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

Executive Summary
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2013, the Company owned or had equity interests in 66 properties containing a total of 5.1 million square feet of GLA of which 91.4% was leased.  The Company has equity interests in five unconsolidated joint ventures at July 31, 2013.  Those joint ventures are approximately 95.3% leased.  The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 19 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and, in the remainder of fiscal 2013, expects that it may continue to experience a higher level of vacancies, relative to the Company's historical norm, at some of its shopping centers and a lengthening in the time required for re-leasing of vacant space, as the current economic climate continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather any difficulties it might encounter.  The Company currently has 442,700 square feet of vacant space in its core property portfolio.  Of this vacant space, 215,100 square feet, or 48.6% of the Company's vacant space in its core property portfolio, is located in four properties that have been more difficult to lease or are in various stages of redevelopment.  Management is confident that the strategy it has in place for each of these four properties will allow the vacant spaces to be leased and the properties to operate more efficiently within the next twelve to twenty-four months.  Of the 215,100 square feet vacant in these four properties, the Company:

•	Has 24,100 square feet of leases ready to be executed (5.45% of the Company's vacant space)
•
Has received a zoning change for approximately 82,000 of below-grade space that the Company is going to convert to self-storage.  The Company expects it to take 18-24 months for the 82,000 square feet of newly created self-storage to be leased.

If all of these leases are executed our leased rate will increase by approximately 2.3%.  Income from such leases should accrue to our earnings sometime in fiscal 2013 or fiscal 2014, with the exception of the self-storage which could take up to 24 months.  The Company has a strong capital structure and does not have any secured debt maturing until August 2015.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2012 and 2013, the Company's financial data shows increases in total revenues and expenses for the nine month period ended July 31, 2013 when compared to the corresponding period of the prior year.

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

•
Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut; Westchester and Putnam Counties, New York; and Bergen County, New Jersey

•	Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
•	Selectively dispose of non-core and underperforming properties and re-deploy the proceeds into properties located in the northeast region
•	Increase property values by aggressively marketing available GLA and renewing existing leases
•	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
•	Negotiate and sign leases that provide for regular or fixed contractual increases to minimum rents
•	Control property operating and administrative costs

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the nine month period ended July 31, 2013 and 2012, the Company increased its allowance for doubtful accounts by $698,000 and $481,000, respectively.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2013.

Liquidity and Capital Resources
In October 2012, the Company completed two equity offerings and raised approximately $173 million in capital.  Through July 31, 2013, the Company has used the proceeds in connection with the following:

•	$16.3 million to repay outstanding variable rate and fixed rate mortgage debt that matured
•	$40.6 million in connection with the repurchase of a portion of the Company's Series C Senior Cumulative Preferred Stock
•	$63 million for the redemption of all of its outstanding Series E Senior Cumulative Preferred Stock
•	$58.4 million to purchase income producing commercial real estate

See Notes 2, 6 and 10 included in the Company's financial statements included in Item 1 for more information.

At July 31, 2013, the Company had unrestricted cash and cash equivalents of $3.2 million compared to $78.1 million at October 31, 2012. The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.  The Company is currently in contract to purchase two grocery anchored shopping centers and to sell two non-core properties.  The Company plans on funding the net equity needed for the purchase of the two shopping centers with the proceeds from the sale of the two non-core properties or with borrowing under its revolving line of credit.

As discussed above, the Company maintains a very conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 26% and a very strong fixed charge coverage ratio of 2.2 to 1, which we believe will allow the Company to obtain additional financing if necessary.  The Company does not have any fixed rate debt coming due until fiscal 2015.

At July 31, 2013, the Company had loan availability of $76 million on its revolving line of credit.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $36.2 million in the nine months ended July 31, 2013 compared to $39.5 million in the comparable period of fiscal 2012. The net decrease in operating cash flows in the first nine months of fiscal 2013 when compared with the corresponding prior period was due primarily to an increase in tenant receivables.

Investing Activities

Net cash flows used by investing activities amounted to $41.7 million in the first nine months of fiscal 2013 compared to $9.3 million in the comparable period of fiscal 2012. The net increase in cash flows used by investing activities in fiscal 2013 when compared to the corresponding prior period was the result of purchasing 11 properties and acquiring an equity interest in two other unconsolidated joint ventures in the combined amount of $58.4 million compared with the purchase of one property for $5.7 million in the first nine months of fiscal 2012.  These uses were partially offset by the repayment of a $13 million loan made by the Company in a prior year to one of its unconsolidated joint ventures, cash proceeds of $4.5 million from the sale of one of the Company's properties and an approximate $1.5 million gain on the sale of marketable securities.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $69.4 million in the first nine months of fiscal 2013 compared with $29.8 million in the comparable period of fiscal 2012. The increase in net cash used by financing activities in the first nine months of fiscal 2013 compared to the corresponding period of fiscal 2012 was attributable predominantly to the Company redeeming the remaining shares of its Series C Perpetual Preferred Stock for $22.4 million, an increase in the annualized dividend rate in fiscal 2013 on the Company's outstanding Class A Common stock of $0.01 per share, and the payment of dividends on a new series of preferred stock and an additional 2.5 million Class A Common shares issued in October 2012.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), borrowings on its unsecured credit facility, proceeds from sales of properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company's ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $167.3 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.3% at July 31, 2013. The mortgage loans with fixed interest rates are secured by 14 properties with a net book value of $261 million and have fixed rates of interest ranging from 2.78% to 11.31%.  The Company made principal payments of $5.6 million in the nine months ended July 31, 2013 compared to $6.7 million in the comparable period of fiscal 2012 which included the repayment of a $3.2 million mortgage when it matured in July 2013.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2013.

As of July 31, 2013, $76 million is available to be drawn on the Company's revolving credit facility.

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

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the nine months ended July 31, 2013, the Company paid approximately $5.0 million for property improvements, tenant improvements and leasing commission costs (approximately $2.5 million representing recurring property improvements and approximately $2.5 million related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $3.7 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2013. These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions and Significant Property Transactions

In December of 2012, subsidiaries of the Company purchased two suburban office buildings located in the Company's core marketplace with a combined GLA of 23,500 square feet.  The gross purchase price of the two properties was $6.5 million.

In December 2012, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in Chestnut Ridge located in Montvale, New Jersey and Plaza 59 located in Spring Valley, New York for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence over, but does not control, the ventures.

In January and March 2013, the Company purchased six free standing net leased properties located in the Company's core marketplace with a combined GLA of 20,200 square feet.  The gross purchase price of the six properties was $7.8 million.

In May 2013, the Company, through a wholly owned subsidiary, purchased a 110,000 square foot retail shopping center located in New Providence New Jersey for $34.9 million.  In connection with the purchase, the Company assumed a first mortgage loan encumbering the property at its estimated fair value of $21.3 million.

In May 2013, the Company, through a wholly owned subsidiary, purchased two retail properties totalling 24,800 square feet, located in Greenwich, CT for $18.0 million.  In conjunction with the purchase, the Company assumed an existing first mortgage secured by the properties at its estimated fair value of $8.3 million.

In July 2013, the Company entered into a contract to purchase, for $11.0 million, a retail shopping center in the Company's core marketplace.  The acquisition requires the assumption of an existing mortgage in the amount of $7.8 million.  In conjunction with entering into the contract, the Company placed a deposit of $400,000 with the seller.  The Company plans on closing on the transaction some time fiscal 2013 or early in fiscal 2014.

In August 2013, the Company entered into a contract to purchase, for $18.34 million, retail shopping center in the Company's core marketplace.  The acquisition requires the assumption of an existing mortgage in the amount of $8 million.  In conjunction with entering into the contract, the Company placed a deposit of $917,500 with the seller.  The Company plans on closing on the transaction some time fiscal 2013 or early in fiscal 2014.

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of years.  The Company's current non-core properties consist of two distribution service facilities (both of which are located outside of the northeast region of the United States).

In June 2013, the Company extended the leases on both non-core properties ten years through January 2023.  Net rents on the St. Louis property (192,000 sf) were decreased to $3.00 per square foot in year one of the extension versus $3.41 per square foot previously.  The extended lease provides for 2% annual rent increases in years two through ten.  Net rents on the Dallas property (255,000 sf) were decreased to $2.75 per square foot in year one of the extension versus $3.70 per square foot previously.  The extended lease provides for 2% annual rent increases in years two through ten.  The effective date of both extensions was February 1, 2013.  Currently the properties are used as parts distribution facilities for the parts and service division of Chrysler Group LLC.

In August of 2013, the Company entered into a contract to sell its two distribution service facilities.  The Company intends to sell these two assets and reinvest the proceeds in commercial real estate located in its core marketplace.

At July 31, 2013, the two remaining non-core properties have a net book value of approximately $530,000.

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

•
does not represent cash flows from operating activities in accordance with U.S. GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of the Company's performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income (loss) applicable to Common and Class A Common Stockholders in accordance with U.S. GAAP to FFO for each of the three and nine months ended July 31, 2013 and 2012 (amounts in thousands).

	Nine Months Ended July 31,		Three Months Ended July 31,

	2013	2012	2013	2012
Net Income Applicable to Common and Class A Common Stockholders	$6,621	$11,385	$4,241	$4,221

Real property depreciation	10,435	9,841	3,928	3,332
Amortization of tenant improvements and allowances	2,065	2,237	469	658
Amortization of deferred leasing costs	351	319	140	101
Depreciation and amortization on discontinued operations	47	68	13	19
Depreciation and amortization on unconsolidated joint ventures	711	88	261	88
Loss on sale of asset	175	743	-	116
Funds from Operations Applicable to Common and Class A Common Stockholders	$20,405	$24,681	$9,052	$8,535

Net Cash Provided by (Used in):
Operating Activities	$36,211	$39,502	$11,617	$14,429
Investing Activities	$(41,740)	$(9,320)	$2,736	$(1,487)
Financing Activities	$(69,368)	$(29,760)	$(33,993)	$(12,065)

FFO amounted to $20.4 million in the first nine months of fiscal 2013 compared to $24.7 million in the comparable period of fiscal 2012.  The net decrease in FFO is attributable, among other things, to: a) the Company incurring $4.2 million in one-time preferred stock redemption charges in the first nine months of fiscal 2013; b) an increase of $1.1 million in preferred stock dividends mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock series; and c) a $590,000 increase in general and administration expense primarily the result of increased compensation and benefits related to additional staffing, and an increase in restricted stock amortization as a result of new tranches of shares being valued at a considerably higher stock price than fully amortized tranches, and an increase in legal fees relating to its redemption of its Series C Cumulative Preferred Stock in May of 2013; offset by: d) an increase from the net operating income (including investments accounted for by the equity method of accounting) relating to property acquisitions in the second half of fiscal 2012 and first nine months of fiscal 2013; e) an increase in interest, dividends and other investment income as a result of the Company investing, at the beginning of fiscal 2013, approximately $27 million of proceeds from its completed stock offerings in October 2012 in fixed income marketable securities; and f) the Company recording a gain on sale of marketable securities in the amount of $1.5 million that was realized when the Company sold the above mentioned marketable securities in the third quarter of fiscal 2013.

FFO amounted to $9.1 million in the third quarter of fiscal 2013 compared to $8.5 million in comparable period of fiscal 2012.  The net increase in FFO is attributable, among other things, to: a) an increase in the net operating income (including investments accounted for by the equity method of accounting) relating to property acquisitions in fiscal 2013; b) the Company recording a gain on sale of marketable securities in the amount of $1.5 million that was realized when the Company sold marketable securities in the third quarter of fiscal 2013; offset by: c) an increase of $153,000 in preferred stock dividends mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock series; d) a $252,000 increase in general and administration expense, primarily the result of increased compensation and benefits related to additional staffing, and an increase in restricted stock amortization as a result of new tranches of shares being valued at a considerably higher stock price than fully amortized tranches; and e) an increase in legal fees relating to its redemption of its Series C Cumulative Preferred Stock in May of 2013.

Results of Operations

The following information summarizes the Company's results of operations for the nine and three month periods ended July 31, 2013 and 2012 (amounts in thousands):

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2013	2012	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$51,249	$49,818	$1,431	2.9%	$1,708		$(277)
Recoveries from tenants	17,067	15,359	1,708	11.1%	377		1,331
Other income	1,720	1,805	(85)	-4.7%	49		(134)

Operating Expenses
Property operating expenses	13,612	10,794	2,818	26.1%	389		2,429
Property taxes	11,548	11,229	319	2.8%	369		(50)
Depreciation and amortization	12,904	12,440	464	3.7%	515		(51)
General and administrative expenses	6,245	5,655	590	10.4%	n/	a	n/	a

Other Income/Expenses
Interest expense	6,774	6,637	137	2.1%	369		(232)
Interest, dividends and other investment income	1,381	672	709	105.5%	n/	a	n/	a

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2013	2012	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$17,689	$16,736	$953	5.7%	$951		$2
Recoveries from tenants	5,180	5,229	(49)	-0.9%	134		(183)
Other income	620	727	(107)	-14.8%	49		(156)

Operating Expenses
Property operating expenses	3,917	3,642	275	7.6%	133		142
Property taxes	4,011	3,775	236	6.3%	233		3
Depreciation and amortization	4,556	4,106	450	11.0%	325		125
General and administrative expenses	2,099	1,847	252	13.6%	n/	a	n/	a

Other Income/Expenses
Interest expense	2,531	2,317	214	9.2%	373		(159)
Interest, dividends and other investment income	139	223	(84)	-37.7%	n/	a	n/	a

Revenues
Base rents increased by 2.9% to $51.2 million for the nine month period ended July 31, 2013 compared with $49.8 million in the comparable period of 2012. Base rents increased 5.7% to $17.7 million for the three months ended July 31, 2013 compared with $16.7 million in the comparable period of 2012. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2012 and first nine months of fiscal 2013, the Company purchased thirteen properties totaling approximately 277,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the nine month and three month periods ended July 31, 2013.  In addition, the Company purchased a 50% equity interest in two other properties that it accounts for under the equity method of accounting.  These two properties are not included in any of the variance analysis presented above.

Properties Held in Both Periods:

The net decrease in base rents for properties held during the nine month period ended July 31, 2013 when compared to the same period in fiscal 2012 was a result of an increase in bad debt expense of $217,000. The negative variance for the nine month period ended July 31, 2013 was also caused by a decrease of straight line rental revenue in the amount of $335,000.  Both bad debt expense and straight-line rent are included in base rent revenue on the consolidated statement of income; actual base rents billed to tenants for properties held in the nine month period ended July 31, 2013 when compared with the corresponding prior period increased by $275,000 as result of normal rent increases in the portfolio and the base rent additions caused by new leasing in excess of tenant vacancies.

The net increase in base rents for properties held during the three month period ended July 31, 2013 when compared to the same period in fiscal 2012 was a result of a decrease of straight line rental revenue in the amount of $123,000.  Straight-line rents are included in base rent revenue on the consolidated statement of income; actual base rents billed to tenants for properties held in the three month period ended July 31, 2013 when compared with the corresponding prior period increased by $118,000 as result of normal rent increases in the portfolio and the base rent additions caused by new leasing in excess of tenant vacancies.

In the first nine months of fiscal 2013, the Company leased or renewed approximately 1 million square feet (or approximately 22.45% of total consolidated property leasable area) at a combined average per square foot increase of 0.02%.  At July 31, 2013, the Company's core properties were approximately 89.94%, leased, an increase of 0.77% from the end of fiscal 2012.

In the nine month period ended July 31, 2013, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) increased by a net $1.3 million. This net increase was a result of higher operating expenses of $2.4 million at its properties held in both periods due predominantly to an increase in expenses relating to parking lots, building roofs, building repairs and snow removal. In the three month period ended July 31, 2013, recoveries from tenants for properties owned in both periods decreased by a net $183,000. This net decrease was a result of operating expenses relating to the parking lot, building roof, building repairs and snow removal  that were not fully recoverable at the properties at which the operating expenses increased.

Interest, dividends and other investment income increased in the nine month period ended July 31, 2013 when compared to the corresponding period in the prior year by $709,000, predominantly as a result of the Company investing approximately $27 million of the proceeds from its two equity offerings completed in October 2012 in income producing securities for the first six months of fiscal 2013.  Interest, dividends and other investment income in the three month period ended July 31, 2013 when compared to the corresponding period in the prior year were relatively unchanged.

Expenses
Property operating expenses for properties held in both periods increased in the nine month and three month periods ended July 31, 2013 when compared with the corresponding periods from the prior year by $2.4 million and $142,000, respectively, as a result of an increase in expenses relating to the parking lots, building roofs, building repairs and snow removal cost.

Real estate taxes for properties held in both periods were relatively unchanged.

Interest expense for properties held in both periods decreased slightly in both the nine month and three month period ended July 31, 2013 when compared to the corresponding prior period as a result of the Company having $22 million outstanding on its unsecured line of credit in last years second and third quarter and no borrowings in this year's first and second quarter and only $4 million outstanding through three quarters coupled with the Company repaying two mortgages in fiscal 2013 when those mortgages matured.

Depreciation and amortization expense from properties held in both the nine month and three months periods ended July 31, 2013 when compared to the corresponding prior periods were relatively unchanged.

General and administrative expenses increased by a net $590,000 and $252,000, respectively, in the nine month and three month periods ended July 31, 2013, when compared to the corresponding periods in fiscal 2012, primarily due to an increase in compensation costs related to an increase in staffing and restricted stock amortization relating to new tranches of stock grants being valued at higher stock prices than fully amortized tranches of stock grants and an increase in legal costs related to the Company redeeming its Series C Cumulative Preferred Stock in May of fiscal 2013.

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

As of July 31, 2013 the Company had $4 million in variable rate (based on LIBOR) debt outstanding.  If the LIBOR base rate were to increase by 1% the Company would incur an additional $40,000 per annum in interest expense.

The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 5.3% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended July 31, 2013, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares in the aggregate of Common Stock, Class A Common Stock, Series C Preferred Stock or Series D Preferred Stock in open market transactions. During the three months ended July 31, 2013, there were no repurchases under the Program. As previously disclosed, on October 22, 2012, the Company repurchased an aggregate of 175,973 shares of Series C Preferred Stock at an average price per share of $103.50 in privately negotiated transactions. On May 29, 2013, the remaining 224,027 shares of Series C Preferred Stock were redeemed pursuant to the terms of the Articles Supplementary classifying such series. Any combination of Common Stock, Class A Common Stock or Preferred Stock not exceeding 770,822 shares, in the aggregate, may yet be purchased under the Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
President and
Chief Executive Officer

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 6, 2013	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.