Form 10-K
period 2013-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2014-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2013 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $43,763,605; Class A Common Shares, par value $.01 per share, $512,163,901.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 10, 2014 (latest date practicable): 9,187,212 Common Shares, par value $.01 per share, and 23,609,604 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 26, 2014 (certain parts as indicated herein) (Part III).

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

Description of Business

The Company's sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  The Company's core properties consist principally of neighborhood and community shopping centers, seven office buildings and one office/retail mixed-use property.  The Company seeks to identify desirable properties for acquisition, which it acquires in the normal course of business.  In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

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

At October 31, 2013, the Company owned or had equity interests in sixty-six properties comprised of neighborhood and community shopping centers, office buildings, office/retail mixed use and industrial facilities located in seven states throughout the United States, containing a total of 5.1 million square feet of gross leasable area ("GLA").  For a description of the Company's individual investments, see Item 2 – Properties.

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

The Company may from time to time enter into arrangements for the acquisition of properties with unaffiliated property owners through the issuance of units of limited partnership (or units of limited liability company) interests in entities that the Company controls.  These units may be redeemable for cash or for shares of the Company's Common stock or Class A Common stock.  The Company believes that this acquisition method may permit it to acquire properties from property owners wishing to enter into tax-deferred transactions.

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties.  Of the sixty-six properties the Company owns or has an equity interest in, sixty-four properties (five of which are accounted for under the equity method of accounting) are considered core properties, consisting of  fifty-six retail properties, seven office buildings (including the Company's executive headquarters) and one mixed use office/retail property.  At October 31, 2013, these properties contained in the aggregate 4.7 million square feet of GLA. The Company's core properties collectively had 708 tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2013, the sixty consolidated core properties were 90.1% leased.   At October 31, 2013, the Company had equity investments in five core properties, which it does not consolidate; those properties were approximately 96.1% leased.  The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of fixed base rentals monthly in advance and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2013, no single tenant comprised more than 8.7% of the total annual base rents of the Company's core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2013.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	5	8.7%
TJX Companies	6	4.4%
A&P Supermarkets	4	4.0%
Bed Bath & Beyond	3	3.8%
Big Y	3	3.0%
CVS	6	2.8%
Staples	4	2.6%
Toys R Us	2	1.9%
BJ's	1	1.7%
ShopRite	2	1.5%
	36	34.4%

See Item 2 – Properties for a complete list of the Company's core properties.

The Company's single largest real estate investment is its general and limited partnership interests in the Ridgeway Shopping Center ("Ridgeway").  In December 2010 and January 2011, the Company and a wholly owned subsidiary purchased the remaining 10% limited partner interests in the limited partnership that owns Ridgeway for $7.4 million.  As a result of this transaction, the Company now has a 100% ownership interest in the property.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 350,000 square feet of GLA.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2013, Ridgeway revenues represented approximately 13% of the Company's total revenues and approximately 11% of the Company's total assets at October 31, 2013. As of October 31, 2013, Ridgeway was 100% leased. The property's largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath and Beyond (14%) and Marshall's Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2013 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent (%)
2014	2	5,153	$187,326	2%
2015	5	40,980	903,584	9%
2016	3	4,747	173,958	2%
2017	3	61,196	2,072,367	20%
2018	11	100,911	3,469,498	33%
2019	1	805	40,572	-
2020	1	2,350	105,292	1%
2021	1	42,700	826,185	8%
2022	4	25,316	795,934	7%
2023	5	62,643	1,871,656	18%

Total	36	346,801	$10,446,372	100%

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

At October 31, 2013, the Company's non-core properties consisted of two industrial facilities in St. Louis, Missouri and Dallas, Texas with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2013.  The two industrial facilities consist of automobile and truck parts distribution warehouses.  The facilities are net leased to Chrysler Group, LLC under lease arrangements whereby the tenant pays all taxes, insurance, maintenance and other operating costs of the property during the term of the lease.  For the fiscal years ended October 31, 2013, 2012, and 2011 revenues billed and collected under the above leases amounted to approximately $1,356,000, $1,565,000, and $1,546,000 respectively.

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

In August of 2013, the Company entered into a contract to sell these two non-core properties and completed the sale in December of 2013.  The Company intends to reinvest the proceeds in commercial real estate located in its core marketplace.

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

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties.  As discussed above, the Company's remaining non-core industrial properties are net leased to tenants under lease arrangements whereby the tenant is obligated to manage the property.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  It occupies approximately 10,000 square feet in a two-story office building owned by the Company. The Company has 43 employees and believes that its relationship with its employees is good.

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.  For the year ended October 31, 2013, approximately 76% of our total revenues were from properties located in these four counties. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our core properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2013, Ridgeway revenues represented approximately 13% of the Company's total revenues and approximately 11% of the Company's total assets at October 31, 2013.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

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

We face potential difficulties or delays in renewing leases or re-leasing space.  We derive most of our income from rent received from our tenants.  Although substantially all of our properties currently have favorable occupancy rates, we cannot predict that current tenants will renew their leases upon the expiration of their terms.  In addition, current tenants could attempt to terminate their leases prior to the scheduled expiration of such leases or might have difficulty in continuing to pay rent in full, if at all, in the event of a severe economic downturn.  If this occurs, we may not be able to promptly locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations.  Even if tenants decide to renew their leases, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms.

In some cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants within the center to sell that merchandise or provide those services.  When re-leasing space after a vacancy in a center with one of these tenants, such provisions may limit the number and types of prospective tenants for the vacant space.  The failure to re-lease space or to re-lease space on satisfactory terms could adversely affect our results from operations.  Additionally, properties we may acquire in the future may not be fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. As a result, our net income, funds from operations and ability to pay dividends to stockholders could be adversely affected.

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

If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases.  As a result, our results of operations and cash flow may be adversely affected.  In addition, our tenants face increasing competition from internet commerce, outlet malls, discount retailers, warehouse clubs and other sources which could hinder our ability to attract and retain tenants and/or cause us to reduce rents at our properties, which could have an adverse effect on our results of operations and cash flows.

We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.  We have incurred, and expect to continue to incur, indebtedness to advance our objectives. The only restrictions on the amount of indebtedness we may incur are certain contractual restrictions and financial covenants contained in our unsecured revolving credit agreement. Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased return on our investment, but at the same time creates risks.  We use debt to fund investments only when we believe it will enhance our risk-adjusted returns.  However, we cannot be sure that our use of leverage will prove to be beneficial.  Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations.  Incurring substantial debt may adversely affect our business and operating results by:

·	requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for distributions, acquisitions and capital expenditures;
·	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions; or
·
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

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and failure to comply could result in defaults that accelerate the payment under our debt.  Our unsecured revolving credit agreement contains financial and other covenants which may limit our ability, without our lenders' consent, to engage in operating or financial activities that we may believe desirable.  Our mortgage notes payable contain customary covenants for such agreements including, among others, provisions:

·	relating to the maintenance of the property securing the debt;
·	restricting our ability to assign or further encumber the properties securing the debt; and
·	restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.

Our unsecured revolving credit facility contains, among others, provisions restricting our ability to:

·	permit unsecured debt to exceed $150 million;
·	create certain liens;
·	increase our overall secured and unsecured borrowing beyond certain levels;
·	consolidate, merge or sell all or substantially all of our assets;
·	permit secured debt to be more than 35% of gross asset value, as defined in the agreement; or
·	permit unsecured indebtedness to exceed, excluding preferred stock, 50% of eligible real estate asset value as defined in the agreement.

In addition, the unsecured revolving credit facility's covenants (i) limit the amount of debt we may incur, excluding preferred stock, as a percentage of gross asset value, as defined in the agreement, to less than 55% (leverage ratio), (ii) require earnings before interest, taxes, depreciation and amortization to be at least 175% of fixed charges, (iii) require net operating income from unencumbered properties to be at least 200% of unsecured interest expenses, (iv) require not more than 15% of gross asset value, as defined in the agreement, to be attributable to the Company's pro rata share of the value of unencumbered properties owned by non-wholly owned subsidiaries or unconsolidated joint ventures, and (v) require at least 10 unencumbered properties in the unencumbered asset pool.

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

Our ability to grow will be limited if we cannot obtain additional capital.  Our growth strategy includes the redevelopment of properties we already own and the acquisition of additional properties.  We are required to distribute to our stockholders at least 90% of our taxable income each year to continue to qualify as a REIT for federal income tax purposes.  Accordingly, in addition to our undistributed operating cash flow, we rely upon the availability of debt or equity capital to fund our growth, which financing may or may not be available on favorable terms or at all.  The debt could include mortgage loans from third parties or the sale of debt securities.  Equity capital could include our common stock or preferred stock.  Additional financing, refinancing or other capital may not be available in the amounts we desire or on favorable terms.

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

Market interest rates could adversely affect the share price of our stock and increase the cost of refinancing debt.  A variety of factors may influence the price of our common equities in the public trading markets.  We believe that investors generally perceive REITs as yield-driven investments and compare the annual yield from dividends by REITs with yields on various other types of financial instruments.  An increase in market interest rates may lead purchasers of stock to seek a higher annual dividend rate from other investments, which could adversely affect the market price of the stock.  In addition, we are subject to the risk that we will not be able to refinance existing indebtedness on our properties.  We anticipate that a portion of the principal of our debt will not be repaid prior to maturity.  Therefore, we likely will need to refinance at least a portion of our outstanding debt as it matures.  A change in interest rates may increase the risk that we will not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.

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

We will pay federal taxes if we do not distribute 100% of our taxable income.  To the extent that we distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income.  In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

·	85% of our ordinary income for that year;
·	95% of our capital gain net income for that year; and
·	100% of our undistributed taxable income from prior years.

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
To qualify as a REIT under the Internal Revenue Code, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year.  To preserve our REIT qualification, our charter generally prohibits any person from owning shares of any class with a value of more than 7.5% of the value of all of our outstanding capital stock and provides that:

·	a transfer that violates the limitation is void;
·	shares transferred to a stockholder in excess of the ownership limitation are automatically converted, by the terms of our charter, into shares of "Excess Stock;"
·	a purported transferee receives no rights to the shares that violate the limitation except the right to designate a transferee of the Excess Stock held in trust; and
·
the Excess Stock will be held by us as trustee of a trust for the exclusive benefit of future transferees to whom the shares of capital stock ultimately will be transferred without violating the ownership limitation.

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman, who beneficially owns 47.1% of our outstanding Common Stock and 0.2% of our outstanding Class A common stock or to Mr. Willing L. Biddle, our CEO, who beneficially owns 27.7% of our outstanding Common Stock and 0.2% of our outstanding Class A Common Stock, each as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 66.2% of our outstanding voting interests.  Together as a group Messrs. Urstadt, Biddle, and the other directors and executive officers hold approximately 66.8% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A Common stock.  The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

Certain provisions in our charter and bylaws and Maryland law may prevent or delay a change of control or limit our stockholders from receiving a premium for their shares.  Among the provisions contained in our charter and bylaws and Maryland law are the following:

·	Our board of directors is divided into three classes, with directors in each class elected for three-year staggered terms.
·	Our directors may be removed only for cause upon the vote of the holders of two-thirds of the voting power of our common equity securities.
·	Our stockholders may call a special meeting of stockholders only if the holders of a majority of the voting power of our common equity securities request such a meeting in writing.
·
Any consolidation, merger, share exchange or transfer of all or substantially all of our assets must be approved by (a) a majority of our directors who are currently in office or who are approved or recommended by a majority of our directors who are currently in office (the "Continuing Directors") and (b) the holders of two-thirds of the voting power of our common equity securities.

·
Certain provisions of our charter may only be amended by (a) a vote of a majority of our Continuing Directors and (b) the holders of a majority of the voting power of our common equity securities. These provisions relate to the election and classification of directors, the ownership limit and the stockholder vote required for certain business combination transactions.  An action by stockholders to remove a director would require a vote of at least two-thirds of the voting power of our outstanding common equity securities.

·	The number of directors may be increased or decreased by a vote of our board of directors.

In addition, we are subject to various provisions of Maryland law that impose restrictions and require affected persons to follow specified procedures with respect to certain takeover offers and business combinations, including combinations with persons who own 10% or more of our outstanding shares.  These provisions of Maryland law could delay, defer or prevent a transaction or a change of control that our stockholders might deem to be in their best interests.  Furthermore, shares acquired in a control share acquisition have no voting rights, except to the extent approved by the affirmative vote of two-thirds of all votes entitled to be cast on the matter, excluding all interested shares.  Under Maryland law, "control shares" are those which, when aggregated with any other shares held by the acquiror, allow the acquiror to exercise voting power within specified ranges.  The control share provisions of Maryland law also could delay, defer or prevent a transaction or a change of control which our stockholders might deem to be in their best interests.  As permitted by Maryland law, our charter and bylaws provide that the "control shares" and "business combinations" provisions of Maryland law described above will not apply to acquisitions of those shares by Mr. Charles J. Urstadt or Mr. Willing L. Biddle or to transactions between the Company and Mr. Urstadt or Mr. Biddle or any of their respective affiliates.  Consequently, unless such exemptions are amended or repealed, we may in the future enter into business combinations or other transactions with Mr. Urstadt, Mr. Biddle or any of their respective affiliates without complying with the requirements of Maryland anti-takeover laws.  In view of the common equity securities controlled by Messrs. Urstadt and Biddle, either may control a sufficient percentage of the voting power of our common equity securities to effectively block approval of any proposal which requires a vote of our stockholders.

Our stockholder rights plan could deter a change of control.  We have adopted a stockholder rights plan.  This plan may deter a person or a group from acquiring more than 10% of the combined voting power of our outstanding shares of common stock and Class A common stock because, after (i) the person or group acquires more than 10% of the combined voting power of our outstanding common stock and Class A common stock, or (ii) the commencement of a tender offer or exchange offer by any person (other than us, any one of our wholly owned subsidiaries or any of our employee benefit plans, or certain exempt persons), if, upon consummation of the tender offer or exchange offer, the person or group would beneficially own 30% or more of the combined voting power of our outstanding shares of common stock and Class A common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their fair market value.  This would substantially reduce the value of the stock owned by the acquiring person.  Our board of directors can prevent the plan from operating by approving the transaction and redeeming the rights.  This gives our board of directors significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in us.  The rights plan exempts acquisitions of common stock and Class A common stock by Mr. Charles J. Urstadt, Willing L. Biddle, members of their family and certain of his affiliates.

Item 1B.                          Unresolved Staff Comments.

None.

Item 2.                           Properties.

Core Properties

The following table sets forth information concerning each core property at October 31, 2013.  Except as otherwise noted, all core properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT	1997	1950	2002	350,000	13.6	36	100	Stop & Shop Supermarket
Springfield, MA	1996	1970	1970	328,000	26.0	27	90	Big Y Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	22	94	Big Y Supermarket
Stratford, CT	1988	1978	2005	276,000	29.0	18	94	Stop & Shop Supermarket
Scarsdale, NY (1)	2004	1958	2010	247,000	14.0	28	99	ShopRite Supermarket
New Milford, CT	2002	1972	2010	233,000	20.0	11	95	Walmart
Yorktown, NY	1997	1973	2005	200,000	16.4	8	45	Staples
Danbury, CT	-	1989	1995	194,000	19.3	19	95	Christmas Tree Shops
White Plains, NY	1994	1958	2003	191,000	3.5	8	65	Toys "R" Us
Carmel, NY (2)	2006	1971	2010	189,000	22.0	32	93	Hannaford Brothers
Ossining, NY	2000	1978	1998	137,000	11.4	28	100	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26.0	23	94	Home Goods
Carmel, NY	1999	1983	1995	129,000	19.0	17	97	ShopRite Supermarket
New Providence, NJ	2010	1965	2013	109,000	7.8	16	84	A&P Supermarket
Newark, NJ (3)	-	1995	2008	108,000	8.4	13	90	Pathmark
Wayne, NJ	1992	1959	1992	102,000	9.0	41	93	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	6	97	Savers
Darien, CT	1992	1955	1998	96,000	9.5	22	97	Stop & Shop Supermarket
Emerson, NJ	-	1981	2007	93,000	7.0	17	91	ShopRite Supermarket
New Milford, CT	-	1966	2008	81,000	7.6	4	89	Big Y Supermarket
Somers, NY	-	1991	1999	80,000	10.8	31	92	CVS
Orange, CT	-	1990	2003	77,000	10.0	12	100	Trader Joe's Supermarket
Montvale, NJ (4)	2010	1965	2013	76,000	9.9	14	94	The Fresh Market
Orangeburg, NY (5)	-	1966	2012	74,000	10.6	28	94	CVS
New Milford, CT	-	2003	2011	72,000	8.8	8	90	TJ Maxx
Eastchester, NY	2002	1978	1997	70,000	4.0	14	96	A&P Fresh
Fairfield, CT	-	1995	2011	63,000	7.0	3	100	Marshall's
Ridgefield, CT	1999	1930	1998	52,000	2.1	35	85	Keller Williams
Westport, CT	-	1986	2003	40,000	3.0	7	95	Pier One Imports
Rye, NY	-	Various	2004	39,000	1.0	20	95	Cosi
Briarcliff Manor, NY	-	1975	2001	38,000	1.0	17	94	CVS
Danbury, CT	-	1988	2002	33,000	2.7	5	55	Buffalo Wild Wings
Ossining, NY	2001	1981	1999	29,000	4.0	4	100	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	24	100	Squires
Pelham, NY	-	1975	2006	25,000	1.0	8	93	Gristede's Supermarket
Spring Valley, NY (6)	-	1950	2013	24,000	1.6	10	94	Spring Valley Foods
Eastchester, NY	-	1963	2012	23,000	2.1	3	91	CVS
Various (7)	-	Various	2013	20,000	5.0	6	100	Friendly's Restaurants
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100	RiteAid
Somers, NY	-	1987	1992	19,000	4.9	12	100	Putnam County Savings Bank
Cos Cob, CT	1970	1947	2013	15,000	0.9	9	81	Jos A Bank
Queens, NY	-	1960	2006	11,000	1.0	5	100	Various
Monroe, CT	-	2005	2007	10,000	2.0	6	100	Starbucks
Greenwich, CT	-	1961	2013	10,000	0.8	5	100	Cosi

Office Properties and Bank Branches
Greenwich, CT	-	various	various	58,000	2.8	13	82	Prescott Investors
Bronxville and Yonkers, NY	-	1960	2008 & 2009	20,000	0.7	4	100	People's United Bank, JP Morgan Chase
Bernardsville, NJ	-	1970	2013	14,000	1.1	7	73	Laboratory Corp
Chester, NJ	-	1950	2013	9,000	2.0	1	100	Clockwork Childcare
				4,665,000		708

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
(3) A wholly owned subsidiary of the Company is the sole general partner of a partnership that owns this property (84% Ownership Interest)
(4) A wholly owned subsidiary of the Company has a 50% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.
(5) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (10.9% Ownership Interest)
(6) A wholly owned subsidiary of the Company has a 50% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.
(7) The Company owns six separate free standing properties, each occupied 100% by a Friendly's Restaurant, the properties are located in New York and Connecticut.

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

At October 31, 2013, the Company's non-core properties consisted of two industrial facilities with a total of 447,000 square feet of GLA.  The non-core properties collectively had 2 tenants and were 100% leased at October 31, 2013.  These two properties were sold by the Company in December of 2013.

The following table sets forth information concerning each non-core property at October 31, 2013.  The non-core properties are 100% owned by the Company.

Location	Year Renovated	Year Completed	Year Acquired	Rentable Square Feet	Acres	# of Tenants	Leased	Principal Tenant

Dallas, TX	1989	1970	1970	255,000	14.5	1	100%	Chrysler Group, LLC

St. Louis, MO	2000	1970	1970	192,000	16.0	1	100%	Chrysler Group, LLC

				447,000		2

Total Portfolio				5,112,000		710

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated core properties for leases in place as of October 31, 2013, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Leased Square Feet
2014 (1)	117	267,309	$6,010,104	9%
2015	87	387,490	8,876,334	13%
2016	74	307,127	7,155,113	10%
2017	74	409,053	9,216,566	13%
2018	66	477,759	9,497,419	14%
2019	49	374,272	4,563,369	6%
2020	34	219,292	3,835,697	5%
2021	33	200,808	4,459,000	6%
2022	37	298,008	5,346,625	8%
2023	28	195,760	5,317,667	8%
Thereafter	25	434,269	5,745,313	8%

Total	624	3,571,147	$70,023,207	100%

(1)	Represents lease expirations from November 1, 2013 to October 31, 2014 and month-to-month leases.

Item  3.                                        Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Item 4.                          Mine Safety Disclosures.

Not Applicable

PART II

Item 5.                          Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity
Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA," respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2013 and 2012 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2013		Fiscal Year Ended October 31, 2012
	Low	High	Low	High
First Quarter	$17.48	$18.72	$15.50	$19.06
Second Quarter	$18.29	$19.60	$17.76	$19.90
Third Quarter	$17.52	$20.13	$16.99	$19.39
Fourth Quarter	$16.27	$19.00	$17.79	$19.81

Class A Common shares:	Fiscal Year Ended October 31, 2013		Fiscal Year Ended October 31, 2012
	Low	High	Low	High
First Quarter	$18.12	$20.25	$15.61	$19.75
Second Quarter	$20.24	$22.27	$18.44	$20.15
Third Quarter	$19.75	$23.05	$17.45	$19.98
Fourth Quarter	$18.91	$21.46	$18.88	$20.78

(b) Approximate Number of Equity Security Holders

At December 31, 2013 (latest date practicable), there were 773 shareholders of record of the Company's Common Stock and 768 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2013 and 2012:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion
January 18, 2013	$.225	$.108	$.014	$.103	$.25	$.12	$.016	$.114
April 19, 2013	$.225	$.108	$.014	$.103	$.25	$.12	$.016	$.114
July 19, 2013	$.225	$.108	$.014	$.103	$.25	$.12	$.016	$.114
October 18, 2013	$.225	$.108	$.014	$.103	$.25	$.12	$.016	$.114
	$.90	$.432	$.056	$.412	$1.00	$.48	$.064	$.456

	Common Shares			Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Non-Taxable Portion
January 20, 2012	$.225	$.124	$.101	$.2475	$.137	$.1105
April 20, 2012	$.225	$.124	$.101	$.2475	$.137	$.1105
July 20, 2012	$.225	$.124	$.101	$.2475	$.137	$.1105
October 19, 2012	$.225	$.124	$.101	$.2475	$.137	$.1105
	$.90	$.496	$.404	$.99	$.548	$.442

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2013, the Company made distributions to stockholders aggregating $0.90 per Common share and $1.00 per Class A Common share. On December 12, 2013, the Company's Board of Directors approved the payment of a quarterly dividend payable January 17, 2014 to stockholders of record on January 3, 2014. The quarterly dividend rates were declared in the amounts of $0.2250 per Common share and $0.2525 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2013, 1,185,700 shares of Common Stock and 226,916 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

In a prior year, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock in the aggregate.  In addition the Board of Directors amended the Program to allow the Company to repurchase shares of the Company's Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  During the fiscal year ended October 31, 2013, the Company repurchased 1,000 shares of Common Stock under the plan.  The Company did not purchase any shares under the plan in the fiscal year ended October 31, 2012.  As of October 31, 2013, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the program. The Company had not yet repurchased any Preferred Stock under the Program.  On December 12, 2013, the Board of Directors approved a new share repurchase program to repurchase up to 2,000,000 shares, in the aggregate, of the Company's Common Stock, Class A Common Stock, Series D Cumulative Preferred Stock and Series F Cumulative Preferred Stock. The new authorization supersedes and replaces the prior Program.

The following table sets forth the shares repurchased by the Company during the three-month period ended October 31, 2013:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
August 1, 2013 – August 31, 2013	-	-	-	770,822
September 1, 2013 – September 30, 2013	-	-	-	770,822
October 1, 2013 – October 31, 2013	-	-	-	770,822

Item 6.                                        Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2013	2012	2011	2010	2009
Balance Sheet Data:
Total Assets	$650,026	$724,243	$576,264	$557,053	$504,539

Revolving Credit Lines	$9,250	$11,600	$41,850	$11,600	$-

Mortgage Notes Payable and Other Loans	$166,246	$143,236	$118,135	$118,202	$116,417

Redeemable Preferred Stock	$-	$21,510	$96,203	$96,203	$96,203

Operating Data:
Total Revenues	$94,245	$89,730	$89,459	$83,596	$80,940

Total Expenses and payments to noncontrolling interests	$69,881	$63,702	$60,526	$57,970	$55,337

Income from Continuing Operations before Discontinued Operations	$29,105	$27,282	$30,483	$26,022	$26,109

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$.31	$.42	$.63	$.52	$.54
Common Stock	$.28	$.38	$.57	$.47	$.49

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$.30	$.41	$.61	$.51	$.53
Common Stock	$.27	$.36	$.55	$.46	$.48

Cash Dividends Paid on:
Class A Common Stock	$1.00	$.99	$.98	$.97	$.96
Common Stock	$.90	$.90	$.89	$.88	$.87

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$50,592	$52,504	$46,548	$45,156	$42,611

Investing Activities	$(49,631)	$(10,778)	$(42,351)	$(51,179)	$(3,095)

Financing Activities	$(76,468)	$31,837	$(15,343)	$11,358	$(30,840)

Funds from Operations (Note 1)	$29,506	$30,627	$34,453	$30,053	$30,108

Note: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance.  However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled  measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.

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

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office and industrial properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2013, the Company owned or had equity interests in 66 properties containing a total of 5.1 million square feet of GLA of which approximately 92% was leased.  Included in the 66 properties are equity interests in five unconsolidated joint ventures at October 31, 2013.  These joint ventures were approximately 96% leased.  The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 20 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and in fiscal 2014, expects that it may continue to experience a higher level of vacancies, relative to the Company's historical norm, at some of its shopping centers and a lengthening in the time required for re-leasing of vacant space, as the current economic climate continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather any difficulties it might encounter.  The Company currently has 411,000 square feet of vacant space in its core property portfolio.  Of this vacant space, 176,000 square feet, or 43% of the Company's vacant space in its core property portfolio, is located in two properties that have been more difficult to lease or are in various stages of redevelopment.  One of the properties is an 189,000 sf property with 66,000 sf vacant and we are in the process of obtaining a zoning change on the property to allow for a higher and better use that we feel will increase the value of the property.  We expect to have the new zoning approved in fiscal 2014.  The second property is a 200,000 sf shopping center with 110,000 sf vacant.  Of this vacant space, 84,000 sf is basement space.  The Company is in the process of converting this space to a self-storage use and expects the lease-up of the self-storage to take between 24-48 months from completion of the conversion.

The Company has a strong capital structure and does not have any secured debt maturing until August 2015.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2012 and 2013, the Company's financial data, excluding the one-time lease termination income in fiscal 2011, shows increases in total revenues and expenses from period to period.

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

▪	Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
▪	Selectively dispose of underperforming properties and re-deploy the proceeds into properties located in the northeast region
▪	Increase property values by aggressively marketing available GLA and renewing existing leases
▪	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
▪	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
▪	Control property operating and administrative costs

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at October 31, 2013.

Liquidity and Capital Resources
In October 2012, the Company completed two equity offerings and raised approximately $173 million in capital.  Through October 31, 2013, the Company has used the proceeds in connection with the following:

·	$16.3 million to repay outstanding variable rate and fixed rate mortgage debt that matured
·	$40.6 million in connection with the repurchase of a portion of the Company's Series C Senior Cumulative Preferred Stock
·	$63 million for the redemption of all of its outstanding Series E Senior Cumulative Preferred Stock
·	$58.4 million to purchase income producing commercial real estate.

See Notes 3, 7, 8, 10 and 11 included in the Company's financial statements included in Item 8 for more information.

At October 31, 2013, the Company had unrestricted cash and cash equivalents of $2.9 million compared to $78.1 million at October 31, 2012.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 27% and a very strong fixed charge coverage ratio of over 2.2 to 1, which we believe will allow the Company to obtain additional secured mortgage borrowings if necessary.  The Company does not have any fixed rate debt coming due until fiscal 2015 and has 44 properties in its consolidated core portfolio that are not encumbered by secured mortgage debt. At October 31, 2013, the Company had loan availability of $70.75 million on its unsecured revolving line of credit.

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

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2014 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2013, 2012 and 2011, net cash flow provided by operations amounted to $51.0 million, $52.5 million and $46.5 million, respectively.  Cash dividends paid on common and preferred shares increased to $46.6 million in fiscal 2013 compared to $42.6 million in fiscal 2012 and $41.3 million in fiscal 2011.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $51.0 million in fiscal 2013, compared to $52.5 million in fiscal 2012, and $46.5 million in fiscal 2011.  The changes in operating cash flows were primarily the result of:

Decrease from fiscal 2012 to fiscal 2013:
Predominantly caused by a decrease in accounts receivable collected and an increase in restricted cash related to new escrow accounts related to mortgages assumed with new property acquisitions in fiscal 2013 offset by the addition of the net operating results of the Company's acquired properties in fiscal 2012 and fiscal 2013.

Increase from fiscal 2011 to fiscal 2012:
The addition of the net operating results of the Company's acquired properties in fiscal 2011 and fiscal 2012 and the collection of tenant receivables related to common area maintenance and real estate tax reimbursements by tenants.

Investing Activities

Net cash flows used in investing activities was $49.6 million in fiscal 2013, $10.8 million in fiscal 2012 and $42.4 million in fiscal 2011. The change in investing cash flows was primarily the result of:

Increase in cash used from fiscal 2012 to fiscal 2013:
The Company acquiring 11 properties in fiscal 2013 requiring $58.4 million in equity versus acquiring two properties in fiscal 2012 that required only $5.4 million in equity.  In addition, the Company has deposits of $3.3 million in fiscal 2013 to purchase additional commercial real estate.  The Company also is in the process of re-tenanting two shopping centers. As a result, the Company has expended $10.1 million on improvements to its properties in fiscal 2013 versus only $6.5 million in fiscal 2012.  This increase in cash used by investing activities was partially offset by proceeds in the amount of $4.5 million from the sale of one of the Company's properties and by the proceeds from the sale of marketable securities at a gain in fiscal 2013.

Decrease in cash used from fiscal 2011 to fiscal 2012:
The Company acquiring only two properties requiring $5.4 million in equity in fiscal 2012 versus acquisitions requiring $33.7 million in equity (including the purchase of noncontrolling interests) in fiscal 2011.

The Company regularly makes capital investments in its properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $76.5 million in fiscal 2013 as compared with net cash provided by financing activities in the amount of $31.8 million in fiscal 2012 and net cash used by financing activities of $15.3 million in fiscal 2011.  The change in net cash provided (used) by financing activities was primarily attributable to:

Cash generated:

Fiscal 2013: (Total $39.9 million)
·	Proceeds from revolving credit line borrowings of $38.4 million
·	Return of escrow deposit of $1.3 million

Fiscal 2012: (Total $259.1 million)
·	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $58.0 million
·	Proceeds from mortgaging a previously unencumbered property in amount of $28.0 million
·	Proceeds from the sale of 2.5 million shares of Class A Common stock in a follow-on public offering
·	Proceeds from the sale of 5.175 million shares of a new series of redeemable Preferred Stock (Series F) in a public offering

Fiscal 2011: (Total $32.5 million)
·	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $30.3 million.

Cash used:

Fiscal 2013: (Total $116.3 million)
·	Dividends to shareholders in the amount of $46.6 million.
·	Repayment of mortgage notes payable in the amount of $6.6 million.
·	Repayment of revolving credit line borrowings in the amount of $40.7 million.
·	Repurchase of shares of the Company's Series C Senior Cumulative Preferred Stock in the amount of $22.4 million.

Fiscal 2012:  (Total $227.2 million)
·	Dividends to shareholders in the amount of $42.6 million.
·	Repayment of mortgage notes payable in the amount of $15.0 million.
·	Repayment of revolving credit line borrowings in the amount of $88.3 million.
·	Repurchase of shares of the Company's Series C and redemption of all of the Series E Senior Cumulative Preferred Stock in the combined amount of $81 million.

Fiscal 2011:  (Total $47.9 million)
·	Dividends to shareholders in the amount of $41.3 million.
·	Repayment of mortgage notes payable in the amount of $6.6 million.

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

Financings and Debt

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2013.

During fiscal 2013, the Company borrowed a total of $9.25 million on its Facility to fund a portion of its equity for property acquisitions and capital improvements to its properties.   In a prior year, the Company had borrowed $11.6 million on its Facility to loan to one of its unconsolidated joint ventures. In fiscal 2013 the loan was repaid and the Company in-turn repaid the $11.6 million borrowed under the Facility.

During fiscal 2013, the Company, through a wholly-owned subsidiary assumed an existing first mortgage loan encumbering two properties recently acquired in Greenwich, CT ("the Greenwich Properties") at its estimated fair value of $8.3 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.0% per annum.  The mortgage matures in August 2016.

During fiscal 2013, the Company, through a wholly-owned subsidiary, assumed a first mortgage loan encumbering a property located in New Providence, NJ ("the New Providence Property") at its estimated fair value of $21.3 million.  The mortgage loan requires monthly payments of principal and interest at the fixed rate of 4.0% per annum. The mortgage matures in January 2022.

In June of fiscal 2013, the Company repaid, at maturity its first mortgage payable secured by its Veteran's Plaza property in the amount of $3.2 million.

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

In December 2011 (fiscal 2012), the Company, through a wholly owned subsidiary, assumed a first mortgage payable secured by its  Eastchester Plaza property with an estimated fair value of approximately of $3.6 million.  The mortgage matured in April 2012 and was repaid.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans in the amount of $166.2 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.3% at October 31, 2013. The mortgage loans are secured by 14 properties with a net book value of $260 million and have fixed rates of interest ranging from 2.8% to 11.3%.  The Company made principal payments of $6.6 million (including the repayment of $3.2 million in mortgages that matured) in fiscal 2013 compared to $15.0 million (including the repayment of $11.8 million in mortgages that matured) in fiscal 2012 and $6.6 million (including the repayment of $4.0 million in mortgages that matured) in fiscal 2011.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

Contractual Obligations

The Company's contractual payment obligations as of October 31, 2013 were as follows (amounts in thousands):

Payments Due by Period

	Total	2014	2015	2016	2017	2018	Thereafter
Mortgage notes payable	$166,246	$3,815	$8,469	$11,261	$53,326	$2,713	$86,662
Interest on mortgage notes payable	46,177	8,830	8,598	8,253	5,871	4,933	9,692
Revolving Credit Lines	9,250	-	-	-	9,250	-	-
Tenant obligations*	7,534	7,473	61	-	-	-	-
Total Contractual Obligations	$229,207	$20,118	$17,128	$19,514	$68,447	$7,646	$96,354

*Committed tenant-related obligations based on executed leases as of October 31, 2013.

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

Off-Balance Sheet Arrangements

The Company has five off-balance sheet investments in real estate property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity interest in the Midway Shopping Center L.P., a 50% equity interest in the Chestnut Ridge Shopping Center ("Chestnut") and Plaza 59 Shopping Centers ("Plaza 59") and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 10, "Investments in and Advances to Unconsolidated Joint Ventures" in the Company's financial statements in Item 8.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2013, the Company paid approximately $9.5 million for property improvements, tenant improvement and leasing commission costs.  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $7.5 million for anticipated capital and tenant improvements and leasing costs in fiscal 2014. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

Properties under contract to purchase
In October 2013, the Company entered into a contract to purchase, for $9 million a retail property located in the Company's core marketplace. In conjunction with entering into the contract, the Company made a $450,000 deposit on the purchase. The Company completed the purchase of this property in January 2014.

In the fourth quarter of fiscal 2013, the Company entered into an agreement to purchase a 50% undivided interest in two retail properties located in the Company's core marketplace. In conjunction with entering into the contract, the Company made a $1.0 million deposit on the purchase.  Subsequent to entering into the agreement, the Company and the prospective owner of the other 50% undivided interest in the property collectively entered into a commitment with a lender to place a first mortgage payable on the property in the amount of $14 million.  The closing of the mortgage is expected to occur simultaneously with the closing of the property sometime in fiscal 2014.  In addition, in September 2013, the Company made an unsecured loan to the other prospective owner in the amount of $1.2 million.  The entire unsecured loan along with interest at LIBOR plus 2.00% is due in March 2014.

In August 2013, the Company entered into a contract to purchase, for $18.4 million, a retail shopping center in the Company's core marketplace.  The acquisition requires the assumption of an existing mortgage in the amount of $7.8 million.  The mortgage matures in September 2022.  In conjunction with entering into the contract, the Company placed a deposit of $917,500 with the seller.  The Company completed the purchase of this property in December 2013.

In July 2013, the Company entered into a contract to purchase, for $11.0 million, a retail shopping center in the Company's core marketplace. The acquisition is subject to the assumption of an existing first mortgage loan in the amount of $7.7 million.  The mortgage matures in August 2016.  In conjunction with entering into the contract, the Company placed a deposit of $400,000 with the seller. The Company completed the purchase of this property in December of 2013.

The Company plans on funding its equity needed to close the above transactions with available cash, borrowings on its Facility, or proceeds from the sale of its two non-core properties that were sold in December 2013.

Completed acquisitions
In May 2013, the Company, through a wholly owned subsidiary, purchased two retail properties located in Greenwich, CT for $18.0 million.  In conjunction with the purchase, the Company assumed an existing first mortgage loan encumbering the properties at its estimated fair value of $8.3 million.  The mortgage matures in August 2016.

In May 2013, the Company, through a wholly owned subsidiary, purchased a retail shopping center located in New Providence, New Jersey for $34.9 million.  In connection with the purchase, the Company assumed a first mortgage loan encumbering the property at its estimated fair value of $21.3 million.  The mortgage matures in January 2022.

In January and March 2013, the Company purchased six free standing net leased properties located in the Company's core marketplace with a combined GLA of 20,200 square feet.  The gross purchase price of the six properties was $7.8 million.

In December 2012, subsidiaries of the Company purchased two suburban office buildings located in the Company's core marketplace with a combined GLA of 23,500 square feet.  The gross purchase price of the two properties was $6.5 million.

In December 2012, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in the Chestnut Ridge Shopping Center located in Montvale, New Jersey and the Plaza 59 Shopping Center located in Spring Valley, New York for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment.

In March 2012, the Company acquired an approximate 2% interest in Orangeburg, a newly formed limited liability company in which the Company is the sole managing member.  Orangeburg acquired, by contribution, a 74,000 square foot shopping center in Orangeburg, New York, at its estimated fair value of $16.0 million and the assumption of an existing first mortgage loan on the property at its estimated fair value of $7.4 million bearing interest at a fixed rate of 2.04% (6.19% contractual rate).  The Company's net investment in Orangeburg amounted to $186,000.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.  Since the purchase of this investment the Company has made additional investments in the amount of $881,000 in Orangeburg, and as a result, as of October 31, 2013 its ownership percentage has increased from 2% to 10.9%.

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

In October 2011, the Company, through a wholly owned subsidiary, completed the purchase of the Fairfield Centre Shopping Center in Fairfield, Connecticut for a purchase price of $17.0 million.

In April 2011, the Company, through a wholly owned subsidiary, completed the purchase of the Fairfield Plaza Shopping Center, in New Milford, Connecticut for a purchase price of $10.8 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $5.0 million.

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

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of years.  At October 31, 2013, the Company's current non-core properties consisted of two distribution service facilities (both of which are located outside of the northeast region of the United States) with a net book value of approximately $530,000.

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

In August 2013, the Company entered into a contract to sell both distribution service facilities.  The sale of the properties, in the amount of $14.75 million, closed on December 11, 2013. The Company plans on reinvesting the proceeds from the sale in commercial real estate located in its core marketplace.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2013 (amounts in thousands):

	Year Ended October 31,
	2013	2012	2011
Net Income Applicable to Common and Class A Common Stockholders	$10,613	$12,966	$18,549

Real property depreciation	14,147	13,277	12,258
Amortization of tenant improvements and allowances	2,957	2,875	2,440
Amortization of deferred leasing costs	593	426	471
Depreciation and amortization on discontinued operations	47	84	80
Depreciation and amortization on unconsolidated joint ventures	974	911	655
Loss on sale of asset	175	88	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$29,506	$30,627	$34,453

Net Cash Provided by (Used in):
Operating Activities	$50,952	$52,504	$46,548
Investing Activities	$(49,631)	$(10,778)	$(42,351)
Financing Activities	$(76,468)	$31,837	$(15,343)

FFO amounted to $29.51 million in fiscal 2013 compared to $30.63 million in fiscal 2012 and $34.45 million in fiscal 2011.

The net decrease in FFO in fiscal 2013, when compared with fiscal 2012 is predominantly attributable, among other things, to a) the Company incurring $4.2 million in one-time preferred stock redemption charges in fiscal 2013 versus only $2.0 million in fiscal 2012; b) an increase of $1.1 million in preferred stock dividends mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock series; and c) a $666,000 increase in general and administration expense primarily the result of increased compensation and benefits related to additional staffing, and an increase in restricted stock amortization as a result of new tranches of shares being valued at a considerably higher stock price than fully amortized tranches, and an increase in legal fees relating to its redemption of its Series C Cumulative Preferred Stock in May of 2013; offset by: d) an increase from the net operating income (including investments accounted for by the equity method of accounting) relating to property acquisitions in the second half of fiscal 2012 and fiscal 2013; e) an increase in interest, dividends and other investment income as a result of the Company investing, at the beginning of fiscal 2013, approximately $27 million of proceeds from its completed stock offerings in October 2012 in fixed income marketable securities; and f) the Company recording a gain on sale of marketable securities in the amount of $1.5 million that was realized when the Company sold the above mentioned marketable securities in fiscal 2013.

The net decrease in FFO in fiscal 2012, when compared with fiscal 2011 is predominantly attributable, among other things, to: a) the Company recording a one-time $2.99 million lease termination income relating to one tenant in the Company's Meriden, CT shopping center in fiscal 2011; b) the Company incurring preferred stock redemption charges in fiscal 2012 of $2.0 million; offset by c) an increase from the net operating income relating to property acquisitions in fiscal 2011 and 2012 and d) an increase in net operating income provided by normal base rent increases for leases in the Company's portfolio.

Results of Operations

Fiscal 2013 vs. Fiscal 2012

The following information summarizes the Company's results of operations for the years ended October 31, 2013 and 2012 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2013	2012	Increase (Decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$69,094	$66,878	$2,216	3.3%	$2,623		$(407)
Recoveries from tenants	22,594	20,603	1,991	9.7%	595		1,396
Mortgage interest and other	2,343	2,160	183	8.5%	(134)		317

Operating Expenses
Property operating	17,471	14,200	3,271	23.0%	488		2,783
Property taxes	15,524	15,114	410	2.7%	513		(103)
Depreciation and amortization	17,769	16,637	1,132	6.8%	801		331
General and administrative	8,211	7,545	666	8.8%	n/	a	n/	a

Non-Operating Income/Expense
Interest expense	9,094	9,148	(54)	(0.6)%	620		(674)
Interest, dividends, and other investment income	1,345	892	453	50.8%	n/	a	n/	a

Revenues:
Base rents increased by 3.3% to $69.1 million in fiscal 2013 as compared with $66.9 million in the comparable period of 2012.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2012 and fiscal 2013, the Company purchased eleven properties totaling approximately 177,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during fiscal 2013.  In addition, the Company purchased a 50% equity interest in two other properties that it accounts for under the equity method of accounting.  These two properties are not included in any of the variance analysis presented above.

Properties Held in Both Periods:

The net decrease in base rents for properties held during fiscal 2013 when compared to the same period in fiscal 2012 was a result of an increase in bad debt expense of $293,000 and a decrease in straight-line rent in the amount of $593,000, both of which is included in base rent in the consolidated statement of income; actual base rents billed to tenants for properties held in the fiscal year ended 2013 when compared with the corresponding prior period increased by $430,000 as result of normal rent increases in the portfolio and the base rent additions caused by new leasing in excess of tenant vacancies.

In fiscal 2013, the Company leased or renewed approximately 1.23 million square feet (or approximately 26.7% of total consolidated property leasable area) at a combined average per square foot increase of 0.79%.  At October 31, 2013, the Company's core properties were approximately 90.1% leased, an increase of 0.97% from the end of fiscal 2012.

For the fiscal year ended October 31, 2013, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) increased by a net $1.4 million. This net increase was a result of higher operating expenses at its properties held in both periods due predominantly to an increase in expenses relating to parking lots, building roofs and building repairs.

Interest, dividends and other investment income increased in the fiscal year ended October 31, 2013 when compared to the corresponding period in the prior year by $453,000, predominantly as a result of the Company investing approximately $27 million of the proceeds from its two equity offerings completed in October 2012 in income producing securities for the first six months of fiscal 2013.

Expenses:
Property operating expenses for properties held in both fiscal year 2013 and 2012 increased by $2.78 million as a result of an increase in expenses relating to the parking lots, building roofs and building repairs.

Real estate taxes for properties held in both periods were relatively unchanged.

Interest expense for properties held in the fiscal year ended October 31, 2013 when compared to the corresponding prior period decreased by $674,000 as a result of the Company having $22 million outstanding on its unsecured line of credit in last year's second and third quarter and no borrowings in this year's first and second quarter and only $4 million outstanding through three quarters and $9.25 million outstanding at October 31, 2013; coupled with the Company repaying one mortgage in fiscal 2013 when that mortgage matured.

Depreciation and amortization expense from properties held in the fiscal year ended October 31, 2013 when compared to the corresponding prior period increased by $331,000 as a result of some tenant improvement write-offs for tenants that vacated their spaces before lease expiration.

General and administrative expenses increased by $666,000 in fiscal 2013 when compared to fiscal 2012 primarily due to an increase in compensation costs related to an increase in staffing and restricted stock amortization relating to new tranches of stock grants being valued at higher stock prices than fully amortized tranches of stock grants and an increase in legal costs related to the Company redeeming its Series C Cumulative Preferred Stock in May of fiscal 2013.

Fiscal 2012 vs. Fiscal 2011

The following information summarizes the Company's results of operations for the years ended October 31, 2012 and 2011 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2012	2011	Increase (Decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$66,878	$62,703	$4,175	6.7%	$3,146		$1,029
Recoveries from tenants	20,603	21,552	(949)	(4.4)%	778		(1,727)
Mortgage interest and other	2,160	2,008	152	7.6%	3		149

Operating Expenses
Property operating	14,200	14,750	(550)	(3.7)%	592		(1,142)
Property taxes	15,114	14,522	592	4.1%	627		(35)
Depreciation and amortization	16,637	15,212	1,425	9.4%	861		564
General and administrative	7,545	7,521	24	0.3%	n/	a	n/	a

Non-Operating Income/Expense
Interest expense	9,148	7,865	1,283	16.3%	291		992
Interest, dividends, and other investment income	892	851	41	4.8%	n/	a	n/	a

Revenues:
Base rents increased by 6.7% to $66.9 million in fiscal 2012 as compared with $62.7 million in the comparable period of 2011.  The increase in base rents and the changes in other income statement line items were attributable to:

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

Expenses:
Property operating expenses for properties held in both periods decreased by $1,142,000 in fiscal 2012 when compared with the same period of fiscal 2011 caused by a reduction of snow removal costs of $1,527,000.   This decrease was offset by an increase in parking lot, building roof and building repair costs.

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

Depreciation and amortization expense from properties held in both periods increased by $564,000.  The increase was predominantly the result of tenant improvements completed in fiscal 2012 and an increase in tenant improvement costs written off for tenants that vacated the portfolio in fiscal 2012.

General and administrative expenses were relatively unchanged.

Assets Held for Sale and Discontinued Operations:

In August 2013, the Company entered into a contract to sell its two industrial facilities.  In accordance with U.S. GAAP the operating results of the two properties will be shown as discontinued operations on the consolidated statements of income for the year ended October 31, 2013, 2012 and 2011.  The net book value of the two properties is not significant and as such, will not be shown as assets held for sale on the October 31, 2013 and 2012 consolidated balance sheets.

The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	October 31,
	2013	2012	2011

Revenues	$1,356	$1,565	$1,546
Property operating expense	-	(3)	-
Depreciation and amortization	(48)	(84)	(80)
Income from discontinued operations	$1,308	$1,478	$1,466

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

The following table sets forth the Company's long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2013 (amounts in thousands, except weighted average interest rate):

For the years ended October 31,
	2014		2015	2016	2017	2018		Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$3,815		$8,469	$11,261	$53,326	$2,713		$86,662	$166,246	$154,698

Weighted average interest rate for debt maturing	n/	a	5.0%	4.0%	5.17%	n/	a	5.52%

At October 31, 2013, the Company had $9.25 million in outstanding variable rate debt.

The Company believes that its weighted average fixed interest rate of 5.3% on its debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.
The Company may enter into certain types of derivative financial instruments to reduce exposure to interest rate risk. The Company uses interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis.  As of October 31, 2013, the Company has three open derivative financial instruments.  These interest rate swaps expire in October of 2019 and are cross collateralized with three mortgages on properties in Rye, NY.

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

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2013 and 2012.

Item 9A.                     Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2013, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (1992).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2013.  The Company's independent registered public accounting firm, PKF O'Connor Davies, a division of O'Connor Davies, LLP, has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited Urstadt Biddle Properties Inc.'s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO 1992 criteria"). Urstadt Biddle Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013 based on the COSO 1992 criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2013 and our report dated January 10, 2014 expressed an unqualified opinion thereon.

New York, New York January 10, 2014	/s/ PKF O'Connor Davies a division of O'Connor Davies, LLP

Item 9B.                          Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 26, 2014 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS", "CORPORATE GOVERNANCE AND BOARD MATTERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and other information included in the Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	85	Chairman (since 1986) and Chief Executive Officer (September 1989 to June 2013); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	52
Chief Executive Officer (since July 2013); President and Chief Operating Officer (December 1996 to June 2013); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (1995 to 1996); Vice President – Retail (1993 to 1995); Mr. Biddle has been a director since 1997.

Thomas D. Myers	62
Executive Vice President (since March 2009), Secretary (since 2000) and Chief Legal Officer (since August 2008); Senior Vice President (2003-2009); Co-Counsel (2007-2008); Vice President (1995-2003); Associate Counsel (1995-2007).

John T. Hayes	47	Senior Vice President, Treasurer and Chief Financial Officer (since July 2008); Vice President and Controller (March 2007 to June 2008).

Stephan A. Rapaglia	43
Chief Operating Officer  (since January 1, 2014); Senior Vice President (since December 2012); Assistant Secretary (since December 2009), Real Estate Counsel (since August 2008);  Vice President and Real Estate Counsel (from August 2008 to December 2009).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11.   Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 26, 2014 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "COMPENSATION DISCUSSION AND ANALYSIS" and "COMPENSATION COMMITTEE REPORT", and as part of the executive compensation and Director related compensation tables and other information included in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 26, 2014 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 26, 2014 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.                          Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 26, 2014 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption "FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of such Proxy Statement and is incorporated herein by reference.

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

Exhibit
(3)	Articles of Incorporation and Bylaws

3.1
(a) Amended Articles of Incorporation of the Company dated December 30, 1996 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(b) Articles Supplementary of the Company dated March 12, 1997, classifying the Company's Series A Participating Preferred Shares (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(c) Articles of Amendment with Name Change dated March 11, 1998 to the Company's Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company dated June 16, 1998, classifying the Company's Class A Common Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(e) Articles Supplementary of the Company dated April 7, 2005, classifying the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(f) Certificate of Correction dated April 29, 2005 to the Articles Supplementary of the Company dated April 7, 2005 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company dated April 29, 2005, classifying 850,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company dated June 3, 2005, classifying 450,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(i) Articles Supplementary of the Company dated October 22, 2012, classifying the Company's Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(j) Articles of Amendment dated March 21, 2013 to the Company's Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 12, 2012 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 18, 2012 (SEC File No. 001-12803)).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(i) hereto.

	4.2	Series D Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

	4.3	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(i) and 10.7 hereto.

	4.4	Series F Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

(10)	Material Contracts.

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

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.9
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.10
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.11
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)). [1]

10.12
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). ¹

10.13
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

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

(21)		List of Company's subsidiaries

(23)		Consent of PKF O'Connor Davies, a division of O'Connor Davies, LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Willing L. Biddle.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Willing L. Biddle and John T. Hayes.

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.

	URSTADT BIDDLE PROPERTIES INC.
Item 15.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2013 and 2012	40

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2013	41

	Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2013	42

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2013	43

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2013	44

	Notes to Consolidated Financial Statements	45

	Report of Independent Registered Public Accounting Firm	62

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2013	63

IV	Mortgage Loans on Real Estate - October 31, 2013	65

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,
ASSETS	2013	2012

Real Estate Investments:
Core properties – at cost	$731,564	$659,780
Non-core properties – at cost	595	595
	732,159	660,375
Less: Accumulated depreciation	(155,272)	(140,511)
	576,887	519,864
Investments in and advances to unconsolidated joint ventures	31,432	26,708
Mortgage note receivable	-	898
	608,319	547,470

Cash and cash equivalents	2,945	78,092
Restricted cash	1,397	63,979
Marketable securities	96	994
Tenant receivables	21,077	21,549
Prepaid expenses and other assets	10,802	6,958
Deferred charges, net of accumulated amortization	5,390	5,201
Total Assets	$650,026	$724,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$9,250	$11,600
Mortgage notes payable and other loans	166,246	143,236
Preferred stock called for redemption	-	58,508
Accounts payable and accrued expenses	1,450	1,632
Deferred compensation – officers	176	194
Other liabilities	15,147	13,134
Total Liabilities	192,269	228,304

Redeemable Noncontrolling Interests	11,843	11,421

8.50% Series C Senior Cumulative Preferred Stock; (liquidation preference of $100 per share); issued and outstanding - and 224,027 shares	-	21,510

Commitments and Contingencies

Stockholders' Equity:
7.50% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
Excess Stock, par value $.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $.01 per share; 30,000,000 shares authorized; 9,035,212 and 8,854,465 shares issued and outstanding	90	89
Class A Common Stock, par value $.01 per share; 100,000,000 shares authorized; 23,530,704 and 23,460,880 shares issued and outstanding	235	235
Additional paid in capital	367,070	362,777
Cumulative distributions in excess of net income	(112,168)	(90,701)
Accumulated other comprehensive income (loss)	62	(17)
Total Stockholders' Equity	445,914	463,008
Total Liabilities and Stockholders' Equity	$650,026	$724,243

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2013	2012	2011
Revenues
Base rents	$69,094	$66,878	$62,703
Recoveries from tenants	22,594	20,603	21,552
Lease termination income	214	89	3,196
Other income	2,343	2,160	2,008
Total Revenues	94,245	89,730	89,459

Expenses
Property operating	17,471	14,200	14,750
Property taxes	15,524	15,114	14,522
Depreciation and amortization	17,769	16,637	15,212
General and administrative	8,211	7,545	7,521
Acquisition costs	857	296	89
Directors' fees and expenses	337	262	261
Total Operating Expenses	60,169	54,054	52,355

Operating Income	34,076	35,676	37,104

Non-Operating Income (Expense):
Interest expense	(9,094)	(9,148)	(7,865)
Gain on sale of marketable securities	1,460	-	-
Equity in net income (loss) from unconsolidated joint ventures	1,318	(138)	393
Interest, dividends and other investment income	1,345	892	851
Income From Continuing Operations Before Discontinued Operations	29,105	27,282	30,483
Discontinued Operations:
Income from discontinued operations	1,308	1,478	1,466
Net Income	30,413	28,760	31,949
Noncontrolling interests:
Net income attributable to noncontrolling interests	(618)	(500)	(306)
Net income attributable to Urstadt Biddle Properties Inc.	29,795	28,260	31,643
Preferred stock dividends	(14,949)	(13,267)	(13,094)
Redemption of preferred stock	(4,233)	(2,027)	-
Net Income Applicable to Common and Class A Common Stockholders	$10,613	$12,966	$18,549

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	0.28	0.38	0.57
Income from discontinued operations	0.04	0.05	0.05
Net Income Applicable to Common Stockholders	$0.32	$0.43	$0.62
Per Class A Common Share:
Income from continuing operations	0.31	0.42	0.63
Income from discontinued operations	0.04	0.05	0.05
Net Income Applicable to Class A Common Stockholders	$0.35	$0.47	$0.68
Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	0.27	0.36	0.55
Income from discontinued operations	0.04	0.05	0.05
Net Income Applicable to Common Stockholders	$0.31	$0.41	$0.60
Per Class A Common Share:
Income from continuing operations	0.30	0.41	0.61
Income from discontinued operations	0.04	0.05	0.05
Net Income Applicable to Class A Common Stockholders	$0.34	$0.46	$0.66

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2013	2012	2011

Net Income	$30,413	$28,760	$31,949

Other comprehensive income:
Change in unrealized gain in marketable equity securities	1,403	64	-
Change in unrealized loss on interest rate swaps	136	73	75
Unrealized (gains) in marketable securities reclassified into income	(1,460)	-	-

Total comprehensive income	30,492	28,897	32,024
Comprehensive income attributable to noncontrolling interests	(618)	(500)	(306)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	29,874	28,397	31,718
Preferred stock dividends	(14,949)	(13,267)	(13,094)
Redemption of preferred stock	(4,233)	(2,027)	-

Total comprehensive income applicable to Common and Class A Stockholders	$10,692	$13,103	$18,624

The accompanying notes to consolidated financial statements are an integral part of these statements.

   URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended October 31,
	2013	2012	2011

Cash Flows from Operating Activities:
Net income	$30,413	$28,760	$31,949
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	17,816	16,721	15,292
Straight-line rent adjustment	(291)	(832)	(634)
Provisions for tenant credit losses	958	665	1,009
Restricted stock compensation expense and other adjustments	4,069	3,812	3,881
Deferred compensation arrangement	(18)	6	(116)
Gain on sale of marketable securities	(1,460)	-	-
Equity in net loss/(income) of unconsolidated joint ventures	(1,318)	138	(393)
Lease termination income	-	-	(2,988)
Changes in operating assets and liabilities:
Tenant receivables	(193)	1,335	(2,588)
Accounts payable and accrued expenses	(7)	812	(428)
Other assets and other liabilities, net	1,535	1,068	1,568
Restricted Cash	(552)	19	(4)
Net Cash Flow Provided by Operating Activities	50,952	52,504	46,548

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(40,381)	(5,432)	(23,329)
Investments in and advances to unconsolidated joint ventures	(18,003)	(1,044)	(1,598)
Return of investments in and advances to unconsolidated joint ventures	13,170	-	-
Acquisitions of noncontrolling interests	-	-	(8,787)
Deposits on acquisition of real estate investments	(3,287)	(129)	(1,252)
Returns of deposits on real estate investments	400	843	-
Improvements to properties and deferred charges	(9,494)	(6,523)	(8,134)
Net proceeds from sale of properties	4,475	533	-
Distributions to noncontrolling interests	(618)	(500)	(306)
Distribution from unconsolidated joint ventures	789	412	165
Payments received on mortgage notes and other receivables	1,858	1,062	890
Proceeds on sale of securities available for sale	30,782	-	-
Purchases of securities available for sale	(29,322)	-	-
Net Cash Flow (Used in) Investing Activities	(49,631)	(10,778)	(42,351)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(31,655)	(29,331)	(28,173)
Dividends paid -- Preferred Stock	(14,949)	(13,267)	(13,094)
Principal repayments on mortgage notes payable	(6,623)	(15,049)	(6,589)
Proceeds from revolving credit line borrowings	38,350	58,000	30,250
Proceeds from loan financing	-	28,000	1,546
Sales of additional shares of Common and Class A Common Stock	244	47,799	717
Repayments on revolving credit line borrowings	(40,700)	(88,250)	-
Repurchase of shares of Common Stock	(18)	-	-
Net proceeds from issuance of Series F Preferred Stock	-	125,281	-
Return of escrow deposit	1,286	-	-
Redemption of preferred stock including restricted cash	(22,403)	(81,346)	-
Net Cash Flow Provided by (Used in) Financing Activities	(76,468)	31,837	(15,343)

Net Increase/(Decrease) In Cash and Cash Equivalents	(75,147)	73,563	(11,146)
Cash and Cash Equivalents at Beginning of Year	78,092	4,529	15,675

Cash and Cash Equivalents at End of Year	$2,945	$78,092	$4,529

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances – October 31, 2010	2,450,000	$61,250	-	$-	8,461,440	$84	20,819,698	$208	$310,695	$(64,557)	$(229)	$307,451
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	18,549	-	18,549
Change in unrealized loss on interest rate swap	-	-	-	-	-	-	-	-	-	-	75	75
Cash dividends paid :
Common stock ($0.89 per share)	-	-	-	-	-	-	-	-	-	(7,705)	-	(7,705)
Class A common stock ($0.98 per share)	-	-	-	-	-	-	-	-	-	(20,468)	-	(20,468)
Issuance of shares under dividend reinvestment plan	-	-	-	-	34,498	1	8,532	-	715	-	-	716
Shares issued under restricted stock plan	-	-	-	-	175,950	2	63,100	1	(3)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	3,881	-	-	3,881
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(281)	-	(281)
Balances – October 31, 2011	2,450,000	61,250		-	8,671,888	87	20,891,330	209	315,288	(74,462)	(154)	302,218
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	12,966	-	12,966
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	64	64
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	73	73
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	(7,966)	-	(7,966)
Class A common stock ($0.99 per share)	-	-	-	-	-	-	-	-	-	(21,365)	-	(21,365)
Sale of Class A Common Shares	-	-	-	-	-	-	2,500,000	25	47,504	-	-	47,529
Issuance of Series F Preferred Stock	-	-	5,175,000	129,375	-	-	-	-	(4,094)	-	-	125,281
Issuance of shares under dividend reinvestment plan	-	-	-	-	6,627	-	7,950	-	270	-	-	270
Shares issued under restricted stock plan	-	-	-	-	175,950	2	61,600	1	(3)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	3,812	-	-	3,812
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	126	-	126
Balances – October 31, 2012	2,450,000	61,250	5,175,000	129,375	8,854,465	89	23,460,880	235	362,777	(90,701)	(17)	463,008
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	10,613	-	10,613
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	(57)	(57)
Change in unrealized (loss) on interest rate swap	-	-		-	-	-	-	-	-	-	136	136
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	(8,128)	-	(8,128)
Class A common stock ($1.00 per share)	-	-	-	-	-	-	-	-	-	(23,527)	-	(23,527)
Issuance of shares under dividend reinvestment plan	-	-	-	-	5,797	-	6,724	-	244	-	-	244
Shares issued under restricted stock plan	-	-	-	-	175,950	1	64,100	-	(1)	-	-	-
Repurchase of common stock	-	-	-	-	(1,000)	-	-	-	(18)	-	-	(18)
Forfeiture of restricted stock	-	-	-	-	-	-	(1,000)	-	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	4,068	-	-	4,068
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(425)	-	(425)
Balances – October 31, 2013	2,450,000	$61,250	5,175,000	$129,375	9,035,212	$90	23,530,704	$235	$367,070	$(112,168)	$62	$445,914

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust ("REIT"), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2013, the Company owned or had equity interests in 66 properties containing a total of 5.1 million square feet of gross leasable area ("GLA").

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

The Company follows the provisions of ASC Topic 740, "Income Taxes," that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2013.  As of October 31, 2013, the fiscal tax years 2010 through and including 2013 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Real Estate Investments
All costs related to the improvement or replacement of real estate properties is capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

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

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of  $3,043,000 and $3,015,000 as of October 31, 2013 and 2012, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at October 31, 2013.

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2013 and 2012, approximately $13,719,000 and $13,507,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2013 and 2012, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,604,000 and $3,686,000, respectively. During the years ended  October 31, 2013, 2012 and 2011, the Company provided $958,000, $665,000 and $1,009,000, respectively, for uncollectible amounts, which is recorded in the accompanying consolidated statement of income as a reduction of base rental revenue.

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

Marketable Securities
Marketable securities consist of short-term investments and marketable equity securities. Short-term investments (consisting of investments with original maturities of greater than three months when purchased) and marketable equity securities are carried at fair value. The Company has classified marketable securities as available for sale. Unrealized gains and (losses) on available for sale securities are recorded as other comprehensive income (loss) in stockholders' equity.  In November 2012, the Company purchased approximately $27 million of REIT and preferred security investment funds with a portion of the proceeds from its completed stock sales in October 2012. In May 2013, the Company sold a portion of the Company's marketable security investments.  The shares sold represented the entire REIT and preferred security and investment funds and a portion of our REIT Preferred Stocks.  In conjunction with this sale the Company realized a gain on sale of marketable securities of approximately $1.5 milion, which will be reclassified out of accumulated other comprehensive income and recorded in the consolidated statement of income for year ended October 31, 2013. There were no purchases or sales of marketable securities during the fiscal year ended October 31, 2012 and 2011.

The Company analyzes unrealized losses, if any, to determine if the unrealized losses are temporary. If and when the Company deems unrealized losses to be other than temporary, unrealized losses will be realized and reclassified into earnings. The net unrealized gain at October 31, 2013 and 2012 is detailed below (in thousands):

Description:	Fair Market Value	Cost Basis	Net Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)
October 31, 2013
REIT Common and Preferred Stocks	$96	$115	$(19)	$-	$(19)

October 31, 2012
REIT Common and Preferred Stocks	$994	$956	$38	$38	$-

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

As of October 31, 2013, the Company believes it has no significant risk associated with non-performance of the financial institution that is the counterparty to its derivative contracts. At October 31, 2013, the Company had approximately $3.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.95 % per annum.  As of October 31, 2013, the Company had a deferred asset of  $81,000 (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.  There were no significant amounts recorded in the Company's financial statements for the above swaps in either fiscal 2012 or fiscal 2011.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At October 31, 2013, accumulated other comprehensive income (loss) consisted of net unrealized losses on marketable securities of approximately $19,000 and net unrealized gains on an interest rate swap agreement of approximately $81,000. At October 31, 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains on marketable securities of approximately $38,000 and net unrealized losses on an interest rate swap agreement of approximately $55,000. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):
	Year Ended October 31,
	2013	2012	2011
Numerator
Net income applicable to common stockholders – basic	$2,409	$3,166	$4,536
Effect of dilutive securities:
Stock awards	182	236	265
Net income applicable to common stockholders – diluted	$2,591	$3,402	$4,801
Denominator
Denominator for basic EPS-weighted average common shares	7,543	7,370	7,306
Effect of dilutive securities:
Restricted stock and other awards	840	834	655
Denominator for diluted EPS – weighted average common equivalent shares	8,383	8,204	7,961

Numerator
Net income applicable to Class A common stockholders – basic	$8,204	$9,800	$14,013
Effect of dilutive securities:
Stock awards	(182)	(236)	(265)
Net income applicable to Class A common stockholders – diluted	$8,022	$9,564	$13,748

Denominator
Denominator for basic EPS – weighted average Class A common shares	23,122	20,740	20,496
Effect of dilutive securities:
Restricted stock and other awards	235	224	208
Denominator for diluted EPS – weighted average Class A common
equivalent shares	23,357	20,964	20,704

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

Reclassification

Certain fiscal 2011 and 2012 amounts have been reclassified to conform to current period presentation.

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

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2013 and 2012 (in thousands):

	Core Properties	Non-Core Properties	Unconsolidated Joint Venture	2013 Totals	2012 Totals
Retail	$562,835	$-	$31,432	$594,267	$539,268
Office	13,521	-	-	13,521	7,649
Industrial	-	531	-	531	553
	$576,356	$531	$31,432	$608,319	$547,470

The Company's investments at October 31, 2013 consisted of equity interests in 66 properties, which are located in various regions throughout the United States. The Company's primary investment focus is neighborhood and community shopping centers located in the northeastern United States. These properties are considered core properties of the Company. The remaining properties are located outside of the northeastern United States and are considered non-core properties. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations. The following is a summary of the geographic locations of the Company's investments at October 31, 2013 and 2012 (in thousands):

	2013	2012
Northeast	$607,788	$546,019
Midwest	288	303
Southwest	243	1,148
	$608,319	$547,470

(3) CORE PROPERTIES

The components of the core properties consolidated in the financial statements are as follows (in thousands):

	2013	2012
Land	$134,466	$121,382
Buildings and improvements	597,098	538,398
	731,564	659,780
Accumulated depreciation	(155,208)	(140,469)
	$576,356	$519,311

Space at the Company's core properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases in the consolidated core properties totaling $414,296,000 become due as follows: 2014 - $68,029,000; 2015 - $61,914,000; 2016 - $55,132,000; 2017 - $48,497,000; 2018 - $37,239,000 and thereafter – $143,485,000.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1% of consolidated revenues in each of the three years ended October 31, 2013.

Owned Properties and Properties Under Contract to Purchase

In October 2013, the Company entered into a contract to purchase, for $9 million, a retail property located in the Company's core marketplace. In conjunction with entering into the contract, the Company made a $450,000 deposit on the purchase that is included in prepaid expenses and other assets on the consolidated balance sheet at October 31, 2013. The Company will fund the remaining equity needed to complete the purchase of this property with available cash or borrowings under its unsecured revolving credit facility ("Facility") (See Note 7). The Company completed the purchase of this property in January 2014.

In the fourth quarter of fiscal 2013, the Company entered into an agreement to purchase a 50% undivided interest in 2 retail properties located in the Company's core marketplace. In conjunction with entering into the contract, the Company made a $1.0 million deposit on the purchase that is included in prepaid expenses and other assets on the consolidated balance sheet at October 31, 2013. Subsequent to entering into the agreement, the Company and the prospective owner of the other 50% undivided interest in the property collectively entered into a commitment with a lender to place a first mortgage payable on the property in the amount of $14 million.  The closing of the mortgage is expected to occur simultaneously with the closing of the property sometime in fiscal 2014.  The mortgage will be for a term of 10 years and will require payments of principal and interest based on a fixed interest rate.  In conjunction with entering into the mortgage commitment, the Company placed a deposit with the lender in the amount of $280,000 that is included in prepaid expenses and other assets on the consolidated balance sheet at October 31, 2013. The Company will fund the equity needed to complete the purchase with available cash or borrowings under its Facility.  In addition, in September 2013, the Company made an unsecured loan to the other prospective owner in the amount of $1.2 million.  The entire unsecured loan along with interest at LIBOR plus 2.00% is due in March 2014.

In August 2013, the Company entered into a contract to purchase, for $18.4 million a retail shopping center in the Company's core marketplace.  The acquisition requires the assumption of an existing mortgage in the amount of $7.8 million that requires payments of principal and interest at a fixed rate of 4.20% per annum.  The mortgage matures in September 2022.  In conjunction with entering into the contract, the Company placed a deposit of $917,500 with the seller that is included in prepaid expenses and other assets on the consolidated balance sheet at October 31, 2013.  The Company will fund the equity needed to complete the purchase with borrowings under its Facility. The Company completed the purchase of this property in December 2013.

In July 2013, the Company entered into a contract to purchase, for $11 million, a retail shopping center in the Company's core marketplace. The acquisition is subject to the assumption of an existing first mortgage loan in the amount of $7.7 million that requires payments of principal and interest at a fixed rate of 6.375% per annum.  The mortgage matures in August 2016.  In conjunction with entering into the contract, the Company placed a deposit of $400,000 with the seller.  The Company will fund its equity to complete the purchase with borrowings under its Facility.  The Company has incurred acquisition costs totaling $158,000, which have been expensed in the year ended October 31, 2013 consolidated statement of income. The Company completed the purchase of this property in December 2013.

In May 2013, the Company, through a wholly owned subsidiary, purchased 2 retail properties located in Greenwich, CT, with a combined GLA totaling 24,000 square feet ("Greenwich Properties"), for $18 million.  In conjunction with the purchase, the Company assumed an existing first mortgage loan encumbering the properties at its estimated fair value of $8.3 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2013.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.00% per annum.  The mortgage matures in August 2016.  The Company funded its remaining equity needed to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012. In conjunction with the purchase, the Company incurred acquisition costs totaling $78,000, which have been expensed in the year ended October 31, 2013 consolidated statement of income.

In May 2013, the Company, through a wholly owned subsidiary, purchased a 110,000 square foot retail shopping center located in New Providence, New Jersey ("New Providence") for $34.9 million.  In connection with the purchase, the Company assumed a first mortgage loan encumbering the property at its estimated fair value of $21.3 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2013. The mortgage loan requires monthly payments of principal and interest at the fixed rate of 4.00% per annum. The mortgage matures in January 2022.  The Company funded its remaining equity needed to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.  In conjunction with the purchase, the Company incurred acquisition costs totaling $227,000, which have been expensed in the year ended October 31, 2013 consolidated statement of income.

In January and March 2013, the Company purchased 6 free standing net leased properties ("Net Leased Properties") located in the Company's core marketplace with a combined GLA of 20,200 square feet.  The gross purchase price of the six properties was $7.8 million. The Company funded its equity with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012. In conjunction with the purchase, the Company incurred acquisition costs totaling $73,000, which have been expensed in the year ended October 31, 2013 consolidated statement of income.

In December 2012, subsidiaries of the Company purchased 2 suburban office buildings ("NJ Office Buildings") located in the Company's core marketplace with a combined GLA of 23,500 square feet.  The gross purchase price of the two properties was $6.5 million. The Company funded its equity to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.  In conjunction with the purchase, the Company incurred acquisition costs totaling $103,000, which have been expensed in the year ended October 31, 2013 consolidated statement of income.

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

The Company has accounted for the condemnation portion of the award in accordance with ASC Topic 605 – Revenue Recognition, Subtopic 40 – Gains and Losses which requires the Company to record a gain or loss on the excess or deficit of the proceeds received over the estimated net book value of the condemned non-monetary asset.  As a result of the transaction the Company has recorded an additional gain on condemnation of approximately $213,000 which is recorded in other income on the consolidated statement of income for the fiscal year ended October 31, 2013.

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

In April 2011, the Company, through a wholly owned subsidiary, completed the purchase of the 72,000 square foot Fairfield Plaza Shopping Center, in New Milford, Connecticut ("Fairfield Plaza"), for a purchase price of $10.8 million, subject to an existing first mortgage secured by the property at its estimated fair value of approximately $5.0 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2011.  The Company financed its net investment in the property with available cash and a borrowing on its unsecured revolving credit facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $53,000 which have been expensed in the year ended October 31, 2011 consolidated statement of income.

In fiscal 2013, the Company completed evaluating the fair value of the in-place leases for UB Orangeburg, LLC ("Orangeburg") (see note 9), acquired in fiscal 2012 and has concluded that no value needs to be assigned to those leases. In addition, the Company completed evaluating the fair value of the in-place leases for the properties it acquired in fiscal 2013 and as a result of its evaluation the Company has allocated $234,000 to an asset associated with the net fair value assigned to the acquired leases for the Greenwich Properties, a $291,000 asset associated with the net fair value assigned to the acquired leases for the NJ Office Buildings and a $402,000 liability associated with the net fair value assigned to the acquired leases for the Net Leased Properties.  All of these amounts represent non-cash investing activities and are therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2013.

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

For the years ended October 31, 2013, 2012 and 2011, the net amortization of above-market and below-market leases amounted to $419,000, $515,000 and $262,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2013, the Company incurred costs of approximately $9.5 million related to capital improvements to its properties and leasing costs.

(4) NON-CORE PROPERTIES

At October 31, 2013, the non-core properties consist of 2 industrial properties ("the St. Louis" property and "the Dallas" property) located outside of the Northeast region of the United States. The Board of Directors has authorized management, subject to its approval of any contract for sale, to sell the non-core properties of the Company over a period of several years in furtherance of the Company's objectives to focus on northeast properties.

The components of non-core properties were as follows (in thousands):

	2013	2012
Land	$450	$450
Buildings and improvements	145	145
	595	595
Accumulated depreciation	(64)	(42)
	$531	$553

(5) DISCONTINUED OPERATIONS

In December of 2013, the Company sold the St. Louis and Dallas properties.  In accordance with ASC Topics 360 and 205 the operating results of the two properties will be shown as discontinued operations on the consolidated statement of income for the year ended October 31, 2013, 2012 and 2011.  The net book value of the two properties is not significant and as such, will not be shown as assets held for sale on the October 31, 2013 and 2012 consolidated balance sheets.

The combined operating results for the St. Louis and Dallas properties have been reclassified as discontinued operations in the accompanying consolidated statements of income for all periods presented.  The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	October 31,
	2013	2012	2011

Revenues	$1,356	$1,565	$1,546
Property operating expense	-	(3)	-
Depreciation and amortization	(48)	(84)	(80)
Income from discontinued operations	$1,308	$1,478	$1,466

(6) MORTGAGE NOTE RECEIVABLE

In Fiscal 2013, the Company's mortgage note receivable, consisting of one fixed rate mortgage with a contractual interest rate of 9% was repaid by the borrower.

(7) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2013, mortgage notes payable and other loans are due in installments over various periods to fiscal 2027 at effective rates of interest ranging from 2.8% to 11.3% and are collateralized by real estate investments having a net carrying value of approximately $260 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2014	$-	$3,815	$3,815
2015	4,480	3,989	8,469
2016	7,276	3,985	11,261
2017	49,524	3,802	53,326
2018	-	2,713	2,713
Thereafter	64,375	22,287	86,662
	$125,655	$40,591	$166,246

The Company has an $80 million Unsecured Revolving Credit Facility with a syndicate of 4 banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a 1-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.50% to 2.00% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations and financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2013.

At October 31, 2013, the Company had borrowed a total of $9.25 million on its Facility to fund a portion of its equity for a property acquisitions and capital improvements to its properties.   In a prior year, the Company had borrowed $11.6 million on its Facility to loan to one of its unconsolidated joint ventures.  In fiscal 2013 the loan was repaid and the Company in-turn repaid the $11.6 million borrowed under the Facility.

During fiscal 2013, the Company, through a wholly-owned subsidiary, assumed an existing first mortgage loan encumbering the Greenwich Properties at its estimated fair value of $8.3 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.0% per annum.  The mortgage matures in August 2016.

During fiscal 2013, the Company, through a wholly-owned subsidiary, assumed a first mortgage loan encumbering the New Providence Property at its estimated fair value of $21.3 million.  The mortgage loan requires monthly payments of principal and interest at the fixed rate of 4.0% per annum. The mortgage matures in January 2022.

In June of fiscal 2013, the Company repaid, at maturity, its first mortgage payable secured by its Veteran's Plaza property in the amount of $3.2 million.

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

In March 2012, the Company assumed a first mortgage payable in the amount of $7.4 million in conjunction with its investment in Orangeburg (see note 9 below).  The loan requires payments of principal and interest at a fair market value interest rate of 2.04% (6.19% contractual rate). Subsequent to the assumption, Orangeburg extended the loan with the current lender for an additional 5 years, leaving all terms unchanged, except the interest rate that was adjusted to a fixed rate of 2.78%.  The loan now matures in October 2017.  The operating agreement for Orangeburg requires that the loan be refinanced and not repaid at maturity.

In February 2012, the Company borrowed $28.0 million by placing a non-recourse first mortgage on one of its unencumbered properties.  The loan is for a term of ten years and will require payments of principal and interest based on a 30-year amortization schedule at the fixed interest rate of 4.85%.  The proceeds of the loan were used to repay approximately $28.0 million in borrowing on the Company's revolving credit facility.

In October 2012, the Company repaid, at maturity, its first mortgage payable secured by its New Milford property in the amount of $8.3 million.

In August 2012, a wholly owned subsidiary of the Company completed the installation of a solar power system (the "Ferry System") at the Company's Ferry Plaza Shopping Center in Newark, New Jersey at a total cost of approximately $1.7 million. The subsidiary financed a portion of the project with a loan in the amount of $1.1 million from The Public Service Electric and Gas Company of New Jersey ("PSE&G"), through PSE&G's "Solar Loan Program II".  The loan requires monthly payments of principal and interest at 11.30% per annum through its maturity date of August 31, 2027.  The subsidiary has the option of repaying all or part of the PSE&G loan, including interest, with Solar Renewable Energy Credits ("SREC's") that are expected to be generated by the Ferry System.  The remaining cost of the Ferry System was funded by a renewable energy grant from the federal government.

In fiscal 2011, the Company, through a wholly owned subsidiary, assumed a first mortgage payable with an estimated fair value of approximately $5.0 million in conjunction with its purchase of Fairfield Plaza.  The mortgage requires payments of principal and interest at a fixed rate of interest of 5.00% with a maturity of August 2015.

In October 2011, the Company repaid, at maturity, its first mortgage payable secured by its Carmel property in the amount of $4.0 million.

In May 2011, a wholly owned subsidiary of the Company completed the installation of a solar power system (the "Emerson System") at the Company's Emerson Shopping Center in Emerson, New Jersey at a total cost of approximately $1.2 million. The subsidiary financed a portion of the project with a loan in the amount of $819,000 from PSE&G, through PSE&G's "Solar Loan Program II".  The loan requires monthly payments of principal and interest at 11.30% per annum through its maturity date of May 31, 2026.  The subsidiary has the option of repaying all or part of the PSE&G loan, including interest, with SREC's that are expected to be generated by the Emerson System.  The remaining cost of the Emerson System was funded by a renewable energy grant from the federal government.

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

Interest paid in the years ended October 31, 2013, 2012, and 2011 was approximately $8.5 million, $8.6 million and $7.6 million, respectively.

(8) REDEEMABLE PREFERRED STOCK

On March 21, 2013, the stockholders of the Company approved an amendment to the Company's Charter increasing the number of authorized shares of preferred stock to 50,000,000 from 20,000,000. At October 31, 2013, the Company had issued and outstanding 2,450,000 shares of Series D Senior Cumulative Preferred Stock (Series D Preferred Stock) (see note 11), and 5,175,000 shares of Series F Cumulative Preferred Stock (see note 11).

The following table sets forth the details of the Company's redeemable preferred stock as of October 31, 2013 and 2012 (amounts in thousands, except share data):

	October 31, 2013	October 31, 2012
8.50% Series C Senior Cumulative Preferred Stock; liquidation preference of $100 per share; issued and outstanding - and 224,027 shares	$-	$21,510

On October 22, 2012, the Company repurchased 175,973 shares of its Series C Preferred Stock for $103.50 per share ($18.2 million).  As a result of the repurchase, the $616,000 excess of the repurchase price of the preferred shares paid over the carrying amount of the shares is included as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the year ended October 31, 2012. On May 29, 2013, the Company redeemed the remaining 224,027 outstanding shares of its Series C Preferred Stock for $22,403,000 (liquidation preference) plus all accrued and unpaid dividends. The difference between the redemption amount and the net book value of the Series C Preferred Stock was accreted from the date the redemption became probable through the redemption date on May 29, 2013.  As a result the Company included $892,000, and $701,000 as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the fiscal years ended October 31, 2013 and 2012, respectively.

On November 21, 2012, the Company redeemed all of the 2,400,000 shares of its Series E Senior Cumulative Preferred Stock at a make-whole price of $25.77 per share (liquidation value $25.00 per share).  As a result, the Company has included the $1,848,000 difference between the make-whole price of $25.77 per share and the liquidation value of $25.00 per share as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the fiscal year ended October 31, 2013.  The remaining difference between the liquidation value and the net book value of the Series E Preferred Stock in the amount of $1,492,000 is recorded as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the fiscal year ended October 31, 2013.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns an approximate 10.9% interinterest in Orangeburg, which owns a grocery anchored shopping center in Orangeburg, NY.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock for each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $881,000 in Orangeburg and as a result as of October 31, 2013 its ownership percentage has increased to 10.9% from approximately 2.00% at inception.

Noncontrolling interests:

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg redemption is based solely on the price of the Company's Class A Common stock on the date of redemption. For the years ended October 31, 2013 and 2012, the Company adjusted the carrying value of the non-controlling interests by $422,000 and $(127,000), respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at October 31, 2013 and 2012 (amounts in thousands):

	October 31, 2013	October 31, 2012

Beginning Balance	$11,421	$2,824
Initial Orangeburg noncontrolling interest	-	8,724
Change in Redemption Value	422	(127)

Ending Balance	$11,843	$11,421

(10) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2013 and 2012, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):
	October 31, 2013	October 31, 2012

Chestnut Ridge and Plaza 59 Shopping Centers (50.0% in 2013 and 0% in 2012)	$18,277	$-
Midway Shopping Center, L.P. (11.642%)	5,668	19,165
Putnam Plaza Shopping Center (66.67%)	6,764	6,820
81 Pondfield Road Company (20%)	723	723
Total	$31,432	$26,708

Chestnut Ridge and Plaza 59 Shopping Centers

In December 2012, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut") and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59") for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of each property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIEs. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of each venture is evaluated for impairment at each reporting period.

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

Midway currently has a non-recourse first mortgage payable in the amount of $32 million. The loan requires payments of principal and interest at the rate of of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undividundivided equity interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza"). The Company accounts for its investment in the Putnam Plaza joint venture under the equity method of accounting since it exercises significant influence, but does not control the venture.  The other venturer in Putnam Plaza has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in Putnam Plaza and has concluded that the venture is not a VIE. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

Putnam Plaza has a first mortgage payable in the amount of $21 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

81 Pondfield Road Company

The Company's other investment in an unconsolidated joint venture is a 20% economic interest in a partnership which owns a retail and office building in Westchester County, New York.

(11) STOCKHOLDERS' EQUITY

On March 21, 2013, the stockholders of the Company approved an amendment to the Company's Charter increasing the number of authorized shares of stock from 100,000,000 to 200,000,000.  As amended, the total number of shares of authorized stock consists of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock,  50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

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

During fiscal 2012, the Company completed the public offering of 5,175,000 Series F Cumulative Preferred Stock (the "Series F Preferred Stock") at a price of $25.00 per share for net proceeds of $125.3 million after underwriting discounts but before offering expenses. These shares are nonvoting, have no stated maturity and are redeemable for cash at $25.00 per share at the Company's option on or after October 24, 2017. Holders of these shares are entitled to cumulative dividends, payable quarterly in arrears. Dividends accrue from the date of issue at the annual rate of $1.78125 per share per annum. The holders of our Series F Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions holders of the Series F Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series F Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holder of the Series F Preferred Stock will have the right to convert all or part of the shares of Series F Preferred Stock held by such holder on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series F Preferred Stock are reflected as a reduction of additional paid in capital.

During fiscal 2012, the Company sold 2,500,000 shares of Class A Common Stock in an underwritten follow-on common stock offering for $19.16 per share and raised net proceeds of $47.5 million. The Company used the proceeds of the offering to repay an $8 million existing draw on its Facility and to repay an existing $8.3 million mortgage on one its properties when it matured. The balance of the proceeds was used for the Company's equity needed for property acquisitions in fiscal 2013.

The Class A Common Stock entitles the holder to 1/20 of one vote per share. The Common Stock entitles the holder to one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

The Company has a Dividend Reinvestment and Share Purchase Plan, as amended (the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2013, the Company issued 5,797 shares of Common Stock and 6,724 shares of Class A Common Stock (6,627 shares of Common Stock and 7,950 shares of Class A Common Stock in fiscal 2012) through the DRIP.  As of October 31, 2013, there remained 364,300 shares of Common Stock and 423,084 shares of Class A Common Stock available for issuance under the DRIP.

The Company has a stockholder rights agreement that expires on November 11, 2018. The rights are not currently exercisable. When they are exercisable, the holder will be entitled to purchase from the Company one one-hundredth of a share of a newly-established Series A Participating Preferred Stock at a price of $65 per one one-hundredth of a preferred share, subject to certain adjustments. The distribution date for the rights will occur 10 days after a person or group either acquires or obtains the right to acquire 10% ("Acquiring Person") or more of the combined voting power of the Company's Common Shares, or announces an offer, the consummation of which would result in such person or group owning 30% or more of the then outstanding Common Shares. Thereafter, shareholders other than the Acquiring Person will be entitled to purchase original common shares of the Company having a value equal to 2 times the exercise price of the right.

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

In a prior year, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock in the aggregate.  In addition the Board of Directors amended the Program to allow the Company to repurchase shares of the Company's Series C and Series D Senior Cumulative Preferred Stock (Preferred Stock) in open market transactions.  During the fiscal year ended October 31, 2013, the Company repurchased 1,000 shares of Common Stock under the plan.  The Company did not purchase any shares under the plan in the fiscal year ended October 31, 2012.  As of October 31, 2013, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the program. The Company had not yet repurchased any Preferred Stock under the Program.  On December 12, 2013, the Board of Directors approved a new share repurchase program to repurchase up to 2,000,000 shares, in the aggregate, of the Company's Common Stock, Class A Common Stock, Series D Cumulative Preferred Stock and Series F Cumulative Preferred Stock. The new authorization supersedes and replaces the prior Program.

(12) STOCK COMPENSATION AND OTHER BENEFIT PLANS

Restricted Stock Plan
The Company accounts for its Restricted Stock Plan in accordance with ASC Topic 718, "Stock Compensation." On March 21, 2013, the stockholders of the Company approved an amendment to the Company's restricted stock plan (the "Plan") to provide for an additional 600,000 Common Shares or Class A Common shares to be available for issuance under the Plan. As amended, the Plan authorizes grants of up to an aggregate of 3,750,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 3,050,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

In January 2013, the Company awarded 175,950 shares of Common Stock and 64,100 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2012 was approximately $4.5 million. As of October 31, 2012, there was $13.0 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.71 years. For the years ended October 31, 2013, 2012 and 2011, amounts charged to compensation expense totaled $4,073,000, $3,824,000 and $3,822,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2013, and changes during the year ended October 31, 2013 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2012	1,473,400	$15.33	399,900	$16.62
Granted	175,950	$18.30	64,100	$19.74
Vested	(169,650)	$14.87	(58,850)	$18.08
Forfeited	-	$-	(1,000)	$19.05
Non-vested at October 31, 2013	1,479,700	$15.88	404,150	$17.39

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $145,000 in each of the three years ended October 31, 2013, 2012 and 2011 The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2013, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivative at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2013 and 2012 (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fiscal Year Ended October 31, 2013
Assets:
Available for Sale Securities	$96	$96	$-	$-

Interest Rate Swap Agreement	$81	$-	$81	$-

Liabilities:
Redeemable noncontrolling interests	$11,843	$8,946	$-	$2,897

Fiscal Year Ended October 31, 2012

Assets:
Available for Sale Securities	$994	$994	$-	$-

Liabilities:
Interest Rate Swap Agreement	$55	$-	$55	$-

Redeemable noncontrolling interests	$11,421	$8,584	$-	$2,837

Fair market value measurements based upon Level 3 inputs changed from $2,824 at November 1, 2011 to $2,837 at October 31, 2012 as a result of a $13 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,837 at November 1, 2012 to $2,897 at October 31, 2013 as a result of a $60 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810. (See note 9)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the revolving credit facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Mortgage notes payable that were assumed in property acquisitions were recorded at their fair value at the time they were assumed.  Mortgage notes payable are estimated to have a fair value of approximately $155 million and $139 million at October 31, 2013 and October 31, 2012, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.  When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties in-place leases (See Note 3).  Those fair value measurements fall within level 3 of the fair value hierarchy.

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

At October 31, 2013, the Company had commitments of approximately $7.5 million for tenant-related obligations.

(15) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the years ended October 31, 2013 and 2012 adjusted to give effect to the property acquisitions completed in fiscal 2013 and fiscal 2014 (see Note 3), the issuance of 2.5 million Class A Common shares in fiscal 2012 and the issuance of Series F Preferred Stock in fiscal 2012 as though these transactions were completed on November 1, 2011.  In addition the pro forma information removes dividend income and gain on marketable securities in fiscal 2013, as these amounts would not have been earned by the Company had the properties described in note 3 been purchased as of November 1, 2011.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of the year or does it purport to represent the results of future operations. (Amounts in thousands).

	Years Ended October 31,
	2013	2012

Pro forma revenues	$102,168	$100,791

Pro forma income from continuing operations	$28,942	$29,254

Pro forma income from continuing operations applicable to Common and Class A Common stockholders:	$9,142	$11,367

The following table summarizes the revenues and income from continuing operations that is included in the Company's historical consolidated statement of income for the year ended October 31, 2013 for the properties acquired in fiscal 2013 as more fully described in note 3. (Amounts in thousands)

Revenues	$2,708

Income from continuing operations	$1,225

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended October 31, 2013 and 2012 are as follows (in thousands, except per share data):

	Year Ended October 31, 2013				Year Ended October 31, 2012
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues	$23,737	$22,834	$23,613	$24,061	$22,298	$22,100	$22,672	$22,660

Income from continuing operations	$6,814	$7,173	$7,840	$7,278	$6,752	$6,408	$7,287	$6,835

Net Income Attributable to Urstadt Biddle Properties Inc.	$7,014	$7,421	$7,915	$7,445	$7,037	$6,674	$7,495	$7,054

Preferred Stock Dividends	(3,961)	(3,929)	(3,606)	(3,453)	(3,273)	(3,274)	(3,273)	(3,447)
Redemption of Preferred Stock	(3,759)	(406)	(68)	-	-	-	-	(2,027)

Net Income Applicable to Common and Class A Common Stockholders	$(706)	$3,086	$4,241	$3,992	$3,764	$3,400	$4,222	$1,580

Per Share Data:
Net income from continuing operations - Basic:
Class A Common Stock	$(0.04)	$0.09	$0.13	$0.12	$0.12	$0.11	$0.14	$0.04
Common Stock	$(0.03)	$0.08	$0.12	$0.11	$0.11	$0.10	$0.13	$0.04

Net income from continuing operations - Diluted:
Class A Common Stock	$(0.04)	$0.09	$0.13	$0.12	$0.12	$0.11	$0.14	$0.04
Common Stock	$(0.03)	$0.08	$0.11	$0.11	$0.11	$0.10	$0.13	$0.04

Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

Amounts may not equal full year results due to rounding.

(17) SUBSEQUENT EVENTS

On December 12, 2013, the Board of Directors of the Company declared cash dividends of $0.225 for each share of Common Stock and $0.2525 for each share of Class A Common Stock.  The dividends are payable on January 17, 2014 to stockholders of record on  January 3, 2014. The Board of Directors also ratified the actions of the Company's compensation committee authorizing awards of shares of The Board of Directors also ratified the actions of the Company's compensation committee authorizing awards of 152,000 share of Common Stock and  78,900 shares of Class A Common Stock to certain key officers and directors of the Company on January 2, 2014 pursuant to the Company's restricted stock plan.  The fair value of the shares awarded totaling $3.8 million will be charged to expense over the respective vesting periods.

In November 2013, a wholly-owned subsidiary of the Company entered into contracts with an unaffiliated solar power development company to install 7 solar power systems on portions of the roofs of 5 shopping center properties that the Company owns in Connecticut.  The total cost of the project will be approximately $2.5 million.  These systems will produce a portion of the power used in the common areas of these shopping centers.  In addition, the Company's wholly-owned subsidiary will receive cash payments for power produced by the systems under a program sponsored by the state of Connecticut.  The installations will be funded with a combination of available cash, federal tax grants and vendor financing.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.
We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2014 expressed an unqualified opinion thereon.

New York, New York January 10, 2014	/s/ PKF O'Connor Davies a division of O'Connor Davies, LLP

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2013
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period					Life on which depreciation for building and improvements in latest
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired	income statement is computed (Note (c))
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:

Greenwich, CT	$-	$708	$1,641	$-	$164	$708	$1,805	$2,513	$551	2001	31.5
Greenwich, CT	-	488	1,139	-	318	488	1,457	1,945	440	2000	31.5
Greenwich, CT	-	570	2,359	-	789	570	3,148	3,718	1,223	1998	31.5
Greenwich, CT	-	199	795	-	660	199	1,455	1,654	451	1993	31.5
Greenwich, CT	-	111	444	-	5	111	449	560	302	1994	31.5
Bernardsville, NJ	-	720	2,880	(24)	(46)	696	2,834	3,530	63	2012	39.0
Chester, NJ	-	570	2,280	(34)	(137)	536	2,143	2,679	49	2012	39.0

	-	3,366	11,538	(58)	1,753	3,308	13,291	16,599	3,079
Retail Properties:

Bronxville, NY	-	60	239	95	776	155	1,015	1,170	98	2009	39.0
Yonkers, NY	-	30	121	183	734	213	855	1,068	88	2009	39.0
Yonkers, NY	-	30	121	85	341	115	462	577	48	2009	39.0
New Milford, CT	-	2,114	8,456	71	319	2,185	8,775	10,960	1,156	2008	39.0
New Milford, CT	-	4,492	17,967	166	738	4,658	18,705	23,363	1,664	2010	39.0
Newark, NJ	11,758	5,252	21,023	-	1,426	5,252	22,449	27,701	3,083	2008	39.0
Briarcliff, NY	-	279	1,117	-	-	279	1,117	1,396	162	2008	39.0
Waldwick, NJ	-	1,266	5,064	-	(1)	1,266	5,063	6,329	768	2007	39.0
Emerson NJ	690	3,633	14,531	-	1,419	3,633	15,950	19,583	2,659	2007	39.0
Monroe, CT	-	765	3,060	-	135	765	3,195	3,960	549	2007	39.0
Queens, NY	-	826	3,304	(34)	(138)	792	3,166	3,958	564	2006	39.0
Pelham, NY	-	1,694	6,843	-	(48)	1,694	6,795	8,489	1,312	2006	39.0
Stratford, CT	27,281	10,173	40,794	(94)	8,393	10,079	49,187	59,266	11,563	2005	39.0
Yorktown Heights, NY	-	5,786	23,221	-	1,502	5,786	24,723	30,509	5,072	2005	39.0
Rye, NY	-	909	3,637	-	363	909	4,000	4,909	942	2004	39.0
Rye, NY	1,493	483	1,930	-	7	483	1,937	2,420	472	2004	39.0
Rye, NY	673	239	958	-	87	239	1,045	1,284	274	2004	39.0
Rye, NY	1,534	695	2,782	-	(1)	695	2,781	3,476	676	2004	39.0
Somers, NY	-	4,318	17,268	-	569	4,318	17,837	22,155	5,034	2003	39.0
Westport, CT	-	2,076	8,305	-	207	2,076	8,512	10,588	2,387	2003	39.0
White Plains, NY	-	8,065	32,258	-	7,245	8,065	39,503	47,568	11,562	2003	39.0
Orange, CT	-	2,320	10,564	-	1,280	2,320	11,844	14,164	3,509	2003	39.0
Stamford, CT	47,571	17,965	71,859	-	6,134	17,965	77,993	95,958	23,718	2002	39.0
Danbury, CT	-	2,459	4,566	-	696	2,459	5,262	7,721	1,598	2002	39.0
Briarcliff, NY	-	2,222	5,185	-	1,890	2,222	7,075	9,297	1,645	2001	40.0
Somers, NY	-	1,833	7,383	-	743	1,833	8,126	9,959	3,474	1999	31.5
Briarcliff, NY	-	380	1,531	-	335	380	1,866	2,246	730	1999	40.0
Briarcliff, NY	16,457	2,300	9,708	2	3,798	2,302	13,506	15,808	5,203	1998	40.0
Ridgefield, CT	-	900	3,793	-	1,592	900	5,385	6,285	1,738	1998	40.0
Darien, CT	17,391	4,260	17,192	-	835	4,260	18,027	22,287	6,897	1998	40.0
Eastchester, NY	-	1,500	6,128	-	2,439	1,500	8,567	10,067	2,957	1997	31.0
Danbury, CT	-	3,850	15,811	-	4,030	3,850	19,841	23,691	9,682	1995	31.5
Carmel, NY	-	1,488	5,973	-	1,743	1,488	7,716	9,204	3,905	1995	31.5
Meriden, CT	-	5,000	20,309	-	7,026	5,000	27,335	32,335	14,021	1993	31.5
Somers, NY	-	821	2,600	-	549	821	3,149	3,970	1,400	1992	31.5
Wayne, NJ	488	2,492	9,966	-	1,367	2,492	11,333	13,825	5,594	1992	31.0
Newington, NH	-	728	1,997	-	1,605	728	3,602	4,330	2,434	1979	40.0
Springfield, MA	-	1,372	3,656	337	10,158	1,709	13,814	15,523	10,017	1970	40.0
Katonah, NY	-	1,704	6,816	-	39	1,704	6,855	8,559	630	2010	39.0
Fairfield, CT	-	3,393	13,574	153	612	3,546	14,186	17,732	716	2011	39.0
New Milford, CT	4,694	2,168	8,672	-	27	2,168	8,699	10,867	575	2011	39.0
Eastchester, NY	-	1,800	7,200	78	463	1,878	7,663	9,541	366	2012	39.0
Orangetown, NY	6,977	3,200	12,800	30	903	3,230	13,703	16,933	537	2012	39.0
Greenwich, CT	3,648	1,600	6,401	27	115	1,627	6,516	8,143	70	2013	39.0
Various	-	1,555	1,122	80	5,414	1,635	6,536	8,171	115	2013	39.0
Greenwich, CT	4,550	1,998	7,994	53	212	2,051	8,206	10,257	88	2013	39.0
New Providence, NJ	21,041	6,970	27,880	463	2,051	7,433	29,931	37,364	376	2013	39.0

	166,246	129,463	503,679	1,695	80,129	131,158	583,808	714,966	152,128

Industrial Distribution Centers:
Dallas, TX	-	217	-	-	46	217	46	263	21	1970	40.0
St. Louis, MO	-	233	934	-	(836)	233	98	331	44	1970	40.0

	-	450	934	-	(790)	450	144	594	65

Total	$166,246	$133,279	$516,151	$1,637	$81,092	$134,916	$597,243	$732,159	$155,272

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2013
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2013	2012	2011

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$660,375	$631,167	$601,222
Property improvements during the year	11,263	5,782	7,452
Properties acquired during the year	67,062	26,306	28,702
Properties sold during the year	(4,475)	(533)	-
Property assets fully depreciated and written off	(2,066)	(2,347)	(6,209)
Balance at end of year	$732,159	$660,375	$631,167

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$140,511	$126,693	$118,193
Provision during the year charged to income	17,126	16,183	14,709
Property sold during the year	(299)	(18)	-
Property assets fully depreciated and written off	(2,066)	(2,347)	(6,209)
Balance at end of year	$155,272	$140,511	$126,693

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $606 million at October 31, 2013.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2013
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

COL. A	COL. B		COL. C	COL. D	COL. E	COL. F
Remaining Face
					Amount of	Carrying Amount
	Interest Rate		Final Maturity		Mortgages (Note (b))	of Mortgage (Note (a))
Description	Coupon	Effective	Date	Periodic Payment Terms	(In Thousands)	(In Thousands)
FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (Notes (c) and (d)):

Retail Store:
Riverside, CA	9%	12%	January 15, 2013	Payable in quarterly installments of Principal and Interest of $54	$-	$-

TOTAL MORTGAGE LOANS ON REAL ESTATE					$-	$-

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2013
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
(In thousands)

NOTES TO SCHEDULE IV	Year Ended October 31

(a) Reconciliation of Mortgage Loans on Real Estate
	2013	2012		2011

Balance at beginning of period:	$898	$	$ 999	$1,090

Deductions during the current period:
Collections of principal and amortization of discounts	(898)		(101)	(91)

Balance at end of period:	$-		$898	$999

(b) The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c) At October 31, 2013 no mortgage loans were delinquent in payment of currently due principal or interest.
(d) There are no prior liens for any of the Mortgage Loans on Real Estate.

      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 13, 2014	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director	January 13, 2014

/s/ Willing L. Biddle Willing L. Biddle President, Chief Executive Officer and Director	January 13, 2014
(Principal Executive Officer)

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2014

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 13, 2014

/s/ Catherine U. Biddle Catherine U. Biddle Director	January 13, 2014

/s/ E. Virgil Conway E. Virgil Conway Director	January 13, 2014

/s/ Robert R. Douglass Robert R. Douglass Director	January 13, 2014

/s/ Richard Grellier Richard Grellier Director	January 13, 2014

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 13, 2014

/s/ Robert J. Mueller Robert J. Mueller Director	January 13 2014

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 13, 2014

Exhibit Index
Exhibit
(3)	Articles of Incorporation and Bylaws

3.1
(a) Amended Articles of Incorporation of the Company dated December 30, 1996 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(b) Articles Supplementary of the Company dated March 12, 1997, classifying the Company's Series A Participating Preferred Shares (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(c) Articles of Amendment with Name Change dated March 11, 1998 to the Company's Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company dated June 16, 1998, classifying the Company's Class A Common Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(e) Articles Supplementary of the Company dated April 7, 2005, classifying the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(f) Certificate of Correction dated April 29, 2005 to the Articles Supplementary of the Company dated April 7, 2005 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company dated April 29, 2005, classifying 850,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company dated June 3, 2005, classifying 450,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(i) Articles Supplementary of the Company dated October 22, 2012, classifying the Company's Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(j) Articles of Amendment dated March 21, 2013 to the Company's Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 12, 2012 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 18, 2012 (SEC File No. 001-12803)).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(i) hereto.

	4.2	Series D Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

	4.3	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(i) and 10.7 hereto.

	4.4	Series F Preferred Shares: See Exhibits 3.1 (a)-(i) hereto.

(10)	Material Contracts.

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

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.9
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.10
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.11
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)). [1]

10.12
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). ¹

10.13
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

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

(21)		List of Company's subsidiaries

(23)		Consent of PKF O'Connor Davies, a division of O'Connor Davies, LLP

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Willing L. Biddle.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Willing L. Biddle and John T. Hayes.

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.