Form 10-Q
period 2014-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2014-03-11
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of March 6, 2014 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,188,915 Common Shares, par value $.01 per share, and 23,605,434 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2014 (Unaudited) and October 31, 2013.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2014 and 2013.

Consolidated Statements of Comprehensive Income (Unaudited) – Three months ended January 31, 2014 and 2013.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2014 and 2013.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2014.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	January 31, 2014	October 31, 2013
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$769,294	$731,564
Non-core properties – at cost	-	595
	769,294	732,159
Less: Accumulated depreciation	(158,444)	(155,272)
	610,850	576,887
Investments in and advances to unconsolidated joint ventures	30,939	31,432
	641,789	608,319

Cash and cash equivalents	7,073	2,945
Restricted cash	2,097	1,397
Tenant receivables	22,294	21,077
Prepaid expenses and other assets	14,640	10,898
Deferred charges, net of accumulated amortization	5,257	5,390
Total Assets	$693,150	$650,026

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$25,600	$9,250
Mortgage notes payable and other loans	181,046	166,246
Accounts payable and accrued expenses	4,852	1,450
Deferred compensation – officers	156	176
Other liabilities	14,902	15,147
Total Liabilities	226,556	192,269

Redeemable Noncontrolling Interests	11,374	11,843

Commitments and Contingencies

Stockholders' Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,188,915 and 9,035,212 shares issued and outstanding	92	90
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 23,605,434 and 23,530,704 shares issued and outstanding	236	235
Additional paid in capital	368,153	367,070
Cumulative distributions in excess of net income	(103,963)	(112,168)
Accumulated other comprehensive income	77	62
Total Stockholders' Equity	455,220	445,914
Total Liabilities and Stockholders' Equity	$693,150	$650,026

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	January 31,
	2014	2013

Revenues
Base rents	$18,214	$16,942
Recoveries from tenants	6,382	6,323
Lease termination income	67	-
Other income	532	725
Total Revenues	25,195	23,990

Expenses
Property operating	4,926	5,258
Property taxes	4,332	3,808
Depreciation and amortization	4,576	4,139
General and administrative	2,104	2,152
Provision for tenant credit losses	127	253
Acquisition costs	371	153
Directors' fees and expenses	90	108
Total Operating Expenses	16,526	15,871

Operating Income	8,669	8,119

Non-Operating Income (Expense):
Interest expense	(2,404)	(2,220)
Equity in net income from unconsolidated joint ventures	306	182
Interest, dividends and other investment income	50	732
Income From Continuing Operations Before Discontinued Operations	6,621	6,813
Discontinued operations:
Income from discontinued operations	141	383
Gain on sale of properties	12,612	-
Income from Discontinued Operations	12,753	383

Net Income	19,374	7,196

Noncontrolling interests:
Net income attributable to noncontrolling interests	(156)	(182)
Net income attributable to Urstadt Biddle Properties Inc.	19,218	7,014
Preferred stock dividends	(3,453)	(3,961)
Redemption of preferred stock	-	(3,759)

Net Income (Loss) Applicable to Common and Class A Common Stockholders	$15,765	$(706)

Basic Earnings (Loss) Per Share:
Per Common Share:
Income (loss) from continuing operations	$0.09	$(0.03)
Income from discontinued operations	$0.38	$0.01
Net Income (Loss) Applicable to Common Stockholders	$0.47	$(0.02)

Per Class A Common Share:
Income (loss) from continuing operations	$0.10	$(0.03)
Income from discontinued operations	$0.42	$0.01
Net Income (Loss) Applicable to Class A Common Stockholders	$0.52	$(0.02)

Diluted Earnings (Loss) Per Share:
Per Common Share:
Income (loss) from continuing operations	$0.09	$(0.03)
Income from discontinued operations	$0.37	$0.01
Net Income (Loss) Applicable to Common Stockholders	$0.46	$(0.02)

Per Class A Common Share:
Income (loss) from continuing operations	$0.10	$(0.03)
Income from discontinued operations	$0.41	$0.01
Net Income (Loss) Applicable to Class A Common Stockholders	$0.51	$(0.02)

Dividends Per Share:
Common	$0.2250	$0.2250
Class A Common	$0.2525	$0.2500

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2014	2013

Net Income	$19,374	$7,196

Other comprehensive income:
Change in unrealized gain in marketable equity securities	1	645
Change in unrealized loss on interest rate swaps	14	34

Total comprehensive income	19,389	7,875
Comprehensive income attributable to noncontrolling interests	(156)	(182)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	19,233	7,693
Preferred stock dividends	(3,453)	(3,961)
Redemption of preferred stock	-	(3,759)

Total comprehensive income (loss) applicable to Common and Class A Common Stockholders	$15,780	$(27)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$19,374	$7,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,576	4,155
Straight-line rent adjustment	83	(39)
Provision for tenant credit losses	127	253
Restricted stock compensation expense and other adjustments	1,024	1,022
Gain on sale of properties	(12,612)	-
Deferred compensation arrangement	(20)	(10)
Equity in net (income) of unconsolidated joint ventures	(306)	(182)
Changes in operating assets and liabilities:
Tenant receivables	(1,867)	(1,839)
Accounts payable and accrued expenses	3,418	3,412
Other assets and other liabilities, net	(5,451)	(3,488)
Restricted Cash	(700)	9
Net Cash Flow Provided by Operating Activities	7,646	10,489

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(21,470)	(11,262)
Investments in and advances to unconsolidated joint ventures	-	(18,003)
Repayment of advance to unconsolidated joint venture	-	13,170
Purchase of marketable securities available for sale	-	(27,016)
Return of deposits on acquisitions of real estate	-	400
Deposits on acquisition of real estate investments	-	(326)
Improvements to properties and deferred charges	(4,290)	(1,991)
Net proceeds from the sale of properties	17,401	4,475
Distributions to noncontrolling interests	(156)	(182)
Distributions from unconsolidated joint ventures	771	190
Payments received on other receivables	240	281
Net Cash Flow (Used in) Investing Activities	(7,504)	(40,264)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(8,029)	(7,913)
Dividends paid -- Preferred Stock	(3,453)	(3,961)
Principal repayments on mortgage notes payable	(943)	(736)
Return of escrow deposit	-	1,286
Repayment of revolving credit line borrowings	(4,000)	(11,600)
Proceeds from revolving credit line borrowings	20,350	-
Repurchase of shares of Common Stock	-	(18)
Sales of additional shares of Common and Class A Common Stock	61	62
Net Cash Flow Provided by/ (Used in) Financing Activities	3,986	(22,880)

Net Increase/(Decrease) In Cash and Cash Equivalents	4,128	(52,655)
Cash and Cash Equivalents at Beginning of Period	2,945	78,092

Cash and Cash Equivalents at End of Period	$7,073	$25,437

Supplemental Cash Flow Disclosures:
Interest Paid	$2,392	$2,104

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balances – October 31, 2013	2,450,000	$61,250	5,175,000	$129,375	9,035,212	$90	23,530,704	$235	$367,070	$(112,168)	$62	$445,914
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	15,765	-	15,765
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	1	1
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	14	14
Cash dividends paid :
Common stock ($0.225 per share)	-	-	-	-	-	-	-	-	-	(2,067)	-	(2,067)
Class A common stock ($.2525 per share)	-	-	-	-	-	-	-	-	-	(5,962)	-	(5,962)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,703	-	1,830	-	62	-	-	62
Shares issued under restricted stock plan	-	-	-	-	152,000	2	78,900	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(6,000)	-	-	-	-	-
Restricted stock compensation and other adjustments	-		-	-	-	-	-	-	1,024	-	-	1,024
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	469	-	469
Balances – January 31, 2014	2,450,000	$61,250	5,175,000	$129,375	9,188,915	$92	23,605,434	$236	$368,153	$(103,963)	$77	$455,220

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2014, the Company owned or had equity interests in 65 properties containing a total of 4.8 million square feet of Gross Leasable Area ("GLA").

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation" and ASC Topic 970-810 "Real Estate-General-Consolidation". The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company. In accordance with ASC Topic 970-323 "Real Estate-General-Equity Method and Joint Ventures", joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting. See Note 5 for further discussion of the unconsolidated joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2013.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The balance sheet at October 31, 2013 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2014 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2014. As of January 31, 2014, the fiscal tax years 2010 through and including 2013 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and tenant receivables.  The Company places its cash and cash equivalents with high quality financial institutions and the balances at times could exceed federally insured limits.  The Company performs ongoing credit evaluations of its tenants and may require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  The Company has no dependency upon any single tenant.

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

As of January 31, 2014, the Company believes it has no significant risk associated with non-performance of the financial institution that is the counterparty to its derivative contracts.  At January 31, 2014, the Company had approximately $3.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rate on the mortgage financings to a fixed annual rate of 3.95% per annum. As of January 31, 2014, the Company had a deferred asset of $95,000 (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At January 31, 2014, accumulated other comprehensive income consisted of net unrealized losses on marketable securities of approximately $18,000 and net unrealized gains on an interest rate swap agreement of $95,000.  At October 31, 2013, accumulated other comprehensive income consisted of net unrealized losses on marketable securities of approximately $19,000 and net unrealized gains on an interest rate swap agreement of approximately $81,000. Unrealized gains and losses included in other comprehensive income will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2014.

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

In December 2013, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.6 million.  In accordance with ASC 360 and 205 the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for the three month periods ended January 31, 2014 and 2013.  The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations.

The combined operating results for the two distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income.  The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	Three Months Ended
	January 31,

	2014	2013
Revenues	$141	$399
Property operating expense	-	-
Depreciation and amortization	-	(16)
Income from discontinued operations	$141	$383

Cash flows from discontinued operations for the three months ended January 31, 2014 and 2013 are combined with the cash flows from continuing operations within each of the three categories presented.  Cash flows from discontinued operations are as follows (amounts in thousands):

	Three Months Ended
	January 31,

	2014	2013
Cash flows from operating activities	$(12,471)	$383
Cash flows from investing activities	$17,401	$-
Cash flows from financing activities	$-	$-

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At January 31, 2014 and October 31, 2013, approximately $14,834,000 and $13,719,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2014 and October 31, 2013, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,644,000 and $3,604,000, respectively.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2014	2013
Numerator
Net income (loss) applicable to common stockholders – basic	$3,633	$(160)
Effect of dilutive securities:
Restricted stock awards	174	(10)
Net income (loss) applicable to common stockholders – diluted	$3,807	$(170)

Denominator
Denominator for basic EPS – weighted average common shares	7,799	7,543
Effect of dilutive securities:
Restricted stock awards	545	-
Denominator for diluted EPS – weighted average common equivalent shares	8,344	7,543

Numerator
Net income (loss) applicable to Class A common stockholders-basic	$12,132	$(546)
Effect of dilutive securities:
Restricted stock awards	(174)	10
Net income (loss) applicable to Class A common stockholders – diluted	$11,958	$(536)

Denominator
Denominator for basic EPS – weighted average Class A common shares	23,203	23,120
Effect of dilutive securities:
Restricted stock awards	147	-
Denominator for diluted EPS – weighted average Class A common equivalent shares	23,350	23,120

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

New Accounting Standards

The Company has evaluated all new Accounting Standards Updates issued by FASB and does not anticipate any will have a material effect on the Company's consolidated financial statements as of January 31, 2014.

(2) CORE PROPERTIES

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $18.4 million a 63,000 square foot retail shopping center located in Boonton, NJ (the "Boonton Property"). The acquisition required the assumption of an existing mortgage in the amount of $7.8 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the three months ended January 31, 2014.   The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.2% per annum.  The mortgage matures in September 2022.  The Company funded the equity needed to complete the purchase with borrowings under its Unsecured Revolving Credit Facility (the "Facility") (See Note 3).

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $11.0 million a 56,000 square foot retail shopping center located in Bloomfield, NJ (the "Bloomfield Property").  The acquisition required the assumption of an existing mortgage in the amount of $7.7 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the three months ended January 31, 2014.   The mortgage loan requires monthly payments of principal and interest at a fixed rate of 5.50% per annum.  The mortgage matures in August 2016.  The Company funded the equity needed to complete the purchase with borrowings under its Facility.

In January 2014, the Company, through a wholly-owned subsidiary, purchased for $9.0 million a 31,000 square foot retail shopping center located in Bethel, CT (the "Bethel Property").  The Company funded the equity needed to complete the purchase with proceeds from the sale of its two non-core properties in December 2013.

In the fourth quarter of fiscal 2013, the Company entered into an agreement to purchase a 50% undivided interest in two retail properties located in Riverhead, NY totaling 197,000 square feet (the "Riverhead Properties"). Upon entering into the contract, the Company made a $1,000,000 deposit on the purchase that is included in prepaid expenses and other assets on the consolidated balance sheet at January 31, 2014. Subsequent to entering into the agreement, the Company and the prospective owner of the other 50% undivided interest in the property collectively entered into a commitment with a lender to place a first mortgage payable on the property in the amount of $14 million.  The mortgage is for a term of 10 years and will require payments of principal and interest based on a fixed interest rate of 4.23%.  Upon entering into the mortgage commitment, the Company placed a deposit with the lender in the amount of $280,000 that is included in prepaid expenses and other assets on the consolidated balance sheet at January 31, 2014. In addition, in September 2013, the Company made an unsecured loan to the other prospective owner in the amount of $1.2 million which is included in prepaid expenses and other assets on the consolidated balance sheet at January 31, 2014.  The entire unsecured loan along with interest at LIBOR plus 2.00% was re-paid to the Company in February 2014. The Company completed the purchase of these two properties in February 2014 and funded its $6.3 million equity needed to complete the purchase with borrowings under its Facility and a portion of the proceeds from the recently completed sale of its two non-core properties. (See Notes 1 and 3).

Upon the acquisition of real property, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, "Business Combinations". The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant". The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the values of above-market and below-market leases are estimated based on the differences between (i) contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants and (ii) the estimated cost of acquiring such leases giving effect to the Company's history of providing tenant improvements and paying leasing commissions, offset by a vacancy period during which such space would be leased.  The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

The Company is currently in the process of evaluating the fair value of the in-place leases for the Boonton Property, the Bloomfield Property and the Bethel Property.  Consequently, no value has yet been assigned to those leases for these properties and the purchase price allocation is preliminary and may be subject to change.

For the three month periods ended January 31, 2014 and 2013, the net amortization of above-market and below-market leases was approximately $115,000 and $129,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2014.

During the first quarter of fiscal 2014, the Company borrowed $20.35 million on the Facility to fund property acquisitions and capital improvements.  During the first quarter of fiscal 2014, the Company repaid $4 million on the Facility after the sale of its remaining Queens, NY property.

(4) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company has an investment in two joint ventures, UB Ironbound, LP ("Ironbound") and UB Orangeburg, LLC ("Orangeburg") each of which owns a commercial retail real estate property.  The Company has evaluated its investment in these two joint ventures and has concluded that both ventures are not Variable Interest Entities ("VIE or VIEs"), however both joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation".  The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in either venture and that both joint ventures should be consolidated into the consolidated financial statements of the Company.  The Company's investment in both consolidated joint ventures is more fully described below:

Ironbound (Ferry Plaza)

The Company, through a wholly-owned subsidiary, is the general partner and owns 84% of one consolidated limited partnership, Ironbound, which owns a grocery anchored shopping center.

The Ironbound limited partnership has a defined termination date of December 31, 2097.  The partners in Ironbound are entitled to receive an annual cash preference payable from available cash of the partnership.  Any unpaid preferences accumulate and are paid from future cash, if any.  The balance of available cash, if any, is distributed in accordance with the respective partner's interests.  The limited partners in Ironbound currently have the right to require the Company to repurchase all or a portion of their remaining limited partner interests at prices as defined in the Ironbound partnership agreement.  Upon liquidation of Ironbound, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests.  The limited partners are not obligated to make any additional capital contributions to the partnership.  The Company retains an affiliate of one of the limited partners in Ironbound to provide management and leasing services to the property at an annual fee equal to 2% percent of rental income collected, as defined.

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns an approximate 10.5% interest in Orangeburg, which owns a grocery anchored shopping center.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution is paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg redemption is based solely on the price of the Company's Class A Common stock on the date of redemption.   For the three month periods ended January 31, 2014 and 2013, the Company (decreased)/increased the carrying value of the non-controlling interests by $(469,000) and $631,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at January 31, 2014 and October 31, 2013: (amounts in thousands)

	January 31, 2014	October 31, 2013

Beginning Balance	$11,843	$11,421
Change in Redemption Value	(469)	422

Ending Balance	$11,374	$11,843

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2014 and October 31, 2013 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	January 31,	October 31,
	2014	2013

Chestnut Ridge and Plaza 59 Shopping Centers (50.0%)	$18,255	$18,277
Putnam Plaza Shopping Center (66.67%)	6,408	5,668
Midway Shopping Center, L.P. (11.642%)	5,553	6,764
81 Pondfield Road Company (20%)	723	723
Total	$30,939	$31,432

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

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a  undivided equity interest in the Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut") and the Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59") for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIEs. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

(6)  STOCKHOLDERS' EQUITY

The Company's Charter authorizes 200,000,000 shares of stock.  The total number of shares of authorized stock will consist of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock, 50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

Restricted Stock Plan
The Company has a Restricted Stock Plan which provides a form of equity compensation for certain employees of the Company as determined by the Company's compensation Committee.  The Plan authorizes grants of up to an aggregate of 3,750,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 3,050,000 shares, which at the discretion of the Company's compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

In January 2014, the Company awarded 152,000 shares of Common Stock and 78,900 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2014 was approximately $3.8 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of January 31, 2014, and changes during the three months ended January 31, 2014 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at November 1, 2013	1,479,700	$15.88	404,150	$17.39
Granted	152,000	$15.60	78,900	$18.32
Vested	(250,900)	$13.88	(71,400)	$15.14
Forfeited	-	$-	(6,000)	$18.37
Non-vested at January 31, 2014	1,380,800	$16.21	405,650	$17.99

As of January 31, 2014, there was $15.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.1 years.  For the three month periods ended January 31, 2014 and 2013 amounts charged to compensation expense totaled $1,005,000 and $987,000, respectively.

Share Repurchase Program
Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October of 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares of Common stock and Class A Common stock and Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.  For the three month period ended January 31, 2014, the Company did not repurchase any shares of stock under the Current Program.

Preferred Stock
The Series D Preferred Stock is non-voting, has no stated maturity and is not convertible into any other security of the Company and is redeemable at the Company's option at a price of $25.00 per share plus accrued and unpaid dividends.

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

(7) FAIR VALUE MEASUREMENTS

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves ("significant other observable inputs.")  The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2013 and January 31, 2014, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2014

Assets:

Interest Rate Swap Agreement	$95	$-	$95	$-

Liabilities:

Redeemable noncontrolling interests	$11,374	$8,502	$-	$2,872

October 31, 2013

Assets:

Interest Rate Swap Agreement	$81	$-	$81	$-

Liabilities:

Redeemable noncontrolling interests	$11,843	$8,946	$-	$2,897

Fair market value measurements based upon Level 3 inputs changed from $2,837 at November 1, 2012 to $2,897 at October 31, 2013 as a result of a $60 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,897 at November 1, 2013 to $2,872 at January 31, 2014 as a result of a $25 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 (See note 4).

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

The estimated fair value of mortgage notes payable and other loans was approximately $169 million at January 31, 2014 and $155 million at October 31, 2013, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.  When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the properties' in-place leases (See Note 2).  Those fair value measurements fall within level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2013, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(8)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2014, the Company had commitments of approximately $7.2 million for capital improvements to its properties and tenant related obligations.

Index

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward-Looking Statements
This Item 2 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in "Item 1A Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2013.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2014, the Company owned or had equity interests in 65 properties containing a total of 4.8 million square feet of GLA of which approximately 91.0% was leased.  Included in the 65 properties are equity interests in five unconsolidated joint ventures at January 31, 2014.  These joint ventures were approximately 97% leased.  The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 20 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and in the remainder of fiscal 2014, expects that it may continue to experience a higher level of vacancies, relative to the Company's historical norm, at some of its shopping centers and a lengthening in the time required for re-leasing of vacant space, as the current economic climate continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather any difficulties it might encounter.  The Company currently has 419,400 square feet of vacant space in its consolidated core property portfolio.  Of this vacant space, 176,000 square feet, or 41.96% of the Company's vacant space in its consolidated core property portfolio, is located in two properties that have been more difficult to lease or are in various stages of redevelopment.  One of the properties is a 189,000 sf property with 66,000 sf vacant.  We are in the process of seeking a zoning change for the property to allow for a higher and better use that we feel will increase the value of the property.  We expect to have the new zoning approved in fiscal 2014.  The second property is a 200,000 sf shopping center with 110,000 sf vacant.  Of this vacant space, 84,000 sf is basement space.  The Company is in the process of converting this space to a self-storage use and expects the lease-up of the self-storage to take between 24-48 months from completion of the conversion.  Once completed, we believe that the income derived from this new use will be in excess of the rents previously received on the basement space prior to the space becoming vacant in January 2013.

The Company has a strong capital structure and does not have any secured debt maturing until August 2015.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

Primarily as a result of property acquisitions in fiscal 2013 and 2014, the Company's financial data shows increases in total revenues and expenses from period to period.

The Company focuses on increasing cash flow, and consequently the value of its properties, and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income-producing properties, primarily neighborhood and community shopping centers in the northeastern part of the United States.

Key elements of the Company's growth strategies and operating policies are to:

•	Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey
•	Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
•	Selectively dispose of underperforming properties and re-deploy the proceeds into properties located in the northeast region
•	Increase property values by aggressively marketing available GLA and renewing existing leases
•	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
•	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
•	Control property operating and administrative costs

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2013 included in the Company's Annual Report on Form 10-K for that year.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the three month periods ended January 31, 2014 and 2013, the Company increased its allowance for doubtful accounts by $127,000 and $253,000, respectively.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real property may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at January 31, 2014.

Liquidity and Capital Resources
At January 31, 2014, the Company had unrestricted cash and cash equivalents of $7.1 million compared to $2.9 million at October 31, 2013.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 30% and a very strong fixed charge coverage ratio of over 2.2 to 1, which we believe will allow the Company to obtain additional secured mortgage, or other types of borrowings, if necessary.  The Company does not have any fixed rate debt coming due until fiscal 2015 and has 44 properties in its consolidated core portfolio that are not encumbered by secured mortgage debt. At January 31, 2014, the Company had loan availability of $54 million on its unsecured revolving line of credit.

The Company is currently experiencing a reduction of rental revenues at some of the it's properties because of tenant vacancies.  Until these vacancies are re-leased and new tenants begin to pay rent, the Company's cash flow will continue to be negatively affected.  Although the Company does not anticipate having to reduce its dividend on common stock, and has no plans to do so, a further significant decline in rental revenue, without a corresponding reduction in expenses, could lead the Company to conclude that it should reduce its common stock dividend until the dividend payout ratio returns to more conservative levels.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2014 and to meet its dividend requirements necessary to maintain its REIT status.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $7.6 million for the three months ended January 31, 2014 compared to $10.5 million in the comparable period of fiscal 2013. The net decrease in operating cash flows in the first three months of fiscal 2014 when compared with the corresponding prior period was due primarily to the Company receiving a one-time payment of  $1.3 million in the first three months of fiscal 2013 from the State of Connecticut as further compensation for property easements provided to the State of Connecticut relating to the re-construction of a state highway that goes over a portion of the Company's property; an increase in restricted cash related to two mortgages that were assumed with the property acquisitions in the first quarter of fiscal 2014 and an increase in fiscal 2014 to other assets for prepaid real estate taxes and commercial insurance premiums paid in advance.

Investing Activities

Net cash flows used by investing activities amounted to $7.5 million for the three months ended January 31, 2014 compared to $40.3 million in the comparable period of fiscal 2013. The net decrease in cash flows used by investing activities in fiscal 2014 when compared to the corresponding prior period was the result of purchasing three properties in the first three months of fiscal 2014 for a net investment of $22.9 compared with purchasing equity interests in seven properties in the first three months of fiscal 2013 for a net investment of $29.5 million.  In addition, in the first three months of fiscal 2013, the Company purchased $27 million in marketable securities with proceeds from a completed stock offering in September of 2012.  This cash use in the first three months of fiscal 2013 was partially offset by the repayment of a $13 million loan made by the Company in a prior year to one of its unconsolidated joint ventures.  In addition, cash flows from investing activities increased when compared with the prior period as a result of the company selling three properties in the first quarter of fiscal 2014 that raised proceeds of $17.1 million versus selling one property in the first quarter of fiscal 2013 that raised cash proceeds of $4.5 million.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $4.0 million in the first three months of fiscal 2014 compared with net cash used by financing activities of $22.9 million in the comparable period of fiscal 2013. The change in net cash provided/used by financing activities in the first three months of fiscal 2014 when compared to the corresponding period of fiscal 2013 was attributable predominantly to the Company borrowing a net $16.4 million on its Unsecured Revolving Credit Facility (the "Facility") described below in the first three months of fiscal 2014 compared to no borrowings in the comparable period of fiscal 2013.  In addition, in the first three months of fiscal 2013, the Company repaid $11.6 million on the Facility.  In the first quarter of fiscal 2014, the Company also increased the annualized dividend rate on the Company's outstanding Class A Common stock by $0.01 per share.  The first three months of fiscal 2013 also included the payment of dividends on the Company's Series C Preferred stock that was redeemed in May 2013.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), borrowings on its Facility, proceeds from sales of properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company's ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $181 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.3% at January 31, 2014. The mortgage loans with fixed interest rates are secured by 16 properties with a net book value of $288 million and have fixed rates of interest ranging from 2.78% to 11.31%.  The Company made principal payments of $943,000 in the three months ended January 31, 2014 compared to $736,000 in the comparable period of fiscal 2013.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2014.

As of January 31, 2014, $54 million is available to be drawn on the Company's Facility.

Off-Balance Sheet Arrangements

The Company has five off-balance sheet investments in real estate property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity interest in the Midway Shopping Center L.P., a 50% equity interest in the Chestnut Ridge Shopping Center and Plaza 59 Shopping Centers and a 20% economic interest in a partnership that owns a retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 5, "Investments in and Advances to Unconsolidated Joint Ventures" in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly makes capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2014, the Company paid approximately $4.3 million for property improvements, tenant improvements and leasing commission costs (approximately $2.0 million representing recurring property improvements and approximately $2.3 million related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $7.2 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2014.  The increase in new tenant costs when compared to the corresponding period of fiscal 2013 predominantly relate to the two properties discussed earlier in Item 2 that are under re-development along with our Briarcliff, NY property that is also under re-development to accommodate a newly signed lease with CVS.  We expect CVS to take possession of the space sometime in the summer of 2014.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey.

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $18.4 million a 63,000 square foot retail shopping center located in Boonton, NJ.  The acquisition required the assumption of an existing mortgage in the amount of $7.8 million. The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.2% per annum.  The mortgage matures in September 2022.  The Company funded the equity needed to complete the purchase with borrowings under its Facility.

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $11.0 million a 56,000 square foot retail shopping center located in Bloomfield, NJ.  The acquisition required the assumption of an existing mortgage in the amount of $7.7 million. The mortgage loan requires monthly payments of principal and interest at a fixed rate of 5.5% per annum.  The mortgage matures in August 2016.  The Company funded the equity needed to complete the purchase with borrowings under its Facility.

In January 2014, the Company, through a wholly-owned subsidiary, purchased for $9.0 million a 31,000 square foot retail shopping center located in Bethel, CT.  The Company funded the equity needed to complete the purchase with proceeds from its sale of its two non-core properties in December 2013.

In the fourth quarter of fiscal 2013, the Company entered into an agreement to purchase a 50% undivided interest in two retail properties located in Riverhead, NY totaling 197,000 square feet. Upon entering into the contract, the Company made a $1,000,000 deposit on the purchase. Subsequent to entering into the agreement, the Company and the prospective owner of the other 50% undivided interest in the property collectively entered into a commitment with a lender to place a first mortgage payable on the property in the amount of $14 million.  The mortgage is for a term of 10 years and will require payments of principal and interest based on a fixed interest rate of 4.23%.  Upon entering into the mortgage commitment, the Company placed a deposit with the lender in the amount of $280,000.  In addition, in September 2013, the Company made an unsecured loan to the other prospective owner in the amount of $1.2 million.  The entire unsecured loan along with interest at LIBOR plus 2.00% was re-paid to the Company in February 2014. The Company completed the purchase of these two properties in February 2014 and funded its $6.3 million equity needed to complete the purchase with borrowings under its Facility and a portion of the proceeds from the recently completed sale of its two non-core properties.

Lease Rollovers
For the first quarter 2014, we signed leases for a total of 137,200 square feet of retail space in our consolidated core portfolio.  New leases for vacant spaces were signed for 25,800 square feet at an average rental increase of 30.2% on a cash basis, excluding 13,300 square feet of new leases for which there was no prior rent history available. Renewals for spaces that were occupied with a tenant were signed for 98,100 square feet at an average rental decrease of 2.93% on a cash basis.

Tenant improvements and incentives averaged $19.46 per square foot for new leases and $13.67 per square foot for renewals for the three months ended January 31, 2014. The average term for new leases was 6.56 years and the average term for renewal leases was 2.74 years.

The rental increases/decreases associated with new and renewal leases generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent paid on the expiring lease and minimum rent to be paid on the new lease in the first year. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, the age of the expiring lease, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit-out) of a space as it relates to a specific lease but may also include base building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

The leases signed in 2014 generally become effective over the following one to two years. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

In 2014, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for new leases and flat to slightly positive increases for renewal leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Non-Core Properties
In December 2013, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.6 million.

The combined operating results for the two distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income. The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations. The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	Three Months Ended
	January 31,
	2014	2013
Revenues	$141	$399
Property operating expense	-	-
Depreciation and amortization	-	(16)
Income from discontinued operations	$141	$383

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three months ended January 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended January 31,
	2014	2013
Net Income (Loss) Applicable to Common and Class A Common Stockholders	$15,765	$(706)

Real property depreciation	3,761	3,228
Amortization of tenant improvements and allowances	684	800
Amortization of deferred leasing costs	112	112
Depreciation and amortization on unconsolidated joint ventures	262	188
(Gain)/Loss on sale of asset	(12,612)	79
Funds from Operations Applicable to Common and Class A Common Stockholders	$7,972	$3,701

Net Cash Provided by (Used in):
Operating Activities	$7,646	$10,489
Investing Activities	$(7,504)	$(40,264)
Financing Activities	$3,986	$(22,880)

FFO amounted to $8.0 million in the first three months of fiscal 2014 compared to $3.7 million in comparable period of fiscal 2013.  The net increase in FFO is attributable, among other things, to: a) the Company incurring $3.8 million in one-time preferred stock redemption charges in the first three months of fiscal 2013; b) the Company paying $688,000 in preferred stock dividends on its Series C and Series E preferred stock in the first quarter of fiscal 2013 (the Series C preferred stock was redeemed in May 2013 and the Series E preferred stock was redeemed in November of 2013); c) the Company incurring $371,000 in on-time acquisitions costs for the three properties it acquired in the first quarter of fiscal 2014 versus incurring $153,000 in acquisition costs in the first quarter of fiscal 2013; and d) the additional net income from properties acquired in the last three quarters of fiscal 2013 and the first quarter of fiscal 2014.

Results of Operations

The following information summarizes the Company's results of operations for the three month periods ended January 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to:
Revenues	2014	2013	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods
Base rents	$18,214	$16,942	$1,272	7.5%	$1,247		$25
Recoveries from tenants	6,382	6,323	59	0.9%	432		(373)
Other income	532	725	(193)	(26.6%)	-		(193)

Operating Expenses
Property operating expenses	4,926	5,258	(332)	(6.3%)	281		(613)
Property taxes	4,332	3,808	524	13.8%	290		234
Depreciation and amortization	4,576	4,138	438	10.6%	409		29
General and administrative expenses	2,104	2,152	(48)	(2.2%)	n/	a	n/	a

Other Income/Expenses
Interest expense	2,404	2,220	184	8.3%	322		(138)
Interest, dividends and other investment income	50	732	(682)	(93.2%)	n/	a	n/	a

Revenues:
Base rents increased by 7.5% to $18.2 million for the three month period ended January 31, 2014 as compared with $16.9 million in the comparable period of 2013. The change in base rentals and the changes in other income statement line items were attributable to the factors described below:

Property Acquisitions:

In fiscal 2013 and first quarter of fiscal 2014, the Company purchased equity interests in 14 properties totaling approximately 327,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the three month period ended January 31, 2014.  In addition, the Company purchased an equity interest in two properties in fiscal 2013 that are accounted for by the equity method of accounting and are not consolidated into the financial statements of the Company and as such are not included in any of the variance analysis presented below.

Properties Held in Both Periods:

Revenues
Base rents were relatively unchanged in the first quarter of fiscal 2014 when compared with the corresponding prior period as the percentage of the portfolio that was leased was relatively unchanged in the first quarter of fiscal 2014 when compared to the corresponding prior period.  In the quarter ended January 31, 2014, the Company leased or renewed approximately 137,200 square feet (or approximately 3.2% of total consolidated core property leasable area).  At January 31, 2014, the Company's consolidated core properties were approximately 90.2% leased, an increase of 0.12% from the end of fiscal 2013 and an increase of 1.06% from the end of fiscal 2012.  Overall core property occupancy decreased to 86.8% at January 31, 2014 from 86.9% at the end of fiscal 2013.

In the three month period ended January 31, 2014, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) decreased by a net $373,000.  This net decrease was a result of lower operating expenses at its properties held in both periods of $613,000 due predominantly to an a decrease in parking lot repairs partially offset by an increase in snow removal costs.

Interest, dividends and other investment income decreased by $682,000 in the three month period ended January 31, 2014, when compared with the corresponding period from the prior year, predominantly as a result of the Company investing approximately $27 million of the proceeds from its two equity offerings completed in October 2012 in income producing securities in the first quarter of fiscal 2013, which securities were sold in the third quarter of fiscal 2013.

Expenses
Property operating expenses for properties held in both periods decreased by $613,000 in the three month period ended January 31, 2014 when compared with the corresponding period from the prior year due predominantly to a decrease in parking lot repairs partially offset by an increase in snow removal costs.

Real estate taxes for properties held in both periods were up $234,000 as a result of normal tax assessment increases.

Interest expense for properties held in both periods decreased by $138,000 in the three month period ended January 31, 2014 when compared with the corresponding period from the prior year as a result of normal principal amortization reducing interest expense.

Depreciation and amortization expense from properties held in both periods was relatively unchanged.

General and administrative expenses decreased by a net $48,000 in the three month period ended January 31, 2014, when compared to the corresponding period in fiscal 2013, primarily due to a decrease in professional and stock exchange fees offset by compensation and benefits increase.

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

As of January 31, 2014 the Company had $25.6 million outstanding under its unsecured revolving credit facility with interest rates based on LIBOR which is a variable rate measure.  If LIBOR were to increase by 1% per annum, the company's interest expense would increase by approximately $256,000 per annum.

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

Changes in Internal Controls
During the quarter ended January 31, 2014, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October of 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares of Common stock and Class A Common stock and Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.  For the three month period ended January 31, 2014, the Company did not repurchase any shares of stock under the Current Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 11, 2014	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.