Form 10-Q
period 2014-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2014-06-09
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 5, 2014 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,190,458 Common Shares, par value $.01 per share, and 23,608,721 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – April 30, 2014 (Unaudited) and October 31, 2013.

Consolidated Statements of Income (Unaudited) – Three and six months ended April 30, 2014 and 2013.

Consolidated Statements of Comprehensive Income (Unaudited) – Three and six months ended April 30, 2014 and 2013.

Consolidated Statements of Cash Flows (Unaudited) – Six months ended April 30, 2014 and 2013.

Consolidated Statement of Stockholders' Equity (Unaudited) – Six months ended April 30, 2014.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	April 30, 2014	October 31, 2013
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$773,475	$731,564
Non-core properties – at cost	-	595
	773,475	732,159
Less: Accumulated depreciation	(163,094)	(155,272)
	610,381	576,887
Investments in and advances to unconsolidated joint ventures	39,028	31,432
	649,409	608,319

Cash and cash equivalents	8,586	2,945
Restricted cash	2,004	1,397
Tenant receivables	20,871	21,077
Prepaid expenses and other assets	10,343	10,898
Deferred charges, net of accumulated amortization	5,247	5,390
Total Assets	$696,460	$650,026

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$36,300	$9,250
Mortgage notes payable and other loans	180,040	166,246
Accounts payable and accrued expenses	2,599	1,450
Deferred compensation – officers	174	176
Other liabilities	14,851	15,147
Total Liabilities	233,964	192,269

Redeemable Noncontrolling Interests	12,097	11,843

Commitments and Contingencies

Stockholders' Equity:
7.5% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); 2,450,000 shares issued and outstanding	61,250	61,250
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,190,458 and 9,035,212 shares issued and outstanding	92	90
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 23,608,721 and 23,530,704 shares issued and outstanding	236	235
Additional paid in capital	369,194	367,070
Cumulative distributions in excess of net income	(109,833)	(112,168)
Accumulated other comprehensive income	85	62
Total Stockholders' Equity	450,399	445,914
Total Liabilities and Stockholders' Equity	$696,460	$650,026

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Revenues
Base rents	$36,993	$34,036	$18,780	$17,095
Recoveries from tenants	13,133	11,887	6,751	5,564
Lease termination income	52	24	-	24
Other income	968	1,100	421	375
Total Revenues	51,146	47,047	25,952	23,058

Expenses
Property operating	10,876	9,695	5,950	4,437
Property taxes	8,567	7,537	4,235	3,729
Depreciation and amortization	9,435	8,348	4,859	4,210
General and administrative	4,087	4,146	1,983	1,994
Provision for tenant credit losses	359	476	232	223
Acquisition costs	413	278	42	125
Directors' fees and expenses	172	180	82	72
Total Operating Expenses	33,909	30,660	17,383	14,790

Operating Income	17,237	16,387	8,569	8,268

Non-Operating Income (Expense):
Interest expense	(5,009)	(4,243)	(2,605)	(2,023)
Equity in net income from unconsolidated joint ventures	805	601	499	419
Interest, dividends and other investment income	70	1,242	19	510
Income From Continuing Operations Before Discontinued Operations	13,103	13,987	6,482	7,174
Discontinued operations:
Income from discontinued operations	141	765	-	382
Gain on sale of properties	12,612	-	-	-
Income from discontinued operations	12,753	765	-	382

Net Income	25,856	14,752	6,482	7,556

Noncontrolling interests:
Net income attributable to noncontrolling interests	(304)	(317)	(148)	(135)
Net income attributable to Urstadt Biddle Properties Inc.	25,552	14,435	6,334	7,421
Preferred stock dividends	(6,906)	(7,890)	(3,453)	(3,929)
Redemption of preferred stock	-	(4,165)	-	(406)

Net Income Applicable to Common and Class A Common Stockholders	$18,646	$2,380	$2,881	$3,086

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.17	$0.05	$0.09	$0.08
Income from discontinued operations	$0.38	$0.02	$-	$0.01
Net Income Applicable to Common Stockholders	$0.55	$0.07	$0.09	$0.09

Per Class A Common Share:
Income from continuing operations	$0.20	$0.05	$0.10	$0.09
Income from discontinued operations	$0.42	$0.03	$-	$0.01
Net Income Applicable to Class A Common Stockholders	$0.62	$0.08	$0.10	$0.10

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.17	$0.05	$0.08	$0.08
Income from discontinued operations	$0.37	$0.02	$-	$0.01
Net Income Applicable to Common Stockholders	$0.54	$0.07	$0.08	$0.09

Per Class A Common Share:
Income from continuing operations	$0.19	$0.05	$0.09	$0.09
Income from discontinued operations	$0.41	$0.03	$-	$0.01
Net Income Applicable to Class A Common Stockholders	$0.60	$0.08	$0.09	$0.10

Dividends Per Share:
Common	$0.4500	$0.4500	$0.2250	$0.2250
Class A Common	$0.5050	$0.5000	$0.2525	$0.2500

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Six Months Ended April 30,		Three Months Ended April 30,
	2014	2013	2014	2013

Net Income	$25,856	$14,752	$6,482	$7,556

Other comprehensive income:
Change in unrealized gain in marketable equity securities	8	1,613	7	968
Change in unrealized loss on interest rate swaps	15	23	1	(11)

Total comprehensive income	25,879	16,388	6,490	8,513
Comprehensive income attributable to noncontrolling interests	(304)	(317)	(148)	(135)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	25,575	16,071	6,342	8,378
Preferred stock dividends	(6,906)	(7,890)	(3,453)	(3,929)
Redemption of preferred stock	-	(4,165)	-	(406)

Total comprehensive income applicable to Common and Class A Common Stockholders	$18,669	$4,016	$2,889	$4,043

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	April 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$25,856	$14,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,435	8,348
Straight-line rent adjustment	170	(49)
Provision for tenant credit losses	359	476
Restricted stock compensation expense and other adjustments	2,003	2,027
Gain on sale of properties	(12,612)	-
Deferred compensation arrangement	(2)	2
Equity in net (income) of unconsolidated joint ventures	(805)	(601)
Changes in operating assets and liabilities:
Tenant receivables	(763)	(1,232)
Accounts payable and accrued expenses	1,165	670
Other assets and other liabilities, net	(1,859)	683
Restricted Cash	(607)	(482)
Net Cash Flow Provided by Operating Activities	22,340	24,594

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(21,020)	(14,219)
Investments in and advances to unconsolidated joint ventures	(6,592)	(18,003)
Repayment of advance to unconsolidated joint venture	-	13,170
Purchase of marketable securities available for sale	-	(27,863)
Return of deposits on acquisitions of real estate	-	400
Deposits on acquisition of real estate investments	(1,250)	(414)
Improvements to properties and deferred charges	(8,685)	(2,683)
Net proceeds from the sale of properties	17,401	4,475
Distributions to noncontrolling interests	(304)	(317)
Distributions from unconsolidated joint ventures	1,009	416
Payments received on other receivables	480	562
Net Cash Flow (Used in) Investing Activities	(18,961)	(44,476)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(16,057)	(15,826)
Dividends paid -- Preferred Stock	(6,906)	(7,890)
Principal repayments on mortgage notes payable	(1,948)	(1,450)
Return of escrow deposit	-	1,286
Repayment of revolving credit line borrowings	(4,000)	(11,600)
Proceeds from revolving credit line borrowings	31,050	-
Repurchase of shares of Common Stock	-	(18)
Sales of additional shares of Common and Class A Common Stock	123	123
Net Cash Flow Provided by/ (Used in) Financing Activities	2,262	(35,375)

Net Increase/(Decrease) In Cash and Cash Equivalents	5,641	(55,257)
Cash and Cash Equivalents at Beginning of Period	2,945	78,092

Cash and Cash Equivalents at End of Period	$8,586	$22,835

Supplemental Cash Flow Disclosures:
Interest Paid	$5,016	$4,041

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balances – October 31, 2013	2,450,000	$61,250	5,175,000	$129,375	9,035,212	$90	23,530,704	$235	$367,070	$(112,168)	$62	$445,914
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	18,646	-	18,646
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	8	8
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	15	15
Cash dividends paid :
Common stock ($.450 per share)	-	-	-	-	-	-	-	-	-	(4,135)	-	(4,135)
Class A common stock ($.5050 per share)	-	-	-	-	-	-	-	-	-	(11,922)	-	(11,922)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,246	-	3,517	-	124	-	-	124
Shares issued under restricted stock plan	-	-	-	-	152,000	2	80,500	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(6,000)	-	-	-	-	-
Restricted stock compensation and other adjustments	-		-	-	-	-	-	-	2,003	-	-	2,003
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(254)	-	(254)
Balances-April 30, 2014	2,450,000	$61,250	5,175,000	$129,375	9,190,458	$92	23,608,721	$236	$369,194	$(109,833)	$85	$450,399

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2014, the Company owned or had equity interests in 67 properties containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the six month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2013.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2014. As of April 30, 2014, the fiscal tax years 2010 through and including 2013 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

As of April 30, 2014, the Company believes it has no significant risk associated with non-performance of the financial institution that is the counterparty to its derivative contracts.  At April 30, 2014, the Company had approximately $3.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rate on the mortgage financings to a fixed annual rate of 3.95% per annum. As of April 30, 2014, the Company had a deferred asset of $96,750 (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At April 30, 2014, accumulated other comprehensive income consisted of net unrealized losses on marketable securities of approximately $11,400 and net unrealized gains on an interest rate swap agreement of $96,750.  At October 31, 2013, accumulated other comprehensive income consisted of net unrealized losses on marketable securities of approximately $19,000 and net unrealized gains on an interest rate swap agreement of approximately $81,000. Unrealized gains and losses included in other comprehensive income will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2014.

Property Held for Sale and Discontinued Operations
The Company has early adopted FASB Accounting Standards Update No. 2014-08 "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360)" (together, "ASU 2014-08"), which change the requirements for reporting discontinued operations in accordance with ASC Topic 205-20.  As a result of this update, beginning in this fiscal quarter, the Company will no longer classify individual properties that are either disposed of or are classified as held for sale as discontinued operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.  ASU 2014-08 requires previously reported assets that qualified for discontinued operations reporting to continue to be reported in that manner.

In April 2014, the Company reached a decision to actively market for sale one of its properties located in Springfield, MA as that property no longer met the Company's investment objectives.  In accordance with ASC 360-10-45, the asset met all of the criteria to be classified as held for sale but because the net book value of the Springfield asset is insignificant to financial statement presentation the Company will not include the asset as held for sale on the consolidated balance sheet for all periods presented.  The Company hopes to find a buyer and to complete the sale in fiscal 2014.

The operating results of the Springfield property which are included in the continuing operations were as follows (amounts in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,

	2014	2013	2014	2013
Revenues	$2,106	$2,203	$1,121	$1,031
Property operating expense	(1,070)	(1,019)	(652)	(496)
Depreciation and amortization	(341)	(326)	(163)	(163)
Net Income	$695	$858	$306	$372

In December 2013, prior to the adoption of ASU 2014-08, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.6 million.  In accordance with ASC 360 and 205 the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for the six and three month periods ended April 30, 2014 and 2013.  The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations.

The combined operating results for the distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income.  The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,

	2014	2013	2014	2013
Revenues	$141	$798	$-	$399
Property operating expense	-	-	-	-
Depreciation and amortization	-	(33)	-	(17)
Income from discontinued operations	$141	$765	$-	$382

Cash flows from discontinued operations for the six and three month periods ended April 30, 2014 and 2013 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows (amounts in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,

	2014	2013	2014	2013
Cash flows from operating activities	$(12,471)	$798	$-	$399
Cash flows from investing activities	$17,401	$-	$-	$-
Cash flows from financing activities	$-	$-	$-	$-

Revenue Recognition

Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At April 30, 2014 and October 31, 2013, $14,908,000 and $13,719,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At April 30, 2014 and October 31, 2013, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,436,000 and $3,604,000, respectively.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Numerator
Net income applicable to common stockholders – basic	$4,297	$540	$664	$701
Effect of dilutive securities:
Restricted stock awards	241	38	43	55
Net income applicable to common stockholders – diluted	$4,538	$578	$707	$756

Denominator
Denominator for basic EPS – weighted average common shares	7,799	7,544	7,800	7,545
Effect of dilutive securities:
Restricted stock awards	644	773	742	866
Denominator for diluted EPS – weighted average common equivalent shares	8,443	8,317	8,542	8,411

Numerator
Net income applicable to Class A common stockholders-basic	$14,349	$1,840	$2,217	$2,385
Effect of dilutive securities:
Restricted stock awards	(241)	(38)	(43)	(55)
Net income applicable to Class A common stockholders – diluted	$14,108	$1,802	$2,174	$2,330

Denominator
Denominator for basic EPS – weighted average Class A common shares	23,208	23,120	23,206	23,121
Effect of dilutive securities:
Restricted stock awards	184	208	221	246
Denominator for diluted EPS – weighted average Class A common equivalent shares	23,392	23,328	23,427	23,367

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

New Accounting Standards

In April 2014, FASB issued ASU 2014-08 which changes the requirements for reporting discontinued operations in ASC Subtopic 205-20.  This pronouncement has been early adopted by the Company in the second quarter of fiscal 2014 and as a result the Company has not included a property that began to qualify as held for sale in the second quarter of fiscal 2014 as discontinued operations.  The Company has evaluated all other new Accounting Standards Updates issued by FASB and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of April 30, 2014.

(2) CORE PROPERTIES

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $18.4 million a 63,000 square foot retail shopping center located in Boonton, NJ (the "Boonton Property"). The acquisition required the assumption of an existing mortgage in the amount of $7.8 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the six months ended April 30, 2014.   The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.2% per annum.  The mortgage matures in September 2022.  The Company funded the equity needed to complete the purchase with borrowings under its Unsecured Revolving Credit Facility (the "Facility") (See Note 3).

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $11.0 million a 56,000 square foot retail shopping center located in Bloomfield, NJ (the "Bloomfield Property").  The acquisition required the assumption of an existing mortgage in the amount of $7.7 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the six months ended April 30, 2014.   The mortgage loan requires monthly payments of principal and interest at a fixed rate of 5.50% per annum.  The mortgage matures in August 2016.  The Company funded the equity needed to complete the purchase with borrowings under its Facility.

In January 2014, the Company, through a wholly-owned subsidiary, purchased for $9.0 million a 31,000 square foot retail shopping center located in Bethel, CT (the "Bethel Property").  The Company funded the equity needed to complete the purchase with proceeds from the sale of its two non-core properties in December 2013.

In May 2014, the Company entered into a contract to purchase, for $47.4 million, an 89,000 square foot retail property located in the Company's core marketplace.  Pursuant to the contract, the Company placed a deposit of $750,000 with the seller which is included in prepaid expenses and other assets on the consolidated balance sheet at April 30, 2014.  The Company plans on funding the acquisition with a combination of available cash, borrowings under its Facility and a non-recourse mortgage secured by the subject property.

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

For the six month period ended April 30, 2014 and 2013, the net amortization of above-market and below-market leases was approximately $210,000 and $238,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2014.

During the six months ended April 30, 2014, the Company borrowed $31.1 million on the Facility to fund property acquisitions and capital improvements.  During the six months ended April 30, 2014, the Company repaid $4 million on the Facility after the sale of its remaining Queens, NY property.

(4) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company has an investment in two joint ventures, UB Ironbound, LP ("Ironbound") and UB Orangeburg, LLC ("Orangeburg"), each of which owns a commercial retail real estate property.  The Company has evaluated its investment in these two joint ventures and has concluded that both ventures are not Variable Interest Entities ("VIE or VIEs"), however both joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation".  The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in either venture and that both joint ventures should be consolidated into the consolidated financial statements of the Company.  The Company's investment in both consolidated joint ventures is more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns an approximate 14.3% interest in Orangeburg, which owns a grocery anchored shopping center.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution is paid from available cash, as defined, of Orangeburg.  If there is an available cash shortfall, the managing member must contribute or loan additional capital to fund the non-managing member's required cash distribution.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in both Ironbound and Orangeburg have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in both consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg redemption is based solely on the price of the Company's Class A Common stock on the date of redemption.   For the six month period ended April 30, 2014 and 2013, the Company increased the carrying value of the non-controlling interests by $254,000 and $1,566,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at April 30, 2014 and October 31, 2013: (amounts in thousands)

	April 30, 2014	October 31, 2013

Beginning Balance	$11,843	$11,421
Change in Redemption Value	254	422

Ending Balance	$12,097	$11,843

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2014 and October 31, 2013 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	April 30,	October 31,
	2014	2013

Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,440	$18,277
Gateway Plaza (50% in 2014 and 0% in 2013)	6,691	-
Putnam Plaza Shopping Center (66.67%)	6,506	5,668
Midway Shopping Center, L.P. (11.642%)	5,509	6,764
Applebee's at Riverhead (50% in 2014 and 0% in 2013)	1,159	-
81 Pondfield Road Company (20%)	723	723
Total	$39,028	$31,432

Gateway Plaza and Applebee's at Riverhead

In February 2014, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in the Gateway Plaza Shopping Center ("Gateway") for $6.1 million and Applebee's at Riverhead ("Applebee's") for $1.1 million.  Both investments were inclusive of The Company assuming its 50% interest in the mortgages encumbering both properties.  Both properties are located in Riverhead, New York ("Riverhead Properties").  Gateway, a 194,000 square foot shopping center anchored by a 168,000 square foot newly constructed Walmart and also has 27,000 square feet of newly constructed in-line space that is in the process of being leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with additional development rights of 7,200 square feet.  The Company accounts for its investment in the Riverhead Properties under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investments. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIE's. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

Simultaneously to the acquisition of Gateway, a $14.0 million non-recourse first mortgage payable was placed on the property with $12.0 million of the proceeds distributed to the seller. The remaining $2.0 million of the principal was held in escrow by the lender until certain conditions are met regarding the leasing of the 27,000 square foot building.  The new mortgage has a term of ten years and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided equity interest in the Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut") and the Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59") for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIEs. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

Restricted Stock Plan
The Company has a Restricted Stock Plan that provides a form of equity compensation for employees of the Company.  The Plan, which is administered by the Company's compensation committee, authorizes grants of up to an aggregate of 3,750,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 3,050,000 shares, which at the discretion of the compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

During the six months ended April 30, 2014, the Company awarded 152,000 shares of Common Stock and 80,500 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2014 was approximately $3.8 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of April 30, 2014, and changes during the six months ended April 30, 2014 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at November 1, 2013	1,479,700	$15.88	404,150	$17.39
Granted	152,000	$15.60	80,500	$18.32
Vested	(250,900)	$13.88	(78,400)	$15.18
Forfeited	-	$-	(6,000)	$18.37
Non-vested at April 30, 2014	1,380,800	$16.21	400,250	$18.01

As of April 30, 2014, there was $14.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.9 years.  For the six and three month periods ended April 30, 2014 amounts charged to compensation expense totaled $1,993,000 and $988,000, respectively. For the six and three month periods ended April 30, 2013 amounts charged to compensation expense totaled $1,993,000 and $1,006,000, respectively.

Share Repurchase Program
Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares of Common stock and Class A Common stock and Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.  For the six and three month periods ended April 30, 2014, the Company did not repurchase any shares of stock under either the Original Program or the Current Program.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs; including interest rate curves ("significant other observable inputs.")  The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2013 and April 30, 2014, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2014

Assets:

Interest Rate Swap Agreement	$97	$-	$97	$-

Liabilities:

Redeemable noncontrolling interests	$12,097	$9,250	$-	$2,847

October 31, 2013

Assets:

Interest Rate Swap Agreement	$81	$-	$81	$-

Liabilities:

Redeemable noncontrolling interests	$11,843	$8,946	$-	$2,897

Fair market value measurements based upon Level 3 inputs changed from $2,837 at November 1, 2012 to $2,897 at October 31, 2013 as a result of a $60 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,897 at November 1, 2013 to $2,847 at April 30, 2014 as a result of a $50 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 (See note 4).

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

The estimated fair value of mortgage notes payable and other loans was approximately $168 million at April 30, 2014 and $155 million at October 31, 2013, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.  When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's' in-place leases (See Note 2).  Those fair value measurements fall within level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2013, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(8)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2014, the Company had commitments of approximately $6.4 million for capital improvements to its properties and tenant related obligations.

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

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2014, the Company owned or had equity interests in 67 properties containing a total of 5.0 million square feet of GLA of which approximately 91.5% was leased (91.6% at October 31, 2013).  Included in the 67 properties are equity interests in seven unconsolidated joint ventures at April 30, 2014.  These joint ventures were approximately 98% leased (96% at October 31, 2013).  The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 20 consecutive years.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases and focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company is experiencing and in the remainder of fiscal 2014, expects that it may continue to experience a higher level of vacancies, relative to the Company's historical norm, at some of its shopping centers and a lengthening in the time required for re-leasing of vacant space, as the current economic climate continues to negatively affect retail companies.  However, the Company believes it is well positioned to weather any difficulties it might encounter.  The Company currently has 404,700 square feet of vacant space in its consolidated core property portfolio.  Of this vacant space, 178,000 square feet, or 43.9% of the Company's vacant space in its consolidated core property portfolio, is located in two properties that have been more difficult to lease or are in various stages of redevelopment.  One of the properties is a 189,000 sf property with 68,000 sf vacant.  We are in the process of seeking a zoning change for the property to allow for a higher and better use that we feel will increase the value of the property.  We expect to have the new zoning approved in fiscal 2014.  The second property is a 200,000 sf shopping center with 110,000 sf vacant.  Of this vacant space, 84,000 sf is basement space.  The Company is in the process of converting this space to a self-storage use and expects the lease-up of the self-storage to take between 24-48 months from completion of the conversion.  Once completed, we believe that the income derived from this new use will be in excess of the rents previously received on the basement space prior to the space becoming vacant in January 2013.  With the two aforementioned properties excluded, the Company's leased rate on its remaining 65 property portfolio would be 94.59%.

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

●
Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration in Fairfield County, Connecticut, Westchester and Putnam Counties, New York and Bergen County, New Jersey

●	Hold core properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
●	Selectively dispose of underperforming properties and re-deploy the proceeds into properties located in the northeast region
●	Increase property values by aggresively marketing available GLA and renewing existing leases
●	Renovate, reconfigure or expand existing properties to met the needs of existing or new tenants
●	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
●	Control property operating and administrative costs

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the six month periods ended April 30, 2014 and 2013, the Company increased its allowance for doubtful accounts by $359,000 and $476,000, respectively.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real property may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at April 30, 2014.

Liquidity and Capital Resources
At April 30, 2014, the Company had unrestricted cash and cash equivalents of $8.6 million compared to $2.9 million at October 31, 2013.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a conservative capital structure with low leverage levels by commercial real estate standards.  As a result of this low leverage level, the Company has been able to avoid the balance sheet recapitalizations that many other commercial real estate companies have had to undertake during the recent down-turn in the economy.  The Company maintains a ratio of total debt to total assets below 34% and a very strong fixed charge coverage ratio of over 2.3 to 1, which we believe will allow the Company to obtain additional secured mortgage, or other types of borrowings, if necessary.  The Company does not have any fixed rate debt coming due until fiscal 2015 and has 44 properties in its consolidated core portfolio that are not encumbered by secured mortgage debt. At April 30, 2014, the Company had loan availability of $43 million on its unsecured revolving line of credit.

The Company is currently experiencing a reduction of rental revenues at some of its properties because of tenant vacancies.  Until these vacancies are re-leased and new tenants begin to pay rent, the Company's cash flow will continue to be negatively affected.  Although the Company does not anticipate having to reduce its dividend on common stock, and has no plans to do so, a further significant decline in rental revenue, without a corresponding reduction in expenses, could lead the Company to conclude that it should reduce its common stock dividend until the dividend payout ratio returns to more conservative levels.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $22.3 million for the six months ended April 30, 2014 compared to $24.6 million in the comparable period of fiscal 2013. The net decrease in operating cash flows in the first six months of fiscal 2014 when compared with the corresponding prior period was due primarily to the Company receiving a one-time payment of  $1.3 million in the first six months of fiscal 2013 from the State of Connecticut as further compensation for property easements provided to the State of Connecticut relating to the re-construction of a state highway that bisects one of the Company's properties; an increase in restricted cash related to two mortgages that were assumed with the property acquisitions in the first quarter of fiscal 2014; and an increase in fiscal 2014 for prepaid real estate taxes and commercial insurance premiums.

Investing Activities

Net cash flows used in investing activities amounted to $19.0 million for the six months ended April 30, 2014 compared to $44.5 million in the comparable period of fiscal 2013. The net decrease in cash flows used in investing activities in fiscal 2014 when compared to the corresponding prior period was the result of purchasing three properties in the first six months of fiscal 2014 for a net investment of $21.0 and purchasing equity interests in two unconsolidated joint ventures in the first half of fiscal 2014 for $6.6 million versus purchasing equity interests in eight properties in the first six months of fiscal 2013 for a net investment of $14.2 million and purchasing equity interests in two unconsolidated joint ventures in the first half of fiscal 2013 for $18.0 million..  In addition, in the first six months of fiscal 2013, the Company purchased $28 million in marketable securities with proceeds from a completed stock offering in September 2012.  This cash used in the first six months of fiscal 2013 was partially offset by the repayment of a $13 million loan made by the Company in a prior year to one of its unconsolidated joint ventures.  In addition, cash flows from investing activities increased when compared with the prior period as a result of the Company selling three properties in the first quarter of fiscal 2014 that raised proceeds of $17.4 million versus selling one property in the first quarter of fiscal 2013 that raised cash proceeds of $4.5 million.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $2.3 million in the first six months of fiscal 2014 compared with net cash used in financing activities of $35.4 million in the comparable period of fiscal 2013. The change in net cash provided/used in financing activities in the first six months of fiscal 2014 when compared to the corresponding period of fiscal 2013 was attributable predominantly to the Company borrowing a net $27.1 million on its Unsecured Revolving Credit Facility ("Facility") described below in the first six months of fiscal 2014 compared to no borrowings in the comparable period of fiscal 2013.  In addition, in the first six months of fiscal 2013, the Company repaid $11.6 million on the Facility.  In the first quarter of fiscal 2014, the Company also increased the annualized dividend rate on the Company's outstanding Class A Common stock by $0.01 per share.  The first six months of fiscal 2013 also included the payment of dividends on the Company's Series C Preferred stock that was redeemed in May 2013.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $180 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 5.278% at April 30, 2014. The mortgage loans with fixed interest rates are secured by 16 properties with a net book value of $286.4 million and have fixed rates of interest ranging from 2.78% to 11.31%.  The Company made principal payments of $1.9 million in the six months ended April 30, 2014 compared to $1.45 million in the comparable period of fiscal 2013.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2014.

As of April 30, 2014, $43 million is available to be drawn on the Facility.

Off-Balance Sheet Arrangements

The Company has seven off-balance sheet investments in real estate property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity interest in the Midway Shopping Center L.P., a 50% equity interest in the Chestnut Ridge Shopping Center and Plaza 59 Shopping Centers, a 20% economic interest in a partnership that owns a retail real estate investment and a 50% equity interest in the Gateway Plaza Shopping Center and Applebee's at Riverhead.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 5, "Investments in and Advances to Unconsolidated Joint Ventures" in the accompanying financial statements.

Capital Expenditures

The Company invests in its existing properties and regularly makes capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the six months ended April 30, 2014, the Company paid approximately $8.7 million for property improvements, tenant improvements and leasing commission costs (approximately $3.9 million representing recurring property improvements and approximately $4.8 million related to new tenant space improvements and leasing costs).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $6.4 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2014.  The increase in new tenant costs when compared to the corresponding period of fiscal 2013 predominantly relate to the two properties discussed earlier in Item 2 that are under re-development along with our Briarcliff, NY property that is also under re-development to accommodate a new lease with CVS.  We expect CVS to take possession of the space sometime in the summer of 2014.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

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

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $11.0 million a 56,000 square foot retail shopping center located in Bloomfield NJ.  The acquisition required the assumption of an existing mortgage in the amount of $7.7 million. The mortgage loan requires monthly payments of principal and interest at a fixed rate of 5.5% per annum.  The mortgage matures in August 2016.  The Company funded the equity needed to complete the purchase with borrowings under its Facility.

In January 2014, the Company, through a wholly-owned subsidiary, purchased for $9.0 million a 31,000 square foot retail shopping center located in Bethel, CT.  The Company funded the equity needed to complete the purchase with proceeds from the sale of its two non-core properties in December 2013.

In February 2014, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in the Gateway Plaza Shopping Center ("Gateway") for $6.1 million and Applebee's at Riverhead ("Applebee's") for $1.1 million.  Both investments were inclusive of The Company assuming its 50% interest in the mortgages encumbering both properties. Both properties are located in Riverhead, New York ("Riverhead Properties").  Gateway, a 194,000 square foot shopping center anchored by a new 168,000 square foot Walmart also has 27,000 additional square feet of newly constructed in-line space that is in the process of being leased.  The Applebee's property has a 5,400 square foot free standing Applebee's restaurant with additional development rights of 7,200 square feet.  The Company accounts for its investment in the Riverhead Properties under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investments. Simultaneously to the acquisition of Gateway, a $14.0 million non-recourse first mortgage payable was placed on the property with $12 million of the proceeds distributed to the seller. The remaining $2.0 million of the principal was held in escrow by the lender until certain conditions are met regarding the leasing of the 27,000 square foot building.  The new mortgage has a term of ten years and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

In May of 2014, the Company entered into a contract to purchase, for $47.4 million, a 89,000 square foot retail property located in the Company's core marketplace.  In conjunction with entering into the contract the Company placed a deposit of $750,000 with the seller.  The Company plans on funding the acquisition with a combination of available cash, borrowings under its Facility and a non-recourse mortgage secured by the subject property.

Lease Rollovers
For the first two quarters of fiscal 2014, we signed leases for a total of 271,700 square feet of retail space in our consolidated core portfolio.  New leases for vacant spaces were signed for 74,800 square feet at an average rental increase of 8.43% on a cash basis, excluding 13,300 square feet of new leases for which there was no prior rent history available. Renewals for spaces that were occupied with a tenant were signed for 183,600 square feet at an average rental decrease of 0.34% on a cash basis.

Tenant improvements averaged $22.56 per square foot for new leases and $13.67 per square foot for renewals for the six months ended April 30, 2014. The average term for new leases was 6.64 years and the average term for renewal leases was 3.07 years.

The rental increases/decreases associated with new and renewal leases generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent paid on the expiring lease and minimum rent to be paid on the new lease in the first year. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, the age of the expiring lease, capital investment made in the space and the specific lease structure. Tenant improvements include the total dollars committed for the improvement (fit-out) of a space as it relates to a specific lease but may also include base building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives (if applicable) include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

The leases signed in 2014 generally become effective over the following one to two years. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases/decreases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

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

	Six Months Ended		Three Months Ended
	April 30,		April 30,

	2014	2013	2014	2013
Revenues	$141	$798	$-	$399
Property operating expense	-	-	-	-
Depreciation and amortization	-	(33)	-	(17)
Income from discontinued operations	$141	$765	$-	$382

Properties Held for Sale
The Company has early adopted FASB Accounting Standards Update No. 2014-08 "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360)" (together, "ASU 2014-08"), which change the requirements for reporting discontinued operations in accordance with ASC Topic 205-20.  As a result of this update, beginning in this fiscal quarter, the Company will no longer classify individual properties that are either disposed of or are classified as held for sale as discontinued operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.  ASU 2014-08, requires previously reported assets that qualified for discontinued operations reporting to continue to be reported in that manner.

In April 2014, the Company reached a decision to actively market for sale one of its properties located in Springfield, MA as that property no longer met the Company's investment objectives.  In accordance with ASC 360-10-45, the asset met all of the criteria to be classified as held for sale but because the net book value of the Springfield asset is insignificant to financial statement presentation the Company will not include the asset as held for sale on the consolidated balance sheet for all periods presented.  The Company hopes to find a buyer and to complete the sale sometime in fiscal 2014.

The operating results of the Springfield property which are included in the continuing operations were as follows (amounts in thousands):

	Six Months Ended		Three Months Ended
	April 30,		April 30,

	2014	2013	2014	2013
Revenues	$2,106	$2,203	$1,121	$1,031
Property operating expense	(1,070)	(1,019)	(652)	(496)
Depreciation and amortization	(341)	(326)	(163)	(163)
Net Income	$695	$858	$306	$372

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

Management considers FFO a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance, such as gains (or losses) from sales of property and depreciation and amortization.  However, FFO:

●
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

●	should not be considered an alternative to net income as an indication of the Company's performance

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the six months and three months ended April 30, 2014 and 2013 (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,

	2014	2013	2014	2013
Net Income Applicable to Common and Class A Common Stockholders	$18,646	$2,380	$2,881	$3,086

Real property depreciation	7,697	6,507	3,921	3,282
Amortization of tenant improvements and allowances	1,450	1,597	781	803
Amortization of deferred leasing costs	252	211	140	108
Depreciation and amortization on discontinued operations	-	33	-	17
Depreciation and amortization on unconsolidated joint ventures	576	450	314	262
(Gain)/loss on sale of asset	(12,612)	175	-	96
Funds from Operations Applicable to Common and Class A Common Stockholders	$16,009	$11,353	$8,037	$7,654

Net Cash Provided by (Used in):
Operating Activities	$22,340	$24,594	$14,694	$14,105
Investing Activities	$(18,961)	$(44,476)	$(11,457)	$(4,212)
Financing Activities	$2,262	$(35,375)	$(1,724)	$(12,495)

FFO amounted to $16.0 million in the first six months of fiscal 2014 compared to $11.4 million in comparable period of fiscal 2013.  The net increase in FFO is attributable, among other things, to: a) the Company incurring $4.2 million in one-time preferred stock redemption charges in the first six months of fiscal 2013; b) the Company paying $952,000 in preferred stock dividends on its Series C preferred stock in the first half of fiscal 2013 (the Series C preferred stock was redeemed in May 2013); and c) the additional net income from properties acquired in the last two quarters of fiscal 2013 and the first two quarters of fiscal 2014.

FFO amounted to $8.0 million in the three months ended April 30, 2014 compared to $7.7 million in comparable period of fiscal 2013.  The net increase in FFO is attributable, among other things, to: a) the Company incurring $406,000 preferred stock redemption charges in the second quarter of fiscal 2013 and b) an increase of $476,000 in preferred stock dividends mainly the result of the Company issuing a new series of preferred stock in October 2012 in advance of being able to redeem its Series C Preferred Stock.

Results of Operations

The following information summarizes the Company's results of operations for the six month and three months periods ended April 30, 2014 and 2013 (amounts in thousands):

	Six Months Ended
	April 30,				Change Attributable to:
Revenues	2014	2013	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods (Note 1)
Base rents	$36,993	$34,036	$2,957	8.7%	$2,757		$200
Recoveries from tenants	13,133	11,887	1,246	10.5%	1,234		12
Other income	968	1,100	(132)	(12.0%)	33		(165)

Operating Expenses
Property operating expenses	10,876	9,695	1,181	12.2%	749		432
Property taxes	8,567	7,537	1,030	13.7%	662		368
Depreciation and amortization	9,435	8,348	1,087	13.0%	905		182
General and administrative expenses	4,087	4,146	(59)	(1.4%)	n/	a	n/	a

Other Income/Expenses
Interest expense	5,009	4,243	766	18.1%	819		(53)
Interest, dividends and other investment income	70	1,242	(1,172)	(94.4%)	n/	a	n/	a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2014 and 2013.  All other properties are included in the property acquisition column.  There are no properties excluded from the analysis.

	Three Months Ended
	April 30,				Change Attributable to:
Revenues	2014	2013	Increase (decrease)	% Change	Property Acquisitions		Properties Held In Both Periods (Note 2)
Base rents	$18,780	$17,095	$1,685	9.9%	$1,510		$175
Recoveries from tenants	6,751	5,564	1,187	21.3%	803		384
Other income	421	375	46	12.3%	32		14

Operating Expenses
Property operating expenses	5,950	4,437	1,513	34.1%	468		1,045
Property taxes	4,235	3,729	506	13.6%	372		134
Depreciation and amortization	4,859	4,210	649	15.4%	496		153
General and administrative expenses	1,983	1,994	(11)	(0.6%)	n/	a	n/	a

Other Income/Expenses
Interest expense	2,605	2,023	582	28.8%	497		85
Interest, dividends and other investment income	19	510	(491)	(96.3%)	n/	a	n/	a

Note 2 – Properties held in both periods includes only properties owned for the entire periods of 2014 and 2013.  All other properties are included in the property acquisition column.  There are no properties excluded from the analysis.

Revenues:
Base rents increased by 8.7% to $37.0 million for the six month period ended April 30, 2014 as compared with $34.0 million in the comparable period of 2013. Base rents increased 9.9% to $18.8 million for the three months ended April 30, 2014 as compared with $17.1 million in the comparable period of 2013. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2013 and the first half of fiscal 2014, the Company purchased equity interests in fourteen properties totaling approximately 327,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during the six month and three month periods ended April 30, 2014.  In addition, the Company purchased an equity interest in two properties in the first six months of fiscal 2014 that are accounted for by the equity method of accounting and are not consolidated into the financial statements of the Company and as such are not included in any of the variance analysis presented below.

Properties Held in Both Periods:

Revenues
Base rents increased during the six month and three month periods ended April 30, 2014 by $200,000 and $175,000, respectively when compared with the corresponding prior periods as the percentage of the portfolio that was leased was increased slightly.  In the first half of fiscal 2014, the Company leased or renewed 271,700 square feet (or approximately 6.3% of total consolidated core property leasable area).  At April 30, 2014, the Company's consolidated core properties were approximately 90.6% leased, an increase of 0.46% from the end of fiscal 2013 and an increase of 1.4% from the end of fiscal 2012.  Overall core property occupancy increased to 87.4% at April 30, 2014 from 86.9% at the end of fiscal 2013.

In the six month and three month periods ended April 30, 2014, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by a net $12,000 and $384,000, respectively. This net increase was a result of higher operating expenses at its properties held in both periods due predominantly to an increase in expenses relating to parking lots, building roofs, building repairs and snow removal.

Interest, dividends and other investment income decreased in the six month and three month periods ended April 30, 2014 when compared to the corresponding prior periods by $1.2 million and $491,000, respectively predominantly as a result of the Company investing approximately $28 million of the proceeds from its two equity offerings completed in October 2012 in income producing securities in the first half of fiscal 2013.  These securities were sold in the third quarter of fiscal 2013.

Expenses
Property operating expenses for properties held in both periods increased in the six month and three month periods ended April 30, 2014 when compared with the corresponding prior periods by $432,000 and $1.0 million, respectively, as a result of an increase in expenses relating to parking lots, building roofs, building repairs and snow removal cost.

Real estate taxes for properties held in both periods increased in the six month and three month periods ended April 30, 2014 when compared with the corresponding prior periods as a result of normal tax assessment increases.

Interest expense for properties owned in the six month and three month periods ended April 30, 2014 was relatively unchanged as a result of normal amortization of secured mortgages causing a reduction in interest expense offset by an increase in unsecured borrowing in the first six months of fiscal 2014 when compared to the first six months of fiscal 2013 which caused an increase in interest expense.

Depreciation and amortization expense from properties held in both periods was relatively unchanged.

General and administrative was relatively unchanged.

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

As of April 30, 2014 the Company had $36.3 million outstanding under its unsecured revolving credit facility with interest rates based on LIBOR which is a variable rate measure.  If LIBOR were to increase by 1% per annum, the company's interest expense would increase by approximately $363,000 per annum.

The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 5.278% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended April 30, 2014, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October of 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares of Common stock and Class A Common stock and Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.  For the six month and three month periods ended April 30, 2014, the Company did not repurchase any shares of stock under wither the Original Program or the Current Program.

There is no assurance that the Company will repurchase the full amount of shares authorized.

Index

Item 6.  Exhibits

10.1	Amended and Restated Restricted Stock Plan (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)).[1]

10.2	Change in Control Agreement (incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)).[1]

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

[1] Management contract, compensatory plan or arrangement.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 9, 2014	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Amended and Restated Restricted Stock Plan (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)).[1]

10.2	Change in Control Agreement (incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)).[1]

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

[1] Management contract, compensatory plan or arrangement.