Form 10-K
period 2014-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2015-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-12803

URSTADT BIDDLE PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 863-8200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Class A Common Stock, par value $.01 per share	New York Stock Exchange

7.50% Series D Senior Cumulative Preferred Stock	New York Stock Exchange

7.125% Series F Cumulative Preferred Stock	New York Stock Exchange

6.75% Series G Cumulative Preferred Stock	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐	No ☒

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2014 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $39,371,000; Class A Common Shares, par value $.01 per share, $470,704,000.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 9, 2015 (latest date practicable): 9,345,559 Common Shares, par value $.01 per share, and 26,579,465 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 25, 2015 (certain parts as indicated herein) (Part III).

PART I
Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company's properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC").

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

Description of Business

The Company's sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the metropolitan New York tri-state area outside of the City of New York.  The Company's core properties consist principally of neighborhood and community shopping centers, seven office buildings and one office/retail mixed-use property.  The Company seeks to identify desirable properties for acquisition, which it acquires in the normal course of business.  In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

The Company intends to continue to invest substantially all of its assets in income-producing real estate, with an emphasis on neighborhood and community shopping centers, although the Company will retain the flexibility to invest in other types of real property.  While the Company is not limited to any geographic location, the Company's current strategy is to invest primarily in properties located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.

At October 31, 2014, the Company owned or had equity interests in seventy properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in four states throughout the United States, containing a total of 4.8 million square feet of gross leasable area ("GLA").  For a description of the Company's individual investments, see Item 2 – Properties.

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

Core Properties

The Company considers those properties that are directly managed by the Company, concentrated in the retail sector and located close to the Company's headquarters in Fairfield County, Connecticut, to be core properties.  All seventy properties the Company owns or has an equity interest in (seven of which are accounted for under the equity method of accounting) are considered core properties, consisting of sixty-two retail properties, seven office buildings (including the Company's executive headquarters) and one mixed use office/retail property.  The Company's core properties collectively had 795 tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2014, the sixty-three consolidated core properties were 94.8% leased.   At October 31, 2014, the Company had equity investments in seven core properties which it does not consolidate; those properties were 97.7% leased.  The Company believes the core properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of monthly fixed base rentals and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2014, no single tenant comprised more than 8.2% of the total annual base rents of the Company's core properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our core properties as of October 31, 2014.

Tenant	Number of Stores	% of Total Annual Base Rent of Core Properties

Stop & Shop Supermarket	5	8.2%
A&P Supermarkets	6	5.1%
CVS	8	4.5%
TJX Companies	6	4.1%
Bed Bath & Beyond	3	3.6%
Staples	4	2.3%
Toys R Us	1	1.8%
BJ's	1	1.6%
Big Y	2	1.4%
ShopRite	2	1.4%
	38	34.0%

See Item 2 – Properties for a complete list of the Company's core properties.

The Company's single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center ("Ridgeway").

Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 350,000 square feet of GLA.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2014, Ridgeway revenues represented approximately 13% of the Company's total revenues and approximately 9% of the Company's total assets at October 31, 2014. As of October 31, 2014, Ridgeway was 99% leased. The property's largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath and Beyond (14%) and Marshall's Inc., a division of the TJX Companies (11%).  No other tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2014 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent That is Represented By the Expiring Leases
2015	5	17,700	$671,888	6%
2016	2	3,900	150,803	1%
2017	4	62,900	2,150,525	20%
2018	11	99,000	3,439,076	32%
2019	1	800	45,440	0%
2020	2	29,400	468,573	4%
2021	1	42,700	826,185	8%
2022	3	22,400	797,159	8%
2023	5	60,300	1,871,656	18%
2024	1	6,500	259,854	3%

Total	35	345,600	$10,681,159	100%

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

In December 2013, the Company sold its two non-core properties.  The Company reinvested the proceeds into core properties in its core marketplace.

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

Matters Relating to the Real Estate Business

The Company is subject to certain business risks arising in connection with owning real estate which include, among others, (1) the bankruptcy or insolvency of, or a downturn in the business of, any of its major tenants, (2) the possibility that such tenants will not renew their leases as they expire, (3) vacated anchor space affecting an entire shopping center because of the loss of the departed anchor tenant's customer drawing power or the difficulty in re-leasing that space as a result of co-tenancy lease clauses in other tenants leases, (4) risks relating to leverage, including uncertainty that the Company will be able to refinance its indebtedness, and the risk of higher interest rates, (5) potential liability for unknown or future environmental matters, and (6) the risk of uninsured losses. Unfavorable economic conditions could also result in the inability of tenants in certain retail sectors to meet their lease obligations and otherwise could adversely affect the Company's ability to attract and retain desirable tenants.  The Company believes that its shopping centers are relatively well positioned to withstand adverse economic conditions since they typically are anchored by grocery stores, drug stores and discount department stores that offer day-to-day necessities rather than luxury goods. For a discussion of various business risks, see Item 1A – Risk Factors.

Compliance with Governmental Regulations

The Company, like others in the commercial real estate industry, is subject to numerous environmental laws and regulations.  Although potential liability could exist for unknown or future environmental matters, the Company believes that its tenants are operating in accordance with current laws and regulations.

Competition

The real estate investment business is highly competitive.  The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, the Company's properties are subject to local competitors from the surrounding areas.  The Company's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where the Company's retail properties are located.  In addition, the retail industry is seeing greater competition from internet retailers who do not need to establish "brick and mortar" locations for their businesses. This reduces the demand for traditional retail space in shopping centers like ours and other grocery anchored shopping center properties.  The Company's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing decisions are generally determined by prospective tenants on the basis of, among other things, rental rates, location, and physical quality of the property and availability of space.

The Company does not consider its real estate business to be seasonal in nature.

Property Management

The Company actively manages and supervises the operations and leasing at all of its core properties.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  It occupies approximately 10,000 square feet in a two-story office building owned by the Company. The Company has 42 employees and believes that its relationship with its employees is good.

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2014, approximately 94% of our total revenues were from properties located in this area. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our core properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2014, Ridgeway revenues represented approximately 13% of the Company's total revenues and approximately 9% of the Company's total assets at October 31, 2014.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

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
·
requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt; and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future.

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and failure to comply could result in defaults that accelerate the payment under our debt.  Our unsecured revolving credit agreement and unsecured term loan contain financial and other covenants which may limit our ability, without our lenders' consent, to engage in operating or financial activities that we may believe desirable.  Our mortgage notes payable contain customary covenants for such agreements including, among others, provisions:

·	relating to the maintenance of the property securing the debt;
·	restricting our ability to assign or further encumber the properties securing the debt; and
·	restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.

Our unsecured revolving credit facility and unsecured term loan contain, among others, provisions restricting our ability to:

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

In addition, covenants of unsecured revolving credit facility and unsecured term loan (i) limit the amount of debt we may incur, excluding preferred stock, as a percentage of gross asset value, as defined in the agreement, to less than 55% (leverage ratio), (ii) require earnings before interest, taxes, depreciation and amortization to be at least 175% of fixed charges, (iii) require net operating income from unencumbered properties to be at least 200% of unsecured interest expenses, (iv) require not more than 15% of gross asset value, as defined in the agreement, to be attributable to the Company's pro rata share of the value of unencumbered properties owned by non-wholly owned subsidiaries or unconsolidated joint ventures, and (v) require at least 10 unencumbered properties in the unencumbered asset pool.

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

Our access to debt or equity capital depends on a number of factors, including the general state of the capital markets, the markets perception of our growth potential, our ability to pay dividends, and our current and potential future earnings.  Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

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
·
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

·
We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman, who beneficially owns 46.9% of our outstanding Common Stock and 0.3% of our outstanding Class A common stock or to Mr. Willing L. Biddle, our CEO, who beneficially owns 28.3% of our outstanding Common Stock and 0.2% of our outstanding Class A Common Stock, each as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 66.7% of our outstanding voting interests.  Together as a group Messrs. Urstadt, Biddle, and the other directors and executive officers hold approximately 67.2% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A common stock.  The ownership limitation may discourage a takeover or other transaction that our stockholders believe to be desirable.

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

Our stockholder rights plan could deter a change of control.  We have adopted a stockholder rights plan.  This plan may deter a person or a group from acquiring more than 10% of the combined voting power of our outstanding shares of common stock and Class A common stock because, after (i) the person or group acquires more than 10% of the combined voting power of our outstanding common stock and Class A common stock, or (ii) the commencement of a tender offer or exchange offer by any person (other than us, any one of our wholly owned subsidiaries or any of our employee benefit plans, or certain exempt persons), if, upon consummation of the tender offer or exchange offer, the person or group would beneficially own 30% or more of the combined voting power of our outstanding shares of common stock and Class A common stock, all other stockholders will have the right to purchase securities from us at a price that is less than their fair market value.  This would substantially reduce the value of the stock owned by the acquiring person.  Our board of directors can prevent the plan from operating by approving the transaction and redeeming the rights.  This gives our board of directors significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in us.  The rights plan exempts acquisitions of common stock and Class A common stock by Mr. Charles J. Urstadt, Willing L. Biddle, members of their families and certain of their affiliates.

Item 1B.                          Unresolved Staff Comments.

None.

Item 2.            Item 2.          Properties.

Core Pro   Core Properties

The follo   The following table sets forth information concerning each core property at October 31, 2014.  Except as otherwise noted, all core properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT	1997	1950	2002	350,000	13.6	35	99	Stop & Shop Supermarket
Meriden, CT	2001	1989	1993	316,000	29.2	28	96	Big Y Supermarket
Stratford, CT	1988	1978	2005	276,000	29	19	94	Stop & Shop Supermarket
Scarsdale, NY (1)	2004	1958	2010	247,000	14	29	99	ShopRite Supermarket
New Milford, CT	2002	1972	2010	233,000	20	11	98	Walmart
Riverhead, NY (4)	-	2014	2014	195,000	20.7	2	97	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	17	98	Christmas Tree Shops
White Plains, NY	1994	1958	2003	191,000	3.5	7	65	Toys "R" Us
Carmel, NY (2)	2006	1971	2010	190,000	22	36	95	Hannaford Brothers
Ossining, NY	2000	1978	1998	137,000	11.4	28	100	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26	28	92	Home Goods
Carmel, NY	1999	1983	1995	129,000	19	19	98	ShopRite Supermarket
Yorktown, NY	1997	1973	2005	117,000	16.4	8	68	Staples
Newark, NJ (3)	-	1995	2008	108,000	8.4	14	96	Pathmark Supermarket
New Providence, NJ	2010	1965	2013	107,000	7.8	19	96	A&P Supermarket
Wayne, NJ	1992	1959	1992	102,000	9	44	95	A&P Supermarket
Newington, NH	1994	1975	1979	102,000	14.3	7	97	Jo-Ann Fabrics
Darien, CT	1992	1955	1998	96,000	9.5	22	100	Stop & Shop Supermarket
Emerson, NJ	2013	1981	2007	93,000	7	17	91	ShopRite Supermarket
New Milford, CT	-	1966	2008	81,000	7.6	4	92	Big Y Supermarket
Somers, NY	-	1991	1999	80,000	10.8	31	95	CVS
Orange, CT	-	1990	2003	78,000	10	13	100	Trader Joe's Supermarket
Montvale, NJ (4)	2010	1965	2013	76,000	9.9	15	94	The Fresh Market
Orangeburg, NY (5)	2014	1966	2012	74,000	10.6	27	91	CVS
New Milford, CT	-	2003	2011	72,000	8.8	8	90	TJ Maxx
Eastchester, NY	2013	1978	1997	70,000	4	13	100	A&P Fresh
Fairfield, CT	-	1995	2011	63,000	7	3	100	Marshall's
Boonton, NJ	-	1999	2014	63,000	5.4	10	100	A&P
Yonkers, NY	-	1982	2014	58,000	5	13	100	A&P
Bloomfield, NJ	-	1977	2014	56,000	5.1	10	95	A&P
Ridgefield, CT	1999	1930	1998	53,000	2.1	37	93	Keller Williams
Cos Cob, CT	2008	1986	2014	48,000	1.1	37	93	CVS
Briarcliff Manor, NY	2014	1975	2001	47,000	1	15	77	CVS
Westport, CT	-	1986	2003	40,000	3	8	100	Pier One Imports
Old Greenwich, CT	-	1976	2014	40,000	1.4	16	94	Kings Supermarket
Rye, NY	-	Various	2004	39,000	1	18	96	Zona Fresca
Danbury, CT	2012	1988	2002	33,000	2.7	4	55	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4	7	100	Nutmeg Liquors
Ossining, NY	2001	1981	1999	29,000	4	4	100	Westchester CC
Katonah, NY	1986	Various	2010	28,000	1.7	26	100	Squires
Pelham, NY	2014	1975	2006	26,000	1	8	96	Manor Market
Spring Valley, NY (4)	-	1950	2013	24,000	1.6	10	88	Spring Valley Foods
Eastchester, NY	2014	1963	2012	24,000	2.1	5	100	CVS
Various (6)	-	Various	2013	20,000	5	6	100	Friendly's Restaurants
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100	RiteAid
Somers, NY	-	1987	1992	19,000	4.9	12	100	Putnam County Savings
Cos Cob, CT	1970	1947	2013	15,000	0.9	7	87	Jos A Bank
Monroe, CT	-	2005	2007	10,000	2	6	100	Starbucks
Greenwich, CT	-	1961	2013	10,000	0.8	6	100	Cosi
Riverhead, NY (4)	-	2000	2014	5,000	2.7	1	100	Applebee's

Office Properties and Bank Branches
Greenwich, CT	-	various	various	58,000	2.8	12	77	UBP
Bronxville and Yonkers, NY	-	1960	2008 & 2009	19,000	0.7	4	100	People's United Bank, JP Morgan Chase
Bernardsville, NJ	-	1970	2013	14,000	1.1	7	73	Laboratory Corp
Chester, NJ	-	1950	2013	9,000	2.0	1	100	Little Sprouts Univ.
				4,750,000	435.7	795

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
(5) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (21.7% Ownership Interest)
(6) The Company owns six separate free standing properties, four of which are occupied 100% by a Friendly's Restaurant, the properties are located in New York, New Jersey and Connecticut.

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated core properties for leases in place as of October 31, 2014, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent That is Represented By The Expiring Leases
2015 (1)	152	359,063	$9,467,094	13%
2016	92	273,767	7,032,891	9%
2017	90	396,690	9,580,473	13%
2018	74	509,187	10,185,902	13%
2019	78	383,002	6,879,092	9%
2020	46	340,806	6,019,906	8%
2021	32	197,420	4,483,204	6%
2022	42	306,413	5,779,442	8%
2023	28	191,922	5,349,716	7%
2024	23	122,954	2,916,115	4%
Thereafter	32	526,220	7,955,679	10%

Total	689	3,607,444	$75,649,514	100%

(1)	Represents lease expirations from November 1, 2014 to October 31, 2015 and month-to-month leases.

Item  3.                                        Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Item 4.                          Mine Safety Disclosures.

Not Applicable

PART II

Item 5.                          Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity  Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA," respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2014 and 2013 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2014		Fiscal Year Ended October 31, 2013
	Low	High	Low	High
First Quarter	$15.39	$16.39	$17.48	$18.72
Second Quarter	$15.64	$17.99	$18.29	$19.60
Third Quarter	$17.28	$18.44	$17.52	$20.13
Fourth Quarter	$16.90	$18.65	$16.27	$19.00

Class A Common shares:	Fiscal Year Ended October 31, 2014		Fiscal Year Ended October 31, 2013
	Low	High	Low	High
First Quarter	$18.13	$19.64	$18.12	$20.25
Second Quarter	$18.45	$20.96	$20.24	$22.27
Third Quarter	$20.04	$21.48	$19.75	$23.05
Fourth Quarter	$19.88	$22.08	$18.91	$21.46

(b) Approximate Number of Equity Security Holders

At December 31, 2014 (latest date practicable), there were 739 shareholders of record of the Company's Common Stock and 732 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2014 and 2013:

		Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion
January 17, 2014	$.225	$.108	$.031	$.086	$.2525	$.12125	$.035	$.09625
April 17, 2014	$.225	$.108	$.031	$.086	$.2525	$.12125	$.035	$.09625
July 18, 2014	$.225	$.108	$.031	$.086	$.2525	$.12125	$.035	$.09625
October 17, 2014	$.225	$.108	$.031	$.086	$.2525	$.12125	$.035	$.09625
	$.90	$.432	$.124	$.344	$1.01	$.485	$.140	$.385

		Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion
January 18, 2013	$.225	$.108	$.014	$.103	$.25	$.12	$.016	$.114
April 19, 2013	$.225	$.108	$.014	$.103	$.25	$.12	$.016	$.114
July 19, 2013	$.225	$.108	$.014	$.103	$.25	$.12	$.016	$.114
October 18, 2013	$.225	$.108	$.014	$.103	$.25	$.12	$.016	$.114
	$.90	$.432	$.056	$.412	$1.00	$.48	$.064	$.456

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2014, the Company made distributions to stockholders aggregating $0.90 per Common share and $1.01 per Class A Common share. On December 11, 2014, the Company's Board of Directors approved the payment of a quarterly dividend payable January 16, 2015 to stockholders of record on January 5, 2015. The quarterly dividend rates were declared in the amounts of $0.2250 per Common share and $0.255 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2014, 1,192,047 shares of Common Stock and 233,727 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares of Common stock and Class A Common stock and Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.  For the three month period ended October 31, 2014, the Company did not repurchase any shares of stock under either the Original Program or the Current Program.

The following table sets forth the shares repurchased by the Company during the three-month period ended October 31, 2014:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
August 1, 2014 – August 31, 2014	-	-	-	1,270,822
September 1, 2014 – September 30, 2014	-	-	-	1,270,822
October 1, 2014 – October 31, 2014	-	-	-	1,270,822

Item 6.                          Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2014	2013	2012	2011	2010
Balance Sheet Data:
Total Assets	$819,005	$650,026	$724,243	$576,264	$557,053

Revolving Credit Lines and Unsecured Term Loan	$40,550	$9,250	$11,600	$41,850	$11,600

Mortgage Notes Payable and Other Loans	$205,147	$166,246	$143,236	$118,135	$118,202

Preferred Stock Called For Redemption	$61,250	$-	$58,508	$-	$-

Redeemable Preferred Stock	$-	$-	$21,510	$96,203	$96,203

Operating Data:
Total Revenues	$102,328	$95,203	$90,395	$90,468	$84,267

Total Expenses and payments to noncontrolling interests	$75,927	$70,839	$64,367	$61,535	$58,641

Income from Continuing Operations before Discontinued Operations	$53,091	$29,105	$27,282	$30,483	$26,022

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$1.22	$.31	$.42	$.63	$.52
Common Stock	$1.09	$.28	$.38	$.57	$.47

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$1.19	$.30	$.41	$.61	$.51
Common Stock	$1.06	$.27	$.36	$.55	$.46

Cash Dividends Paid on:
Class A Common Stock	$1.01	$1.00	$.99	$.98	$.97
Common Stock	$.90	$.90	$.90	$.89	$.88

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$50,915	$50,952	$52,504	$46,548	$45,156

Investing Activities	$(54,624)	$(49,631)	$(10,778)	$(42,351)	$(51,179)

Financing Activities	$73,793	$(76,468)	$31,837	$(15,343)	$11,358

Funds from Operations (Note 1)	$33,032	$29,506	$30,627	$34,453	$30,053

Note 11: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance.  However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20.

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward-Looking Statements
This Item 7 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements, other than statements of historical facts, included in this Item 7 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Many of these risks are discussed in Item 1A. Risk Factors.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2014, the Company owned or had equity interests in 70 properties containing a total of 4.8 million square feet of GLA of which approximately 95.3% was leased (94.2% at October 31, 2013).  The above percentages exclude the Company's White Plains property.  In November, 2014, the Company obtained a zoning change from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company is maintaining vacancies to make potential redevelopment possible.  Included in the 70 properties are equity interests in seven unconsolidated joint ventures, these joint ventures were approximately 97.7% leased at October 31, 2014 (96.1% at October 31, 2013).  The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 20 consecutive years.

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

The Company has a conservative capital structure and does not have any secured debt maturing until August 2015.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

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

Key elements of the Company's growth strategies and operating policies are to:

•
Acquire neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan New York tri-state area outside of the City of New York

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at October 31, 2014.

Liquidity and Capital Resources
In October 2014, the Company completed the sale of 2.8 million shares of Series G - 6.75% preferred stock that raised net proceeds of $67.8 million.  In November 2014 (subsequent to year end), the Company completed the sale of an additional 200,000 shares of the Series G preferred stock that raised an additional $4.8 million of net proceeds.  In addition, in November 2014, the Company completed the sale of 2,875,000 shares of Class A Common stock that raised proceeds of $59.9 million.  Subsequent to year end, the Company used a portion of the proceeds from these stock sales in connection with the following:

·	On November 22, 2014, $61.25 million to repurchase all of the Company's Series D Preferred Stock.
·	On December 10, 2014, $61.9 million to fund a portion of the $124.5 million purchase of four retail properties in the Company's core marketplace.

At October 31, 2014, the Company had unrestricted cash and cash equivalents of $73.0 million compared to $2.9 million at October 31, 2013.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital market financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a conservative capital structure with low leverage levels by commercial real estate standards.  The Company maintains a ratio of total debt to total assets below 30% and a very strong fixed charge coverage ratio of over 2.19 to 1, which we believe will allow the Company to obtain additional secured mortgage borrowings if necessary.  The Company does not have any fixed rate debt coming due until August 2015 and has forty-four properties in its consolidated core portfolio that are not encumbered by secured mortgage debt. At October 31, 2014, the Company had loan availability of $64 million on its unsecured revolving line of credit.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2015 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2014, 2013 and 2012, net cash flow provided by operations amounted to $50.9 million, $51.0 million and $52.5 million, respectively.  Cash dividends paid on common and preferred shares equaled $45.9 million in fiscal 2014 compared to $46.6 million in fiscal 2013 and $42.6 million in fiscal 2012.

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests, primarily grocery-anchored neighborhood and community shopping centers, provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments, the Company's ability to re-lease space as leases expire and the ability of the Company to re-lease space at rents equal to or greater than expiring rents. In any of these cases, the Company's cash flow could be adversely affected.  Over the last several years, the entire retail commercial real estate industry has seen increased competition from Internet commerce, which has made it more difficult for certain types of "brick and mortar" businesses to compete, the result of which has been to reduce the tenant pool for retail commercial real estate owners like us.  The Company is aware of this threat and at this point does not believe it is material, but continues to monitor it.  If internet commerce continues to erode the need for traditional retail stores it could make it more difficult for the Company to lease available space and the Company's future cash flow could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $50.9 million in fiscal 2014, compared to $51.0 million in fiscal 2013, and $52.5 million in fiscal 2012.  The changes in operating cash flows were primarily the result of:

Decrease from fiscal 2013 to fiscal 2014:
Predominantly caused by a decrease in accounts receivable collected and an increase in restricted cash related to new escrow accounts associated with mortgages assumed with new property acquisitions in fiscal 2014 offset by the addition of the net operating results of the Company's acquired properties in fiscal 2013 and fiscal 2014.

Decrease from fiscal 2012 to fiscal 2013:
Predominantly caused by a decrease in accounts receivable collected and an increase in restricted cash related to new escrow accounts related to mortgages assumed with new property acquisitions in fiscal 2013 offset by the addition of the net operating results of the Company's acquired properties in fiscal 2012 and fiscal 2013.

Investing Activities

Net cash flows used in investing activities was $54.6 million in fiscal 2014, $49.6 million in fiscal 2013 and $10.8 million in fiscal 2012. The change in investing cash flows was primarily the result of:

Increase in cash used from fiscal 2013 to fiscal 2014:
The Company acquired 8 properties in fiscal 2014 requiring $81.7 million in equity versus acquiring 11 properties in fiscal 2013 requiring $58.4 million in equity.  The Company also re-tenanted two shopping centers and as a result, the Company has expended $19.3 million on improvements to its properties in fiscal 2014 versus only $9.5 million in fiscal 2013.  In addition, the Company had loaned $13 million to one of its unconsolidated joint ventures in a prior year, that loan was repaid in fiscal 2013.  This increase in cash used by investing activities was partially offset by proceeds in the amount of $47.8 million from the sale of three of the Company's properties in fiscal 2014.

Increase in cash used from fiscal 2012 to fiscal 2013:
The Company acquired 11 properties in fiscal 2013 requiring $58.4 million in equity versus acquiring two properties in fiscal 2012 that required only $5.4 million in equity.  In addition, the Company had deposits of $3.3 million in fiscal 2013 to purchase additional commercial real estate.  The Company also re-tenanted two shopping centers and as a result, the Company expended $9.5 million on improvements to its properties in fiscal 2013 versus only $6.5 million in fiscal 2012.  This increase in cash used by investing activities was partially offset by proceeds in the amount of $4.5 million from the sale of one of the Company's properties and by the proceeds from the sale of marketable securities at a gain in fiscal 2013 and the Company receiving, in fiscal 2013 loan repayments of $13 million on a loan the Company had made to one of its unconsolidated joint ventures in a prior year.

The Company regularly makes capital investments in its properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $73.8 million in fiscal 2014 as compared with net cash used by financing activities in the amount of $76.5 million in fiscal 2013 compared with net cash provided by financing activities in the amount of $31.8 million in fiscal 2012.  The change in net cash provided (used) by financing activities was primarily attributable to:

Cash generated:

Fiscal 2014: (Total $198.8 million)
·	Proceeds from revolving credit line borrowings of $65.1 million.
·	Proceeds from unsecured term loan borrowing of $25 million.
·	Proceeds from mortgage financings of $40.7 million.
·	Proceeds from issuance of Series G preferred stock of $67.8 million.

Fiscal 2013: (Total $39.9 million)
·	Proceeds from revolving credit line borrowings of $38.4 million
·	Return of escrow deposit of $1.3 million

Fiscal 2012: (Total $259.1 million)
·	Proceeds from revolving credit line borrowings for property acquisitions in the amount of $58.0 million
·	Proceeds from mortgaging a previously unencumbered property in the amount of $28.0 million
·	Proceeds from the sale of 2.5 million shares of Class A Common stock in a follow-on public offering
·	Proceeds from the sale of 5.175 million shares of a new series of redeemable Preferred Stock (Series F) in a public offering

Cash used:

Fiscal 2014: (Total $125.0 million)
·	Dividends to shareholders in the amount of $45.9 million.
·	Repayments of mortgage notes payable in the amount of $20.3 million.
·	Repayments of revolving credit line borrowings in the amount of $58.8 million.

Fiscal 2013: (Total $116.3 million)
·	Dividends to shareholders in the amount of $46.6 million.
·	Repayment of mortgage notes payable in the amount of $6.6 million.
·	Repayment of revolving credit line borrowings in the amount of $40.7 million.
·	Repurchase of shares of the Company's Series C Senior Cumulative Preferred Stock in the amount of $22.4 million.

Fiscal 2012:  (Total $227.2 million)
·	Dividends to shareholders in the amount of $42.6 million.
·	Repayment of mortgage notes payable in the amount of $15.0 million.
·	Repayment of revolving credit line borrowings in the amount of $88.3 million.
·	Repurchase of shares of the Company's Series C and redemption of all of the Series E Senior Cumulative Preferred Stock in the combined amount of $81 million.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), proceeds from sales of properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs. However, there are certain factors that may have a material adverse effect on its access to capital sources; the Company's ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price in the market. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings and Debt

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a 1-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations and financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2014.

During the fiscal years ended October 31, 2014 and 2013, respectively, the Company borrowed $65.1 million and $38.4 million on its Facility to fund a portion of its equity for property acquisitions and capital improvements to its properties.  During the fiscal years ended October 31, 2014 and 2013, respectively, the Company re-paid $58.8 million and $40.7 million on its Facility with proceeds from a combination of non-recourse mortgage financings, Class A Common stock and preferred stock offerings and available cash.

In November 2014, the Company entered into a commitment with a lender to place a $62.7 million non-recourse first mortgage loan that now encumbers the retail properties that the Company purchased in December 2014.  In conjunction with the commitment, the Company deposited $628,000 with the lender, which is included in prepaid expenses and other assets at October 31, 2014.  The mortgage loan requires monthly payments of principal and interest in the amount of $294,000 at a fixed interest rate of 3.85% per annum.  The mortgage matures in January 2027. Proceeds from the mortgage were used to repay the Facility.  The Company completed the mortgage financing in December of 2014.

During fiscal 2014, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the Boonton property at its estimated fair value of $7.8 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.2% per annum.  The mortgage matures in September 2022.

During fiscal 2014, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the Bloomfield property at its estimated fair value of $7.7 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 5.5% per annum.  The mortgage matures in August 2016.

During fiscal 2014, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the McLean Plaza property at its estimated fair value of $2.8 million.  The mortgage matured in November 2014 and was refinanced with a new lender.  The new $5 million mortgage matures in November 2024 and requires monthly payments of interest only at a fixed rate of interest of 3.7% per annum.

During fiscal 2014, the Company, through a wholly-owned subsidiary, placed a non-recourse first mortgage loan encumbering the Greenwich properties in the amount of $24.5 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.07% per annum.  The mortgage matures in November 2024.  Proceeds from the mortgage were used to repay the Facility.

During fiscal 2014, the Company refinanced a non-recourse mortgage loan encumbering one of its retail properties in the amount of $16.2 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 3.995% per annum.  The mortgage matures in August 2024.  The interest rate prior to refinancing was 6.66%

During fiscal 2013, the Company, through a wholly-owned subsidiary, assumed an existing first mortgage loan encumbering the Post Road properties at its estimated fair value of $8.3 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.0% per annum.  The mortgage matures in August 2016.

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

During fiscal 2012, the Company, through a wholly owned subsidiary, assumed a first mortgage payable secured by its Eastchester Plaza property with an estimated fair value of approximately of $3.6 million.  The mortgage matured in April 2012 and was repaid.

During fiscal 2012, the Company assumed a first mortgage payable in the amount of $7.4 million in conjunction with its investment in Orangeburg.  The loan requires payments of principal and interest at a fair market value interest rate of 2.04% (6.19% contractual rate). Subsequent to the assumption, Orangeburg extended the loan with the current lender for an additional 5 years, leaving all terms unchanged, except the interest rate was adjusted to a fixed rate of 2.78%.  The loan now matures in October 2017.  The operating agreement for Orangeburg requires that the loan be refinanced and not repaid at maturity.

In February 2012, the Company borrowed $28.0 million by placing a non-recourse first mortgage on its Dock Property.  The loan is for a term of ten years and will require payments of principal and interest based on a 30-year amortization schedule at the fixed interest rate of 4.85%.

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

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans in the amount of $205.1 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 4.8% at October 31, 2014. The mortgage loans are secured by 19 properties with a net book value of $333 million and have fixed rates of interest ranging from 2.8% to 11.3%.  The Company made principal payments of $20.3 million (including the refinancing of a $16.2 million mortgage in fiscal 2014) compared with $6.6 million (including the repayment of $3.2 million in mortgages that matured) in fiscal 2013 compared with to $15.0 million (including the repayment of $11.8 million in mortgages that matured) in fiscal 2012.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

Contractual Obligations

The Company's contractual payment obligations as of October 31, 2014 were as follows (amounts in thousands):

Payments Due by Period

	Total	2015	2016	2017	2018	2019	Thereafter
Mortgage notes payable	$205,147	$11,844	$19,281	$53,777	$3,178	$29,719	$87,348
Interest on mortgage notes payable	42,821	10,445	9,890	7,213	6,261	5,441	3,571
Revolving Credit Lines	15,550	-	15,550	-	-	-	-
Unsecured Term Loan	25,000	25,000	-	-	-	-	-
Tenant obligations*	3,899	3,899	-	-	-	-	-
Total Contractual Obligations	$292,417	$51,188	$44,721	$60,990	$9,439	$35,160	$90,919

*Committed tenant-related obligations based on executed leases as of October 31, 2014.

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

Off-Balance Sheet Arrangements

The Company has seven off-balance sheet investments in real property including a 66.67% equity interest in the Putnam Plaza shopping center, an 11.642% equity interest in the Midway Shopping Center L.P., a 50% equity interest in the Chestnut Ridge Shopping Center and Plaza 59 Shopping Centers, a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee's Plaza and a 20% economic interest in a partnership that owns a primarily retail real estate investment.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control of, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, "Investments in and Advances to Unconsolidated Joint Ventures" in the Company's financial statements in Item 8.

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2014, the Company paid approximately $19.3 million for property improvements, tenant improvement and leasing commission costs.  The amount of these expenditures was slightly higher than normal in fiscal 2014 as the Company was re-tenanting two properties, which re-tenanting required more capital disbursement than the Company's norm.  The Company does not anticipate this type of expenditure to be recurring.  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $3.9 million for anticipated capital and tenant improvements and leasing costs in fiscal 2015. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Acquisitions and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.

Properties under contract to purchase
In September 2014, the Company entered into a contract to purchase, for $124.6 million, four retail properties totaling approximately 375,000 square feet located in northern New Jersey ("Retail Properties").  The Company completed the purchase in December 2014.  The Company funded the acquisition with a combination of available cash remaining from the sale of Class A Common Stock and the sale of its Series G Preferred Stock, borrowings under its Facility and a non-recourse mortgage secured by the subject property (see "Financings and Debt" in this Item 7).

Completed acquisitions
In October 2014, the Company, through a wholly-owned subsidiary, acquired a 51% interest in McLean Plaza Associates for a net investment of $6.2 million.  McLean Plaza's sole asset is a grocery anchored shopping center located in Yonkers, NY.  McLean Plaza is encumbered by a first mortgage payable in the amount of $2.8 million.  Subsequent to year end the mortgage encumbering McLean Plaza was refinanced.  The new loan in the amount of $5 million has a term of ten years and requires payments of interest only at the fixed rate of 3.7%.

In August 2014, the Company, through a wholly-owned subsidiary, purchased for $47.4 million two retail properties totaling 88,000 square feet located in Greenwich, CT.  The Company funded the acquisition with a combination of available cash, borrowings under its Facility, other unsecured borrowings and a non-recourse mortgage secured by the subject property.

In January 2014, the Company, through a wholly-owned subsidiary, purchased for $9 million a 31,000 square foot retail shopping center located in Bethel, CT.  The Company funded the equity needed to complete the purchase with proceeds from the sale of its two non-core properties in December 2013.

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

In May 2013, the Company, through a wholly owned subsidiary, purchased two retail properties located in Greenwich, CT, with a combined GLA totaling 24,000 square feet, for $18 million.  In conjunction with the purchase, the Company assumed an existing first mortgage loan encumbering the properties at its estimated fair value of $8.3 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.0% per annum.  The mortgage matures in August 2016.  The Company funded the remaining equity needed to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.

In May 2013, the Company, through a wholly owned subsidiary, purchased a 107,000 square foot retail shopping center located in New Providence, New Jersey for $34.9 million.  In connection with the purchase, the Company assumed a first mortgage loan encumbering the property at its estimated fair value of $21.3 million. The mortgage loan requires monthly payments of principal and interest at the fixed rate of 4.0% per annum. The mortgage matures in January 2022.  The Company funded the remaining equity needed to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.

In January and March 2013, the Company purchased six free standing net leased properties located in the Company's core marketplace with a combined GLA of 20,200 square feet.  The gross purchase price of the six properties was $7.8 million. The Company funded the equity with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.

In March 2012, the Company acquired an approximate 2% interest in Orangeburg, a newly formed limited liability company in which the Company is the sole managing member.  Orangeburg acquired, by contribution, a 74,000 square foot shopping center in Orangeburg, New York, at its estimated fair value of $16.0 million and the assumption of an existing first mortgage loan on the property at its estimated fair value of $7.4 million bearing interest at a fixed rate of 2.04% (6.19% contractual rate).  The Company's net investment in Orangeburg amounted to $186,000.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock for each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with operating agreement.  Orangeburg has a defined termination date of December 31, 2097.  Since the purchase of this investment the Company has made additional investments in the amount of $1.7 million in Orangeburg, and as a result, as of October 31, 2014 its ownership percentage has increased from 2% to 21.7%.

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

In December 2011 (fiscal 2012), a subsidiary of the Company acquired the Eastchester Plaza Shopping Center ("Eastchester") in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The mortgage matured in April 2012 and was repaid.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Company's Facility.

Non-Core Properties
In a prior year, the Company's Board of Directors expanded and refined the strategic objectives of the Company to refocus its real estate portfolio into one of self-managed retail properties located in the northeast and authorized the sale of the Company's non-core properties in the normal course of business over a period of years.

In December 2013, the Company sold its remaining two non-core properties and realized a gain on sale of $12.5 million and reinvested the proceeds from the sale into commercial real estate located in its core marketplace.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2014 (amounts in thousands):

	Year Ended October 31,
	2014	2013	2012
Net Income Applicable to Common and Class A Common Stockholders	$49,469	$10,613	$12,966

Real property depreciation	15,020	14,147	13,277
Amortization of tenant improvements and allowances	3,298	2,957	2,875
Amortization of deferred leasing costs	520	593	426
Depreciation and amortization on discontinued operations	341	47	84
Depreciation and amortization on unconsolidated joint ventures	1,255	974	911
(Gain)/loss on sale of properties	(36,871)	175	88

Funds from Operations Applicable to Common and Class A Common Stockholders	$33,032	$29,506	$30,627

Net Cash Provided by (Used in):
Operating Activities	$50,915	$50,952	$52,504
Investing Activities	$(54,624)	$(49,631)	$(10,778)
Financing Activities	$73,793	$(76,468)	$31,837

FFO amounted to $33.0 million in fiscal 2014 compared to $29.5 million in fiscal 2013 and $30.6 million in fiscal 2012.  The change in FFO was predominantly attributable to:

a) the Company incurring $4.2 million in one-time preferred stock redemption charges in fiscal 2013 versus only $1.87 million in fiscal 2014; b) a decrease of $1.1 million in preferred stock dividends in fiscal 2014 mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock series in fiscal 2013; and c) the additional net operating income related to the company's acquisitions in fiscal 2013 and fiscal 2014 in excess of the financing cost of that capital.

The net decrease in FFO in fiscal 2013, when compared with fiscal 2012 was predominantly attributable, among other things, to: a) the Company incurring $4.2 million in one-time preferred stock redemption charges in fiscal 2013 versus only $2.0 million in fiscal 2012; b) an increase of $1.7 million in preferred stock dividends mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock series; and c) a $666,000 increase in general and administration expense, primarily the result of increased compensation and benefits related to additional staffing, and an increase in restricted stock amortization as a result of new tranches of shares being valued at a considerably higher stock price than fully amortized tranches, and an increase in legal fees relating to its redemption of its Series C Cumulative Preferred Stock in May of 2013; offset by: d) an increase from the net operating income (including investments accounted for by the equity method of accounting) relating to property acquisitions in the second half of fiscal 2012 and fiscal 2013; e) an increase in interest, dividends and other investment income as a result of the Company investing, at the beginning of fiscal 2013, approximately $27 million of proceeds from its completed stock offerings in October 2012 in fixed income marketable securities; and f) the Company recording a gain on sale of marketable securities in the amount of $1.5 million that was realized when the Company sold the above mentioned marketable securities in fiscal 2013.

Results of Operations

Fiscal 2014 vs. Fiscal 2013

The following information summarizes the Company's results of operations for the years ended October 31, 2014 and 2013 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2014	2013	Increase (Decrease)	% Change	Property Acquisitions/Sales		Properties Held In Both Periods (Note 1)
Base rents	$75,099	$70,052	$5,047	7.2%	$4,753		$294
Recoveries from tenants	24,947	22,594	2,353	10.4%	1,934		419
Other income	2,099	2,343	(244)	(10.4)%	77		(321)

Operating Expenses
Property operating	18,926	17,471	1,455	8.3%	1,260		195
Property taxes	16,997	15,524	1,473	9.5%	1,029		444
Depreciation and amortization	19,249	17,769	1,480	8.3%	1,235		245
General and administrative	8,016	8,211	(195)	(2.4)%	n/	a	n/	a

Non-Operating Income/Expense
Interest expense	10,235	9,094	1,141	12.5%	1,277		(136)
Interest, dividends, and other investment income	134	1,345	(1,211)	(90.0)%	n/	a	n/	a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2014 and 2013.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues:
Base rents increased by 7.2% to $75.1 million in fiscal 2014 as compared with $70.1 million in the comparable period of 2013.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2013 and fiscal 2014, the Company purchased 17 properties totaling approximately 471,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during fiscal 2014 when compared with 2013.  The Company also sold two properties in fiscal 2014 that are included in continuing operations, the revenues and expense changes for these two properties are also included in this column.  In addition, the Company purchased a 50% equity interest in two other properties that it accounts for under the equity method of accounting.  These two properties are not included in any of the variance analysis presented above.

Properties Held in Both Periods:

The net increase in base rents for properties held during the entire period of fiscal 2014 and fiscal 2013 was a result of the leasing of vacant space in our portfolio in excess of new vacancies.  In fiscal 2014, we increased the lease rate at the Meriden property by 25% and those new leases began to generate cash flow at various points throughout fiscal 2014.  The new leases at Meriden provided an additional $440,000 in base rental revenue in fiscal 2014.

In fiscal 2014, the Company leased or renewed approximately 552,000 square feet (or approximately 14.6% of total consolidated property leasable area) at a combined average per square foot increase of 0.48%.  At October 31, 2014, the Company's core properties were approximately 94.8% leased, an increase of 1.54% from the end of fiscal 2013.  The above percentages exclude the Company's White Plains property.  In November, 2014, the Company obtained a zoning change from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company is maintaining vacancies to make potential redevelopment possible.

For the fiscal year ended October 31, 2014, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) increased by a net $419,000. This net increase was a result of higher operating expenses at its properties held in both periods due predominantly to an increase in expenses relating to snow removal; this increase was partially offset by a decrease in parking lot and building repairs.

Interest, dividends and other investment income decreased in the fiscal year ended October 31, 2014 when compared to the corresponding period in the prior year by $1.2 million, predominantly as a result of the Company investing approximately $27 million of the proceeds from its two equity offerings completed in October 2012 in income producing securities for the first six months of fiscal 2013, these securities were sold in May 2013 and the proceeds were invested into investment properties.

Expenses:
Property operating expenses for properties held in both fiscal year 2014 and 2013 increased by $195,000 as a result of an increase in expenses relating to snow removal.  This increase was partially offset by a decrease in parking lot and building repairs.

Real estate taxes for properties in both fiscal year 2014 and 2013 increased by $444,000 as a result of normal tax assessment increases at some of our properties.

Interest expense for properties held in the fiscal year ended October 31, 2014 when compared to the corresponding prior period decreased by $136,000 as a result of the normal amortization payments and the reduction of interest caused by the refinancing of a $16 million mortgage on our Arcadian shopping center in August.  The new mortgage reduced the interest rate to 3.995% from 6.66%.

Depreciation and amortization expense from properties held in the fiscal year ended October 31, 2014 when compared to the corresponding prior period increased by $245,000 as a result of an increase in capital improvements on properties held in both periods, most notably our Townline Square Center in Meriden, CT.  That center was in the process of being re-tenanted, which included increased tenant improvement costs and additional capital improvements on the property.

General and administrative expenses were relatively unchanged in fiscal 2014 when compared with fiscal 2013.

Fiscal 2013 vs. Fiscal 2012

The following information summarizes the Company's results of operations for the years ended October 31, 2013 and 2012 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2013	2012	Increase (Decrease)	% Change	Property Acquisitions/Sales		Properties Held In Both Periods (Note 2)
Base rents	$70,052	$67,543	$2,509	3.7%	$2,623		$(114)
Recoveries from tenants	22,594	20,603	1,991	9.7%	595		1,396
Other income	2,343	2,160	183	8.5%	(134)		317

Operating Expenses
Property operating	17,471	14,200	3,271	23.0%	488		2,783
Property taxes	15,524	15,114	410	2.7%	513		(103)
Depreciation and amortization	17,769	16,637	1,132	6.8%	801		331
General and administrative	8,211	7,545	666	8.8%	n/	a	n/	a

Non-Operating Income/Expense
Interest expense	9,094	9,148	(54)	(0.6)%	620		(674)
Interest, dividends, and other investment income	1,345	892	453	50.8%	n/	a	n/	a

Note 2 – Properties held in both periods includes only properties owned for the entire periods of 2013 and 2012.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues:
Base rents increased by 3.7% to $70.1 million in fiscal 2013 as compared with $67.5 million in the comparable period of 2012.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions:

In fiscal 2012 and fiscal 2013, the Company purchased eleven properties totaling approximately 177,000 square feet of GLA.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions during fiscal 2013 when compared with fiscal 2012.  In addition, the Company purchased a 50% equity interest in two other properties that it accounts for under the equity method of accounting.  These two properties are not included in any of the variance analysis presented above.

Properties Held in Both Periods:

The net decrease in base rents for properties held during fiscal 2013 when compared to the same period in fiscal 2012 was a result of a decrease in straight-line rent in the amount of $593,000, which is included in base rent in the consolidated statement of income.  Actual base rents billed to tenants for properties held in the fiscal year ended 2013 when compared with the corresponding prior period increased by $430,000 as result of normal rent increases in the portfolio and the base rent additions caused by new leasing in excess of tenant vacancies.

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

Expenses:
Property operating expenses for properties held in both fiscal year 2013 and 2012 increased by $2.78 million as a result of an increase in expenses relating to parking lots, building roofs and building repairs.

Real estate taxes for properties held in both periods were relatively unchanged.

Interest expense for properties held in the fiscal year ended October 31, 2013 when compared to the corresponding prior period decreased by $674,000 as a result of the Company having $22 million outstanding on its unsecured line of credit in fiscal 2012 second and third quarter and no borrowings in fiscal 2013 first and second quarter, only $4 million outstanding through three quarters of fiscal 2013, and $9.25 million outstanding at October 31, 2013, coupled with the Company repaying one mortgage in fiscal 2013 when that mortgage matured.

Depreciation and amortization expense from properties held in the fiscal year ended October 31, 2013 when compared to the corresponding prior period increased by $331,000 as a result of some tenant improvement write-offs for tenants that vacated their spaces before lease expiration.

General and administrative expenses increased by $666,000 in fiscal 2013 when compared to fiscal 2012, primarily due to an increase in compensation costs related to an increase in staffing and restricted stock amortization on new tranches of stock grants being valued at higher stock prices than fully amortized tranches of stock grants and an increase in legal costs related to the Company redeeming its Series C Cumulative Preferred Stock in May of fiscal 2013.

Lease Rollovers
For the fiscal year ended 2014, we signed leases for a total of 552,000 square feet of retail space in our consolidated core portfolio.  New leases for vacant spaces were signed for 178,000 square feet at an average rental decrease of 1.54% on a cash basis, excluding 13,400 square feet of new leases for which there was no prior rent history available.  Renewals for 361,000 square feet of space previously occupied were signed at an average rental increase of 1.69% on a cash basis.

Tenant improvements averaged $25.43 per square foot for new leases and $12.80 per square foot for renewals for the fiscal year ended October 31, 2014. The average term for new leases was 7.1 years and the average term for renewal leases was 3 years.

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

In 2015, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for new leases and flat to slightly positive increases for renewal leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Property Held for Sale and Discontinued Operations
The Company has early adopted FASB Accounting Standards Update No. 2014-08 "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360)" (together, "ASU 2014-08"), which change the requirements for reporting discontinued operations in accordance with ASC Topic 205-20.  As a result of this update, beginning in April 2014, the Company no longer classifies individual properties that have been sold or are classified as held for sale as discontinued operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.  ASU 2014-08 requires previously reported assets that qualified for discontinued operations reporting to continue to be reported in that manner.

In April 2014, the Company reached a decision to actively market for sale one of its properties located in Springfield, MA as that property no longer met the Company's investment objectives.  The property was sold in September 2014 for $31 million and the Company realized a gain on sale of property of $24.3 million.  In accordance with ASU 2014-08, the revenue, expenses and gain on sale of the property are not included in discontinued operations.  The net book value of the Springfield asset at October 31, 2013 was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale in accordance with ASC 360-10-45.

The operating results of the Springfield property which are included in the continuing operations were as follows (amounts in thousands):

	For Year Ended
	October 31,

	2014	2013	2012
Revenues	$3,805	$4,239	$4,185
Property operating expense	(1,780)	(1,764)	(1,524)
Depreciation and amortization	(341)	(653)	(645)
Net Income	$1,684	$1,822	$2,016

In December 2013, prior to the adoption of ASU 2014-08, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.5 million.  In accordance with ASC 360 and 205 the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for fiscal years ended October 31, 2014, 2013 and 2012.  The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations.  The net book value of the two distribution service facilities and the one core property at October 31, 2013 are insignificant to financial statement presentation and as a result the Company will not include the assets as held for sale in accordance with ASC 360-10-45.

The combined operating results for the distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income.  The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	For The Year Ended
	October 31,

	2014	2013	2012
Revenues	$141	$1,356	$1,565
Property operating expense	-	-	(3)
Depreciation and amortization	-	(48)	(84)
Income from discontinued operations	$141	$1,308	$1,478

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

The following table sets forth the Company's long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2014 (amounts in thousands, except weighted average interest rate):

For the years ended October 31,
	2015	2016	2017	2018		2019	Thereafter	Total	Estimated Fair Value
Mortgage notes payable	$11,844	$19,281	$53,777	$3,178		$29,719	$87,348	$205,147	$205,675

Weighted average interest rate for debt maturing	4.62%	4.75%	5.17%	n/	a	6.11%	4.42%

At October 31, 2014, the Company had $40.6 million in outstanding variable rate debt (based on LIBOR).  If LIBOR were to increase or decrease by 1%, the Company's interest expense would increase or decrease by approximately $406,000.

The Company believes that its weighted average fixed interest rate of 4.8% on its debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.
The Company may enter into certain types of derivative financial instruments to reduce exposure to interest rate risk. The Company uses interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis.  As of October 31, 2014, the Company has four open derivative financial instruments.  These interest rate swaps are cross collateralized with three mortgages on properties in Rye, NY and one property in Ossining, NY.  The Rye swaps expire in October 2019 and the Ossining swap expires in October 2024 concurrent with the maturity of the respective mortgages.

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

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2014 and 2013.

Item 9A.                          Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2014, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2014.  The Company's independent registered public accounting firm, PKF O'Connor Davies, a division of O'Connor Davies, LLP, has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited Urstadt Biddle Properties Inc.'s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 Framework). Urstadt Biddle Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control – Integrated Framework issued by COSO (2013 Framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2014 and our report dated January 12, 2015 expressed an unqualified opinion thereon.

New York, New York January 12, 2015	/s/ PKF O'Connor Davies a division of O'Connor Davies, LLP

Item 9B.                          Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 25, 2015 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS", "CORPORATE GOVERNANCE AND BOARD MATTERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and other information included in the Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	86	Chairman (since 1986); Chief Executive Officer (September 1989 to June 2013); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	53
Chief Executive Officer (since July 2013); President and Chief Operating Officer (December 1996 to June 2013); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (1995 to 1996); Vice President – Retail (1993 to 1995); Mr. Biddle has been a director since 1997.

Thomas D. Myers	63
Executive Vice President (since March 2009), Secretary (since 2000) and Chief Legal Officer (since August 2008); Senior Vice President (2003-2009); Co-Counsel (2007-2008); Vice President (1995-2003); Associate Counsel (1995-2007).

John T. Hayes	48	Senior Vice President, Treasurer and Chief Financial Officer (since July 2008); Vice President and Controller (March 2007 to June 2008).

Stephan A. Rapaglia	44
Chief Operating Officer  (since January 1, 2014); Senior Vice President (since December 2012); Assistant Secretary (since December 2009), Real Estate Counsel (since August 2008);  Vice President and Real Estate Counsel (August 2008 to December 2009).

The Directors elect officers of the Company annually.

The Company has adopted a code of ethics that applies to the chief executive officer and senior financial officers. In the event of any amendment to, or waiver from, the code of ethics, the Company will promptly disclose the amendment or waiver as required by law or regulation of the SEC on Form 8-K.

Item 11.   Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 25, 2015 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "COMPENSATION DISCUSSION AND ANALYSIS" and "COMPENSATION COMMITTEE REPORT", and as part of the executive compensation and Director related compensation tables and other information included in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 25, 2015 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 25, 2015 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.                          Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 25, 2015 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption "FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of such Proxy Statement and is incorporated herein by reference.

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

(k) Articles Supplementary of the Company dated October 23, 2014, classifying the Company's Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated October 27, 2014 (SEC File No. 001-12803)).

(l) Articles Supplementary of the Company dated December 12, 2014, reclassifying several series of the Company's preferred stock (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated December 16, 2014 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 11, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 16, 2014 (SEC File No. 001-12803)).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(l) hereto.

	4.2	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(l) and 10.7 hereto.

	4.3	Series F Preferred Shares: See Exhibits 3.1 (a)-(l) hereto.

	4.4	Series G Preferred Shares: See Exhibits 3.1 (a)-(l) hereto.

(10)	Material Contracts.

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

10.4
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company's Annual Report on Form 10-K for the year ended October 31, 2006).[1]

10.5
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 26, 2007 (SEC File No. 001-12803)).¹

10.6
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Employees, Non-Employee Directors, Employee Directors and Employee Directors – Alternate Version) effective as of November 7, 2007 (incorporated by reference to Exhibits 10.18, 10.19, 10.20 and 10.21 of the Company's Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.7
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.9
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.10
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.11
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)). ¹

10.12
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)). [1]

10.13
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 26, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)). [1]

10.14
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). ¹

10.15
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

10.16
Equity Underwriting Agreement, dated October 21, 2014, between the Company and BMO Capital Markets Corp., as representative of the several underwriters named on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated October 27, 2014 (SEC File No. 001-12803)).

10.17
Equity Underwriting Agreement, dated October 28, 2014, between the Company and Deutsche Bank Securities, Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated October 31, 2014 (SEC File No. 001-12803)).

	10.18	Agreement of Sale, dated September, 12, 2014, among the Company and Kinnelon Hye L.P., Midpark Hye Partners, Pompton Lakes Hye Partners and Wyckoff Hye Partners (filed herewith).
[1] Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)		List of the Company's subsidiaries.

(23)		Consent of PKF O'Connor Davies, a Division of O'Connor Davies, LLP.

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Willing L. Biddle.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Willing L. Biddle and John T. Hayes.

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.

	URSTADT BIDDLE PROPERTIES INC.
Item 15.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE	Page

	Consolidated Balance Sheets at October 31, 2014 and 2013	41

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2014	42

	Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2014	43

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2014	44

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2014	45

	Notes to Consolidated Financial Statements	46

	Report of Independent Registered Public Accounting Firm	67

Schedule

III	Real Estate and Accumulated Depreciation - October 31, 2014	68

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	October 31, 2014	October 31, 2013

Real Estate Investments:
Core properties – at cost	$830,304	$731,564
Non-core properties – at cost	-	595
	830,304	732,159
Less: Accumulated depreciation	(161,187)	(155,272)
	669,117	576,887
Investments in and advances to unconsolidated joint ventures	39,213	31,432
	708,330	608,319

Cash and cash equivalents	73,029	2,945
Restricted cash	2,123	1,397
Tenant receivables	20,361	21,077
Prepaid expenses and other assets	9,749	10,898
Deferred charges, net of accumulated amortization	5,413	5,390
Total Assets	$819,005	$650,026

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$15,550	$9,250
Unsecured term loan	25,000	-
Mortgage notes payable and other loans	205,147	166,246
Preferred stock called for redemption	61,250	-
Accounts payable and accrued expenses	1,622	1,450
Deferred compensation – officers	187	176
Other liabilities	16,342	15,147
Total Liabilities	325,098	192,269

Redeemable Noncontrolling Interests	18,864	11,843

Commitments and Contingencies

Stockholders' Equity:
7.50% Series D Senior Cumulative Preferred Stock (liquidation preference of $25 per share); -0- and 2,450,000 shares issued and outstanding	-	61,250
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.750% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 2,800,000 and -0- shares issued and outstanding	70,000	-
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,193,559 and 9,035,212 shares issued and outstanding	92	90
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 23,611,715 and 23,530,704 shares issued and outstanding	236	235
Additional paid in capital	370,979	367,070
Cumulative distributions in excess of net income	(95,702)	(112,168)
Accumulated other comprehensive income	63	62
Total Stockholders' Equity	475,043	445,914
Total Liabilities and Stockholders' Equity	$819,005	$650,026

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2014	2013	2012
Revenues
Base rents	$75,099	$70,052	$67,543
Recoveries from tenants	24,947	22,594	20,603
Lease termination income	183	214	89
Other income	2,099	2,343	2,160
Total Revenues	102,328	95,203	90,395

Expenses
Property operating	18,926	17,471	14,200
Property taxes	16,997	15,524	15,114
Depreciation and amortization	19,249	17,769	16,637
General and administrative	8,016	8,211	7,545
Provision for tenant credit losses	917	958	665
Acquisition costs	666	857	296
Directors' fees and expenses	314	337	262
Total Operating Expenses	65,085	61,127	54,719

Operating Income	37,243	34,076	35,676

Non-Operating Income (Expense):
Interest expense	(10,235)	(9,094)	(9,148)
Gain on sale of marketable securities	-	1,460	-
Gain on sale of properties	24,345	-	-
Equity in net income (loss) from unconsolidated joint ventures	1,604	1,318	(138)
Interest, dividends and other investment income	134	1,345	892
Income From Continuing Operations Before Discontinued Operations	53,091	29,105	27,282
Discontinued Operations:
Income from discontinued operations	141	1,308	1,478
Gain on sale of properties	12,526	-	-
Income from discontinued operations	12,667	1,308	1,478
Net Income	65,758	30,413	28,760
Noncontrolling interests:
Net income attributable to noncontrolling interests	(607)	(618)	(500)
Net income attributable to Urstadt Biddle Properties Inc.	65,151	29,795	28,260
Preferred stock dividends	(13,812)	(14,949)	(13,267)
Redemption of preferred stock	(1,870)	(4,233)	(2,027)
Net Income Applicable to Common and Class A Common Stockholders	$49,469	$10,613	$12,966

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$1.09	$0.28	$0.38
Income from discontinued operations	0.37	0.04	0.05
Net Income Applicable to Common Stockholders	$1.46	$0.32	$0.43
Per Class A Common Share:
Income from continuing operations	$1.22	$0.31	$0.42
Income from discontinued operations	0.42	0.04	0.05
Net Income Applicable to Class A Common Stockholders	$1.64	$0.35	$0.47
Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$1.06	$0.27	$0.36
Income from discontinued operations	0.36	0.04	0.05
Net Income Applicable to Common Stockholders	$1.42	$0.31	$0.41
Per Class A Common Share:
Income from continuing operations	$1.19	0.30	$0.41
Income from discontinued operations	0.40	0.04	0.05
Net Income Applicable to Class A Common Stockholders	$1.59	$0.34	$0.46

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(In th

	Year Ended October 31,
	2014	2013	2012

Net Income	$65,758	$30,413	$28,760

Other comprehensive income:
Change in unrealized gain in marketable equity securities	29	1,403	64
Change in unrealized loss on interest rate swaps	(18)	136	73
Unrealized (gains) in marketable securities reclassified into income	(10)	(1,460)	-

Total comprehensive income	65,759	30,492	28,897
Comprehensive income attributable to noncontrolling interests	(607)	(618)	(500)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	65,152	29,874	28,397
Preferred stock dividends	(13,812)	(14,949)	(13,267)
Redemption of preferred stock	(1,870)	(4,233)	(2,027)

Total comprehensive income applicable to Common and Class A Stockholders	$49,470	$10,692	$13,103

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended
	October 31, 2014	October 31, 2013	October 31, 2012
Cash Flows from Operating Activities:
Net income	$65,758	$30,413	$28,760
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	19,249	17,816	16,721
Straight-line rent adjustment	516	(291)	(832)
Provisions for tenant credit losses	917	958	665
Restricted stock compensation expense and other adjustments	4,097	4,069	3,812
Deferred compensation arrangement	11	(18)	6
Gain on sale of marketable securities	-	(1,460)	-
Gain on sale of properties	(36,872)	-	-
Equity in net (income)/loss from unconsolidated joint ventures	(1,604)	(1,318)	138
Changes in operating assets and liabilities:
Tenant receivables	(1,443)	(193)	1,335
Accounts payable and accrued expenses	154	(7)	812
Other assets and other liabilities, net	881	1,535	1,068
Restricted Cash	(749)	(552)	19
Net Cash Flow Provided by Operating Activities	50,915	50,952	52,504

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(74,805)	(40,381)	(5,432)
Investments in and advances to unconsolidated joint ventures	(6,902)	(18,003)	(1,044)
Return of investments in and advances to unconsolidated joint ventures	-	13,170	-
Deposits on acquisition of real estate investments	(3,157)	(3,287)	(129)
Returns of deposits on real estate investments	-	400	843
Improvements to properties and deferred charges	(19,303)	(9,494)	(6,523)
Net proceeds from sale of properties	47,609	4,475	533
Distributions to noncontrolling interests	(607)	(618)	(500)
Distribution from unconsolidated joint ventures	1,901	789	412
Payments received on mortgage notes and other receivables	640	1,858	1,062
Proceeds on sale of securities available for sale	-	30,782	-
Purchases of securities available for sale	-	(29,322)	-
Net Cash Flow (Used in) Investing Activities	(54,624)	(49,631)	(10,778)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(32,116)	(31,655)	(29,331)
Dividends paid -- Preferred Stock	(13,812)	(14,949)	(13,267)
Principal repayments on mortgage notes payable	(20,297)	(6,623)	(15,049)
Proceeds from revolving credit line borrowings	65,050	38,350	58,000
Proceeds from term loan borrowing	25,000	-	-
Proceeds from loan financing	40,675	-	28,000
Sales of additional shares of Common and Class A Common Stock	248	244	47,799
Repayments on revolving credit line borrowings	(58,750)	(40,700)	(88,250)
Repurchase of shares of Common Stock	-	(18)	-
Net proceeds from issuance of Preferred Stock	67,795	-	125,281
Return of escrow deposit	-	1,286	-
Redemption of preferred stock including restricted cash	-	(22,403)	(81,346)
Net Cash Flow Provided by (Used in) Financing Activities	73,793	(76,468)	31,837

Net Increase/(Decrease) In Cash and Cash Equivalents	70,084	(75,147)	73,563
Cash and Cash Equivalents at Beginning of Year	2,945	78,092	4,529

Cash and Cash Equivalents at End of Year	$73,029	$2,945	$78,092

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances – October 31, 2011	2,450,000	$61,250	-	$-	-	$-	8,671,888	$$87	20,891,330	$209	$315,288	$(74,462)	$(154)	$302,218
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	12,966	-	12,966
Change in unrealized gains (losses) in marektable securities	-	-	-	-	-	-					-	-	64	64
Change in unrealized loss on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	73	73
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	-	-	(7,966)	-	(7,966)
Class A common stock ($0.99 per share)	-	-	-	-	-	-	-	-	-	-	-	(21,365)	-	(21,365)
Sale of Class A Common Shares	-	-	-	-	-	-	-	-	2,500,000	25	47,504	-	-	47,529
Issuance of Series F Preferred Stock	-	-	5,175,000	129,375	-	-	-	-	-	-	(4,094)	-		125,281
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	6,627	-	7,950	-	270	-	-	270
Shares issued under restricted stock plan	-	-	-	-	-	-	175,950	2	61,600	1	(3)	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-		-	-	3,812	-	-	3,812
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	126	-	126
Balances – October 31, 2012	2,450,000	61,250	5,175,000	129,375	-	-	8,854,465	89	23,460,880	235	362,777	(90,701)	(17)	463,008
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	10,613	-	10,613
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	-	-	(57)	(57)
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	136	136
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,128)	-	(8,128)
Class A common stock ($1.00 per share)	-	-	-	-	-	-	-	-	-	-	-	(23,527)	-	(23,527)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	5,797	-	6,724	-	244	-	-	244
Shares issued under restricted stock plan	-	-	-	-	-	-	175,950	1	64,100	-	(1)	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,000)	-	-	-	(18)	-	-	(18)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(1,000)	-	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,068	-	-	4,068
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(425)	-	(425)
Balances – October 31, 2013	2,450,000	61,250	5,175,000	129,375	-	-	9,035,212	90	23,530,704	235	367,070	(112,168)	62	445,914
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	49,469	-	49,469
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	-	-	19	19
Change in unrealized (loss) on interest rate swap	-	-		-	-		-	-	-	-	-	-	(18)	(18)
Cash dividends paid :
Common stock $($0.90 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,271)	-	(8,271)
Class A common stock ($1.01 per share)	-	-	-	-	-	-	-	-	-	-	-	(23,845)	-	(23,845)
Issuance of Series G Preferred Stock					2,800,000	70,000					(2,304)	-	-	67,696
Reclassification of preferred stock	(2,450,000)	(61,250)			-						1,870	-	-	(59,380)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	6,347	-	6,811	-	248	-	-	248
Shares issued under restricted stock plan	-	-	-	-	-	-	152,000	2	80,500	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(6,300)	-	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,098	-	-	4,098
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(887)	-	(887)
Balances – October 31, 2014	-	$-	5,175,000	$129,375	2,800,000	$70,000	9,193,559	$92	23,611,715	$236	$370,979	$(95,702)	$63	$475,043

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2014, the Company owned or had equity interests in 70 properties containing a total of 4.8 million square feet of gross leasable area ("GLA").

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

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value measurements and the collectability of tenant receivables and other assets. Actual results could differ from these estimates.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes," that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2014.  As of October 31, 2014, the fiscal tax years 2011 through and including 2013 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Depreciation and Amortization
The Company uses the straight-line method for depreciation and amortization. Real estate investment properties are depreciated over the estimated useful lives of the properties, which range from 30 to 40 years. Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years. Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Property Held for Sale and Discontinued Operations
The Company has early adopted FASB Accounting Standards Update No. 2014-08 "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360)" (together, "ASU 2014-08"), which change the requirements for reporting discontinued operations in accordance with ASC Topic 205-20.  As a result of this update, beginning in April 2014, the Company no longer classifies individual properties that have been sold or are classified as held for sale as discontinued operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.  ASU 2014-08 requires previously reported assets that qualified for discontinued operations reporting to continue to be reported in that manner.

In April 2014, the Company reached a decision to actively market for sale one of its properties located in Springfield, MA as that property no longer met the Company's investment objectives.  The property was sold in September 2014 for $31 million and the Company realized a gain on sale of property of $24.3 million.  In accordance with ASU 2014-08, the revenue, expenses and gain on sale of the property are not included in discontinued operations.  The net book value of the Springfield asset at October 31, 2013 was insignificant to the financial statement presentation and as a result the Company did not include the asset as held for sale in accordance with ASC 360-10-45.

The operating results of the Springfield property which are included in the continuing operations were as follows (amounts in thousands):

	For Year Ended
	October 31,

	2014	2013	2012
Revenues	$3,805	$4,239	$4,185
Property operating expense	(1,780)	(1,764)	(1,524)
Depreciation and amortization	(341)	(653)	(645)
Net Income	$1,684	$1,822	$2,016

In December 2013, prior to the adoption of ASU 2014-08, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.5 million.  In accordance with ASC 360 and 205 the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for fiscal years ended October 31, 2014, 2013 and 2012.  The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations.  The net book value of the two distribution service facilities and the one core property at October 31, 2013 are insignificant to the financial statement presentation and as a result the Company will not include the assets as held for sale in accordance with ASC 360-10-45.

The combined operating results for the distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income.  The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	For The Year Ended
	October 31,

	2014	2013	2012
Revenues	$141	$1,356	$1,565
Property operating expense	-	-	(3)
Depreciation and amortization	-	(48)	(84)
Income from discontinued operations	$141	$1,308	$1,478

Cash flows from discontinued operations for the fiscal years ended October 31, 2014, 2013 and 2012 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows (amounts in thousands):

	For The Year Ended
	October 31,

	2014	2013	2012
Cash flows from operating activities	$(13,131)	$1,356	$1,562
Cash flows from investing activities	$14,314	$-	$-
Cash flows from financing activities	$-	$-	$-

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,703,000 and $3,043,000 as of October 31, 2014 and 2013, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at October 31, 2014.

Revenue Recognition
Revenues from operating leases include revenues from core properties and non-core properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2014 and 2013, approximately $13,368,000 and $13,719,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2014 and 2013, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,106,000 and $3,604,000, respectively.

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

As of October 31, 2014, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2014, the Company had approximately $19.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.99% per annum.  As of October 31, 2014, the Company had a deferred asset of  $63,000 (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.  There were no significant amounts recorded in the Company's financial statements for the above swaps in either fiscal 2014 or fiscal 2013.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At October 31, 2014, accumulated other comprehensive income (loss) consisted of net unrealized gains on interest rate swap agreements of approximately $63,000. At October 31, 2013, accumulated other comprehensive income (loss) consisted of net unrealized losses on marketable securities of approximately $19,000 and net unrealized gains on an interest rate swap agreement of approximately $81,000. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2014	2013	2012
Numerator
Net income applicable to common stockholders – basic	$11,401	$2,409	$3,166
Effect of dilutive securities:
Stock awards	723	182	236
Net income applicable to common stockholders – diluted	$12,124	$2,591	$3,402
Denominator
Denominator for basic EPS-weighted average common shares	7,801	7,543	7,370
Effect of dilutive securities:
Restricted stock and other awards	735	840	834
Denominator for diluted EPS – weighted average common equivalent shares	8,536	8,383	8,204

Numerator
Net income applicable to Class A common stockholders – basic	$38,068	$8,204	$9,800
Effect of dilutive securities:
Stock awards	(723)	(182)	(236)
Net income applicable to Class A common stockholders – diluted	$37,345	$8,022	$9,564

Denominator
Denominator for basic EPS – weighted average Class A common shares	23,208	23,122	20,740
Effect of dilutive securities:
Restricted stock and other awards	219	235	224
Denominator for diluted EPS – weighted average Class A common
equivalent shares	23,427	23,357	20,964

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

Reclassification
Certain fiscal 2012 and 2013 amounts have been reclassified to conform to current period presentation.

New Accounting Standards
In April 2014, FASB issued ASU 2014-08 which changes the requirements for reporting discontinued operations in ASC Subtopic 205-20.  This pronouncement has been early adopted by the Company in the second quarter of fiscal 2014 and as a result the Company has not included a property that sold in the fourth quarter of fiscal 2014 as discontinued operations.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. The Company is currently assessing the potential impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

The Company has evaluated all other new Accounting Standards Updates issued by FASB and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2014.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2014 and 2013 (in thousands):

	Core Properties	Unconsolidated Joint Venture	2014 Totals	2013 Totals
Retail	$655,848	$39,213	$695,061	$594,267
Office	13,269	-	13,269	13,521
Industrial	-	-	-	531
	$669,117	$39,213	$708,330	$608,319

The Company's investments at October 31, 2014 consisted of equity interests in 70 properties, which are located in various regions throughout the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. These properties are considered core properties of the Company. The Company sold its two distribution service facilities in fiscal 2014 which were considered non-core properties.  Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations. The following is a summary of the geographic locations of the Company's investments at October 31, 2014 and 2013 (in thousands):

	2014	2013
Northeast	$708,330	$607,788
Midwest	-	288
Southwest	-	243
	$708,330	$608,319

(3) CORE PROPERTIES

The components of the core properties consolidated in the financial statements are as follows (in thousands):

	2014	2013
Land	$153,346	$134,466
Buildings and improvements	676,958	597,098
	830,304	731,564
Accumulated depreciation	(161,187)	(155,208)
	$669,117	$576,356

Space at the Company's core properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases in the consolidated core properties totaling $436,961 become due as follows (in thousands): 2015 - $71,102; 2016 - $64,496; 2017 - $57,764; 2018 - $46,636; 2019 - $39,362 and thereafter – $157,601.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2014.

Owned Properties and Properties Under Contract to Purchase

In September 2014, the Company entered into a contract to purchase, for $124.6 million, four retail properties totaling approximately 375,000 square feet located in the Company's target market of the metropolitan New York tri-state area outside of the City of New York ("Retail Properties").  Pursuant to the contract, the Company placed a deposit of $2.5 million with the seller which is included in prepaid expenses and other assets on the consolidated balance sheet at October 31, 2014.  The Company completed the purchase in December 2014 and funded the acquisition with a combination of available cash remaining from the sale of Class A Common Stock and the sale of its Series G Preferred Stock  (see Notes 7 & 13), borrowings under its Unsecured Revolving Credit Facility (the "Facility") and a non-recourse mortgage secured by the subject property (see Note 4).

In August 2014, the Company, through a wholly-owned subsidiary, purchased for $47.4 million, two retail properties totaling 88,000 square feet located in Greenwich, CT (the "Greenwich Properties").  The Company funded the acquisition with a combination of available cash, borrowings under its Facility, other unsecured borrowings and a non-recourse mortgage secured by the subject property (see Note 4).  In conjunction with the purchase, the Company incurred acquisition costs totaling $127,000, which have been expensed in the year ended October 31, 2014 consolidated statement of income.

In January 2014, the Company, through a wholly-owned subsidiary, purchased for $9 million a 31,000 square foot retail shopping center located in Bethel, CT (the "Bethel Property").  The Company funded the equity needed to complete the purchase with proceeds from the sale of its two non-core properties in December 2013.  In conjunction with the purchase, the Company incurred acquisition costs totaling $88,000, which have been expensed in the year ended October 31, 2014 consolidated statement of income.

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $18.4 million a 63,000 square foot retail shopping center located in Boonton, NJ (the "Boonton Property"). The acquisition required the assumption of an existing mortgage in the amount of $7.8 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2014.   The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.20% per annum.  The mortgage matures in September 2022.  The Company funded the equity needed to complete the purchase with borrowings under its Facility. In conjunction with the purchase, the Company incurred acquisition costs totaling $225,000, which have been expensed in the year ended October 31, 2014 consolidated statement of income.

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $11 million a 56,000 square foot retail shopping center located in Bloomfield, NJ (the "Bloomfield Property").  The acquisition required the assumption of an existing mortgage in the amount of $7.7 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2014.   The mortgage loan requires monthly payments of principal and interest at a fixed rate of 5.5% per annum.  The mortgage matures in August 2016.  The Company funded the equity needed to complete the purchase with borrowings under its Facility. In conjunction with the purchase, the Company incurred acquisition costs totaling $123,000, which have been expensed in the year ended October 31, 2014 consolidated statement of income.

In May 2013, the Company, through a wholly owned subsidiary, purchased 2 retail properties located in Greenwich, CT, with a combined GLA totaling 24,000 square feet ("Post Road Properties"), for $18 million.  In conjunction with the purchase, the Company assumed an existing first mortgage loan encumbering the properties at its estimated fair value of $8.3 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2013.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.00% per annum.  The mortgage matures in August 2016.  The Company funded the remaining equity needed to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012. In conjunction with the purchase, the Company incurred acquisition costs totaling $78,000, which have been expensed in the year ended October 31, 2013 consolidated statement of income.

In May 2013, the Company, through a wholly owned subsidiary, purchased a 107,000 square foot retail shopping center located in New Providence, New Jersey ("New Providence") for $34.9 million.  In connection with the purchase, the Company assumed a first mortgage loan encumbering the property at its estimated fair value of $21.3 million. The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2013. The mortgage loan requires monthly payments of principal and interest at the fixed rate of 4.00% per annum. The mortgage matures in January 2022.  The Company funded its remaining equity needed to complete the purchase with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.  In conjunction with the purchase, the Company incurred acquisition costs totaling $227,000, which have been expensed in the year ended October 31, 2013 consolidated statement of income.

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

On July 24, 2009 the state of Connecticut acquired certain areas of a property owned by two of the Company's wholly owned subsidiaries through a combination of condemnation and easement due to the re-construction of a bridge over the property and awarded the Company's subsidiaries a total of approximately $2.0 million.  In December 2012, the Company received an additional $2.7 million award from the state of Connecticut for the condemnation and easement.  Approximately $4.3 million of the total award represents amounts paid to the Company for easements provided to the state of Connecticut for certain areas of the property through the end of the construction period, loss of rental income and property restoration costs.  The Company will continue to amortize the original $1.8 million easement and loss of rental income proceeds as an addition to income on a straight line basis evenly over the 10 year life of the easement and lost rent period and the newly awarded $2.46 million easement and loss of rental income over the remaining 6.75 year life of the easement and loss of rent income.

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

In December 2011, a subsidiary of the Company acquired the Eastchester Plaza Shopping Center ("Eastchester") in the Town of Eastchester, Westchester County, New York for a purchase price of $9 million.  In connection with the purchase, the Company assumed a first mortgage encumbering the property at its estimated fair value of $3.6 million.  The assumption of the mortgage loan represents a non-cash financing activity and is therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2012.  The mortgage matured in April 2012 and was repaid.  The remaining equity needed to complete the acquisition was funded with available cash and borrowings on the Company's Facility. In conjunction with the purchase, the Company incurred acquisition costs totaling $33,000, which have been expensed in the year ended October 31, 2012 consolidated statement of income.

In fiscal 2014, the Company completed evaluating the fair value of the in-place leases for its Boonton Property, Bethel Property and Bloomfield Property, all of which were acquired in fiscal 2014.  As a result of its evaluation, the Company has allocated  $901,000 to a liability associated with the net fair value assigned to the acquired leases at the Bloomfield Property, a $71,000 liability associated with the net fair value assigned to the acquired leases at the Boonton Property, and a $92,000 asset associated with the net fair value assigned to the acquired leases at the Bethel Property, all of which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for fiscal year ended October 31, 2014.  The Company is in the process of evaluating the fair value of the in-place leases for its Greenwich Properties acquired in fiscal 2014; consequently no value has yet been assigned to the leases for these properties and the purchase price allocation is preliminary and may be subject to change.

In fiscal 2013, the Company completed evaluating the fair value of the in-place leases for UB Orangeburg, LLC ("Orangeburg"), acquired in fiscal 2012 and New Providence, acquired in fiscal 2013 and has concluded that no value needs to be assigned to those leases. In addition, the Company completed evaluating the fair value of the in-place leases for the properties it acquired in fiscal 2013 and as a result of its evaluation the Company has allocated $234,000 to an asset associated with the net fair value assigned to the acquired leases for the Post Road Properties, a $291,000 asset associated with the net fair value assigned to the acquired leases for the NJ Office Buildings and a $402,000 liability associated with the net fair value assigned to the acquired leases for the Net Leased Properties.  All of these amounts represent non-cash investing activities and are therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2013.

During fiscal 2012, the Company completed its evaluation of the acquired leases for Eastchester Plaza, which was acquired at the beginning of fiscal 2012, and its Fairfield Centre property and Fairfield Plaza properties, which were acquired in fiscal 2011.  As a result of its evaluation, the Company has allocated $392,000 to a liability associated with the net fair value assigned to the acquired leases at Eastchester and $765,000 to a liability associated with the net fair value assigned to the acquired leases at Fairfield Centre.  These amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the year ended October 31, 2012.

For the years ended October 31, 2014, 2013 and 2012, the net amortization of above-market and below-market leases amounted to $410,000, $419,000 and $515,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2014, the Company incurred costs of approximately $19.3 million related to capital improvements to its properties and leasing costs.

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2014, mortgage notes payable and other loans are due in installments over various periods to fiscal 2024, the loans bear interest at rates ranging from 2.8% to 11.3% and are collateralized by real estate investments having a net carrying value of approximately $333 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2015	$7,253	$4,591	$11,844
2016	14,684	4,597	19,281
2017	49,524	4,253	53,777
2018	-	3,178	3,178
2019	26,879	2,840	29,719
Thereafter	78,565	8,783	87,348
	$176,905	$28,242	$205,147

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

The Company has an $80 million unsecured revolving credit facility with a syndicate of 4 banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a 1-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.50% to 2.00% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations and financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2014.

During the fiscal years ended October 31, 2014 and 2013, respectively, the Company borrowed $65.1 million and $38.4 million on its Facility to fund a portion of the equity for property acquisitions and capital improvements to its properties.  During the fiscal years ended October 31, 2014 and 2013, respectively, the company re-paid $58.8 million and $40.7 million on its Facility with proceeds from a combination of non-recourse mortgage financings, Class A Common stock and preferred stock offerings and available cash.

In November 2014, the Company entered into a commitment with a lender to place a $62.7 million non-recourse first mortgage loan that will encumber the Retail Properties that the Company purchased in December 2014.  The mortgage loan requires monthly payments of principal and interest in the amount of $294,000 at a fixed interest rate of 3.85% per annum.  The mortgage matures in January 2027.  Proceeds from the mortgage were used to repay the Facility.  The Company closed the mortgage financing in December of 2014.  In conjunction with the commitment, the Company deposited $628,000 with the lender, which is included in prepaid expenses and other assets at October 31, 2014.

During fiscal 2014, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the Boonton Property at its estimated fair value of $7.8 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.2% per annum.  The mortgage matures in September 2022.

During fiscal 2014, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the Bloomfield Property at its estimated fair value of $7.7 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 5.5% per annum.  The mortgage matures in August 2016.

During fiscal 2014, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the McLean Plaza Property at its estimated fair value of $2.8 million.  The mortgage matured in December 2014 and was refinanced with a new lender.  The new $5 million mortgage matures in November 2024 and requires monthly payments of interest only at a fixed rate of interest of 3.7% per annum.

During fiscal 2014, the Company, through a wholly-owned subsidiary placed a non-recourse first mortgage loan encumbering the Greenwich Properties in the amount of $24.5 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.07% per annum.  The mortgage matures in November 2024.  Proceeds from the mortgage were used to repay the Facility.

During fiscal 2014, the Company refinanced a non-recourse mortgage loan encumbering one of its retail properties in the amount of $16.2 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 3.995% per annum.  The mortgage matures in August 2024.

During fiscal 2013, the Company, through a wholly-owned subsidiary, assumed an existing first mortgage loan encumbering the Post Road Properties at its estimated fair value of $8.3 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 4.0% per annum.  The mortgage matures in August 2016.

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

During fiscal 2012, the Company, through a wholly owned subsidiary, assumed a first mortgage payable secured by its Eastchester Plaza property with an estimated fair value of approximately of $3.6 million.  The mortgage matured in April 2012 and was repaid.

During fiscal 2012, the Company assumed a first mortgage payable in the amount of $7.4 million in conjunction with its investment in Orangeburg (see note 5 below).  The loan requires payments of principal and interest at a fair market value interest rate of 2.04% (6.19% contractual rate). Subsequent to the assumption, Orangeburg extended the loan with the current lender for an additional 5 years, leaving all terms unchanged, except the interest rate was adjusted to a fixed rate of 2.78%.  The loan now matures in October 2017.  The operating agreement for Orangeburg requires that the loan be refinanced and not repaid at maturity.

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

Interest paid in the years ended October 31, 2014, 2013, and 2012 was approximately $10.3 million, $8.5 million and $8.6 million, respectively.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in three joint ventures, UB Ironbound, LP ("Ironbound"), Orangeburg and McLean Plaza each of which owns a commercial retail real estate property. The Company has evaluated its investment in these three joint ventures and has concluded that the ventures are not Variable Interest Entities ("VIE or VIE's"), however the joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation". The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in the ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company. The Company's investments in the consolidated joint ventures are more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns an approximate 21.7% interest in Orangeburg, which owns a CVS Pharmacy anchored shopping center in Orangeburg, NY.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock for each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $1.7 million in Orangeburg and as a result as of October 31, 2014 its ownership percentage has increased to 21.7% from approximately 2.00% at inception.

McLean Plaza

In October 2014, the Company, through a wholly-owned subsidiary, acquired a 51% interest in McLean Plaza Associates for a net investment of $6.2 million.  McLean Plaza's sole asset is a grocery anchored shopping center located in Yonkers, NY. Distributions of available cash flow are made in accordance with the joint venture owners, ownership percentage.  McLean Plaza is encumbered by a first mortgage payable in the amount of $2.8 million.

Noncontrolling interests:

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in Ironbound, Orangeburg and McLean Plaza have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg redemption is based solely on the price of the Company's Class A Common stock on the date of redemption. For the years ended October 31, 2014 and 2013, the Company adjusted the carrying value of the non-controlling interests by $887,000 and $422,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at October 31, 2014 and 2013: (amounts in thousands)

	October 31, 2014	October 31, 2013

Beginning Balance	$11,843	$11,421
Initial McLean Plaza Noncontrolling Interest	6,134	-
Change in Redemption Value	887	422

Ending Balance	$18,864	$11,843

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2014 and 2013, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31, 2014	October 31, 2013

Chestnut Ridge and Plaza 59 Shopping Centers (50.0%)	$18,380	$18,277
Gateway Plaza (50% in 2014 and 0% in 2013)	7,069	-
Midway Shopping Center, L.P. (11.642%)	5,322	5,668
Putnam Plaza Shopping Center (66.67%)	6,525	6,764
Applebee's at Riverhead (50% in 2014 and 0% in 2013)	1,194	-
81 Pondfield Road Company (20%)	723	723
Total	$39,213	$31,432

Gateway Plaza and Applebee's at Riverhead

In February 2014, the Company, through two wholly owned subsidiaries, purchased a 50% undivided equity interest in the Gateway Plaza Shopping Center ("Gateway") for $6.1 million and Applebee's at Riverhead ("Applebee's") for $1.1 million.  Both investments were inclusive of the Company assuming its 50% interest in the mortgages encumbering both properties.  Both properties are located in Riverhead, New York (together the "Riverhead Properties").  Gateway, a 194,000 square foot shopping center anchored by a 168,000 square foot newly constructed Walmart which also has 27,000 square feet of newly constructed in-line space that is partially leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with additional development rights for 7,200 square feet.  The Company accounts for its investment in the Riverhead Properties under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the properties, which preclude the Company from consolidating the investments. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIE's. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

Simultaneously with the acquisition of Gateway, a $14 million non-recourse first mortgage payable was placed on the property with $12.0 million of the proceeds distributed to the seller. The remaining $2 million of the principal is held in escrow by the lender until certain conditions are met regarding the leasing of the 27,000 square foot building.  The new mortgage has a term of ten years and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut") and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59") for a combined investment of approximately $18 million. The Company accounts for its investment in Chestnut and Plaza 59 under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of each property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIEs. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of each venture is evaluated for impairment at each reporting period.

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. In addition, the Company loaned Midway, in the form of an unsecured note, approximately $13.2 million.  The loan to Midway by the Company required monthly payments to the Company of interest only at 5.75% per annum.  The loan matured on January 1, 2013 and was repaid. The Company has evaluated its investment in Midway and has concluded that the venture is not a VIE and should not be consolidated into the financial statements of the Company. Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway but does not control the venture and accounts for its investment in Midway under the equity method of accounting. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided equity interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza"). The Company accounts for its investment in the Putnam Plaza joint venture under the equity method of accounting since it exercises significant influence, but does not control the venture.  The other venturer in Putnam Plaza has substantial participation rights in the financial decisions and operation of the property, which preclude the Company from consolidating the investment. The Company has evaluated its investment in Putnam Plaza and has concluded that the venture is not a VIE. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

Putnam Plaza has a first mortgage payable in the amount of $21 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

81 Pondfield Road Company

The Company's other investment in an unconsolidated joint venture is a 20% economic interest in a partnership which owns a retail and office building in Westchester County, New York.

(7) STOCKHOLDERS' EQUITY

Authorized Stock
The Company's Charter authorizes up 200,000,000 shares of various classes of stock.  The total number of shares of authorized stock consists of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock,  50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

Preferred Stock
On October 22, 2014, we issued notice of our intent to redeem all of the outstanding shares of our 7.5% Series D Senior Cumulative Preferred Stock with a liquidation preference $25 per share. As a result, as of October 31, 2014 the outstanding Series D preferred stock has been reclassified out of stockholder's equity and is reflected as a liability at redemption value and we recognized a loss of $1.87 million on our consolidated statement of income for the fiscal year ended October 31, 2014, which represents the difference between redemption value and carrying value net of original deferred issuance costs. We completed this redemption on November 20, 2014.

The Series F Preferred Stock is non-voting, has no stated maturity and is redeemable for cash at $25 per share at the Company's option on or after October 24, 2017.  The holders of our Series F Preferred Stock have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions, holders of the Series F Preferred Stock will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series F Preferred Stock, together with all of the Company's other series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured.  Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series F Preferred Stock will have the right to convert all or part of the shares of Series F Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A Common Stock. Underwriting commissions and costs incurred in connection with the sale of the Series F Preferred Stock are reflected as a reduction of additional paid in capital.

During fiscal 2014, the Company completed the public offering of 2,800,000 shares of 6.75% Series G Senior Cumulative Preferred Stock (the "Series G Preferred Stock") at a price of $25 per share for net proceeds of $67.8 million after underwriting discounts but before offering expenses. These shares are nonvoting, have no stated maturity and are redeemable for cash at $25 per share at the Company's option on or after October 28, 2019. Holders of these shares are entitled to cumulative dividends, payable quarterly in arrears. Dividends accrue from the date of issue at the annual rate of $1.6875 per share per annum. The holders of our Series G Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions holders of the Series G Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series G Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holder of the Series G Preferred Stock will have the right to convert all or part of the shares of Series G Preferred Stock held by such holder on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series G Preferred Stock are reflected as a reduction of additional paid in capital.  In November 2014, the underwriter notified the Company that it was exercising its over-allotment option and that it would purchase an additional 200,000 shares of Series G preferred stock at $25 per share.  As a result, in November 2014, the Company received an additional $4.8 million in net proceeds.

In fiscal 2012, the Company repurchased its remaining Series C Senior Cumulative Preferred Stock outstanding and as a result included the $892,000 and $1.3 million excess of the repurchase price of the preferred shares paid over the carrying amount of the shares as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the years ended October 31, 2013 and 2012, respectively.

On November 21, 2012, the Company redeemed all of its outstanding Series E Senior Cumulative Preferred Stock.  As a result, the Company included the $3.3 million excess of the repurchase price of the preferred shares paid over the carrying amount of the Series E preferred stock as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the fiscal year ended October 31, 2013.

Common Stock
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

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended) (the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2014, the Company issued 6,347 shares of Common Stock and 6,811 shares of Class A Common Stock (5,797 shares of Common Stock and 6,724 shares of Class A Common Stock in fiscal 2013) through the DRIP.  As of October 31, 2014, there remained 357,953 shares of Common Stock and 416,273 shares of Class A Common Stock available for issuance under the DRIP.

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

Stock Repurchase
Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares of Common Stock, Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares of Common stock and Class A Common stock and Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.

(8) STOCK COMPENSATION AND OTHER BENEFIT PLANS

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

In fiscal 2014, the Company awarded 152,000 shares of Common Stock and 80,500 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2014 was approximately $3.8 million. As of October 31, 2014, there was $12.6 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.64 years. For the years ended October 31, 2014, 2013 and 2012, amounts charged to compensation expense totaled $4,088,000, $4,073,000 and $3,824,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2014, and changes during the year ended October 31, 2014 are presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2013	1,479,700	$15.88	404,150	$17.39
Granted	152,000	$15.60	80,500	$18.32
Vested	(250,900)	$13.88	(78,400)	$15.18
Forfeited	-	$-	(6,300)	$18.48
Non-vested at October 31, 2014	1,380,800	$16.21	399,950	$18.01

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $150,000 in each of the three years ended October 31, 2014, 2013 and 2012. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

(9) FAIR VALUE MEASUREMENTS

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2014 and 2013, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2014 and 2013 (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fiscal Year Ended October 31, 2014

Assets:

Interest Rate Swap Agreement	$63	$-	$63	$-

Liabilities:

Redeemable noncontrolling interests	$18,864	$9,802	$-	$9,062

Fiscal Year Ended October 31, 2013

Assets:

Interest Rate Swap Agreement	$81	$-	$81	$-

Liabilities:

Redeemable noncontrolling interests	$11,843	$8,946	$-	$2,897

Fair market value measurements based upon Level 3 inputs changed from $2,837 at November 1, 2012 to $2,897 at October 31, 2013 as a result of a $60 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,897 at November 1, 2013 to $9,062 at October 31, 2014 as a result of a $31 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and an increase in the amount of $6,134 representing the non-controlling interest in the Company's McLean Plaza investment (See note 5).

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the revolving credit facility and the unsecured term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Mortgage notes payable that were assumed in property acquisitions were recorded at their fair value at the time they were assumed.

Mortgage notes payable and other loans are estimated to have a fair value of approximately $206 million and $155 million at October 31, 2014 and October 31, 2013, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.  When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's in-place leases (See Note 1).  Those fair value measurements fall within level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2013, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(10) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

At October 31, 2014, the Company had commitments of approximately $3.9 million for tenant-related obligations.

(11) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the years ended October 31, 2014 and 2013 adjusted to give effect to the property acquisitions completed in fiscal 2013, fiscal 2014 and acquisitions completed from November 1, 2014 to the date of this report (see Note 3) as though these transactions were completed on November 1, 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of that year nor does it purport to represent the results of future operations (amounts in thousands).

	Year Ended October 31,
	2014	2013

Pro forma revenues	$117,136	$116,494

Pro forma income from continuing operations	$56,972	$34,971

Pro forma income from continuing operations applicable to Common and Class A Common stockholders:	$40,446	$14,934

The following table summarizes the revenues and income from continuing operations that is included in the Company's historical consolidated statement of income for the year ended October 31, 2014 for the properties acquired in fiscal 2014 as more fully described in note 3 (amounts in thousands).

Revenues	$4,163

Income from continuing operations	$811

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2014 and 2013 are as follows (in thousands, except per share data):

	Year Ended October 31, 2014				Year Ended October 31, 2013
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	July 31	Oct 31	Jan 31	Apr 30	July 31	Oct 31

Revenues	$25,195	$25,952	$24,955	$26,226	$23,737	$22,834	$23,613	$24,061

Income from continuing operations	$6,621	$6,482	$7,494	$32,494	$6,814	$7,173	$7,840	$7,278

Net Income Attributable to Urstadt Biddle Properties Inc.	$6,465	$6,334	$7,343	$32,342	$7,014	$7,421	$7,915	$7,445

Preferred Stock Dividends	(3,453)	(3,453)	(3,453)	(3,453)	(3,961)	(3,929)	(3,606)	(3,453)
Redemption of Preferred Stock	-	-	-	(1,870)	(3,759)	(406)	(68)	-

Net Income Applicable to Common and Class A Common Stockholders	$3,012	$2,881	$3,890	$27,019	$(706)	$3,086	$4,241	$3,992

Per Share Data:
Net income from continuing operations - Basic:
Class A Common Stock	$0.10	$0.10	$0.13	$0.90	$(0.04)	$0.09	$0.13	$0.12
Common Stock	$0.09	$0.09	$0.11	$0.80	$(0.03)	$0.08	$0.12	$0.11

Net income from continuing operations - Diluted:
Class A Common Stock	$0.10	$0.09	$0.12	$0.87	$(0.04)	$0.09	$0.13	$0.12
Common Stock	$0.09	$0.08	$0.11	$0.77	$(0.03)	$0.08	$0.11	$0.11

Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

Amounts may not equal full year results due to rounding.

(13) SUBSEQUENT EVENTS

On December 11, 2014, the Board of Directors of the Company declared cash dividends of $0.225 for each share of Common Stock and $0.2550 for each share of Class A Common Stock.  The dividends are payable on January 16, 2015 to stockholders of record on January 5, 2015. The Board of Directors also ratified the actions of the Company's compensation committee authorizing awards of 152,000 shares of Common Stock and  92,750 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 2, 2015, pursuant to the Company's restricted stock plan.  The fair value of the shares awarded totaling $4.8 million will be charged to expense over the respective vesting periods.

In November 2014, the Company sold 2,500,000 shares of Class A Common Stock in an underwritten follow-on common stock offering for $20.82 per share and raised net proceeds of $52.1 million. In addition, in November 2014, the underwriters of the offering exercised their over-allotment option and purchased an additional 375,000 shares of Class A Common stock at the same price, which raised an additional $7.8 million.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.
We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 12, 2015 expressed an unqualified opinion thereon.

New York, New York January 12, 2015	/s/ PKF O'Connor Davies a division of O'Connor Davies, LLP

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2014
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)
COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period					Life on which depreciation for building and improvements in latest
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired	income statement is computed (Note (c))
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:

Greenwich, CT	$-	$708	$1,641	$-	$266	$708	$1,907	$2,615	$602	2001	31.5
Greenwich, CT	-	488	1,139	-	330	488	1,469	1,957	484	2000	31.5
Greenwich, CT	-	570	2,359	-	692	570	3,051	3,621	1,234	1998	31.5
Greenwich, CT	-	199	795	-	712	199	1,507	1,706	500	1993	31.5
Greenwich, CT	-	111	444	-	5	111	449	560	334	1994	31.5
Bernardsville, NJ	-	720	2,880	(24)	(47)	696	2,833	3,529	141	2012	39.0
Chester, NJ	-	570	2,280	(34)	(137)	536	2,143	2,679	104	2012	39.0

	-	3,366	11,538	(58)	1,821	3,308	13,359	16,667	3,399
Retail Properties:

Bronxville, NY	-	60	239	95	776	155	1,015	1,170	127	2009	39.0
Yonkers, NY	-	30	121	183	734	213	855	1,068	110	2009	39.0
Yonkers, NY	-	30	121	85	341	115	462	577	60	2009	39.0
New Milford, CT	-	2,114	8,456	71	319	2,185	8,775	10,960	1,389	2008	39.0
New Milford, CT	-	4,492	17,967	166	940	4,658	18,907	23,565	2,146	2010	39.0
Newark, NJ	11,456	5,252	21,023	-	1,466	5,252	22,489	27,741	3,682	2008	39.0
Waldwick, NJ	-	1,266	5,064	-	-	1,266	5,064	6,330	898	2007	39.0
Emerson NJ	648	3,633	14,531	-	1,421	3,633	15,952	19,585	3,139	2007	39.0
Monroe, CT	-	765	3,060	-	135	765	3,195	3,960	631	2007	39.0
Pelham, NY	-	1,694	6,843	-	46	1,694	6,889	8,583	1,487	2006	39.0
Stratford, CT	26,821	10,173	40,794	(94)	9,093	10,079	49,887	59,966	13,067	2005	39.0
Yorktown Heights, NY	-	5,786	23,221	-	4,709	5,786	27,930	33,716	5,800	2005	39.0
Rye, NY	-	909	3,637	-	423	909	4,060	4,969	1,063	2004	39.0
Rye, NY	1,455	483	1,930	-	6	483	1,936	2,419	521	2004	39.0
Rye, NY	656	239	958	-	87	239	1,045	1,284	307	2004	39.0
Rye, NY	1,494	695	2,782	1	19	696	2,801	3,497	748	2004	39.0
Somers, NY	-	4,318	17,268	-	606	4,318	17,874	22,192	5,540	2003	39.0
Westport, CT	-	2,076	8,305	-	306	2,076	8,611	10,687	2,610	2003	39.0
White Plains, NY	-	8,065	32,258	(1)	6,882	8,064	39,140	47,204	11,985	2003	39.0
Orange, CT	-	2,320	10,564	-	1,441	2,320	12,005	14,325	3,900	2003	39.0
Stamford, CT	46,584	17,965	71,859	-	6,621	17,965	78,480	96,445	25,954	2002	39.0
Danbury, CT	-	2,459	4,566	-	697	2,459	5,263	7,722	1,764	2002	39.0
Briarcliff, NY	-	2,222	5,185	1,234	7,096	3,456	12,281	15,737	1,787	2001	40.0
Somers, NY	-	1,833	7,383	-	753	1,833	8,136	9,969	3,777	1999	31.5
Briarcliff, NY	-	380	1,531	-	335	380	1,866	2,246	791	1999	40.0
Briarcliff, NY	16,128	2,300	9,708	2	3,586	2,302	13,294	15,596	5,422	1998	40.0
Ridgefield, CT	-	900	3,793	-	1,706	900	5,499	6,399	1,942	1998	40.0
Darien, CT	16,982	4,260	17,192	-	756	4,260	17,948	22,208	7,329	1998	40.0
Eastchester, NY	-	1,500	6,128	-	2,506	1,500	8,634	10,134	3,211	1997	31.0
Danbury, CT	-	3,850	15,811	-	4,109	3,850	19,920	23,770	10,303	1995	31.5
Carmel, NY	-	1,488	5,973	-	1,688	1,488	7,661	9,149	4,124	1995	31.5
Meriden, CT	-	5,000	20,309	-	11,464	5,000	31,773	36,773	15,112	1993	31.5
Somers, NY	-	821	2,600	-	549	821	3,149	3,970	1,469	1992	31.5
Wayne, NJ	399	2,492	9,966	-	1,307	2,492	11,273	13,765	5,913	1992	31.0
Newington, NH	-	728	1,997	-	1,754	728	3,751	4,479	2,617	1979	40.0
Katonah, NY	-	1,704	6,816	-	100	1,704	6,916	8,620	820	2010	39.0
Fairfield, CT	-	3,393	13,574	153	612	3,546	14,186	17,732	1,080	2011	39.0
New Milford, CT	4,575	2,168	8,672	-	58	2,168	8,730	10,898	800	2011	39.0
Eastchester, NY	-	1,800	7,200	78	477	1,878	7,677	9,555	563	2012	39.0
Orangetown, NY	6,769	3,200	12,800	30	2,188	3,230	14,988	18,218	901	2012	39.0
Greenwich, CT	3,500	1,600	6,401	27	167	1,627	6,568	8,195	238	2013	39.0
Various	-	1,555	1,122	80	5,414	1,635	6,536	8,171	282	2013	39.0
Greenwich, CT	4,365	1,998	7,994	53	213	2,051	8,207	10,258	298	2013	39.0
New Providence, NJ	20,546	6,970	27,880	463	2,402	7,433	30,282	37,715	1,193	2013	39.0
Bethel, CT	-	1,800	7,200	(18)	(74)	1,782	7,126	8,908	153	2014	39.0
Bloomfield, NJ	7,768	2,201	8,804	218	861	2,419	9,665	12,084	237	2014	39.0
Boonton, NJ	7,720	3,670	14,680	15	56	3,685	14,736	18,421	314	2014	39.0
Yonkers, NY	2,781	3,060	12,240	-	-	3,060	12,240	15,300	26	2014	39.0
Greenwich, CT	8,330	3,223	12,893	-	-	3,223	12,893	16,116	54	2014	40.0
Greenwich, CT	16,170	6,257	25,029	-	-	6,257	25,029	31,286	104	2014	40.0
	205,147	147,197	576,448	2,841	87,151	150,038	663,599	813,637	157,788

Total	$205,147	$150,563	$587,986	$2,783	$88,972	$153,346	$676,958	$830,304	$161,187

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2014
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2014	2013	2012

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$732,159	$660,375	$631,167
Property improvements during the year	19,239	11,263	5,782
Properties acquired during the year	101,055	67,062	26,306
Properties sold during the year	(20,299)	(4,475)	(533)
Property assets fully depreciated and written off	(1,850)	(2,066)	(2,347)
Balance at end of year	$830,304	$732,159	$660,375

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$155,272	$140,511	$126,693
Provision during the year charged to income	18,721	17,126	16,183
Property sold during the year	(10,956)	(299)	(18)
Property assets fully depreciated and written off	(1,850)	(2,066)	(2,347)
Balance at end of year	$161,187	$155,272	$140,511

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $713 million at October 31, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
Dated: January 13, 2015	and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director	January 13, 2015
/s/ Willing L. Biddle Willing L. Biddle President, Chief Executive Officer and Director	January 13, 2015
(Principal Executive Officer)

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2015

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 13, 2015

/s/ Catherine U. Biddle Catherine U. Biddle Director	January 13, 2015

/s/ E. Virgil Conway E. Virgil Conway Director	January 13, 2015

/s/ Robert R. Douglass Robert R. Douglass Director	January 13, 2015

/s/ Richard Grellier Richard Grellier Director	January 13, 2015

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 13, 2015

/s/ Robert J. Mueller Robert J. Mueller Director	January 13, 2015

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 13, 2015

Exhibit Index
Exhibit
(3).	Articles of Incorporation and Bylaws

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

(k) Articles Supplementary of the Company dated October 23, 2014, classifying the Company's Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated October 27, 2014 (SEC File No. 001-12803)).

(l) Articles Supplementary of the Company dated December 12, 2014, reclassifying several series of the Company's preferred stock (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated December 16, 2014 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 11, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 16, 2014 (SEC File No. 001-12803)).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

	4.1	Common Stock: See Exhibits 3.1 (a)-(l) hereto.

	4.2	Series A Preferred Share Purchase Rights: See Exhibits 3.1 (a)-(l) and 10.7 hereto.

	4.3	Series F Preferred Shares: See Exhibits 3.1 (a)-(l) hereto.

	4.4	Series G Preferred Shares: See Exhibits 3.1 (a)-(l) hereto.

(10)	Material Contracts.

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

10.4
Forms of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Employee Directors, Employee Directors and Employees), effective as of November 1, 2006 (incorporated by reference to Exhibits 10.24.1, 10.24.2 and 10.24.3 of the Company's Annual Report on Form 10-K for the year ended October 31, 2006).[1]

10.5
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt, Willing L. Biddle and Thomas D. Myers (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 26, 2007 (SEC File No. 001-12803)).¹

10.6
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Employees, Non-Employee Directors, Employee Directors and Employee Directors – Alternate Version) effective as of November 7, 2007 (incorporated by reference to Exhibits 10.18, 10.19, 10.20 and 10.21 of the Company's Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).¹

10.7
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.9
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.10
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.11
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)). ¹

10.12
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)). [1]

10.13
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 26, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)). [1]

10.14
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). ¹

10.15
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

10.16
Equity Underwriting Agreement, dated October 21, 2014, between the Company and BMO Capital Markets Corp., as representative of the several underwriters named on Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated October 27, 2014 (SEC File No. 001-12803)).

10.17
Equity Underwriting Agreement, dated October 28, 2014, between the Company and Deutsche Bank Securities, Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated October 31, 2014 (SEC File No. 001-12803)).

	10.18	Agreement of Sale, dated September 12, 2014, among the Company and Kinnelon Hye L.P., Midpark Hye Partners, Pompton Lakes Hye Partners and Wyckoff Hye Partners (filed herewith).
[1] Management contract, compensatory plan or arrangement.

(14)
Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended October 31, 2003 (SEC File No. 001-12803)).

(21)		List of the Company's subsidiaries.

(23)		Consent of PKF O'Connor Davies, a Division of O'Connor Davies, LLP.

(31.1)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Willing L. Biddle.

(31.2)		Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.

(32)		Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Willing L. Biddle and John T. Hayes.

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.