Form 10-Q
period 2015-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2015-03-12
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of March 5, 2015 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,346,878 Common Shares, par value $.01 per share, and 26,580,985 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2015 (Unaudited) and October 31, 2014.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2015 and 2014.

Consolidated Statements of Comprehensive Income (Unaudited) – Three months ended January 31, 2015 and 2014.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2015 and 2014.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2015.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	January 31, 2015	October 31, 2014
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$959,018	$830,304
Less: Accumulated depreciation	(166,429)	(161,187)
	792,589	669,117
Investments in and advances to unconsolidated joint ventures	39,279	39,213
	831,868	708,330

Cash and cash equivalents	4,894	73,029
Restricted cash	2,215	2,123
Tenant receivables	23,458	20,361
Prepaid expenses and other assets	12,454	9,749
Deferred charges, net of accumulated amortization	5,981	5,413
Total Assets	$880,870	$819,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$12,500	$15,550
Unsecured term loan	25,000	25,000
Mortgage notes payable and other loans	268,841	205,147
Preferred stock called for redemption	-	61,250
Accounts payable and accrued expenses	6,246	1,622
Deferred compensation – officers	170	187
Other liabilities	17,455	16,342
Total Liabilities	330,212	325,098

Redeemable Noncontrolling Interests	19,375	18,864

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 and 2,800,000 shares issued and outstanding	75,000	70,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,346,878 and 9,193,559 shares issued and outstanding	93	92
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 26,580,985 and 23,611,715 shares issued and outstanding	266	236
Additional paid in capital	431,519	370,979
Cumulative distributions in excess of net income	(103,319)	(95,702)
Accumulated other comprehensive income (loss)	(1,651)	63
Total Stockholders' Equity	531,283	475,043
Total Liabilities and Stockholders' Equity	$880,870	$819,005

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	January 31,
	2015	2014

Revenues
Base rents	$21,011	$18,214
Recoveries from tenants	7,146	6,382
Lease termination income	44	67
Other income	305	532
Total Revenues	28,506	25,195

Expenses
Property operating	5,086	4,926
Property taxes	4,462	4,332
Depreciation and amortization	5,526	4,576
General and administrative	2,268	2,104
Provision for tenant credit losses	343	127
Acquisition costs	1,768	371
Directors' fees and expenses	114	90
Total Operating Expenses	19,567	16,526

Operating Income	8,939	8,669

Non-Operating Income (Expense):
Interest expense	(3,264)	(2,404)
Equity in net income from unconsolidated joint ventures	474	306
Interest, dividends and other investment income	15	50
Income From Continuing Operations Before Discontinued Operations	6,164	6,621
Discontinued operations:
Income from discontinued operations	-	141
Gain on sale of properties	-	12,612
Income from Discontinued Operations	-	12,753

Net Income	6,164	19,374

Noncontrolling interests:
Net income attributable to noncontrolling interests	(153)	(156)
Net income attributable to Urstadt Biddle Properties Inc.	6,011	19,218
Preferred stock dividends	(3,894)	(3,453)

Net Income Applicable to Common and Class A Common Stockholders	$2,117	$15,765

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.06	$0.09
Income from discontinued operations	$-	$0.38
Net Income Applicable to Common Stockholders	$0.06	$0.47

Per Class A Common Share:
Income from continuing operations	$0.06	$0.10
Income from discontinued operations	$-	$0.42
Net Income Applicable to Class A Common Stockholders	$0.06	$0.52

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.06	$0.09
Income from discontinued operations	$-	$0.37
Net Income Applicable to Common Stockholders	$0.06	$0.46

Per Class A Common Share:
Income from continuing operations	$0.06	$0.10
Income from discontinued operations	$-	$0.41
Net Income Applicable to Class A Common Stockholders	$0.06	$0.51

Dividends Per Share:
Common	$0.2250	$0.2250
Class A Common	$0.2550	$0.2525

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2015	2014

Net Income	$6,164	$19,374

Other comprehensive income (loss):
Change in unrealized gain in marketable equity securities	-	1
Change in unrealized loss on interest rate swaps	(1,714)	14

Total comprehensive income	4,450	19,389
Comprehensive income attributable to noncontrolling interests	(153)	(156)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	4,297	19,233
Preferred stock dividends	(3,894)	(3,453)

Total comprehensive income applicable to Common and Class A Common Stockholders	$403	$15,780

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$6,164	$19,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,526	4,576
Straight-line rent adjustment	359	83
Provision for tenant credit losses	343	127
Restricted stock compensation expense and other adjustments	1,074	1,024
Gain on sale of properties	-	(12,612)
Deferred compensation arrangement	(17)	(20)
Equity in net (income) of unconsolidated joint ventures	(474)	(306)
Changes in operating assets and liabilities:
Tenant receivables	(3,799)	(1,867)
Accounts payable and accrued expenses	2,910	3,418
Other assets and other liabilities, net	(4,554)	(5,451)
Restricted Cash	(91)	(700)
Net Cash Flow Provided by Operating Activities	7,441	7,646

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(122,441)	(21,470)
Investments in and advances to unconsolidated joint ventures	(17)	-
Return of deposits on acquisition of real estate investments	627	-
Improvements to properties and deferred charges	(4,062)	(4,290)
Net proceeds from the sale of properties	-	17,401
Distributions to noncontrolling interests	(1,195)	(156)
Distributions from unconsolidated joint ventures	397	771
Payments received on other receivables	-	240
Net Cash Flow (Used in) Investing Activities	(126,691)	(7,504)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(8,881)	(8,029)
Dividends paid -- Preferred Stock	(3,894)	(3,453)
Principal repayments on mortgage notes payable	(3,986)	(943)
Proceeds from mortgage financings	67,680	-
Redemption of redeemable preferred stock	(61,250)	-
Repayment of revolving credit line borrowings	(77,550)	(4,000)
Proceeds from revolving credit line borrowings	74,500	20,350
Net proceeds from the issuance of preferred stock	4,650	-
Sales of additional shares of Common and Class A Common Stock	59,846	61
Net Cash Flow Provided by Financing Activities	51,115	3,986

Net Increase/(Decrease) In Cash and Cash Equivalents	(68,135)	4,128
Cash and Cash Equivalents at Beginning of Period	73,029	2,945

Cash and Cash Equivalents at End of Period	$4,894	$7,073

Supplemental Cash Flow Disclosures:
Interest Paid	$3,221	$2,392

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balances – October 31, 2014	5,175,000	$129,375	2,800,000	$70,000	9,193,559	$92	23,611,715	$236	$370,979	$(95,702)	$63	$475,043
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	2,117	-	2,117
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(1,714)	(1,714)
Cash dividends paid :
Common stock ($0.225 per share)	-	-	-	-	-	-	-	-	-	(2,103)	-	(2,103)
Class A common stock ($.2550 per share)	-	-	-	-	-	-	-	-	-	(6,778)	-	(6,778)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,319	-	1,520	-	61	-	-	61
Shares issued under restricted stock plan	-	-	-	-	152,000	1	92,750	1	(2)	-	-	-
Issuance of Series G Preferred Stock	-	-	200,000	5,000	-	-	-	--	(350)	-	-	4,650
Issuance of Class A Common stock	-	-	-	-	-	-	2,875,000	29	59,757	-	-	59,786
Restricted stock compensation and other adjustments	-		-	-	-	-	-	-	1,074	-	-	1,074
Adjustments to redeemable noncontrolling interests		-	-	-	-	-	-	-	-	(853)	-	(853)
Balances - January 31, 2015	5,175,000	$129,375	3,000,000	$75,000	9,346,878	$93	26,580,985	$266	$431,519	$(103,319)	$(1,651)	$531,283

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2015, the Company owned or had equity interests in 73 properties containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2014.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The balance sheet at October 31, 2014 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code).  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2015 in accordance with the provisions of the Code.  Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2015. As of January 31, 2015, the fiscal tax years 2011 through and including 2014 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

As of January 31, 2015, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At January 31, 2015, the Company had approximately $24.6 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of January 31, 2015, the Company had a deferred liability of $1.7 million (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At January 31, 2015, accumulated other comprehensive income consisted of net unrealized losses on interest rate swap agreements of $1.7 million.  At October 31, 2014, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $63,000. Unrealized gains and losses included in other comprehensive income will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2015.

Property Held for Sale and Discontinued Operations
The Company reports properties that are either disposed of or are classified as held for sale in continuing operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.

In September 2014, the Company sold one of its properties located in Springfield, MA, as that property no longer met the Company's investment objectives.  The revenue and expenses of this property are included in continuing operations in the consolidated statement of income for the three months ended January 31, 2014.

The operating results of the Springfield property which are included in the continuing operations were as follows (amounts in thousands):

	Three Months Ended
	January 31,

	2015	2014
Revenues	$-	$985
Property operating expense	-	(419)
Depreciation and amortization	-	(178)
Net Income	$-	$388

In December 2013, prior to the adoption of ASU 2014-08 which changed the criteria for reporting discontinued operations, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.5 million.  In accordance with ASC 360 and 205 (prior to the accounting change) the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for the three month period ended January 31, 2015 and 2014.  The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations.

The combined operating results for the two distribution facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income.  The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	Three Months Ended
	January 31,

	2015	2014
Revenues	$-	$141
Property operating expense	-	-
Depreciation and amortization	-	-
Income from discontinued operations	$-	$141

Cash flows from discontinued operations for the three month periods ended January 31, 2015 and 2014 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows (amounts in thousands):

	Three Months Ended
	January 31,
	2015	2014
Cash flows from operating activities	$-	$(12,471)
Cash flows from investing activities	$-	$17,401
Cash flows from financing activities	$-	$-

Revenue Recognition
Revenues from operating leases include revenues from core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At January 31, 2015 and October 31, 2014, $15,243,000 and $14,853,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2015 and October 31, 2014, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,430,000 and $3,106,000, respectively.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2015	2014
Numerator
Net income applicable to common stockholders – basic	$453	$3,633
Effect of dilutive securities:
Restricted stock awards	22	174
Net income applicable to common stockholders – diluted	$475	$3,807

Denominator
Denominator for basic EPS – weighted average common shares	8,057	7,799
Effect of dilutive securities:
Restricted stock awards	547	545
Denominator for diluted EPS – weighted average common equivalent shares	8,604	8,344

Numerator
Net income applicable to Class A common stockholders-basic	$1,664	$12,132
Effect of dilutive securities:
Restricted stock awards	(22)	(174)
Net income applicable to Class A common stockholders – diluted	$1,642	$11,958

Denominator
Denominator for basic EPS – weighted average Class A common shares	26,094	23,203
Effect of dilutive securities:
Restricted stock awards	138	147
Denominator for diluted EPS – weighted average Class A common equivalent shares	26,232	23,350

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02").  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of ASU 2015-02 will have on our consolidated financial statements.

The Company has evaluated all other new Accounting Standards Updates issued by FASB and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of January 31, 2015.

(2) CORE PROPERTIES

In December 2014, the Company, through four wholly-owned subsidiaries, purchased, for $124.6 million, four shopping centers totaling approximately 375,000 square feet located in the Counties of Bergen,  Morris and Passaic, New Jersey (together the "NJ Retail Properties").   The Company funded the purchase with a combination of available cash remaining from the sale of Class A Common Stock and the sale of its Series G Preferred Stock (see Note 6), borrowings under its Unsecured Revolving Credit Facility (the "Facility") and a non-recourse mortgage loans secured by the subject properties (see Note 3).

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

The Company is currently in the process of evaluating the fair value of the in-place leases for the NJ Retail Properties purchased in the first quarter of fiscal 2015 and the Greenwich and McLean Properties purchased in fiscal 2014.  Consequently, no value has yet been assigned to the leases for those properties and the purchase price allocation is preliminary and may be subject to change.

For the three month periods ended January 31, 2015 and 2014, the net amortization of above-market and below-market leases was approximately $447,000 and $115,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2015.

During the three months ended January 31, 2015, the Company borrowed $74.5 million on the Facility to fund property acquisitions and capital improvements.  During the three months ended January 31, 2015, the Company repaid $77.6 million on the Facility after the sale of its Springfield MA property and with the proceeds from the mortgage placed on the NJ Retail Properties.

The Company has an additional Unsecured Term Loan (the "Term Loan") in the amount of  $25 million with The Bank of New York Mellon as the lender. The Term Loan has a term of six months and is due on August 22, 2015.  The Term Loan bears interest at Eurodollar rate plus 1.4% to 1.9% based on consolidated indebtedness.  The Term Loan has the same financial covenants as the Facility.

In December 2014, the Company placed a $62.7 million non-recourse first mortgage loan that is secured by the NJ Retail Properties (see note 2).  The mortgage loan requires monthly payments of principal and interest in the amount of $294,000 at a fixed interest rate of 3.85% per annum.  The mortgage matures in January 2027.  Proceeds from the mortgage were used to repay the Facility.

(4) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company has an investment in three joint ventures, UB Ironbound, LP ("Ironbound"), UB Orangeburg, LLC ("Orangeburg") and McLean Plaza Associates, LLC ("McLean"), each of which owns a commercial retail property.  The Company has evaluated its investment in these three joint ventures and has concluded that the ventures are not Variable Interest Entities ("VIE or VIEs"), however these joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation".  The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company.  The Company's investment in these consolidated joint ventures is more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 28.5% interest in Orangeburg, which owns a drug store anchored shopping center.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution is paid from available cash, as defined, of Orangeburg.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

McLean Plaza

The Company, through a wholly-owned subsidiary, is the managing member and owns a 53% interest in McLean, which owns a grocery anchored shopping center. The McLean Plaza operating agreement provides for the non-managing members to receive a fixed annual cash distribution equal to 5.05% of their invested capital.  The annual cash distribution is paid from available cash, as defined, of McLean.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of McLean assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the entity.

Noncontrolling Interests

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in Ironbound, Orangeburg and McLean have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg and McLean redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the three month periods ended January 31, 2015 and 2014, the Company increased/(decreased) the carrying value of the non-controlling interests by $853,000 and $(469,000), respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at January 31, 2015 and October 31, 2014: (amounts in thousands)

	January 31, 2015	October 31, 2014

Beginning Balance	$18,864	$11,843
McLean Plaza Noncontrolling Interest-Net	(342)	6,134
Change in Redemption Value	853	887

Ending Balance	$19,375	$18,864

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2015 and October 31, 2014 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	January 31,	October 31,
	2015	2014

Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,338	$18,380
Gateway Plaza (50%)	7,138	7,069
Putnam Plaza Shopping Center (66.67%)	6,641	6,525
Midway Shopping Center, L.P. (11.642%)	5,251	5,322
Applebee's at Riverhead (50%)	1,188	1,194
81 Pondfield Road Company (20%)	723	723
Total	$39,279	$39,213

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided equity interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York ("Riverhead Properties").  Gateway, a 194,000 square foot shopping center anchored by a 168,000 square foot newly constructed Walmart.  The property also has 27,000 square feet of newly constructed in-line space, of which 24,000 is leased.  The remaining vacancies are in the process of being leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with additional development rights of 7,200 square feet.  The Company accounts for its investment in the Riverhead Properties under the equity method of accounting since it exercises significant influence, but does not control the ventures.  The other venturer in both properties has substantial participation rights in the financial decisions and operation of the properties, which preclude the Company from consolidating the investments. The Company has evaluated its investment in the two properties and has concluded that the ventures are not VIE's. Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company's balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

Simultaneously to the acquisition of Gateway, a $14.0 million non-recourse first mortgage payable was placed on the property with $12.0 million of the proceeds distributed to the seller. The remaining $2.0 million of the principal was held in escrow by the lender until certain conditions are met regarding the leasing of the 27,000 square foot building.  The mortgage matures on March 31, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Authorized Stock
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

In accordance with ASC Topic 718, the Company recognizes compensation expense for restricted stock awards upon the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement unless a waiver is received by an employee over the retirement age, waving his right to continued vesting after retirement.  For non-vested restricted stock awards granted prior to the adoption of ASC Topic 718 in 2005, the Company continues to recognize compensation expense over the explicit vesting periods and accelerates any remaining unrecognized compensation cost when a participant actually retires.

During the three months ended January 31, 2015, the Company awarded  152,000 shares of Common Stock and  92,750 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2015 was approximately $4.8 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of January 31, 2015, and changes during the three months ended January 31, 2015 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at November 1, 2014	1,380,800	$16.21	399,950	$18.01
Granted	152,000	$18.37	92,750	$22.10
Vested	(250,950)	$15.66	(87,400)	$15.88
Forfeited	-	$-	-	$-
Non-vested at January 31, 2015	1,281,850	$16.58	405,300	$19.41

As of January 31, 2015, there was $16.3 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.1 years.  For the three month periods ended January 31, 2015 and 2014 amounts charged to compensation expense totaled $1,038,000 and $1,005,000, respectively.

Share Repurchase Program
Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock, Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.  For the three month period ended January 31, 2015, the Company did not repurchase any shares of stock under the Current Program.

Preferred Stock
On November 22, 2014, the Company redeemed all outstanding shares of its Series D Preferred Stock.

The 7.125% Series F Senior Cumulative Preferred Stock (the "Series F Preferred Stock") is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option on or after October 24, 2017.  The holders of our Series F Preferred Stock have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions, holders of the Series F Preferred Stock will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series F Preferred Stock, together with all of the Company's other series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured.  Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series F Preferred Stock will have the right to convert all or part of the shares of Series F Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A Common Stock. Underwriting commissions and costs incurred in connection with the sale of the Series F Preferred Stock are reflected as a reduction of additional paid in capital.

During fiscal 2014, the Company completed the public offering of 2,800,000 shares of 6.75% Series G Senior Cumulative Preferred Stock (the "Series G Preferred Stock") at a price of $25.00 per share for net proceeds of $67.8 million after underwriting discounts but before offering expenses. These shares are nonvoting, have no stated maturity and are redeemable for cash at $25 per share at the Company's option on or after October 28, 2019. Holders of these shares are entitled to cumulative dividends, payable quarterly in arrears. The holders of our Series G Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions holders of the Series G Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series G Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holder of the Series G Preferred Stock will have the right to convert all or part of the shares of Series G Preferred Stock held by such holder on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series G Preferred Stock are reflected as a reduction of additional paid in capital.  In November 2014, the underwriter notified the Company that it was exercising its over-allotment option to purchase an additional 200,000 shares of Series G preferred stock at $25 per share.  As a result, in November 2014, the Company received an additional $4.8 million in net proceeds.

Common Stock
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

The Company calculates the fair value of the redeemable noncontrolling interests based on either quoted market prices on national exchanges for those interests based on the Company's Class A Common stock or unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership or limited liability company in which the investor owns the joint venture units.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.")  The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2014 and January 31, 2015, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2015

Liabilities:

Interest Rate Swap Agreement	$1,650	$-	$1,650	$-

Redeemable noncontrolling interests	$19,375	$16,442	$-	$2,933

October 31, 2014

Assets:

Interest Rate Swap Agreement	$63	$-	$63	$-

Liabilities:

Redeemable noncontrolling interests	$18,864	$9,802	$-	$9,062

Fair market value measurements based upon Level 3 inputs changed from $2,897 at November 1, 2013 to $9,062 at October 31, 2014 as a result of a $30 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and an increase in the amount of $6,134 representing the non-controlling interest in the Company's McLean Plaza investment (See note 5).  Fair market value measurements based upon Level 3 inputs changed from $9,062 at November 1, 2014 to $2,933 at January 31, 2015 as a result of a $5 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 (See note 4) and the transfer in the amount of $6,134 of the noncontrolling interest in McLean to Level 1.  During the quarter ended January 31, 2015, McLean was converted to a limited liability company from a general partnership.  One of the results of this conversion is that the noncontrolling equity interests in McLean can only be redeemed for shares of the Company's Class A Common Stock or for cash based on the value of the Company's Class A Common stock and in accordance with ASC 810; the noncontrolling interest will now be valued as a Level 1 measurement.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the Facility and Term Loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Mortgage notes payable that were assumed in property acquisitions were recorded at their fair value at the time they were assumed.

The estimated fair value of mortgage notes payable and other loans was approximately $275 million at January 31, 2015 and $206 million at October 31, 2014, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.  When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's' in-place leases (See Note 2).  Those fair value measurements fall within level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2014, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(8)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2015, the Company had commitments of approximately $4.3 million for capital improvements to its properties and tenant related obligations.

Index

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward-Looking Statements
This Item 2 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in "Item 1A Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2014.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2015, the Company owned or had equity interests in 73 properties containing a total of 5.1 million square feet of GLA of which approximately 96.0% was leased (95.3% at October 31, 2014).

The above percentages exclude the Company's White Plains property.  In November, 2014, the Company obtained a zoning change from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company is maintaining vacancies to make potential redevelopment possible.   In February 2015, two more leases at the property totaling 90,000 sf expired, for which the average base rent per square foot is approximately $24.69 per annum. Currently the 189,000 square foot property has only 29,000 square feet leased and occupied.

Included in the 73 properties are equity interests in seven unconsolidated joint ventures at January 31, 2015.  These joint ventures were approximately 98% leased (98% at October 31, 2014).  The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 21 consecutive years.

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

Primarily as a result of property acquisitions in fiscal 2014 and 2015, the Company's financial data shows increases in total revenues and expenses from period to period.

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

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2014 included in the Company's Annual Report on Form 10-K for that year.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the three month periods ended January 31, 2015 and 2014, the Company increased its allowance for doubtful accounts by $343,000 and $127,000, respectively.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real property may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at January 31, 2015.

Liquidity and Capital Resources
At January 31, 2015, the Company had unrestricted cash and cash equivalents of $4.9 million compared to $73.0 million at October 31, 2014.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.  In October 2014, the Company completed the sale of 2.8 million shares of Series G - 6.75% preferred stock that raised net proceeds of $67.8 million.  In November 2014, the Company completed the sale of an additional 200,000 shares of the Series G preferred stock that raised an additional $4.8 million of net proceeds and the sale of 2,875,000 shares of Class A Common stock that raised proceeds of $59.9 million.  The Company used a portion of the proceeds from these stock sales in connection with the following:

·            On November 22, 2014, $61.25 million was used to repurchase all of the Company's outstanding Series D Preferred Stock.
·            On December 10, 2014, $61.9 million was used to fund a portion of the $124.6 million purchase of four retail properties  located in three counties in northern New Jersey.

The Company maintains a conservative capital structure with low leverage levels by commercial real estate standards.  The Company maintains a ratio of total debt to total assets below 35% and a very strong fixed charge coverage ratio of over 2.21 to 1, which we believe will allow the Company to obtain additional secured mortgage loans, or other types of borrowings, if necessary.  The Company does not have any fixed rate debt coming due until August 2015 and has 43 properties in its consolidated core portfolio that are not encumbered by secured mortgage debt. At January 31, 2015, the Company had loan availability of $66.8 million on its unsecured revolving line of credit.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2015 and to meet its dividend requirements necessary to maintain its REIT status.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $7.4 million for the three months ended January 31, 2015 compared to $7.6 million in the comparable period of fiscal 2014. The variance in operating cash flows in the first three months of fiscal 2015 when compared with the corresponding prior period was due primarily to an increase in the Company's rents received from new leases at three properties in which the company completed redevelopments in the second half of fiscal 2014, offset by an increase in tenant accounts receivable when compared with the comparable prior period.

Investing Activities

Net cash flows used in investing activities amounted to $126.7 million for the three months ended January 31, 2015 compared to $7.5 million in the comparable period of fiscal 2014. The variance in cash flows used in investing activities in fiscal 2015 when compared to the corresponding prior period was the result of the Company purchasing four properties totaling $122.4 million in the first three months of fiscal 2015 versus purchasing three properties in the first three months of fiscal 2014 for a net investment of $22.9 million (after the assumption of mortgages).  The variance was also caused by the Company completing the sale of three properties in the first quarter of fiscal 2014 that raised net proceeds of $17.4 million.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $51.1 million in the first three months of fiscal 2015 compared to $4.0 million in the comparable period of fiscal 2014. The variance in net cash provided by financing activities in the first three months of fiscal 2015 when compared to the corresponding period of fiscal 2014 was attributable predominantly to the Company borrowing a net $16.4 million on its Facility in the first three months of fiscal 2014 compared to a net repayment of $3.0 million on the Facility in the first three months of fiscal 2014.  In addition, the variance was caused by the company placing a secured mortgage in the amount of $62.7 million on its 4 properties purchased in the first quarter of fiscal 2015.  In the first quarter of fiscal 2015, the Company also increased the annualized dividend rate on the Company's outstanding Class A Common stock by $0.01 per share.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $268.4 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 4.6% at January 31, 2015. The mortgage loans with fixed interest rates are secured by 23 properties with a net book value of $473 million and have fixed rates of interest ranging from 2.78% to 11.31%.  The Company made principal payments of $4.0 million (including the repayment of a mortgage in the amount of $2.8 million) in the three months ended January 31, 2015 compared to $943,000 in the comparable period of fiscal 2014.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness, and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2015.

As of January 31, 2015, $66.8 million is available to be drawn on the Facility.

In addition, the Company has an Unsecured Term Loan (the "Term Loan") in the amount of $25 million with BNY Mellon.  The Term Loan had an initial term of six months with a Company option for a six month extension.  In January 2015, the Company exercised its six-month extension and the Term Loan is now due in August 2015.  The Term Loan requires monthly payments of interest only at the Company's option of Eurodollar rate plus 1.4% to 1.9% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Term Loan has the same financial covenants as the Company's Facility.  The Company was in compliance with such covenants at January 31, 2015.

In December 2014, the Company completed a $62.7 million non-recourse first mortgage loan that is secured by the NJ Retail Properties.  The mortgage loan requires monthly payments of principal and interest in the amount of $294,000 at a fixed interest rate of 3.85 % per annum.  The mortgage matures in January 2027.  Proceeds from the mortgage were used to repay the Facility.

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

Capital Expenditures

The Company invests in its existing properties and regularly makes capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2015, the Company paid approximately $4.1 million for property improvements, tenant improvements and leasing commission costs (approximately $2.2 million representing recurring property improvements and approximately $1.9 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $4.3 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2015.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions/Sales and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers, located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.

In December 2014, the Company, through wholly-owned subsidiaries, purchased, for $124.6 million, four shopping centers totaling approximately 375,000 square feet located in the Counties of Bergen, Morris and Passaic, New Jersey (together the "NJ Retail Properties").   The Company funded the purchase with a combination of available cash remaining from the sale of Class A Common Stock and the sale of its Series G Preferred Stock, borrowings under its Facility and non-recourse mortgage loans secured by the subject properties.

In December 2013, the Company sold its two distribution service facilities and one core property.

In fiscal 2014, prior to the adoption of Accounting Standards Update No. 2014-08 "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360)" (together, "ASU 2014-08"), the combined operating results for the two distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income. The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations. The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	Three Months Ended
	January 31,
	2015	2014
Revenues	$-	$141
Property operating expense	-	-
Depreciation and amortization	-	-
Income from discontinued operations	$-	$141

In September 2014, the Company sold one of its properties, located in Springfield, MA, that no longer met the Company's investment objectives.  In accordance with the Company's adoption of ASU 2014-08, the revenue and expense of this property are included in continuing operations in the consolidated statement of income for the three month periods ended January 31, 2015 and 2014.

The operating results of the Springfield property which are included in the continuing operations were as follows (amounts in thousands):

	Three Months Ended
	January 31,
	2015	2014
Revenues	$-	$985
Property operating expense	-	(419)
Depreciation and amortization	-	(178)
Net Income	$-	$388

Lease Rollovers
For the first quarter of fiscal 2015, we signed leases for a total of 75,900 square feet of retail space in our consolidated core portfolio.  New leases for vacant spaces were signed for 53,600 square feet at an average rental increase of 8.54% on a cash basis, excluding 6,400 square feet of new leases for which there was no prior rent history available.  Renewals for 16,000 square feet of space previously occupied were signed at an average rental decrease of 0.9% on a cash basis.

Tenant improvements averaged $19.61 per square foot for new leases.  There were no tenant improvements provided to any of the renewal leases in the first quarter of fiscal 2015.  The average term for new leases was 6.53 years and the average term for renewal leases was 4 years.

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

The leases signed in 2015 generally become effective over the following one to two years. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, the rental increases/decreases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

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

Management considers FFO a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance, such as gains (or losses) from sales of property and depreciation and amortization.  However, FFO:

●
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generallyreflects all cash effects of transactions and other events in the determination of net income); and

●	should not be considered an alternative to net income as an indication of the Company's performance.

 FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the three months ended January 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended January 31,
	2015	2014
Net Income Applicable to Common and Class A Common Stockholders	$2,117	$15,765

Real property depreciation	4,559	3,761
Amortization of tenant improvements and allowances	848	684
Amortization of deferred leasing costs	102	112
Depreciation and amortization on unconsolidated joint ventures	348	262
(Gain)/Loss on sale of asset	106	(12,612)
Funds from Operations Applicable to Common and Class A Common Stockholders	$8,080	$7,972

Net Cash Provided by (Used in):
Operating Activities	$7,441	$7,646
Investing Activities	$(126,691)	$(7,504)
Financing Activities	$51,115	$3,986

FFO amounted to $8.1 million in the first three months of fiscal 2015 compared to $8.0 million in the comparable period of fiscal 2014.  The net increase in FFO is attributable, among other things, to: a) the additional net income generated from properties acquired in fiscal 2014 and the first quarter of fiscal 2015, offset by b) an increase in acquisition costs of $1.4 million in the first three months of fiscal 2015 when compared to the corresponding prior period and c) an increase in interest expense as a result of the company's secured mortgage borrowings used to acquire two properties in fiscal 2014 in which we assumed the mortgage encumbering the property and the Company placing a new $62.7 million combined mortgage on the 4 properties it acquired in fiscal 2015.

Results of Operations

The following information summarizes the Company's results of operations for the three months periods ended January 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to:
Revenues	2015	2014	Increase (decrease)	% Change	Property Acquisitions/Sales		Properties Held In Both Periods (Note 1)
Base rents	$21,011	$18,214	$2,797	15.4%	$1,918		$879
Recoveries from tenants	7,146	6,382	764	12.0%	648		116
Other income	305	532	(227)	-42.7%	28		(255)

Operating Expenses
Property operating expenses	5,086	4,926	160	3.2%	277		(117)
Property taxes	4,462	4,332	130	3.0%	300		(170)
Depreciation and amortization	5,526	4,576	950	20.8%	710		240
General and administrative expenses	2,268	2,104	164	7.8%	n/	a	n/	a

Other Income/Expenses
Interest expense	3,264	2,404	860	35.8%	805		55
Interest, dividends and other investment income	15	50	(35)	-70.0%	n/	a	n/	a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2015 and 2014.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues:
Base rents increased by 15.4% to $21.0 million for the three month period ended January 31, 2015 as compared with $18.2 million in the comparable period of 2014. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions/Sales:

In fiscal 2014 and the first three months of fiscal 2015, the Company purchased equity interests in ten properties totaling approximately 670,000 square feet of GLA and sold two properties totaling 280,000 square feet of GLA, whose operating results are included in continuing operations.   These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales during the three month periods ended January 31, 2015.  The Company also sold two properties in fiscal 2014 that are included in discontinued operations.  The revenue and expense changes for these two properties are not included in the above variance analysis.

Properties Held in Both Periods:

Revenues
Base rents increased during the three month period ended January 31, 2015 by $879,000 when compared with the corresponding prior period primarily as the result of the Company completing the re-development and re-tenanting of two shopping centers after the first quarter of fiscal 2014.  In the first three months of fiscal 2015, the Company leased or renewed 75,900 square feet (or approximately 1.80% of total consolidated core property leasable area).  At January 31, 2015, the Company's consolidated core properties were approximately 95.6% leased, an increase of 0.8% from the end of fiscal 2014. Overall core property occupancy increased to 94.7% at January 31, 2015, up from 94.15% at the end of fiscal 2014.

In the three month period ended January 31, 2015, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) increased by $116,000. This increase was a result of an increase in the percentage of the portfolio that is leased, which allows the Company to bill and collect a higher percentage of operating costs from its tenants.  This net increase was offset slightly by a decrease of operating expenses at our properties held in the three month period ended January 31, 2015 and fiscal 2014.  This operating expense decrease was predominantly the result of a decrease in snow removal costs.

Expenses
Property operating expenses for properties owned in both periods decreased by $117,000 in the three month period ended January 31, 2015 when compared with the corresponding prior period as a result of a decrease in expenses relating to snow removal costs.

Real estate taxes for properties owned in the three month period ended January 31, 2015 were relatively unchanged when compared with the corresponding prior period.

Interest expense for properties owned in the three month period ended January 31, 2015 was relatively unchanged when compared to the corresponding prior period.

Depreciation and amortization expense from properties held in the three months ended January 31, 2015, when compared to the corresponding prior period, increased by $240,000 as a result of increased depreciation on three properties that were in various stages of re-development in fiscal 2014.  The increased depreciation is related to an increase in capital improvements and tenant related build-out costs at those properties.

General and administrative increased in the three months ended January 31, 2015 when compared to the corresponding prior period predominantly as a result of increased compensation expense for increased staffing at the Company over the last three quarters of fiscal 2014 and the first quarter of fiscal 2015.

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

As of January 31, 2015, the Company had $37.5 million outstanding under its unsecured revolving credit facility and unsecured term loan with interest rates based on LIBOR which is a variable rate measure.  If LIBOR were to increase by 1% per annum, the company's interest expense would increase by approximately $375,000 per annum.

The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 4.65% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended January 31, 2015, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares, in the aggregate, of Common Stock, Class A Common Stock and Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October of 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock, Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.  For the three month period ended January 31, 2015, the Company did not repurchase any shares of stock under the Current Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 11, 2015	and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.