Form 10-Q
period 2015-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2015-09-04
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 2, 2015 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,349,582 Common Shares, par value $.01 per share, and 26,519,927 Class A Common Shares, par value $.01 per share.

Index

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 31, 2015 (Unaudited) and October 31, 2014.

Consolidated Statements of Income (Unaudited) – Three and nine months ended July 31, 2015 and 2014.

Consolidated Statements of Comprehensive Income (Unaudited) – Three and nine months ended July 31, 2015 and 2014.

Consolidated Statements of Cash Flows (Unaudited) – Nine months ended July 31, 2015 and 2014.

Consolidated Statement of Stockholders' Equity (Unaudited) – Nine months ended July 31, 2015.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	July 31, 2015	October 31, 2014
	(Unaudited)
Real Estate Investments:
Core properties – at cost	$979,003	$830,304
Less: Accumulated depreciation	(176,101)	(161,187)
	802,902	669,117
Investments in and advances to unconsolidated joint ventures	39,241	39,213
	842,143	708,330

Cash and cash equivalents	6,576	73,029
Restricted cash	2,236	2,123
Tenant receivables	24,097	20,361
Prepaid expenses and other assets	11,692	9,749
Deferred charges, net of accumulated amortization	5,884	5,413
Total Assets	$892,628	$819,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$37,250	$15,550
Unsecured term loan	25,000	25,000
Mortgage notes payable and other loans	261,986	205,147
Preferred stock called for redemption	-	61,250
Accounts payable and accrued expenses	5,606	1,622
Deferred compensation – officers	151	187
Other liabilities	18,500	16,342
Total Liabilities	348,493	325,098

Redeemable Noncontrolling Interests	15,602	18,864

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 and 2,800,000 shares issued and outstanding	75,000	70,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,349,582 and 9,193,559 shares issued and outstanding	93	92
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 26,557,374 and 23,611,715 shares issued and outstanding	266	236
Additional paid in capital	433,594	370,979
Cumulative distributions in excess of net income	(108,951)	(95,702)
Accumulated other comprehensive income (loss)	(844)	63
Total Stockholders' Equity	528,533	475,043
Total Liabilities and Stockholders' Equity	$892,628	$819,005

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenues
Base rents	$63,228	$55,708	$21,042	$18,714
Recoveries from tenants	22,676	18,778	7,028	5,645
Lease termination income	147	183	103	131
Other income	1,324	1,433	646	465
Total Revenues	87,375	76,102	28,819	24,955

Expenses
Property operating	16,423	14,713	4,384	3,837
Property taxes	13,667	12,772	4,631	4,205
Depreciation and amortization	16,834	14,196	5,541	4,761
General and administrative	6,493	6,074	2,214	1,987
Provision for tenant credit losses	738	594	212	235
Acquisition costs	2,020	476	74	63
Directors' fees and expenses	261	243	70	71
Total Operating Expenses	56,436	49,068	17,126	15,159

Operating Income	30,939	27,034	11,693	9,796

Non-Operating Income (Expense):
Interest expense	(10,111)	(7,611)	(3,417)	(2,602)
Equity in net income from unconsolidated joint ventures	1,414	1,096	467	291
Interest, dividends and other investment income	185	78	42	9
Income From Continuing Operations Before Discontinued Operations	22,427	20,597	8,785	7,494
Discontinued operations:
Income from discontinued operations	-	141	-	-
Gain (loss) on sales of properties	-	12,525	-	(87)
Income from discontinued operations	-	12,666	-	(87)

Net Income	22,427	33,263	8,785	7,407

Noncontrolling interests:
Net income attributable to noncontrolling interests	(728)	(455)	(344)	(151)
Net income attributable to Urstadt Biddle Properties Inc.	21,699	32,808	8,441	7,256
Preferred stock dividends	(11,035)	(10,359)	(3,571)	(3,453)

Net Income Applicable to Common and Class A Common Stockholders	$10,664	$22,449	$4,870	$3,803

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.28	$0.29	$0.13	$0.11
Income from discontinued operations	$-	$0.37	$-	$-
Net Income Applicable to Common Stockholders	$0.28	$0.66	$0.13	$0.11

Per Class A Common Share:
Income from continuing operations	$0.32	$0.32	$0.15	$0.13
Income from discontinued operations	$-	$0.42	$-	$-
Net Income Applicable to Class A Common Stockholders	$0.32	$0.74	$0.15	$0.13

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.28	$0.28	$0.13	$0.11
Income from discontinued operations	$-	$0.37	$-	$-
Net Income Applicable to Common Stockholders	$0.28	$0.65	$0.13	$0.11

Per Class A Common Share:
Income from continuing operations	$0.31	$0.31	$0.14	$0.12
Income from discontinued operations	$-	$0.41	$-	$-
Net Income Applicable to Class A Common Stockholders	$0.31	$0.72	$0.14	$0.12

Dividends Per Share:
Common	$0.6750	$0.6750	$0.2250	$0.2250
Class A Common	$0.7650	$0.7575	$0.2550	$0.2525

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2015	2014	2015	2014

Net Income	$22,427	$33,263	$8,785	$7,407

Other comprehensive income:
Change in unrealized gain in marketable equity securities	-	29	-	21
Change in unrealized gains (losses) on interest rate swaps	(907)	17	264	1
Unrealized (gains) in marketable securities reclassified into income	-	(10)	-	(10)

Total comprehensive income	21,520	33,299	9,049	7,419
Comprehensive income attributable to noncontrolling interests	(728)	(455)	(344)	(151)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	20,792	32,844	8,705	7,268
Preferred stock dividends	(11,035)	(10,359)	(3,571)	(3,453)
Total comprehensive income applicable to Common and Class A Common Stockholders	$9,757	$22,485	$5,134	$3,815

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$22,427	$33,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,834	14,196
Straight-line rent adjustment	(999)	283
Provision for tenant credit losses	738	594
Restricted stock compensation expense and other adjustments	3,100	3,050
Gain on sale of properties	-	(12,525)
Deferred compensation arrangement	(36)	-
Equity in net (income) of unconsolidated joint ventures	(1,414)	(1,096)
Changes in operating assets and liabilities:
Tenant receivables	(3,475)	(2,351)
Accounts payable and accrued expenses	3,077	2,041
Other assets and other liabilities, net	(4,069)	(2,212)
Restricted Cash	(113)	(772)
Net Cash Flow Provided by Operating Activities	36,070	34,471

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(136,304)	(21,020)
Investments in and advances to unconsolidated joint ventures	(147)	(6,902)
Deposits on acquisition of real estate investment	-	(1,270)
Return of deposits on acquisition of real estate investments	627	-
Improvements to properties and deferred charges	(10,622)	(14,864)
Net proceeds from the sale of properties	-	17,313
Distributions to noncontrolling interests	(1,770)	(455)
Distributions from unconsolidated joint ventures	1,454	1,378
Payments received on other receivables	-	640
Net Cash Flow (Used in) Investing Activities	(146,762)	(25,180)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(26,560)	(24,086)
Dividends paid -- Preferred Stock	(11,035)	(10,359)
Principal repayments on mortgage notes payable	(10,841)	(3,035)
Proceeds from mortgage financings	67,680	-
Redemption of preferred stock	(61,250)	-
Repayment of revolving credit line borrowings	(80,050)	(9,200)
Proceeds from revolving credit line borrowings	101,750	37,550
Net proceeds from the issuance of preferred stock	4,640	-
Sales of additional shares of Common and Class A Common Stock	59,905	185
Net Cash Flow Provided by Financing Activities	44,239	(8,945)

Net Increase/(Decrease) In Cash and Cash Equivalents	(66,453)	346
Cash and Cash Equivalents at Beginning of Period	73,029	2,945

Cash and Cash Equivalents at End of Period	$6,576	$3,291

Supplemental Cash Flow Disclosures:
Interest Paid	$10,077	$7,672

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances – October 31, 2014	5,175,000	$129,375	2,800,000	$70,000	9,193,559	$92	23,611,715	$236	$370,979	$(95,702)	$63	$475,043
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	10,664	-	10,664
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(907)	(907)
Cash dividends paid :
Common stock ($0.675 per share)	-	-	-	-	-	-	-	-	-	(6,309)	-	(6,309)
Class A common stock ($.765 per share)	-	-	-	-	-	-	-	-	-	(20,251)	-	(20,251)
Issuance of shares under dividend reinvestment plan	-	-	-	-	4,023	-	4,509	-	169	-	-	169
Shares issued under restricted stock plan	-	-	-	-	152,000	1	92,750	1	(2)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(26,600)	-	-	-	-	-
Issuance of Series G Preferred Stock	-	-	200,000	5,000	-	-	-	-	(360)	-	-	4,640
Issuance of Class A Common stock	-	-	-	-	-	-	2,875,000	29	59,731	-	-	59,760
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	3,077	-	-	3,077
Adjustments to redeemable noncontrolling interests		-	-	-	-	-	-	-	-	2,647	-	2,647
Balances-July 31, 2015	5,175,000	$129,375	3,000,000	$75,000	9,349,582	$93	26,557,374	$266	$433,594	$(108,951)	$(844)	$528,533

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2015, the Company owned or had equity interests in 75 properties containing a total of 5.2 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 31, 2015. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2014.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2015. As of July 31, 2015, the fiscal tax years 2012 through and including 2014 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Index
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

As of July 31, 2015, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At July 31, 2015, the Company had approximately $24.4 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of July 31, 2015, the Company had a deferred liability of $844,000 (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At July 31, 2015, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $844,000.  At October 31, 2014, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $63,000. Unrealized gains and losses included in other comprehensive income will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2015.

Index
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

In September 2014, the Company sold one of its properties located in Springfield, MA, as that property no longer met the Company's investment objectives.  The revenue and expenses of this property are included in continuing operations in the consolidated statement of income for the nine and three month periods ended July 31, 2014.

In April 2015, the Company entered into a contract to sell one of its properties located in Meriden, CT for $44.5 million as that property no longer met the Company's investment objectives.  The Company completed the sale in August 2015.   In accordance with ASC 360-10-45, the asset met all of the criteria to be classified as held for sale but because the net book value of the Meriden asset is insignificant to financial statement presentation the Company will not include the asset as held for sale on the consolidated balance sheet for all periods presented.

The combined operating results of the Springfield property and the Meriden property which are included in continuing operations were as follows (amounts in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Revenues	$4,230	$6,137	$1,299	$2,102
Property operating expense	(1,663)	(2,955)	(443)	(873)
Depreciation and amortization	(625)	(1,223)	-	(329)
Net Income	$1,942	$1,959	$856	$900

In December 2013 (fiscal 2014), prior to the adoption of ASU 2014-08 that changed the criteria for reporting discontinued operations, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.6 million.  In accordance with ASC 360 and 205 (prior to the accounting change) the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for the nine and three month periods ended July 31, 2014.  The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations.

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

Cash flows from discontinued operations for the nine and three month periods ended July 31, 2015 and 2014 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows (amounts in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,

	2015	2014	2015	2014
Cash flows from operating activities	$-	$(12,525)	$-	$(58)
Cash flows from investing activities	$-	$17,313	$-	$(88)
Cash flows from financing activities	$-	$-	$-	$-

Index
Revenue Recognition
Revenues from operating leases include revenues from core properties. Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At July 31, 2015 and October 31, 2014, $15,898,000 and $14,853,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2015 and October 31, 2014, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,524,000 and $3,106,000, respectively.

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

Index
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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Numerator
Net income applicable to common stockholders – basic	$2,279	$5,174	$1,040	$877
Effect of dilutive securities:
Restricted stock awards	128	312	62	60
Net income applicable to common stockholders – diluted	$2,407	$5,486	$1,102	$937

Denominator
Denominator for basic EPS – weighted average common shares	8,059	7,800	8,060	7,802
Effect of dilutive securities:
Restricted stock awards	643	697	692	804
Denominator for diluted EPS – weighted average common equivalent shares	8,702	8,497	8,752	8,606

Numerator
Net income applicable to Class A common stockholders-basic	$8,385	$17,275	$3,830	$2,926
Effect of dilutive securities:
Restricted stock awards	(128)	(312)	(62)	(60)
Net income applicable to Class A common stockholders – diluted	$8,257	$16,963	$3,768	$2,866

Denominator
Denominator for basic EPS – weighted average Class A common shares	26,160	23,207	26,176	23,208
Effect of dilutive securities:
Restricted stock awards	183	205	204	244
Denominator for diluted EPS – weighted average Class A common equivalent shares	26,343	23,412	26,380	23,452

Segment Reporting
The Company operates in one industry segment, ownership of commercial real estate properties which are located principally in the metropolitan New York tri-state area outside of the City of New York.  The Company does not distinguish its property operations for purposes of measuring performance.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

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

Index

New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies until December 15, 2017.  The Company is currently assessing the potential impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02").  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of July 31, 2015.

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

In June 2015, the Company, through a wholly-owned subsidiary, purchased, for $4.0 million, a 7,000 square foot retail property located in Fort Lee (Bergen County), New Jersey (the "Fort Lee Property).  The Company funded the acquisition with a combination of available cash and borrowings under its Facility.

In July 2015, the Company, through a wholly-owned subsidiary purchased, for $10 million, a 26,000 square foot grocery anchored shopping center located in Harrison (Westchester County), New York (the "Harrison Property").  The acquisition was funded with a borrowing on the Company's Facility.

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

The Company completed its evaluation of the fair value of the in-place leases for the NJ Retail Properties purchased in the first quarter of fiscal 2015 and the Greenwich and McLean Properties purchased in fiscal 2014.  As a result of its evaluation, the Company has allocated $113,400 to an asset associated with the net fair value assigned to the acquired leases at the NJ Retail Properties, $166,400 to a liability associated with the net fair value assigned to the acquired leases at the Greenwich Properties, and $964,100 to a liability associated with the net fair value assigned to the acquired leases at the McLean Property, all of which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for nine months ended July 31, 2015.  The Company is in the process of evaluating the fair value of the in-place leases for its Fort Lee and Harrison Properties acquired in fiscal 2015; consequently no value has yet been assigned to the leases for those properties and the purchase price allocations are preliminary and may be subject to change.

For the nine month periods ended July 31, 2015 and 2014, the net amortization of above-market and below-market leases was approximately $577,000 and $312,000, respectively.  For the three months ended July 31, 2015 and 2014, the net amortization of above-market and below-market leases was approximately $46,000 and $102,000, respectively.  All amounts are included in base rents in the accompanying consolidated statements of income.

Index

(3)  MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2015.

During the nine months ended July 31, 2015, the Company borrowed $101.8 million on the Facility to fund property acquisitions and capital improvements.  During the nine months ended July 31, 2015, the Company repaid $80.1 million on the Facility after the sale of its Springfield, MA property and with the proceeds from the mortgage loan placed on the NJ Retail Properties and other available cash.

The Company has an additional Unsecured Term Loan (the "Term Loan") in the amount of $25 million with The Bank of New York Mellon as the lender. The Term Loan has a term of six months and is due on August 27, 2015 (see note 10).  The Term Loan bears interest at Eurodollar rate plus 1.4% to 1.9% based on consolidated indebtedness.  The Term Loan has the same financial covenants as the Facility.

In December 2014, the Company placed $62.7 million in non-recourse first mortgage loans that are secured by the NJ Retail Properties (see note 2).  The mortgage loans require monthly payments of principal and interest in the amount of $294,000 at a fixed interest rate of 3.85% per annum.  The mortgage matures in January 2027.  Proceeds from the mortgage were used to repay the Facility.

In July 2015, the Company repaid at maturity its $4.5 million non-recourse first mortgage loan encumbered by its Fairfield Plaza property.  The Company funded this repayment with a borrowing on its Facility.

(4) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company has an investment in three joint ventures, UB Ironbound, LP ("Ironbound"), UB Orangeburg, LLC ("Orangeburg") and McLean Plaza Associates, LLC ("McLean"), each of which owns a commercial retail property.  The Company has evaluated its investment in these three joint ventures and has concluded that the ventures are not VIEs; however, these joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation".  The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company.  The Company's investment in these consolidated joint ventures is more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 32.5% interest in Orangeburg, which owns a drug store anchored shopping center.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership.  The annual cash distribution is paid from available cash, as defined, of Orangeburg.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  The non-managing member is not obligated to make any additional capital contributions to the partnership.  Orangeburg has a defined termination date of December 31, 2097.

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

Noncontrolling Interests

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in Ironbound, Orangeburg and McLean have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg and McLean redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the nine month periods ended July 31, 2015 and 2014, the Company increased/(decreased) the carrying value of the non-controlling interests by $(2.6) million  and $345,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

Index

The following table sets forth the details of the Company's redeemable non-controlling interests at July 31, 2015 and October 31, 2014: (amounts in thousands)

	July 31, 2015	October 31, 2014

Beginning Balance	$18,864	$11,843
McLean Plaza Noncontrolling Interest-Net	(615)	6,134
Change in Redemption Value	(2,647)	887

Ending Balance	$15,602	$18,864

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2015 and October 31, 2014 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	July 31,	October 31,
	2015	2014

Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,249	$18,380
Gateway Plaza (50%)	7,340	7,069
Putnam Plaza Shopping Center (66.67%)	6,553	6,525
Midway Shopping Center, L.P. (11.642%)	5,163	5,322
Applebee's at Riverhead (50%)	1,213	1,194
81 Pondfield Road Company (20%)	723	723
Total	$39,241	$39,213

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided equity interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York (together the "Riverhead Properties").  Gateway, a 194,000 square foot shopping center, is anchored by a 168,000 square foot newly constructed Walmart.  The property also has 27,000 square feet of newly constructed in-line space, of which 24,000 is leased.  The remaining vacancies are in the process of being leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with additional development rights of 7,200 square feet.

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

Midway currently has a non-recourse first mortgage payable in the amount of $30 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut") and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59") for a combined investment of approximately $18.0 million.

Index
Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% (noncontrolling) undivided equity interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza") located in Carmel, New York.

Putnam Plaza has a first mortgage payable in the amount of $20.0 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

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

During the nine months ended July 31, 2015, the Company awarded 152,000 shares of Common Stock and 92,750 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2015 was approximately $4.8 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of July 31, 2015, and changes during the nine months ended July 31, 2015 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at November 1, 2014	1,380,800	$16.21	399,950	$18.01
Granted	152,000	$18.37	92,750	$22.10
Vested	(250,950)	$15.66	(87,400)	$15.88
Forfeited	-	$-	(26,600)	$19.50
Non-vested at July 31, 2015	1,281,850	$16.58	378,700	$19.38

Index
As of July 31, 2015, there was $13.8 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.8 years.  For the nine month periods ended July 31, 2015 and 2014 amounts charged to compensation expense totaled $2,995,000 and $3,041,000, respectively.

Share Repurchase Program
Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares of Common Stock and Class A Common Stock and the Company's Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock, Series D Senior Cumulative Preferred Stock and Series F Cumulative Preferred Stock in open market transactions.  Prior to terminating the Original Program, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Original Program.  For the nine and three month periods ended July 31, 2015, the Company did not repurchase any shares of stock under either program.

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

Common Stock
In November 2014, the Company sold 2,500,000 shares of Class A Common Stock in an underwritten follow-on common stock offering for $20.82 per share and raised net proceeds of $51.9 million. In addition, in November 2014, the underwriters of the offering exercised their over-allotment option and purchased an additional 375,000 shares of Class A Common stock at the same price, which raised an additional $7.8 million.

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

Index

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.")  The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2014 and July 31, 2015, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2015

Liabilities:

Interest Rate Swap Agreement	$844	$-	$844	$-

Redeemable noncontrolling interests	$15,602	$12,723	$-	$2,879

October 31, 2014

Assets:

Interest Rate Swap Agreement	$63	$-	$63	$-

Liabilities:

Redeemable noncontrolling interests	$18,864	$9,802	$-	$9,062

Fair market value measurements based upon Level 3 inputs changed from $2,897 at November 1, 2013 to $9,062 at October 31, 2014 as a result of a $30 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and an increase in the amount of $6,134 representing the non-controlling interest in the Company's McLean Plaza investment (See note 5).  Fair market value measurements based upon Level 3 inputs changed from $9,062 at November 1, 2014 to $2,879 at July 31, 2015 as a result of a $49 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 (See note 4) and the transfer in the amount of $6,134 of the noncontrolling interest in McLean to Level 1.  During the quarter ended January 31, 2015, McLean was converted to a limited liability company from a general partnership.  One of the results of this conversion is that the noncontrolling equity interests in McLean can only be redeemed for shares of the Company's Class A Common Stock or for cash based on the value of the Company's Class A Common stock and in accordance with ASC 810; the noncontrolling interest will now be valued as a Level 1 measurement.

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

The estimated fair value of mortgage notes payable and other loans was approximately $267 million at July 31, 2015 and $205 million at October 31, 2014, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy.  When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's in-place leases (See Note 2).  Those fair value measurements fall within Level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2014, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(8)  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2015, the Company had commitments of approximately $6.7 million for capital improvements to its properties and tenant related obligations.

Index

(9) PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the nine month periods ended July 31, 2015 and 2014 adjusted to give effect to the property acquisitions, including acquisition costs, completed during the current fiscal year ended July 31, 2015 (see Note 2), the sale of its Meriden property in August 2015 and the Company's Class A Common stock offering completed in November 2014 as though these transactions were completed on November 1, 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of that year nor does it purport to represent the results of future operations: (amounts in thousands, except per share data)

	Nine Months Ended
	July 31,
	2015	2014

Pro forma revenues	$85,173	$81,395

Pro forma income from continuing operations	$23,124	$20,310

Pro forma income from continuing operations applicable to Common and Class A Common stockholders:	$11,361	$9,496

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.61	$0.55
Net Income Applicable to Common Stockholders	$0.30	$0.26

Per Class A Common Share:
Income from continuing operations	$0.69	$0.61
Net Income Applicable to Class A Common Stockholders	$0.34	$0.29

Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.60	$0.53
Net Income Applicable to Common Stockholders	$0.29	$0.25

Per Class A Common Share:
Income from continuing operations	$0.68	$0.60
Net Income Applicable to Class A Common Stockholders	$0.33	$0.28

The following table summarizes the revenues and income from continuing operations that is included in the Company's historical consolidated statement of income for the nine months ended July 31, 2015 for the properties acquired in fiscal 2015 as more fully described in note 2: (amounts in thousands)

Revenues	$6,825

Income from continuing operations (Note 1)	$15

(10) SUBSEQUENT EVENTS

On September 3, 2015, the Board of Directors of the Company declared cash dividends of $0.225 for each share of Common Stock and $0.255 for each share of Class A Common Stock.  The dividends are payable on October 16, 2015 to stockholders of record on October 2, 2015.

On August 25, 2015, the Company completed the sale of its property located in Meriden, CT.  The sales price was $44.5 million and the Company will record a gain on sale in the quarter ended October 31, 2015 in the approximate amount of $21 million.

On August 25, 2015, the Company repaid its $25 million Term Loan with The Bank of New York Mellon.  The repayment was funded with proceeds from the sale of its Meriden, CT property.

On August 25, 2015, the Company repaid $17.5 million on its Facility with proceeds from the sale of its Meriden, CT. property.

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

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2015, the Company owned or had equity interests in 75 properties containing a total of 5.2 million square feet of GLA of which approximately 96.6% was leased (95.3% at October 31, 2014).

The above percentages exclude the Company's White Plains property.  In November 2014, the Company obtained a zoning change from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company is maintaining vacancies to make potential redevelopment possible.   In February 2015, two more leases at the property totaling 90,000 square feet expired, for which the average base rent per square foot was approximately $24.69 per annum. Currently, the 189,000 square foot property has only 20,000 square feet leased and occupied at an average base rent per square foot of $22.79.  In April 2015, the Company entered into a contract to sell this property.  The contract contains certain contingencies that need to be satisfied in order for the transaction to close, and there is the possibility it may not close. If all contingencies are satisfied, the Company expects the transaction to close in the early part of fiscal 2016.

Included in the 75 properties are equity interests in seven unconsolidated joint ventures at July 31, 2015.  These joint ventures were approximately 98.3% leased (97.7% at October 31, 2014).  The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 21 consecutive years.

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

The Company has a strong capital structure and does not have any secured debt maturing until August 2016.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

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
●
Selectively dispose of underperforming properties or properties not located in the Company's desired primary geographic location and re-deploy the proceeds into properties located in the  metropolitan New York tri-state area outside of the City of New York

●	Increase property values by aggressively marketing available GLA and renewing existing leases
●	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
●	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
●	Control property operating and administrative costs

Index
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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  For the nine month periods ended July 31, 2015 and 2014, the Company increased its allowance for doubtful accounts by $738,000 and $594,000, respectively.  For the three month periods ended July 31, 2015 and 2014, the Company increased its allowance for doubtful accounts by $212,000 and $235,000, respectively.  It is also the Company's policy to maintain an allowance of approximately 10% of the deferred straight-line rents receivable balance for future tenant credit losses.

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

Index
Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real property may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its rental properties is impaired at July 31, 2015.

Liquidity and Capital Resources
At July 31, 2015, the Company had unrestricted cash and cash equivalents of $6.6 million compared to $73.0 million at October 31, 2014.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.  In October 2014, the Company completed the sale of 2.8 million shares of Series G - 6.75% preferred stock that raised net proceeds of $67.8 million.  In November 2014, the Company completed the sale of an additional 200,000 shares of the Series G preferred stock that raised an additional $4.8 million of net proceeds and the sale of 2,875,000 shares of Class A Common stock that raised proceeds of $59.9 million.  The Company used a portion of the proceeds from these stock sales in connection with the following:

●	On November 21, 2014, $61.25 million was used to repurchase all of the Company's outstanding Series D Preferred Stock.
●	On December 10, 2014, $61.9 million was used to fund a portion of the $124.6 million purchase of four retail properties located in three counties in northern New Jersey.
●	In November and December 2014 and March 2015 the Company repaid a net $9.35 million on its Unsecured Revolving Credit Facility (the "Facility")

The Company maintains a conservative capital structure with low leverage levels by commercial real estate standards.  The Company maintains a ratio of total debt to total assets below 37% and a very strong fixed charge coverage ratio of over 2.86 to 1, which we believe will allow the Company to obtain additional secured mortgage loans or other types of borrowings, if necessary.  The Company does not have any fixed rate debt coming due until August 2016 and has 46 properties in its consolidated core portfolio that are not encumbered by secured mortgage debt. At July 31, 2015, the Company had loan availability of $42.0 million on its unsecured revolving line of credit.

In July 2015, one of the Company's largest tenants, the Great Atlantic and Pacific Tea Company, Inc. ("A&P") filed a voluntary petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").  At July 31, 2015, A&P leased and occupied nine spaces totaling 365,000 square feet in the Company's portfolio.  The total base rent per annum for these nine spaces totaled $5,540,000 at July 31, 2015.  The Company anticipates some, but most likely not all, of the leases will be purchased by other supermarket operators during the bankruptcy process and as a result there will be no effect on the Company for those leases.  The leases that are not purchased and are rejected in bankruptcy will require the Company to re-lease the affected spaces.  The Company believes that it will be able to do so but cannot predict when such re-leasing will occur.  The table below details information about all nine A&P leases in the Company's portfolio:

Property	Location	Square Feet	Base Rent Per Annum	Base Rent Per Square Foot	Lease Expiration

Pompton Lakes Town Square	Pompton Lakes, NJ	63,000	$1,244,000	$19.80	Oct 2025*
Ferry Plaza Shopping Center	Newark, NJ	63,000	1,215,000	$19.15	Nov 2020*
Village Shopping Center	New Providence, NJ	46,000	990,000	$21.75	Feb 2029*
Boonton Shopping Center	Boonton, NJ	49,000	950,000	$19.21	Oct 2024*
Valley Ridge Shopping Center	Wayne, NJ	36,000	540,000	$15.00	Feb 2020*
Harrison Shopping Center	Harrison, NY	12,000	264,000	$22.00	Sept 2024*
Bloomfield Shopping Center	Bloomfield, NJ	31,000	154,000	$5.00	June 2017*
Shoppes at Eastchester	Eastchester, NY	30,000	110,000	$3.71	Oct 2019
McLean Plaza Shopping Center	Yonkers, NY	35,000	73,000	$2.09	Oct 2034*
		365,000	$5,540,000

* Subject to further tenant renewal options

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

Index

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $36.1 million for the nine months ended July 31, 2015 compared to $34.5 million in the comparable period of fiscal 2014. The increase in operating cash flows when compared with the corresponding prior period was due primarily to an increase in the operating income generated by the Company's properties in the nine month period ended July 31, 2015 versus the same period in fiscal 2014 offset by an increase in tenant receivables in the nine month period ended July 31, 2015 versus the same period in fiscal 2014.

Investing Activities

Net cash flows used in investing activities amounted to $146.8 million for the nine months ended July 31, 2015 compared to $25.2 million in the comparable period of fiscal 2014. The variance in cash flows used in investing activities in fiscal 2015 when compared to the corresponding prior period was the result of the Company purchasing six properties totaling $136.3 million in the first nine months of fiscal 2015 versus purchasing three properties in the first nine months of fiscal 2014 for a net investment of $21.0 million (after the assumption of mortgages) and making an equity investment in two joint ventures in fiscal 2014 for a net investment of $6.6 million.  The variance was also caused by the Company completing the sale of three properties in the first quarter of fiscal 2014 that raised net proceeds of $17.4 million.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $44.2 million in the first nine months of fiscal 2015 compared to net cash flow used in financing activities of $8.9 million in the comparable period of fiscal 2014. The variance in net cash provided by financing activities in the first nine months of fiscal 2015 when compared to the corresponding period of fiscal 2014 was attributable predominantly to the Company placing a secured mortgage in the amount of $62.7 million on its 4 properties purchased in the first quarter of fiscal 2015 and the proceeds from additional sales of preferred and Class A Common stock aggregating $64.4 million in the first nine months of fiscal 2015.  This increase was partially offset by the Company increasing the annualized dividend rate on the Company's outstanding Class A Common stock by $0.01 per share in December 2014 and by the Company repaying its Series D preferred stock in fiscal 2015 with money raised by a preferred stock offering in fiscal 2014.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $262.0 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 4.6% at July 31, 2015. The mortgage loans with fixed interest rates are secured by 22 properties with a net book value of $460.4 million and have fixed rates of interest ranging from 2.78% to 11.31%.  The Company made principal payments of $10.8 million in the nine months ended July 31, 2015 (including the repayment of a mortgage at maturity in the amount of $4.5 million) compared to $3.0 million in the comparable period in fiscal 2014.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

The Company has an $80 million Unsecured Revolving Credit Facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness, and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2015.

As of July 31, 2015, $42.03 million is available to be drawn on the Facility.

In addition, the Company had an Unsecured Term Loan (the "Term Loan") in the amount of $25 million with BNY Mellon.  The Term Loan had an initial term of six months with a Company option for a six month extension.  In January 2015, the Company exercised its extension option and the Term Loan  was extended to August 2015.  The Term Loan required monthly payments of interest only at the Company's option of Eurodollar rate plus 1.4% to 1.9% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Term Loan had the same financial covenants as the Company's Facility.  The Company was in compliance with such covenants at July 31, 2015.  The Term Loan was repaid by the Company in August 2015 at maturity with the proceeds from the sale of the Company's property located in Meriden, Connecticut.

In December 2014, the Company completed a $62.7 million non-recourse first mortgage loan that is secured by the NJ Retail Properties.  The mortgage loan requires monthly payments of principal and interest in the amount of $294,000 at a fixed interest rate of 3.85% per annum.  The mortgage matures in January 2027.  Proceeds from the mortgage were used to repay the Facility.

In July 2015, the Company repaid a $4.5 million mortgage secured by its Fairfield Plaza property when it matured.

Index

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

Capital Expenditures

The Company invests in its existing properties and regularly makes capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the nine months ended July 31, 2015, the Company paid approximately $10.6 million for property improvements, tenant improvements and leasing commission costs (approximately $6.9 million representing recurring property improvements and approximately $3.7  million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $6.7 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2015.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions/Sales and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers, located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.

In December 2014, the Company, through wholly-owned subsidiaries, purchased, for $124.6 million, four shopping centers totaling approximately 375,000 square feet located in the Counties of Bergen, Morris and Passaic, New Jersey.   The Company funded the purchase with a combination of available cash remaining from the sale of Class A Common Stock and the sale of its Series G Preferred Stock, borrowings under its Facility and non-recourse mortgage loans secured by the subject properties.

In June 2015, the Company, through a wholly-owned subsidiary purchased, for $4.0 million, a 7,000 square foot retail property located in Fort Lee (Bergen County), New Jersey.

In July 2015, the Company, through a wholly-owned subsidiary, purchased, for $10 million, a 26,000 square foot grocery anchored shopping center located in Harrison (Westchester County), New York.

In December 2013, the Company sold its two distribution service facilities and one core property.

In fiscal 2014, prior to the adoption of Accounting Standards Update No. 2014-08 "Presentation of Financial Statements (ASC Topic 205) and Property, Plant, and Equipment (ASC Topic 360)" (together, "ASU 2014-08"), the combined operating results for the two distribution service facilities are shown as discontinued operations in the accompanying consolidated statements of income. The operating results of the other property are insignificant to financial statement presentation and are not shown as discontinued operations. The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	Nine Months Ended		Three Month Ended
	July 31,		July 31,

	2015	2014	2015	2014
Revenues	$-	$141	$-	$-
Property operating expense	-	-	-	-
Depreciation and amortization	-	-	-	-
Income from discontinued operations	$-	$141	$-	$-

In September 2014, the Company sold its property located in Springfield, MA, as that property no longer met the Company's investment objectives.  The revenue and expenses of this property are included in continuing operations in the consolidated statement of income for the nine and three month periods ended July 31, 2014.

In April 2015, the Company entered into a contract to sell one of its properties located in Meriden, CT for $44.5 million as that property no longer met all of the Company's investment objectives.  The Company completed the sale in August 2015.   In accordance with ASC 360-10-45, the asset met all of the criteria to be classified as held for sale but because the net book value of the Meriden asset is insignificant to financial statement presentation the Company will not include the asset as held for sale on the consolidated balance sheet for all periods presented.

The combined operating results of the Springfield property and the Meriden Property which are included in the continuing operations were as follows (amounts in thousands):

	Nine Months Ended		Three Months Ended
	July 31,		July 31,

	2015	2014	2015	2014
Revenues	$4,230	$6,137	$1,299	$2,102
Property operating expense	(1,663)	(2,955)	(443)	(873)
Depreciation and amortization	(625)	(1,223)	-	(329)
Net Income	$1,942	$1,959	$856	$900

Index
Lease Rollovers
For the first nine months of fiscal 2015, we signed leases for a total of 379,000 square feet of retail space in our consolidated core portfolio.  New leases for vacant spaces were signed for 189,000 square feet at an average rental increase of 2.22% on a cash basis, excluding 24,000 square feet of new leases for which there was no prior rent history available.  Renewals for 189,000 square feet of space previously occupied were signed at an average rental increase of 5.44% on a cash basis.

Tenant improvements averaged $51.09 per square foot for new leases.  There were no significant tenant improvements provided to any of the renewal leases in the first nine months of fiscal 2015.  The average term for new leases was 6.8 years and the average term for renewal leases was 4 years.

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

In 2015, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for new and renewal leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the nine and three month periods ended July 31, 2015 and 2014 (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,

	2015	2014	2015	2014
Net Income Applicable to Common and Class A Common Stockholders	$10,664	$22,449	$4,870	$3,803

Real property depreciation	14,097	11,411	4,730	3,714
Amortization of tenant improvements and allowances	2,350	2,330	680	880
Amortization of deferred leasing costs	332	402	111	150
Depreciation and amortization on unconsolidated joint ventures	1,058	915	356	339
(Gain)/Loss on sale of asset	(123)	(12,525)	2	87
Funds from Operations Applicable to Common and Class A Common Stockholders	$28,378	$24,982	$10,749	$8,973

Net Cash Provided by (Used in):
Operating Activities	$36,070	$34,471	$13,957	$12,131
Investing Activities	$(146,762)	$(25,180)	$(16,458)	$(6,219)
Financing Activities	$44,239	$(8,945)	$3,605	$(11,207)

FFO amounted to $28.4 million in the first nine months of fiscal 2015 compared to $25.0 million in the comparable period of fiscal 2014.  The net increase in FFO is attributable, among other things, to: a) the additional net income generated from properties acquired in fiscal 2014 and the first nine months of fiscal 2015, b) an overall increase in net operating income at properties owned in the nine month periods of both fiscal 2014 and 2015, offset by c) an increase in acquisition costs of $1.5 million in the first nine months of fiscal 2015 when compared to the corresponding prior period and d) an increase in interest expense of $2.5 million as a result of the Company's secured mortgage borrowings increasing when we assumed the mortgage encumbering two properties we acquired in fiscal 2014 and the Company placing a new $62.7 million combined mortgage on the four properties it acquired in fiscal 2015.

FFO amounted to $10.7 million in the three months ended July 31, 2015 compared to $9.0 million in comparable period of fiscal 2014.  The net increase in FFO is attributable, among other things, to: a) the additional net income generated from properties acquired in fiscal 2014 and the first nine months of fiscal 2015, b) an overall increase in net operating income at properties owned in both the three months ended July 31, 2015 and 2014, offset by c) an increase in interest expense as a result of the Company's secured mortgage borrowings increasing when we assumed the mortgage encumbering the two properties we acquired in fiscal 2014 and the Company placing a new $62.7 million combined mortgage on the four properties it acquired in fiscal 2015.

Results of Operations

The following information summarizes the Company's results of operations for the nine month and three month periods ended July 31, 2015 and 2014 (amounts in thousands):

Index

	Nine Months Ended
	July 31,				Change Attributable to:
Revenues	2015	2014	Increase (decrease)	% Change	Property Acquisitions/Sales		Properties Held In Both Periods (Note 1)
Base rents	$63,228	$55,708	$7,520	13.5%	$6,995		$525
Recoveries from tenants	22,676	18,778	3,898	20.8%	2,157		1,741
Other income	1,324	1,433	(109)	-7.6%	28		(137)

Operating Expenses
Property operating expenses	16,423	14,713	1,710	11.6%	1,022		688
Property taxes	13,667	12,772	895	7.0%	983		(88)
Depreciation and amortization	16,834	14,196	2,638	18.6%	2,492		146
General and administrative expenses	6,493	6,074	419	6.9%	n/	a	n/	a

Other Income/Expenses
Interest expense	10,111	7,611	2,500	32.8%	2,616		(116)
Interest, dividends and other investment income	185	78	107	137.2%	n/	a	n/	a

Note 1 – Properties held in both periods include only properties owned for the entire periods of 2015 and 2014.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

	Three Months Ended
	July 31,				Change Attributable to:
Revenues	2015	2014	Increase (decrease)	% Change	Property Acquisitions/Sales		Properties Held In Both Periods (Note 2)
Base rents	$21,042	$18,714	$2,328	12.4%	$2,527		$(199)
Recoveries from tenants	7,028	5,645	1,383	24.5%	605		778
Other income	646	465	181	38.9%	(14)		195

Operating Expenses
Property operating expenses	4,384	3,837	547	14.3%	353		194
Property taxes	4,631	4,205	426	10.1%	340		86
Depreciation and amortization	5,541	4,761	780	16.4%	981		(201)
General and administrative expenses	2,214	1,987	227	11.4%	n/	a	n/	a

Other Income/Expenses
Interest expense	3,417	2,602	815	31.3%	901		(86)
Interest, dividends and other investment income	42	9	33	367%	n/	a	n/	a

Note 2 – Properties held in both periods include only properties owned for the three month periods of 2014 and 2015.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues:
Base rents increased by 13.5% to $63.2 million for the nine month period ended July 31, 2015 as compared with $55.7 million in the comparable period of 2014.  Base rents increased by 12.4% to $21.0 million for the three month period ended July 31, 2015 as compared with $18.7 million in the comparable period of 2014. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions/Sales:

In fiscal 2014 and the first nine months of fiscal 2015, the Company purchased equity interests in twelve properties totaling approximately 706,000 square feet of GLA and sold two properties totaling 280,000 square feet of GLA, whose operating results are included in continuing operations.   These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales during the three and nine month periods ended July 31, 2015.  The Company also sold two properties in fiscal 2014 that are included in discontinued operations.  The revenue and expense changes for these two properties are not included in the above variance analysis.

Properties Held in Both Periods:

Revenues
Base rents increased during the nine month period ended July 31, 2015 by $525,000 when compared with the corresponding prior period primarily as the result of an increase in base rents billed at two properties for which the Company completed re-development and re-tenanting after the first nine months of fiscal 2014.  This increase was offset by the loss of rent caused by the departure of two large tenants in the Company's Westchester Pavilion property after January 31, 2015.  The Company is in the process of re-developing, or potentially selling this property and is allowing the property to become vacant in order to accomplish either of these scenarios.  Base rents decreased during the three month period ended July 31, 2015 by $199,000 when compared with the corresponding prior period primarily as the result of two leases expiring at the Company's Westchester Pavilion property as discussed above.

In the first nine months of fiscal 2015, the Company leased or renewed 379,000 square feet (or approximately 8.95% of total consolidated core property leasable area).  At July 31, 2015, the Company's consolidated core properties were approximately 96.3% leased (excluding the Westchester Pavilion), an increase of 1.45% from the end of fiscal 2014. Overall core property occupancy increased to 95.3% at July 31, 2015, up from 94.15% at the end of fiscal 2014.

In the nine month and three month periods ended July 31, 2015, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by a net $1.7 million and $778,000, respectively. This increase was a result of an increase in the percentage of the portfolio that is leased, which allows the Company to bill and collect a higher percentage of operating costs from its tenants.  This net increase was offset slightly by an increase in operating expenses at our properties held in the nine month and three month periods ended July 31, 2015.  This operating expense increase was predominantly the result of an increase in snow removal costs and parking lot repairs.

Expenses
Property operating expenses for properties held in both periods increased in the nine month and three month periods ended July 31, 2015 when compared with the corresponding prior periods by $688,000 and $194,000, respectively, as a result of an increase in expenses relating to snow removal costs and parking lot repairs.

Real estate taxes for properties held in both periods were relatively unchanged in the nine month and three month periods ended July 31, 2015 when compared with the corresponding prior periods as a result of normal property tax assessment increases at a majority of the properties held in both periods offset by a reduction in tax expense at the company's Westchester Pavilion property caused by a property tax assessment reduction.

Depreciation and amortization for properties held in both the nine month and three month periods ended July 31, 2015 when compared with the corresponding prior periods were relatively unchanged.

General and administrative expense increased in the nine month and three month periods ended July 31, 2015 when compared with the corresponding prior periods by $419,000 and $227,000, respectively, as a result of increased compensation expense for additional staffing at the Company over the last quarter of fiscal 2014 and the first three quarters of fiscal 2015.

Interest expense for properties owned in the nine month and three month periods ended July 31, 2015 when compared with the corresponding prior periods was relatively unchanged.

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

As of July 31, 2015, the Company had $67.0 million outstanding under its unsecured revolving credit facility and unsecured term loan with interest rates based on LIBOR which is a variable rate measure.  If LIBOR were to increase by 1% per annum, the company's interest expense would increase by approximately $670,000 per annum.

The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 4.6% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended July 31, 2015, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously, the Board of Directors of the Company approved a share repurchase program ("Original Program") for the repurchase of up to 1,500,000 shares, in the aggregate, of Common Stock, Class A Common Stock and Series C and Series D Senior Cumulative Preferred Stock in open-market transactions.  Recognizing that the Company issued a new Series F Preferred Stock in October of 2012 and that the remaining outstanding shares of the Series C Cumulative Preferred Stock were redeemed in May 2013, the Board of Directors terminated the Original Program in December 2013 and at the same time approved a new share repurchase program (the "Current Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock, Series D Senior Cumulative Preferred stock and Series F Cumulative Preferred stock in open market transactions.  For the three month period ended July 31, 2015, the Company did not repurchase any shares of stock under the Current Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 4, 2015	and Principal Accounting Officer)

Index

EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (5) Notes to Consolidated Financial Statements that have been detail tagged.