Form 10-K
period 2015-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2016-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2015 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $38,993,661; Class A Common Shares, par value $.01 per share, $537,248,936.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 5, 2016 (latest date practicable): 9,502,985 Common Shares, par value $.01 per share, and 26,463,816 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 24, 2016 (certain parts as indicated herein) (Part III).

PART I
Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to: economic and other market conditions; financing risks, such as the inability to obtain debt or equity financing on favorable terms; the level and volatility of interest rates; financial stability of tenants; the inability of the Company's properties to generate revenue increases to offset expense increases; governmental approvals, actions and initiatives; environmental/safety requirements; risks of real estate acquisitions (including the failure of acquisitions to close); risks of disposition strategies; as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC").

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

Description of Business

The Company's sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the metropolitan New York tri-state area outside of the City of New York.  The Company's properties consist principally of neighborhood and community shopping centers and seven office buildings.  The Company seeks to identify desirable properties for acquisition, which it acquires in the normal course of business.  In addition, the Company regularly reviews its portfolio and from time to time may sell certain of its properties.

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

At October 31, 2015, the Company owned or had equity interests in seventy-four properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in four states throughout the United States, containing a total of 4.9 million square feet of gross leasable area ("GLA").  For a description of the Company's individual investments, see Item 2 – Properties.

Investment and Operating Strategy

The Company's investment objective is to increase the cash flow and the value of its properties.  The Company seeks growth through (1) the strategic re-tenanting, renovation and expansion of its existing properties, and (2) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in its targeted geographic region.  The Company may also invest in other types of real estate in the targeted geographic region. For a discussion of key elements of the Company's growth strategies and operating policies, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

At October 31, 2015, the Company's properties collectively had 868 leases with tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2015, the sixty-seven consolidated properties were 95.8% leased (see Results of Operations discussion in Item 7).   At October 31, 2015, the Company had equity investments in seven properties which it does not consolidate; those properties were 98.1% leased.  The Company believes the properties are adequately covered by property and liability insurance.

A substantial portion of the Company's operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of monthly fixed base rentals and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2015, no single tenant comprised more than 7.7% of the total annual base rents of the Company's properties. The following table sets out a schedule of our ten largest tenants by percent of total annual base rent of our properties as of October 31, 2015.

Tenant	Number of Stores	% of Total Annual Base Rent of Properties

Stop & Shop Supermarket	7	7.70%
CVS	8	4.09%
A&P Supermarkets	4	3.54%
TJX Companies	5	3.46%
Bed Bath & Beyond	3	3.32%
ACME Supermarkets	4	3.16%
Staples	3	1.68%
BJ's	1	1.48%
King's Supermarkets	2	1.34%
ShopRite	2	1.32%
	39	31.09%

See Item 2 – Properties for a complete list of the Company's properties. Also see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for a discussion of the impact of A&P's bankrupcty on the Company.

The Company's single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center ("Ridgeway").

Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2015, Ridgeway revenues represented approximately 11.7% of the Company's total revenues and approximately 8.4% of the Company's total assets at October 31, 2015. As of October 31, 2015, Ridgeway was 97.0% leased. The property's largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath & Beyond (14%) and Marshall's Inc., a division of the TJX Companies (11%).  No other tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets out a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2015 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent That is Represented By the Expiring Leases
2016	2	900	$49,300	0.5%
2017	4	62,900	2,154,400	21.0%
2018	10	94,500	3,297,200	32.1%
2019	1	800	45,400	0.4%
2020	3	31,800	517,000	5.0%
2021	1	42,700	826,200	8.1%
2022	3	22,400	872,500	8.5%
2023	6	66,800	2,131,500	20.8%
2024	2	10,300	363,700	3.6%
2025	-	-	-	-%
Thereafter	-	-	-	-%
Total	32	333,100	$10,257,200	100%

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

In December 2013, the Company sold its two non-core properties.  The Company reinvested the proceeds into properties in its core marketplace.

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

Competition

The real estate investment business is highly competitive.  The Company competes for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, the Company's properties are subject to local competitors from the surrounding areas.  The Company's shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where the Company's retail properties are located.  In addition, the retail industry is seeing greater competition from internet retailers who do not need to establish "brick and mortar" locations for their businesses. This reduces the demand for traditional retail space in shopping centers like ours and other grocery-anchored shopping center properties.  The Company's office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing decisions are generally determined by prospective tenants on the basis of, among other things, rental rates, location, and physical quality of the property and availability of space.

The Company does not consider its real estate business to be seasonal in nature.

Property Management

The Company actively manages and supervises the operations and leasing at all of its properties.

Employees

The Company's executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  It occupies approximately 10,000 square feet in a two-story office building owned by the Company. The Company has 49 employees and believes that its relationship with its employees is good.

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

Code of Business Conduct and Ethics and Whistleblower Policy

The Company's Board of Directors has adopted a Code of Business Conduct and Ethics for Senior Financial Officers that applies to the Company's Chief Executive Officer, Chief Financial Officer and Controller.  The Board also adopted a Code of Business Conduct and Ethics applicable to all employees as well as a "Whistleblower Policy". These are available free of charge by contacting the Company.

Financial Information About Operating Segments

See Item 8 included in this Annual Report on 10-K for the year ended October 31, 2015.

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

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2015, approximately 97.8% of our total revenues were from properties located in this area. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment.  These factors could have a more significant localized effect in the areas where our properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2015, Ridgeway revenues represented approximately 11.7% of the Company's total revenues and approximately 8.4% of the Company's total assets at October 31, 2015.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

We are dependent on anchor tenants in many of our retail properties.  Most of our retail properties are dependent on a major or anchor tenant.  If we are unable to renew any lease we have with the anchor tenant at one of these properties upon expiration of the current lease, or to re-lease the space to another anchor tenant of similar or better quality upon departure of an existing anchor tenant on similar or better terms, we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income, reduced funds from operations and reduced property values.  Vacated anchor space also could adversely affect an entire shopping center because of the loss of the departed anchor tenant's customer drawing power.  Loss of customer drawing power also can occur through the exercise of the right that some anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term.  In addition, vacated anchor space could, under certain circumstances, permit other tenants to pay a reduced rent or terminate their leases at the affected property, which could adversely affect the future income from such property.  There can be no assurance that our anchor tenants will renew their leases when they expire or will be willing to renew on similar economic terms.  See Item 1 – Business – in this Annual Report on Form 10-K for additional information on our ten largest tenants by percent of total annual base rent of our properties.

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

Competition may adversely affect acquisition of properties and leasing operations.  We compete for the purchase of commercial property with many entities, including other publicly traded REITs.  Many of our competitors have substantially greater financial resources than ours.  In addition, our competitors may be willing to accept lower returns on their investments.  If we are unable to successfully compete for the properterties we have targeted for acquisition, we may not be able to meet our property acquisition and development goals.  We may incur costs on unsuccessful acquisitions that we will not be able to recover.  The operating performance of our property acquisitions may also fall short of our expectations, which could adversely affect our financial performance.

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

In addition, covenants of unsecured revolving credit facility (i) limit the amount of debt we may incur, excluding preferred stock, as a percentage of gross asset value, as defined in the agreement, to less than 55% (leverage ratio), (ii) require earnings before interest, taxes, depreciation and amortization to be at least 175% of fixed charges, (iii) require net operating income from unencumbered properties to be at least 200% of unsecured interest expenses, (iv) require not more than 15% of gross asset value, as defined in the agreement, to be attributable to the Company's pro rata share of the value of unencumbered properties owned by non-wholly owned subsidiaries or unconsolidated joint ventures, and (v) require at least 10 unencumbered properties in the unencumbered asset pool.

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

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.  We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.

Changes in accounting standards may adversely impact our financial results.  The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects on their agenda that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.

Risks Related to our Organization and Structure

We will be taxed as a regular corporation if we fail to maintain our REIT status.  Since our founding in 1969, we have operated, and intend to continue to operate, in a manner that enables us to qualify as a REIT for federal income tax purposes.  However, the federal income tax laws governing REITs are complex.  The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be completely within our control.  For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws.  In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers.  We also are required to distribute to our stockholders at least 90% of our REIT taxable income (excluding capital gains) each year. Our continued qualification as a REIT depends on our satisfaction of the asset, income, organizational, distribution and stockholder ownership requirements of the Internal Revenue Code on a continuing basis. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal tax consequences of qualification as a REIT.  If we fail to qualify as a REIT in any taxable year and do not qualify for certain Internal Revenue Code relief provisions, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.  In addition, distributions to stockholders would not be deductible in computing our taxable income.  Corporate tax liability would reduce the amount of cash available for distribution to stockholders which, in turn, would reduce the market price of our stock.  Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman, who beneficially owns 46.6% of our outstanding Common Stock and 0.4% of our outstanding Class A common stock or to Mr. Willing L. Biddle, our CEO, who beneficially owns 28.9% of our outstanding Common Stock and 0.2% of our outstanding Class A Common Stock, each as of the date of this Annual Report on Form 10-K.  Such holdings represent approximately 66.3% of our outstanding voting interests.  Together as a group Messrs. Urstadt, Biddle, and the other directors and executive officers hold approximately 66.8% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A common stock.  The ownership limitation may discourage a takeover or other transaction that some of our stockholders may believe to be desirable.

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

Item 1B.                          Unresolved Staff Comments.

None.

Item 2.        Properties.

Properties

The following table sets forth information concerning each property at October 31, 2015.  Except as otherwise noted, all properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT	1997	1950	2002	374,000	13.6	34	97%	Stop & Shop Supermarket
Stratford, CT	1988	1978	2005	278,000	29	17	99%	Stop & Shop Supermarket
Scarsdale, NY (1)	2004	1958	2010	247,000	14	26	99%	ShopRite Supermarket
New Milford, CT	2002	1972	2010	235,000	20	12	100%	Walmart
Riverhead, NY (2)	-	2014	2014	199,000	20.7	3	98%	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	20	98%	Christmas Tree Shops
Carmel, NY (3)	2006	1971	2010	190,000	22	34	96%	Hannaford Brothers
White Plains, NY (4)	1994	1958	2003	189,000	3.5	4	10%	Hudson Gateway Board of Realtors
Ossining, NY	2000	1978	1998	137,000	11.4	26	100%	Stop & Shop Supermarket
Somers, NY	-	2002	2003	135,000	26	26	97%	Home Goods
Midland Park, NJ	1999	1970	2015	130,000	7.9	29	98%	Kings Supermarket
Carmel, NY	1999	1983	1995	129,000	19	19	98%	ShopRite Supermarket
Pompton Lakes, NJ	2000	1965	2015	125,000	12	17	94%	Planet Fitness
Yorktown, NY	1997	1973	2005	117,000	16.4	8	72%	Staples
New Providence, NJ	2010	1965	2013	109,000	7.8	23	98%	Acme Supermarket
Newark, NJ (5)	-	1995	2008	108,000	8.4	14	96%	Acme Supermarket
Wayne, NJ	1992	1959	1992	102,000	9	44	97%	PNC Bank N.A.
Newington, NH	1994	1975	1979	102,000	14.3	8	97%	Jo-Ann Fabrics
Darien, CT	1992	1955	1998	96,000	9.5	24	96%	Stop & Shop Supermarket
Emerson, NJ	2013	1981	2007	92,000	7	18	89%	ShopRite Supermarket
New Milford, CT	-	1966	2008	81,000	7.6	6	92%	Big Y Supermarket
Somers, NY	-	1991	1999	80,000	10.8	32	95%	CVS
Orange, CT	-	1990	2003	78,000	10	11	96%	Trader Joe's Supermarket
Kinnelon, NJ	2015	1961	2015	77,000	7.5	13	100%	Marshall's
Montvale, NJ (2)	2010	1965	2013	76,000	9.9	15	100%	The Fresh Market
Orangeburg, NY (6)	2014	1966	2012	74,000	10.6	27	93%	CVS
New Milford, CT	-	2003	2011	72,000	8.8	8	87%	TJ Maxx
Eastchester, NY	2013	1978	1997	70,000	4	14	100%	Acme Supermarket
Fairfield, CT	-	1995	2011	63,000	7	3	100%	Marshall's
Boonton, NJ	-	1999	2014	63,000	5.4	10	100%	A&P Supermarket
Yonkers, NY	-	1982	2014	58,000	5	13	100%	Acme Supermarket
Bloomfield, NJ	-	1977	2014	56,000	5.1	9	100%	Walgreen's
Ridgefield, CT	1999	1930	1998	52,000	2.1	39	93%	Keller Williams
Cos Cob, CT	2008	1986	2014	48,000	1.1	34	96%	CVS
Briarcliff Manor, NY	2014	1975	2001	47,000	1	18	76%	CVS
Wyckoff, NJ	2014	1971	2015	43,000	5.2	16	96%	Walgreen's
Westport, CT	-	1986	2003	40,000	3	9	100%	Pier One Imports
Old Greenwich, CT	-	1976	2014	40,000	1.4	16	94%	Kings Supermarket
Rye, NY	-	Various	2004	39,000	1	22	100%	Parkers
Danbury, CT	2012	1988	2002	33,000	2.7	5	91%	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4	7	100%	Nutmeg Liquors
Ossining, NY	2001	1981	1999	29,000	4	4	100%	Westchester CC
Katonah, NY	1986	Various	2010	28,000	1.7	26	100%	Ms. Greens Market
Harrison, NY	-	1970	2015	26,000	1.6	12	100%	Key Food Supermarket
Pelham, NY	2014	1975	2006	25,000	1	9	100%	Manor Market
Spring Valley, NY (2)	-	1950	2013	24,000	1.6	12	100%	Spring Valley Foods
Eastchester, NY	2014	1963	2012	24,000	2.1	5	100%	CVS
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	RiteAid
Somers, NY	-	1987	1992	19,000	4.9	11	95%	Putnam County Savings
Various (7)	-	Various	2013	15,000	5	4	80%	Friendly's Restaurants
Cos Cob, CT	1970	1947	2013	15,000	0.9	9	89%	Jos A Bank
Monroe, CT	-	2005	2007	10,000	2	6	100%	Starbucks
Greenwich, CT	-	1961	2013	10,000	0.8	7	100%	Cosi
Riverhead, NY (2)	-	2000	2014	8,000	2.7	2	100%	Applebee's
Fort Lee, NJ	-	1967	2015	7,000	0.4	1	100%	HMART Supermarket

Office Properties and Bank Branches
Greenwich, CT	-	various	various	57,000	2.8	15	80%	UBP
Bronxville and Yonkers, NY	-	1960	2008 & 2009	19,000	0.7	4	100%	People's United Bank, JP Morgan Chase
Bernardsville, NJ	-	1970	2013	14,000	1.1	7	73%	Laboratory Corp
Chester, NJ	-	1950	2013	9,000	2.0	-	0%	n/a
				4,868,000	441.1	868

(1)  Two wholly owned subsidiaries of the Company own an 11.642% economic ownership interest in Midway.  The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property.
(2) A wholly owned subsidiary of the Company has a 50% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.
(3) A wholly owned subsidiary of the Company has a 66.67% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.
(4) The Company is in the process of vacating the property to allow for the sale of the property.
(5) A wholly owned subsidiary of the Company is the sole general partner of a partnership that owns this property (84% Ownership Interest)
(6) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (33.2% Ownership Interest)
(7) The Company owns five separate free standing properties, three of which are occupied 100% by a Friendly's Restaurant.  The properties are located in New York, New Jersey and Connecticut.

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated properties for leases in place as of October 31, 2015, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Lease Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent That is Represented By The Expiring Leases
2016 (1)	168	275,700	$7,399,000	9%
2017	105	365,500	9,404,300	11%
2018	94	560,400	11,910,800	15%
2019	92	363,500	8,052,200	10%
2020	82	426,800	9,199,300	11%
2021	42	295,100	6,519,600	8%
2022	49	346,500	6,684,200	8%
2023	29	195,300	5,633,600	7%
2024	29	156,100	3,813,300	5%
2025	34	243,600	4,788,000	6%
Thereafter	38	446,600	8,163,900	10%

Total	762	3,675,100	$81,568,200	100%

(1)	Represents lease expirations from November 1, 2015 to October 31, 2016 and month-to-month leases.
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

Item 4.                          Mine Safety Disclosures.

Not Applicable

PART II

Item 5.                          Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity  Securities.

(a) Market Information
Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA," respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2015 and 2014 as reported on the New York Stock Exchange:

Common shares:	Fiscal Year Ended October 31, 2015		Fiscal Year Ended October 31, 2014
	Low	High	Low	High
First Quarter	$11.73	$20.00	$15.39	$16.39
Second Quarter	$17.33	$20.09	$15.64	$17.99
Third Quarter	$16.53	$17.92	$17.28	$18.44
Fourth Quarter	$16.23	$19.95	$16.90	$18.65

Class A Common shares:	Fiscal Year Ended October 31, 2015		Fiscal Year Ended October 31, 2014
	Low	High	Low	High
First Quarter	$21.56	$24.22	$18.13	$19.64
Second Quarter	$20.75	$24.01	$18.45	$20.96
Third Quarter	$18.68	$21.03	$20.04	$21.48
Fourth Quarter	$17.43	$20.52	$19.88	$22.08

(b) Approximate Number of Equity Security Holders

At December 31, 2015 (latest date practicable), there were 685 shareholders of record of the Company's Common Stock and 694 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2015 and 2014:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 16, 2015	$0.2250	$0.085	$0.11375	$0.02625	$0.2550	$0.09625	$0.12875	$0.03
April 17, 2015	$0.2250	$0.085	$0.11375	$0.02625	$0.2550	$0.09625	$0.12875	$0.03
July 17, 2015	$0.2250	$0.085	$0.11375	$0.02625	$0.2550	$0.09625	$0.12875	$0.03
October 16, 2015	$0.2250	$0.085	$0.11375	$0.02625	$0.2550	$0.09625	$0.12875	$0.03
	$0.90	$0.34	$0.455	$0.105	$1.02	$0.385	$0.515	$0.12

Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion
January 17, 2014	$0.225	$0.108	$0.031	$0.086	$0.2525	$0.12125	$0.035	$0.09625
April 17, 2014	$0.225	$0.108	$0.031	$0.086	$0.2525	$0.12125	$0.035	$0.09625
July 18, 2014	$0.225	$0.108	$0.031	$0.086	$0.2525	$0.12125	$0.035	$0.09625
October 17, 2014	$0.225	$0.108	$0.031	$0.086	$0.2525	$0.12125	$0.035	$0.09625
	$0.90	$0.432	$0.124	$0.344	$1.01	$0.485	$0.140	$0.385

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2015, the Company made distributions to stockholders aggregating $0.90 per Common share and $1.02 per Class A Common share. On December 17, 2015, the Company's Board of Directors approved the payment of a quarterly dividend payable January 15, 2016 to stockholders of record on January 5, 2016. The quarterly dividend rates were declared in the amounts of $0.23 per Common share and $0.26 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2015, 1,197,373 shares of Common Stock and 239,831 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  For the three month period ended October 31, 2015, the Company repurchased 188,753 shares of Class A Common Stock under the Program.

The following table sets forth the shares repurchased by the Company during the three-month period ended October 31, 2015:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
August 1, 2015 – August 31, 2015	30,686	$17.77	759,864	1,240,136
September 1, 2015 – September 30, 2015	158,067	$17.79	917,931	1,082,069
October 1, 2015 – October 31, 2015	-	-	917,931	1,082,069

Item 6.                          Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2015	2014	2013	2012	2011
Balance Sheet Data:
Total Assets	$861,075	$819,005	$650,026	$724,243	$576,264

Revolving Credit Lines and Unsecured Term Loan	$22,750	$40,550	$9,250	$11,600	$41,850

Mortgage Notes Payable and Other Loans	$260,457	$205,147	$166,246	$143,236	$118,135

Preferred Stock Called For Redemption	$-	$61,250	$-	$58,508	$-

Redeemable Preferred Stock	$-	$-	$-	$21,510	$96,203

Operating Data:
Total Revenues	$115,312	$102,328	$95,203	$90,395	$90,468

Total Expenses and payments to noncontrolling interests	$88,594	$75,927	$70,839	$64,367	$61,535

Income from Continuing Operations before Discontinued Operations	$50,212	$53,091	$29,105	$27,282	$30,483

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$1.04	$1.22	$.31	$.42	$.63
Common Stock	$.92	$1.09	$.28	$.38	$.57

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$1.02	$1.19	$.30	$.41	$.61
Common Stock	$.90	$1.06	$.27	$.36	$.55

Cash Dividends Paid on:
Class A Common Stock	$1.02	$1.01	$1.00	$.99	$.98
Common Stock	$.90	$.90	$.90	$.90	$.89

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$51,100	$50,915	$50,952	$52,504	$46,548

Investing Activities	$(105,034)	$(54,624)	$(49,631)	$(10,778)	$(42,351)

Financing Activities	$(12,472)	$73,793	$(76,468)	$31,837	$(15,343)

Funds from Operations (Note 1)	$38,056	$33,032	$29,506	$30,627	$34,453

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance.  However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18.

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward-Looking Statements
This Item 7 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements included in this Item 7 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Many of these risks are discussed in Item 1A. Risk Factors.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2015, the Company owned or had equity interests in 74 properties containing a total of 4.9 million square feet of GLA of which approximately 96.1% was leased (95.3% at October 31, 2014).

The above percentages exclude the Company's White Plains property.  In November, 2014 the Company obtained a zoning change from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company is maintaining vacancies to make potential redevelopment possible.  In February 2015, two more leases at the property totaling 90,000 square feet expired, for which the average base rent per square foot was approximately $24.69 per annum. Currently, the 189,000 square foot property has only 20,000 square feet leased and occupied at an average base rent per square foot of $22.79.  In April 2015, the Company entered into a contract to sell this property.  The contract contains certain contingencies that need to be satisfied in order for the transaction to close, and there is the possibility it may not close. If all contingencies are satisfied, the Company expects the transaction to close in the second quarter of fiscal 2016.

Included in the 74 properties are equity interests in seven unconsolidated joint ventures, which joint ventures were approximately 98.1% leased at October 31, 2015 (97.7% at October 31, 2014).

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

●	Hold properties for long-term investment and enhance their value through regular maintenance, periodic renovation and capital improvement
●
Selectively dispose of underperforming properties and re-deploy the proceeds into properties located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York

●	Increase property values by aggressively marketing available GLA and renewing existing leases
●	Renovate, reconfigure or expand existing properties to meet the needs of existing or new tenants
●	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents
●	Control property operating and administrative costs

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  For a further discussion about the Company's critical accounting policies, please see Note 1 to the consolidated financial statements of the Company included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources
At October 31, 2015, the Company had unrestricted cash and cash equivalents of $6.6 million compared to $73.0 million at October 31, 2014.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.  In October 2014, the Company completed the sale of 2.8 million shares of Series G - 6.75% preferred stock that raised net proceeds of $67.8 million.  In November 2014, the Company completed the sale of an additional 200,000 shares of the Series G preferred stock that raised an additional $4.8 million of net proceeds and the sale of 2,875,000 shares of Class A Common stock that raised proceeds of $59.9 million.  The Company used the proceeds from these stock sales in connection with the following:

•	On November 21, 2014, $61.25 million was used to repurchase all of the Company's outstanding Series D Preferred Stock.
•	On December 10, 2014, $61.9 million was used to fund a portion of the $124.6 million purchase of four retail properties located in three counties in northern New Jersey.
•	In November and December 2014 and March 2015 the Company repaid a net $9.35 million on its Unsecured Revolving Credit Facility (the "Facility").

The Company maintains a conservative capital structure with low leverage levels by commercial real estate standards.  The Company maintains a ratio of total debt to total assets below 34% and a very strong fixed charge coverage ratio of over 2.75 to 1, which we believe will allow the Company to obtain additional secured mortgage borrowings if necessary.  The Company does not have any fixed rate debt coming due until August 2016 and has forty-five properties in its consolidated portfolio that are not encumbered by secured mortgage debt. At October 31, 2015, the Company had loan availability of $56.2 million on its unsecured revolving line of credit.

In July 2015, one of the Company's largest tenants, A&P filed a voluntary petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").  As of November 2015, four of the nine A&P leases in our portfolio have been purchased by ACME, a division of Albertson's and one of the leases has been purchased by Key Food.  As a result, there will be no negative effect on the Company for those leases.  The Company has purchased and terminated the leases within its Valley Ridge and Bloomfield shopping centers from A&P and now has control of those spaces, which it expects to re-lease in due course.  The Company purchased these two leases believing the base rental rate on the leases was below market, which would allow for the Company to increase its cash flow if the spaces could be re-leased to new tenants at prevailing market rates.  The remaining two spaces (Pompton and Boonton) may still be sold by A&P to a new operator during the bankruptcy process.  Alternatively, the leases could be rejected in bankruptcy, in which event the Company would have to re-lease those spaces.  The Company believes that it will be able to re-lease the two spaces it purchased from A&P and potentially the Pompton and Boonton spaces (if necessary) but cannot predict when such re-leasing will occur.

The table below details information about the nine leases in Company's portfolio affected by the A&P bankruptcy.

Property	Location	Square Feet	Base Rent Per Annum	Base Rent Per Square Foot	Lease Expiration

Pompton Lakes Town Square	Pompton Lakes, NJ	63,000	$1,244,000	$19.80	Oct 2025*
Ferry Plaza Shopping Center	Newark, NJ	63,000	1,215,000	$19.15	Nov 2020*
Village Shopping Center	New Providence, NJ	46,000	990,000	$21.75	Feb 2029*
Boonton Shopping Center	Boonton, NJ	49,000	950,000	$19.21	Oct 2024*
Valley Ridge Shopping Center	Wayne, NJ	36,000	540,000	$15.00	Repurchased by UBP
Harrison Shopping Center	Harrison, NY	12,000	264,000	$22.00	Sept 2024*
Bloomfield Shopping Center	Bloomfield, NJ	31,000	154,000	$5.00	Repurchased by UBP
Shoppes at Eastchester	Eastchester, NY	30,000	110,000	$3.71	Oct 2019**
McLean Plaza Shopping Center	Yonkers, NY	35,000	73,000	$2.09	Oct 2034*
		365,000	$5,540,000

* Subject to further tenant renewals
** Company has amended the lease with tenant to increase the base rent per square foot from $3.71 to $10.00 per square foot through 10/31/19 and to provide a new tenant option though 10/31/24 at a base rent per square foot of $25.00.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for fiscal 2016 and to meet its dividend requirements necessary to maintain its REIT status. In fiscal 2015, 2014 and 2013, net cash flow provided by operations amounted to $51.1 million, $50.9 million and $51.0 million, respectively.  Cash dividends paid on common and preferred shares equaled $50.0 million in fiscal 2015 compared to $45.9 million in fiscal 2014 and $46.6 million in fiscal 2013.

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows which are expected to increase due to property acquisitions and growth in operating income in the existing portfolio and from other sources. The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company's operating cash flow therefore depends on the rents that it is able to charge to its tenants, and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests, primarily grocery-anchored neighborhood and community shopping centers, provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments, the Company's ability to re-lease space as leases expire, and the ability of the Company to re-lease space at rents equal to or greater than expiring rents. In any of these cases, the Company's cash flow could be adversely affected.  Over the last several years, the entire retail commercial real estate industry has seen increased competition from Internet commerce, which has made it more difficult for certain types of "brick and mortar" businesses to compete, the result of which has been a reduction in the tenant pool for retail commercial real estate owners like us.  If internet commerce continues to erode the need for traditional retail stores it could make it more difficult for the Company to lease available space and the Company's future cash flow could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $51.1 million in fiscal 2015, compared to $50.9 million in fiscal 2014, and $51.0 million in fiscal 2013.  The changes in operating cash flows were primarily the result of:

Decrease from fiscal 2014 to fiscal 2015:
The decrease was due primarily to an increase in other assets and other liabilities offset by an increase in the operating income generated by the Company's properties in the year ended October 31, 2015 versus fiscal 2014.

Decrease from fiscal 2013 to fiscal 2014:
This decrease was predominantly caused by a decrease in accounts receivable collected and an increase in restricted cash related to new escrow accounts associated with mortgages assumed with new property acquisitions in fiscal 2014 offset by the addition of the net operating results of the Company's acquired properties in fiscal 2013 and fiscal 2014.

Investing Activities

Net cash flows used in investing activities was $105.0 million in fiscal 2015, $54.6 million in fiscal 2014 and $49.6 million in fiscal 2013. The change in investing cash flows was primarily the result of:

Increase in cash used from fiscal 2014 to fiscal 2015:
The increase in cash flows used in investing activities in fiscal 2015 when compared to the prior fiscal year was the result of the Company purchasing six properties totaling $136.3 million in fiscal 2015 versus purchasing 8 properties in fiscal 2014 requiring $81.7 million.

Increase in cash used from fiscal 2013 to fiscal 2014:
The Company acquired 8 properties in fiscal 2014 requiring $81.7 million in equity versus acquiring 11 properties in fiscal 2013 requiring $58.4 million in equity.  The Company also re-tenanted two shopping centers and as a result, the Company expended $19.3 million on improvements to its properties in fiscal 2014 versus only $9.5 million in fiscal 2013.  In addition, the Company had loaned $13 million to one of its unconsolidated joint ventures in a prior year, which loan was repaid in fiscal 2013.  This increase in cash used by investing activities was partially offset by proceeds in the amount of $47.8 million from the sale of three of the Company's properties in fiscal 2014.

The Company regularly makes capital investments in its properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

Net cash flows used by financing activities amounted to $12.5 million in fiscal 2015 compared with net cash provided by financing activities in fiscal 2014 of $73.8 and net cash used by financing activities in the amount of $76.5 million in fiscal 2013.  The change in net cash provided (used) by financing activities was primarily attributable to:

Cash generated:

Fiscal 2015: (Total $237.6 million)
•	Proceeds from mortgage financing in the amount of $68.2 million.
•	Proceeds from revolving credit line borrowings in the amount of $104.8 million.
•	Proceeds from the insurance of Series G Preferred Stock in the amount of $4.6 million.
•	Proceeds from the insurance of Class A Common stock in the amount of $59.8 million.

Fiscal 2014: (Total $198.8 million)
•	Proceeds from revolving credit line borrowings of $65.1 million.
•	Proceeds from unsecured term loan borrowing of $25 million.
•	Proceeds from mortgage financings of $40.7 million.
•	Proceeds from issuance of Series G preferred stock of $67.8 million.

Fiscal 2013: (Total $39.9 million)
•	Proceeds from revolving credit line borrowings of $38.4 million.
•	Return of escrow deposit of $1.3 million.

Cash used:

Fiscal 2015:  (Total $250.1 million)
•	Dividends to shareholders in the amount of $50.0 million.
•	Repayment of mortgage notes payable in the amount of $12.9 million.
•	Repayment of revolving credit line borrowings in the amount of $97.6 million.
•	Repayment of the unsecured term loan in the amount of $25 million.
•	Redemption of preferred stock in the amount of $61.3 million.
•	Repurchase of Class A Common stock in the amount of $3.4 million.

Fiscal 2014: (Total $125.0 million)
•	Dividends to shareholders in the amount of $45.9 million.
•	Repayments of mortgage notes payable in the amount of $20.3 million.
•	Repayments of revolving credit line borrowings in the amount of $58.8 million.

Fiscal 2013: (Total $116.3 million)
•	Dividends to shareholders in the amount of $46.6 million.
•	Repayment of mortgage notes payable in the amount of $6.6 million.
•	Repayment of revolving credit line borrowings in the amount of $40.7 million.
•	Repurchase of shares of the Company's Series C Senior Cumulative Preferred Stock in the amount of $22.4 million.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), proceeds from sales of properties and/or the issuance of equity securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs. However, there are certain factors that may have a material adverse effect on its access to capital sources; the Company's ability to incur additional debt is dependent upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of equity securities is dependent on, among other things, general market conditions for REITs and market perceptions about the Company and its stock price in the market. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings and Debt

The Company has an $80 million Unsecured Revolving Credit Facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a 1-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations and financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2015.

In August 2014, the Company borrowed $25.0 million under a newly executed Unsecured Term Loan (the "Term Loan") with The Bank of New York Mellon as the lender. The Term Loan had a term of six months with a Company option for a six month extension.  The interest rate was the Eurodollar rate plus 1.40% to 1.90% based on consolidated indebtedness.  The Term Loan had the same financial covenants as the Facility.  The Company used the borrowings to fund a portion of the purchase price of the Greenwich Properties.  The Term Loan was repaid in August 2015 with proceeds from the sale of the Company's Meriden, CT property.

During the fiscal years ended October 31, 2015 and 2014 the Company borrowed $104.8 million and $65.1 million, respectively, on its Facility to fund a portion of the equity for property acquisitions and capital improvements to its properties.  During the fiscal years ended October 31, 2015 and 2014 the Company re-paid $97.6 million and $58.8 million, respectively, on its Facility with proceeds from a combination of non-recourse mortgage financings, secured mortgage financings and available cash.

In December 2014, through four wholly-owned subsidiaries, the Company obtained a $62.7 million non-recourse first mortgage loan secured by the NJ Retail Properties that were purchased in December 2014.  The mortgage loan requires monthly payments of principal and interest in the amount of $294,000 at a fixed interest rate of 3.85% per annum.  The mortgage matures in January 2027.  Proceeds from the mortgage were used to repay the Facility.

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

During fiscal 2014, the Company refinanced a non-recourse mortgage loan encumbering its Arcadian property in the amount of $16.2 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 3.995% per annum.  The mortgage matures in August 2024.

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

In June of fiscal 2013, the Company repaid, at maturity, its first mortgage payable secured by its Veterans Plaza property in the amount of $3.2 million.

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans in the amount of $260.5 million consist of fixed rate mortgage loan indebtedness with a weighted average interest rate of 4.6% at October 31, 2015. The mortgage loans are secured by 22 properties with a net book value of $454 million and have fixed rates of interest ranging from 2.8% to 6.6%.  The Company made principal payments of $12.9 million in the year ended October 31, 2015 (including the repayment of a mortgage at maturity in the amount of $4.5 million) compared to $20.3 million (including the refinancing of $16.2 million mortgage) in the comparable period in fiscal 2014.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

Contractual Obligations

The Company's contractual payment obligations as of October 31, 2015 were as follows (amounts in thousands):

Payments Due by Period

	Total	2016	2017	2018	2019	2020	Thereafter
Mortgage notes payable and other loans	$260,457	$20,493	$55,029	$4,473	$31,065	$3,801	$145,596
Interest on mortgage notes payable	67,547	12,429	11,340	8,717	7,848	6,680	20,533
Revolving Credit Lines	22,750	22,750	-	-	-	-	-
Tenant obligations*	11,036	11,036	-	-	-	-	-
Total Contractual Obligations	$361,790	$66,708	$66,369	$13,190	$38,913	$10,481	$166,129

*Committed tenant-related obligations based on executed leases as of October 31, 2015.

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

Capital Expenditures

The Company invests in its existing properties and regularly incurs capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In fiscal 2015, the Company paid approximately $12.2 million for property improvements, tenant improvements and leasing commission costs.  The Company expects to incur approximately $11.0 million for anticipated capital and tenant improvements and leasing costs in fiscal 2016. These expenditures are expected to be funded from operating cash flows or bank borrowings.

Significant Property Acquisitions

The Company seeks to acquire properties which are primarily shopping centers located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.

In July 2015, the Company, through a wholly-owned subsidiary purchased, for $10.0 million, a 26,000 square foot grocery anchored shopping center located in Harrison (Westchester County), New York.  The acquisition was funded with a borrowing on the Company's Facility.

In June 2015, the Company, through a wholly-owned subsidiary, purchased, for $4.0 million, a 7,000 square foot retail property located in Fort Lee (Bergen County), New Jersey.  The Company funded the acquisition with a combination of available cash and borrowings under its Facility.

In December 2014 (fiscal 2015), the Company, through four wholly-owned subsidiaries, purchased, for $124.6 million, four retail properties totaling 375,000 square feet located in Northern New Jersey.  The Company funded the acquisition with a combination of available cash remaining from the sale of Class A Common Stock and the sale of its Series G Preferred Stock, borrowings under its Facility and a non-recourse mortgage secured by the subject properties.

In October 2014, the Company, through a wholly-owned subsidiary, acquired a 51% interest in McLean Plaza Associates for a net investment of $6.2 million.  McLean Plaza's sole asset is a grocery anchored shopping center located in Yonkers, NY.  McLean Plaza is encumbered by a first mortgage payable in the amount of $5.0 million and has a term of ten years and requires payments of interest only at the fixed rate of 3.7%.

In August 2014, the Company, through a wholly-owned subsidiary, purchased for $47.4 million, two retail properties totaling 88,000 square feet located in Greenwich, CT.  The Company funded the acquisition with a combination of available cash, borrowings under its Facility, other unsecured borrowings and a non-recourse mortgage secured by the subject property (see Note 4).

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

In December 2013, the Company, through a wholly-owned subsidiary, purchased for $11 million a 56,000 square foot retail shopping center located in Bloomfield, NJ. The acquisition required the assumption of an existing mortgage in the amount of $7.7 million. The mortgage loan requires monthly payments of principal and interest at a fixed rate of 5.5% per annum.  The mortgage matures in August 2016.  The Company funded the equity needed to complete the purchase with borrowings under its Facility.

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

In January and March 2013, the Company purchased 6 free standing net leased properties located in the Company's primary marketplace with a combined GLA of 20,000 square feet.  The gross purchase price of the six properties was $7.8 million. The Company funded the equity with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2015 (amounts in thousands):

	Year Ended October 31,
	2015	2014	2013

Net Income Applicable to Common and Class A Common Stockholders	$34,659	$49,469	$10,613

Real property depreciation	18,750	15,361	14,194
Amortization of tenant improvements and allowances	3,161	3,298	2,957
Amortization of deferred leasing costs	449	520	593
Depreciation and amortization on unconsolidated joint ventures	1,414	1,255	974
(Gain)/loss on sale of properties	(20,377)	(36,871)	175

Funds from Operations Applicable to Common and Class A Common Stockholders	$38,056	$33,032	$29,506

Net Cash Provided by (Used in):
Operating Activities	$51,100	$50,915	$50,952
Investing Activities	$(105,034)	$(54,624)	$(49,631)
Financing Activities	$(12,472)	$73,793	$(76,468)

FFO amounted to $38.1 million in fiscal 2015 compared to $33.0 million in fiscal 2014 and $29.5 million in fiscal 2013.

The net increase in FFO in fiscal 2015 when compared with fiscal 2014 was predominantly attributable, among other things, to: a) the additional net operating income generated from properties acquired in fiscal 2014 and fiscal 2015, b) an overall increase in net operating income at properties owned in both fiscal 2014 and 2015, offset by c) an increase in acquisition costs of $1.4 million in fiscal 2015 when compared with fiscal 2014 and d) an increase in interest expense of $3.2 million as a result of the Company's secured mortgage borrowings increasing when we assumed the mortgage encumbering two properties we acquired in fiscal 2014 and when the Company placed a new $62.7 million combined mortgage on the four properties it acquired in fiscal 2015.

The net increase in FFO in fiscal 2014 when compared with fiscal 2013 was predominantly attributable, among other things, to: a) the Company incurring $4.2 million in one-time preferred stock redemption charges in fiscal 2013 versus only $1.87 million in fiscal 2014; b) a decrease of $1.1 million in preferred stock dividends in fiscal 2014, mainly the result of the Company issuing a new preferred stock series in October 2012 in advance of being able to redeem its Series C Preferred Stock in fiscal 2013; and c) the additional net operating income related to the Company's acquisitions in fiscal 2013 and fiscal 2014 in excess of the financing cost of that capital.

Results of Operations

Fiscal 2015 vs. Fiscal 2014

The following information summarizes the Company's results of operations for the years ended October 31, 2015 and 2014 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2015	2014	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$83,885	$75,099	$8,786	11.7%	$9,010	$(224)
Recoveries from tenants	28,703	24,947	3,756	15.1%	2,888	868
Other income	2,252	2,099	153	7.3%	225	(72)

Operating Expenses
Property operating	21,267	18,926	2,341	12.4%	1,659	682
Property taxes	18,224	16,997	1,227	7.2%	1,203	24
Depreciation and amortization	22,435	19,249	3,186	16.6%	2,743	443
General and administrative	8,576	8,016	560	7.0%	n/a	n/a

Non-Operating Income/Expense
Interest expense	13,475	10,235	3,240	31.7%	3,452	(212)
Interest, dividends, and other investment income	228	134	94	70.1%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2015 and 2014.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues:
Base rents increased by 11.7% to $83.9 million in fiscal 2015 as compared with $75.1 million in the comparable period of 2014.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions/Sales:

In fiscal 2014 and fiscal 2015, the Company purchased equity interests in fourteen properties totaling approximately 906,000 square feet of GLA and sold three properties totaling 569,000 square feet of GLA, whose operating results are included in continuing operations.   These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the years ended October 31, 2015 and 2014.  The Company also sold three properties in fiscal 2014 that are included in discontinued operations.  The revenue and expense changes for these two properties are not included in the above variance analysis.

Properties Held in Both Periods:

Revenues
Base rents decreased during the year ended October 31, 2015 by $224,000 when compared with the corresponding prior period primarily as a result of the loss of rent caused by the departure of two large tenants in the Company's Westchester Pavilion property after January 31, 2015.  The Company is in the process of selling this property and in order to accomplish this we had to vacate the remaining tenants from the property.  The negative base rent variance for Westchester Pavilion for the year ended October 31, 2015 when compared with fiscal 2014 was $2.0 million.  This decrease was mostly offset by an increase in base rents billed to tenants as our leased rate increased from the year ended 2014 to the year ended 2015.

In fiscal 2015, the Company leased or renewed 507,000 square feet (or approximately 12.9% of total consolidated property leasable area).  At October 31, 2015, the Company's consolidated properties were approximately 95.8% leased (excluding the Westchester Pavilion), an increase of 1.00% from the end of fiscal 2014. Overall property occupancy increased to 95.0% at October 31, 2015, up from 94.2% at the end of fiscal 2014.

For the year ended October 31, 2015, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by a net $868,000. This increase was a result of an increase in the percentage of the portfolio that is leased, which allows the Company to bill and collect a higher percentage of operating costs from its tenants and an actual increase in operating costs incurred in properties held in both periods.  This operating expense increase was predominantly the result of an increase in snow removal costs and parking lot repairs.

Expenses
Property operating expenses for properties held in both periods increased for the year ended October 31, 2015, when compared with fiscal 2014, by $682,000 as a result of an increase in expenses relating to snow removal costs and parking lot repairs.

Real estate taxes for properties held in both periods were relatively unchanged for the year ended October 31, 2015 when compared with fiscal 2014 as a result of normal property tax assessment increases at a majority of the properties held in both periods, offset by a reduction in tax expense at the Company's Westchester Pavilion property caused by a property tax assessment reduction.

Depreciation and amortization for properties held in both fiscal 2015 and 2014 increased as a result of tenant improvements being completed at several properties that had significant leasing activity in the end of fiscal 2014 and 2015.

General and administrative expense increased in the year ended October 31, 2015 when compared with fiscal 2014 by $560,000 as a result of increased compensation expense for additional staffing at the Company over the last quarter of fiscal 2014 and the first three quarters of fiscal 2015.

Interest expense for properties owned in the year ended October 31, 2015 when compared with fiscal 2014 decreased by $212,000 as a result of normal amortization on the Company's fixed rate mortgages and the repayment of a $4.5 million mortgage in July 2015.

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

Revenues
Base rents increased by 7.2% to $75.1 million in fiscal 2014 as compared with $70.1 million in the comparable period of 2013.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2013 and fiscal 2014, the Company purchased 17 properties totaling approximately 471,000 square feet of GLA.  The Company also sold two properties in fiscal 2014 that are included in continuing operations.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions/sales in the years ended October 31, 2014 and 2013.  In addition, the Company purchased a 50% equity interest in two other properties that it accounts for under the equity method of accounting.  These two properties are not included in any of the variance analysis presented above.

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

In fiscal 2014, the Company leased or renewed approximately 552,000 square feet (or approximately 14.6% of total consolidated property leasable area) at a combined average per square foot increase of 0.48%.  At October 31, 2014, the Company's properties were approximately 94.8% leased, an increase of 1.54% from the end of fiscal 2013.  The above percentages exclude the Company's Westchester Pavilion property.  In November, 2014, the Company obtained a zoning change from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company is maintaining vacancies to make potential redevelopment possible.

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

Expenses
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

Lease Rollovers
For the fiscal year 2015, we signed leases for a total of 507,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 188,000 square feet at an average rental decrease of 0.26% on a cash basis, excluding 24,000 square feet of new leases for which there was no prior rent history available.  Renewals for 295,000 square feet of space previously occupied were signed at an average rental increase of 5.14% on a cash basis.

Tenant improvements averaged $47.63 per square foot for new leases and $3.83 per square foot for renewals for the fiscal year ended October 31, 2015. The average term for new leases was 6.6 years and the average term for renewal leases was 4 years.

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

In 2016, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for renewal leases and flat to slightly positive increases for new leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Property Held for Sale and Discontinued Operations
In September 2014, the Company sold, for $31 million its property located in Springfield, MA, as that property no longer met the Company's investment objectives.  In conjunction with the sale the Company realized a gain on sale of property in the amount of $24.3 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2014.  The revenue and expenses of this property are included in continuing operations in the consolidated statement of income for the year ended October 31, 2014 and 2013.

In August 2015, the Company sold for $44.5 million its property located in Meriden, CT, as that property no longer met the Company's investment objectives.  In conjunction with the sale the Company realized a gain on sale of property in the amount of $20.0 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2015.  The revenue and expenses of this property are included in continuing operations in the consolidated statement of income for the years ended October 31, 2015, 2014 and 2013.

The combined operating results of the Springfield property and the Meriden property, which are included in the continuing operations, were as follows (amounts in thousands):

	For Year Ended
	October 31,

	2015	2014	2013
Revenues	$4,566	$8,028	$7,806
Property operating expense	(1,687)	(3,577)	(3,387)
Depreciation and amortization	(625)	(1,564)	(1,613)
Net Income	$2,254	$2,887	$2,806

In December 2013 (fiscal 2014), prior to the adoption of ASU 2014-08 that changed the criteria for reporting discontinued operations, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.5 million.  In accordance with ASC 360 and 205 (prior to the accounting change) the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for the fiscal years ended October 31, 2014 and 2013.

The combined operating results for the distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income.  The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	For The Year Ended
	October 31,

	2015	2014	2013
Revenues	$-	$141	$1,356
Property operating expense	-	-	-
Depreciation and amortization	-	-	(48)
Income from discontinued operations	$-	$141	$1,308

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

The following table sets forth the Company's long term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2015 (amounts in thousands, except weighted average interest rate):

For the Fiscal Year Ended October 31,
	2016	2017	2018		2019	2020		Thereafter	Total	Estimated Fair Value
Mortgage notes payable and other loans	$20,493	$55,029	$4,473		$31,065	$3,801		$145,596	$260,457	$266,129

Weighted average interest rate for debt maturing	4.75%	5.18%	n/	a	6.11%	n/	a	4.17%

At October 31, 2015, the Company had $22.75 million in outstanding variable rate debt (based on LIBOR).  If LIBOR were to increase or decrease by 1%, the Company's interest expense would increase or decrease by approximately $227,500 annually.

The Company believes that its weighted average fixed interest rate of 4.6% on its debt is not materially different from current market interest rates for debt instruments with similar risks and maturities.
The Company may enter into certain types of derivative financial instruments to reduce exposure to interest rate risk. The Company uses interest rate swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis.  As of October 31, 2015, the Company has five open derivative financial instruments.  These interest rate swaps are cross collateralized with three mortgages on properties in Rye, NY, one property in Ossining, NY and a property in Yonkers, NY.  The Rye swaps expire in October 2019 and the Ossining and Yonkers swaps expire in October 2024, all concurrent with the maturity of the respective mortgages.

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

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2015 and 2014.

Item 9A.                          Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2015, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2015.  The Company's independent registered public accounting firm, PKF O'Connor Davies, a division of O'Connor Davies, LLP, has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.
We have audited Urstadt Biddle Properties Inc.'s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 Framework). Urstadt Biddle Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control – Integrated Framework issued by COSO (2013 Framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2015 and our report dated January 12, 2016 expressed an unqualified opinion thereon.

New York, New York January 12, 2016	/s/ PKF O'Connor Davies a division of O'Connor Davies, LLP

Item 9B.                          Other Information.

Not applicable.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 24, 2016 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS", "CORPORATE GOVERNANCE AND BOARD MATTERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and other information included in the Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant.

The following sets forth certain information regarding the executive officers of the Company:

Name	Age	Offices Held

Charles J. Urstadt	87	Chairman (since 1986); Chief Executive Officer (September 1989 to June 2013); Mr. Urstadt has been a Director since 1975.

Willing L. Biddle	54
Chief Executive Officer (since July 2013); President and Chief Operating Officer (December 1996 to June 2013); Executive Vice President (March 1996 to December 1996); Senior Vice President – Management  (1995 to 1996); Vice President – Retail (1993 to 1995); Mr. Biddle has been a director since 1997.

Thomas D. Myers	64
Executive Vice President (since March 2009), Secretary (since 2000) and Chief Legal Officer (since August 2008); Senior Vice President (2003-2009); Co-Counsel (2007-2008); Vice President (1995-2003); Associate Counsel (1995-2007).

John T. Hayes	49	Senior Vice President, Treasurer and Chief Financial Officer (since July 2008); Vice President and Controller (March 2007 to June 2008).

Stephan A. Rapaglia	45
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

Item 11.   Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 24, 2016 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "COMPENSATION DISCUSSION AND ANALYSIS" and "COMPENSATION COMMITTEE REPORT", and as part of the executive compensation and Director related compensation tables and other information included in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 24, 2016 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 24, 2016 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.                          Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 24, 2016 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption "FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Index to Financial Statements and Financial Statement Schedule

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 35 are filed as part of this Annual Report.

2. Financial Statement Schedule --

The financial statement schedule required by this Item is filed with this report and are listed in the accompanying index to financial statements on Page 35.  All other financial statement schedules are not applicable.

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

10.8
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). ¹

10.9
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). ¹

10.10
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). ¹

10.11
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)). ¹

10.12
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 21, 2013 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).[1]

10.13
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 26, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)). [1]

10.14
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors (Form 9)) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). ¹

10.15
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

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

10.18
Agreement of Sale, dated September 12, 2014, among the Company and Kinnelon Hye L.P., Midpark Hye Partners, Pompton Lakes Hye Partners and Wyckoff Hye Partners (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K dated January 13, 2015 (SEC File No. 001-12803)).

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

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.

	URSTADT BIDDLE PROPERTIES INC.
Item 15.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2015 and 2014	36

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2015	37

	Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2015	38

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2015	39

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2015	40

	Notes to Consolidated Financial Statements	41

	Report of Independent Registered Public Accounting Firm	56

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2015	57

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	October 31, 2015	October 31, 2014

Real Estate Investments:
Real Estate – at cost	$941,690	$830,304
Less: Accumulated depreciation	(165,660)	(161,187)
	776,030	669,117
Investments in and advances to unconsolidated joint ventures	39,305	39,213
	815,335	708,330

Cash and cash equivalents	6,623	73,029
Restricted cash	2,191	2,123
Tenant receivables	22,353	20,361
Prepaid expenses and other assets	9,334	9,749
Deferred charges, net of accumulated amortization	5,239	5,413
Total Assets	$861,075	$819,005

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$22,750	$15,550
Unsecured term loan	-	25,000
Mortgage notes payable and other loans	260,457	205,147
Preferred stock called for redemption	-	61,250
Accounts payable and accrued expenses	3,438	1,622
Deferred compensation – officers	155	187
Other liabilities	17,542	16,342
Total Liabilities	304,342	325,098

Redeemable Noncontrolling Interests	15,955	18,864

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 and 2,800,000 shares issued and outstanding	75,000	70,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,350,885 and 9,193,559 shares issued and outstanding	94	92
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 26,370,216 and 23,611,715 shares issued and outstanding	264	236
Additional paid in capital	431,411	370,979
Cumulative distributions in excess of net income	(94,136)	(95,702)
Accumulated other comprehensive income	(1,230)	63
Total Stockholders' Equity	540,778	475,043
Total Liabilities and Stockholders' Equity	$861,075	$819,005

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2015	2014	2013
Revenues
Base rents	$83,885	$75,099	$70,052
Recoveries from tenants	28,703	24,947	22,594
Lease termination income	472	183	214
Other income	2,252	2,099	2,343
Total Revenues	115,312	102,328	95,203

Expenses
Property operating	21,267	18,926	17,471
Property taxes	18,224	16,997	15,524
Depreciation and amortization	22,435	19,249	17,769
General and administrative	8,576	8,016	8,211
Provision for tenant credit losses	1,271	917	958
Acquisition costs	2,068	666	857
Directors' fees and expenses	330	314	337
Total Operating Expenses	74,171	65,085	61,127

Operating Income	41,141	37,243	34,076

Non-Operating Income (Expense):
Interest expense	(13,475)	(10,235)	(9,094)
Gain on sale of marketable securities	-	-	1,460
Equity in net income from unconsolidated joint ventures	1,941	1,604	1,318
Interest, dividends and other investment income	228	134	1,345
Income From Continuing Operations	29,835	28,746	29,105
Discontinued Operations:
Income from discontinued operations	-	141	1,308
Gain on sale of properties	-	12,526	-
Income from discontinued operations	-	12,667	1,308

Income before gain on sale of properties	29,835	41,413	30,413
Gain on sale of properties	20,377	24,345	-
Net Income	50,212	65,758	30,413
Noncontrolling interests:
Net income attributable to noncontrolling interests	(948)	(607)	(618)
Net income attributable to Urstadt Biddle Properties Inc.	49,264	65,151	29,795
Preferred stock dividends	(14,605)	(13,812)	(14,949)
Redemption of preferred stock	-	(1,870)	(4,233)
Net Income Applicable to Common and Class A Common Stockholders	$34,659	$49,469	$10,613

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.92	$1.09	$0.28
Income from discontinued operations	-	0.37	0.04
Net Income Applicable to Common Stockholders	$0.92	$1.46	$0.32
Per Class A Common Share:
Income from continuing operations	$1.04	$1.22	$0.31
Income from discontinued operations	-	0.42	0.04
Net Income Applicable to Class A Common Stockholders	$1.04	$1.64	$0.35
Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.90	$1.06	$0.27
Income from discontinued operations	-	0.36	0.04
Net Income Applicable to Common Stockholders	$0.90	$1.42	$0.31
Per Class A Common Share:
Income from continuing operations	$1.02	1.19	$0.30
Income from discontinued operations	-	0.40	0.04
Net Income Applicable to Class A Common Stockholders	$1.02	$1.59	$0.34

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2015	2014	2013

Net Income	$50,212	$65,758	$30,413

Other comprehensive income:
Change in unrealized gain in marketable equity securities	-	29	1,403
Change in unrealized gains (losses) on interest rate swaps	(1,293)	(18)	136
Unrealized (gains) in marketable securities reclassified into income	-	(10)	(1,460)

Total comprehensive income	48,919	65,759	30,492
Comprehensive income attributable to noncontrolling interests	(948)	(607)	(618)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	47,971	65,152	29,874
Preferred stock dividends	(14,605)	(13,812)	(14,949)
Redemption of preferred stock	-	(1,870)	(4,233)

Total comprehensive income applicable to Common and Class A Stockholders	$33,366	$49,470	10,692

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended
	October 31,
	2015	2014	2013

Cash Flows from Operating Activities:
Net income	$50,212	$65,758	$30,413
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	22,435	19,249	17,769
Straight-line rent adjustment	(1,551)	516	(291)
Provisions for tenant credit losses	1,271	917	958
Restricted stock compensation expense and other adjustments	4,201	4,097	4,069
Deferred compensation arrangement	(31)	11	(18)
Gain on sale of marketable securities	-	-	(1,460)
Gain on sale of properties	(20,377)	(36,872)	-
Equity in net (income) from unconsolidated joint ventures	(1,941)	(1,604)	(1,318)
Changes in operating assets and liabilities:
Tenant receivables	(2,033)	(1,443)	(193)
Accounts payable and accrued expenses	530	154	(7)
Other assets and other liabilities, net	(1,548)	881	1,582
Restricted Cash	(68)	(749)	(552)
Net Cash Flow Provided by Operating Activities	51,100	50,915	50,952

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(136,304)	(74,805)	(40,381)
Investments in and advances to unconsolidated joint ventures	(247)	(6,902)	(18,003)
Return of investments in and advances to unconsolidated joint ventures	-	-	13,170
Deposits on acquisition of real estate investments	(695)	(3,157)	(3,287)
Returns of deposits on real estate investments	627	-	400
Improvements to properties and deferred charges	(12,175)	(19,303)	(9,494)
Net proceeds from sale of properties	43,806	47,609	4,475
Distributions to noncontrolling interests	(1,990)	(607)	(618)
Distribution from unconsolidated joint ventures	1,944	1,901	789
Payments received on mortgage notes and other receivables	-	640	1,858
Proceeds on sale of securities available for sale	-	-	30,782
Purchases of securities available for sale	-	-	(29,322)
Net Cash Flow (Used in) Investing Activities	(105,034)	(54,624)	(49,631)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(35,387)	(32,116)	(31,655)
Dividends paid -- Preferred Stock	(14,605)	(13,812)	(14,949)
Principal repayments on mortgage notes payable	(12,909)	(20,297)	(6,623)
Proceeds from revolving credit line borrowings	104,750	65,050	38,350
Proceeds from term loan borrowing	-	25,000	-
Repayment of term loan borrowing	(25,000)	-	-
Proceeds from loan financing	68,219	40,675	-
Sales of additional shares of Common and Class A Common Stock	59,983	248	244
Repayments on revolving credit line borrowings	(97,550)	(58,750)	(40,700)
Repurchase of shares of Class A Common Stock	(3,363)	-	(18)
Net proceeds from issuance of Preferred Stock	4,640	67,795	-
Return of escrow deposit	-	-	1,286
Redemption of preferred stock including restricted cash	(61,250)	-	(22,403)
Net Cash Flow Provided by (Used in) Financing Activities	(12,472)	73,793	(76,468)

Net Increase/(Decrease) In Cash and Cash Equivalents	(66,406)	70,084	(75,147)
Cash and Cash Equivalents at Beginning of Year	73,029	2,945	78,092

Cash and Cash Equivalents at End of Year	$6,623	$73,029	$2,945

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances – October 31, 2012	2,450,000	$61,250	5,175,000	$129,375	-	$-	8,854,465	$89	23,460,880	$235	$$362,777	$(90,701)	$(17)	$463,008
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	10,613	-	10,613
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	-	-	(57)	(57)
Change in unrealized loss on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	136	136
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,128)	-	(8,128)
Class A common stock ($1.00 per share)	-	-	-	-	-	-	-	-	-	-	-	(23,527)	-	(23,527)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	5,797	-	6,724	-	244	-	-	244
Shares issued under restricted stock plan	-	-	-	-	-	-	175,950	1	64,100	-	(1)	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,000)	-	-	-	(18)	-	-	(18)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(1,000)	-	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,068	-	-	4,068
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(425)	-	(425)
Balances – October 31, 2013	2,450,000	61,250	5,175,000	129,375	-	-	9,035,212	90	23,530,704	235	367,070	(112,168)	62	445,914
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	49,469	-	49,469
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	-	-	19	19
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(18)	(18)
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,271)	-	(8,271)
Class A common stock ($1.01 per share)	-	-	-	-	-	-	-	-	-	-	-	(23,845)	-	(23,845)
Issuance of Series G preferred stock	-	-	-	-	2,800,000	70,000	-	-	-	-	(2,304)	-	-	67,696
Reclassification of preferred stock	(2,450,000)	(61,250)	-	-	-	-	-	-	-	-	1,870	-	-	(59,380)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	6,347	-	6,811	-	248	-	-	248
Shares issued under restricted stock plan	-	-	-	-	-	-	152,000	2	80,500	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(6,300)	-	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,098	-	-	4,098
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(887)	-	(887)
Balances – October 31, 2014	-	-	5,175,000	129,375	2,800,000	70,000	9,193,559	92	23,611,715	236	370,979	(95,702)	63	475,043
Net income applicable to Common and Class A common stockholders	-	-	-	-		-	-	-	-	-	-	34,659	-	34,659
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(1,293)	(1,293)
Cash dividends paid :
Common stock $($0.90 per share)	-	-	-	-		-	-	-	-	-	-	(8,413)	-	(8,413)
Class A common stock ($1.02 per share)	-	-	-	-		-	-	-	-	-	-	(26,974)	-	(26,974)
Issuance of shares under dividend reinvestment plan	-	-	-	-		-	5,326	-	6,104	-	223	-	-	223
Shares issued under restricted stock plan	-	-	-	-		-	152,000	2	92,750	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-		-	-	-	(26,600)	-	-	-	-	-
Issuance of Series G Preferred Stock	-	-	-	-	200,000	5,000	-	-	-	-	(360)	-	-	4,640
Issuance of Class A Common stock	-	-	-	-	-	-	-	-	2,875,000	29	59,731	-	-	59,760
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,201	-	-	4,201
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	(188,753)	(2)	(3,360)	-	-	(3,362)
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	2,294	-	2,294
Balances – October 31, 2015	-	$-	5,175,000	$129,375	3,000,000	$75,000	9,350,885	$94	26,370,216	$264	$431,411	$(94,136)	$(1,230)	$540,778

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2015

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2015, the Company owned or had equity interests in 74 properties containing a total of 4.9 million square feet of gross leasable area ("GLA").

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

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value measurements and the collectability of tenant receivables.  Actual results could differ from these estimates.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes," that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2015.  As of October 31, 2015, the fiscal tax years 2012 through and including 2014 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Real Estate Investments
All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

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

In September 2014, the Company sold, for $31 million its property located in Springfield, MA, as that property no longer met the Company's investment objectives.  In conjunction with the sale the Company realized a gain on sale of property in the amount of $24.3 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2014.  The revenue and expenses of this property are included in continuing operations in the consolidated statements of income for the years ended October 31, 2014 and 2013.

In August 2015, the Company sold, for $44.5 million its property located in Meriden, CT, as that property no longer met the Company's investment objectives.  In conjunction with the sale the Company realized a gain on sale of property in the amount of $20.0 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2015.  The revenue and expenses of this property are included in continuing operations in the consolidated statements of income for the years ended October 31, 2015, 2014 and 2013. The net book value of the Meriden asset at October 31, 2014 was insignificant to the financial statement presentation and as a result the Company did not include the asset as held for sale in accordance with ASC 360-10-45.

The combined operating results of the Springfield property and the Meriden property, which are included in the continuing operations were as follows (amounts in thousands):

	For Year Ended
	October 31,

	2015	2014	2013
Revenues	$4,566	$8,028	$7,806
Property operating expense	(1,687)	(3,577)	(3,387)
Depreciation and amortization	(625)	(1,564)	(1,613)
Net Income	$2,254	$2,887	$2,806

In December 2013 (fiscal 2014), prior to the adoption of ASU 2014-08 that changed the criteria for reporting discontinued operations, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.5 million.  In accordance with ASC 360 and 205 (prior to the accounting change) the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for the fiscal years ended October 31, 2014 and 2013.  The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations.

The combined operating results for the distribution service facilities have been reclassified as discontinued operations in the accompanying consolidated statements of income.

The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	For The Year Ended
	October 31,

	2015	2014	2013
Revenues	$-	$141	$1,356
Property operating expense	-	-	-
Depreciation and amortization	-	-	(48)
Income from discontinued operations	$-	$141	$1,308

Cash flows from discontinued operations for the fiscal years ended October 31, 2015, 2014 and 2013 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows (amounts in thousands):

	For The Year Ended
	October 31,

	2015	2014	2013
Cash flows from operating activities	$-	$(13,131)	$1,356
Cash flows from investing activities	$-	$14,314	$-
Cash flows from financing activities	$-	$-	$-

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $3,108,000 and $2,703,000 as of October 31, 2015 and 2014, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at October 31, 2015.

Revenue Recognition
Our leases with tenants are classified as operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2015 and 2014, approximately $15,570,000 and $14,853,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2015 and 2014, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,668,000 and $3,106,000, respectively.

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

As of October 31, 2015, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2015, the Company had approximately $24.3 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.93% per annum.  As of October 31, 2015 and 2014, the Company had a deferred liability of  $1,230,000 and a deferred asset of $63,000, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.  Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At October 31, 2015, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $1,230,000. At October 31, 2014, accumulated other comprehensive income consisted of net unrealized gains on an interest rate swap agreement of approximately $63,000. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2015	2014	2013
Numerator
Net income applicable to common stockholders – basic	$7,412	$11,401	$2,409
Effect of dilutive securities:
Restricted stock awards	431	723	182
Net income applicable to common stockholders – diluted	$7,843	$12,124	$2,591
Denominator
Denominator for basic EPS-weighted average common shares	8,059	7,801	7,543
Effect of dilutive securities:
Restricted stock awards	669	735	840
Denominator for diluted EPS – weighted average common equivalent shares	8,728	8,536	8,383

Numerator
Net income applicable to Class A common stockholders – basic	$27,247	$38,068	$8,204
Effect of dilutive securities:
Restricted stock awards	(431)	(723)	(182)
Net income applicable to Class A common stockholders – diluted	$26,816	$37,345	$8,022

Denominator
Denominator for basic EPS – weighted average Class A common shares	26,141	23,208	23,122
Effect of dilutive securities:
Restricted stock awards	191	219	235
Denominator for diluted EPS – weighted average Class A common
equivalent shares	26,332	23,427	23,357

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, "Stock Compensation," which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company's stock on the grant date.

Segment Reporting
The Company's primary business is the ownership, management, and redevelopment of retail properties. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of base rental income and tenant reimbursement income, less rental expenses and real estate taxes. Only one of the Company's properties, located in Stamford, CT ("Ridgeway"), is considered significant as its revenue is in excess of 10% of the Company's consolidated total revenues and accordingly is a reportable segment. The Company has aggregated the remainder of our properties as they share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in the same major metropolitan area, and have similar tenant mixes.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut.

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	For the year ended October 31,
	2015	2014	2013

Ridgeway Revenues	11.7%	13.3%	13.9%

All Other Property Revenues	88.3%	86.7%	86.1%

Consolidated Revenue	100.0%	100.0%	100.0%

	For the year ended October 31,
	2015	2014

Ridgeway Assets	8.4%	9.4%

All Other Property Assets	91.6%	90.6%

Consolidated Assets (Note 1)	100.0%	100.0%

Note 1- Ridgeway did not have any significant expenditures for additions to long lived assets in any of the fiscal years ended October 31, 2015, 2014 and 2013.

	For the year ended October 31,
	2015	2014	2013

Ridgeway Percent Leased	97%	99%	100%

Ridgeway Significant Tenants (by base rent):	For the year ended October 31,
	2015	2014	2013

The Stop & Shop Supermarket Company	19%	19%	19%
Bed, Bath & Beyond	14%	14%	14%
Marshall's Inc., a division of the TJX Companies	11%	11%	10%

All Other Tenants at Ridgeway (Note 2)	56%	56%	57%

Total	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the three years presented.  Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	For the year ended October 31, 2015
	Ridgeway	All Other Operating Segments	Total Consolidated

Revenues	$13,485	$101,827	$115,312
Operating Expenses	$3,768	$35,723	$39,491
Interest Expense	$2,545	$10,930	$13,475
Depreciation and Amortization	$2,358	$20,077	$22,435
Income from Continuing Operations	$4,814	$44,450	$49,264

	For the year ended October 31, 2014
	Ridgeway	All Other Operating Segments	Total Consolidated

Revenues	$13,599	$88,729	$102,328
Operating Expenses	$3,859	$32,064	$35,923
Interest Expense	$2,601	$7,634	$10,235
Depreciation and Amortization	$2,374	$16,875	$19,249
Income from Continuing Operations	$4,765	$47,719	$52,484

	For the year ended October 31, 2013
	Ridgeway	All Other Operating Segments	Total Consolidated

Revenues	$13,193	$82,010	$95,203
Operating Expenses	$3,368	$29,627	$32,995
Interest Expense	$2,654	$6,440	$9,094
Depreciation and Amortization	$2,340	$15,429	$17,769
Income from Continuing Operations	$4,831	$23,656	$28,487

Reclassification
Certain fiscal 2013 and 2014 amounts have been reclassified to conform to current period presentation.

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

The Company has evaluated all other new Accounting Standards Updates issued by FASB and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2015.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2015 and 2014 (in thousands):

	Properties	Unconsolidated Joint Venture	2015 Totals	2014 Totals
Retail	$765,649	$39,305	$804,954	$695,061
Office	10,381	-	10,381	13,269
	$776,030	$39,305	$815,335	$708,330

The Company's investments at October 31, 2015 consisted of equity interests in 74 properties, which are located in various regions throughout the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.

(3) PROPERTIES

The components of the properties consolidated in the financial statements are as follows (in thousands):

	October 31,
	2015	2014
Land	$175,952	$153,346
Buildings and improvements	765,738	676,958
	941,690	830,304
Accumulated depreciation	(165,660)	(161,187)
	$776,030	$669,117

Space at the Company's properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases in the consolidated core properties totaling $472.8 become due as follows (in millions): 2016 - $80.4; 2017 - $73.2; 2018 - $61.1; 2019 - $52.8; 2020 - $43.3 and thereafter – $162.0.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2015.

Significant Investment Property Transactions

In December 2014 (fiscal 2015), the Company, through four wholly-owned subsidiaries, purchased, for $124.6 million, four retail properties totaling 375,000 square feet located in Northern New Jersey ("NJ Retail Properties").  The Company funded the acquisition with a combination of available cash remaining from the sale of Class A Common Stock and the sale of its Series G Preferred Stock (see Note 7), borrowings under its Unsecured Revolving Credit Facility (the "Facility") and a non-recourse mortgage secured by the properties (see Note 4).  In conjunction with the purchase, the Company incurred acquisition costs totaling $1,867,000, which have been expensed in the year ended October 31, 2015 consolidated statement of income.

In June 2015, the Company, through a wholly-owned subsidiary, purchased, for $4.0 million, a 7,000 square foot retail property located in Fort Lee (Bergen County), New Jersey (the "Fort Lee Property").  The Company funded the acquisition with a combination of available cash and borrowings under its Facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $24,000, which have been expensed in the year ended October 31, 2015 consolidated statement of income.

In July 2015, the Company, through a wholly-owned subsidiary purchased, for $10.0 million, a 26,000 square foot grocery anchored shopping center located in Harrison (Westchester County), New York (the "Harrison Property").  The acquisition was funded with a borrowing on the Company's Facility.  In conjunction with the purchase, the Company incurred acquisition costs totaling $68,000, which have been expensed in the year ended October 31, 2015 consolidated statement of income.

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

In January and March 2013, the Company purchased 6 free standing net leased properties ("Net Leased Properties") located in the Company's core marketplace with a combined GLA of 20,000 square feet.  The gross purchase price of the six properties was $7.8 million. The Company funded its equity with proceeds from its Class A Common Stock and Series F Preferred Stock offerings completed in October 2012. In conjunction with the purchase, the Company incurred acquisition costs totaling $73,000, which have been expensed in the year ended October 31, 2013 consolidated statement of income.

In fiscal 2015, the Company completed evaluating the fair value of the in-place leases for its NJ Retail Properties, its Harrison property and its Fort Lee property, all acquired in fiscal 2015.  In addition, the Company completed its evaluation of the Greenwich properties and its McLean Plaza property (see note 5), all acquired in fiscal 2014.  As a result of its evaluation, the Company has allocated $964,000 to a liability associated with the net fair value assigned to the acquired leases at the McLean Plaza Property, a $166,000 liability associated with the net fair value assigned to the acquired leases at the Greenwich Properties, a $113,000 asset associated with the net fair value assigned to the acquired leases at the NJ Retail Properties, a $69,000 asset associated with the leases at its Fort Lee Property and a $48,000 asset associated with the net fair value assigned to the acquired leases at its Harrison Property, all of which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2015.

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

For the years ended October 31, 2015, 2014 and 2013, the net amortization of above-market and below-market leases amounted to $415,000, $410,000 and $419,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2015, the Company incurred costs of approximately $12.2 million related to capital improvements to its properties and leasing costs.

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2015, the Company has mortgage notes payable and other loans that are due in installments over various periods to fiscal 2027.  The loans bear interest at rates ranging from 2.8% to 6.6% and are collateralized by real estate investments having a net carrying value of approximately $454.0 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2016	$14,684	$5,809	$20,493
2017	49,524	5,505	55,029
2018	-	4,473	4,473
2019	26,880	4,185	31,065
2020	-	3,801	3,801
Thereafter	124,523	21,073	145,596
	$215,611	$44,846	$260,457

The Company has an $80 million Unsecured Revolving Credit Facility with a syndicate of 4 banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million.  The maturity date of the Facility is September 21, 2016 with a 1-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.50% to 2.00% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company will pay an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations and financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2015.

In August 2014, the Company borrowed $25.0 million under a newly executed Unsecured Term Loan (the "Term Loan') with The Bank of New York Mellon as the lender. The Term Loan had a term of six months with a Company option for a six month extension.  The interest rate was the Eurodollar rate plus 1.40% to 1.90% based on consolidated indebtedness.  The Term Loan had the same financial covenants as the Facility.  The Company used the borrowings to fund a portion of the purchase price of the Greenwich Properties.  The term loan was repaid in August 2015 with proceeds from the sale of the Company's Meriden, CT property.

During the fiscal years ended October 31, 2015 and 2014 the Company borrowed $104.8 million and $65.1 million, respectively, on its Facility to fund a portion of the equity for property acquisitions and capital improvements to its properties.  During the fiscal years ended October 31, 2015 and 2014 the Company re-paid $97.6 million and $58.8 million, respectively, on its Facility with proceeds from a combination of non-recourse mortgage financings and available cash.

In December 2014, through four wholly-owned subsidiaries, the Company placed a $62.7 million non-recourse first mortgage loan secured by the NJ Retail Properties that were purchased in December 2014.  The mortgage loan requires monthly payments of principal and interest in the amount of $294,000 at a fixed interest rate of 3.85% per annum.  The mortgage matures in January 2027.  Proceeds from the mortgage were used to repay the Facility.

In July 2015, the Company repaid at maturity its $4.5 million non-recourse first mortgage loan that was secured by its Fairfield Plaza property.  The Company funded this repayment with a borrowing on its Facility.

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

During fiscal 2014, the Company refinanced a non-recourse mortgage loan encumbering its Arcadian property in the amount of $16.2 million.  The mortgage loan requires monthly payments of principal and interest at a fixed rate of 3.995% per annum.  The mortgage matures in August 2024.

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

Interest paid in the years ended October 31, 2015, 2014, and 2013 was approximately $13.4 million, $10.3 million and $8.5 million, respectively.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns an approximate 33.2% interest in Orangeburg, which owns a CVS Pharmacy anchored shopping center in Orangeburg, NY.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock for each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $4.1 million in Orangeburg and as a result as of October 31, 2015 its ownership percentage has increased to 33.2% from approximately 2.92% at inception.

McLean Plaza

The Company, through a wholly-owned subsidiary, is the managing member and owns a 53% interest in McLean Plaza Associates, LLC, a limited liability company ("McLean"), which owns a grocery anchored shopping center. The McLean operating agreement provides for the non-managing members to receive a fixed annual cash distribution equal to 5.05% of their invested capital.  The annual cash distribution is paid from available cash, as defined, of McLean.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of McLean assets are to be distributed in accordance with the operating agreement.  The non-managing members are not obligated to make any additional capital contributions to the entity.

Noncontrolling interests:

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in Ironbound, Orangeburg and McLean Plaza have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg and McLean redemption is based solely on the price of the Company's Class A Common stock on the date of redemption. For the years ended October 31, 2015 and 2014, the Company adjusted the carrying value of the non-controlling interests by $2.3 million and $887,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests: (amounts in thousands)

	October 31,
	2015	2014

Beginning Balance	$18,864	$11,843
Initial McLean Plaza Noncontrolling Interest-Net	(615)	6,134
Change in Redemption Value	(2,294)	887

Ending Balance	$15,955	$18,864

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2015 and 2014, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31,
	2015	2014

Chestnut Ridge and Plaza 59 Shopping Centers (50.0%)	$18,248	$18,380
Gateway Plaza (50%)	7,186	7,069
Midway Shopping Center, L.P. (11.642%)	5,144	5,322
Putnam Plaza Shopping Center (66.67%)	6,686	6,525
Applebee's at Riverhead (50%)	1,318	1,194
81 Pondfield Road Company (20%)	723	723
Total	$39,305	$39,213

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

Simultaneously with the acquisition of Gateway, a $14 million non-recourse first mortgage payable was placed on the property with $12.0 million of the proceeds distributed to the seller. The mortgage has a term of ten years and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.  In September 2015, Gateway satisfied the closing contingencies and received the balance of the mortgage.

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut"), which is anchored by a Fresh Market grocery store and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59"), which is anchored by a local food grocer.

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

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided equity interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza"), which is anchored by a Hannaford Bros. grocery store.

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

(7) STOCKHOLDERS' EQUITY

Authorized Stock
The Company's Charter authorizes up to 200,000,000 shares of various classes of stock.  The total number of shares of authorized stock consists of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock,  50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

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

The Series G Senior Preferred Stock is nonvoting, has no stated maturity and is redeemable for cash at $25 per share at the Company's option on or after October 28, 2019. The holders of our Series G Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions holders of the Series G Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series G Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series G Preferred Stock will have the right to convert all or part of the shares of Series G Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series G Preferred Stock are reflected as a reduction of additional paid in capital.

In October 2014, we issued notice of our intent to redeem all of the outstanding shares of our 7.5% Series D Senior Cumulative Preferred Stock with a liquidation preference $25 per share. As a result, as of October 31, 2014 the outstanding Series D preferred stock has been reclassified out of stockholders' equity and is reflected as a liability at redemption value and we recognized a loss of $1.87 million on our consolidated statement of income for the fiscal year ended October 31, 2014, which represents the difference between redemption value and carrying value net of original deferred issuance costs. We completed this redemption in November 2014.

In fiscal 2012, the Company repurchased its remaining Series C Senior Cumulative Preferred Stock outstanding and as a result included the $892,000 excess of the repurchase price of the preferred shares paid over the carrying amount of the shares as a reduction of income available to Common and Class A Common shareholders in the accompanying consolidated statement of income for the years ended October 31, 2013.

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

Common Stock
In November 2014, the Company sold 2,875,000 shares of Class A Common Stock in an underwritten follow-on common stock offering for $20.82 per share and raised net proceeds of $59.7 million.

The Class A Common Stock entitles the holder to 1/20 of one vote per share. The Common Stock entitles the holder to one vote per share. Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2015, the Company issued 5,326 shares of Common Stock and 6,104 shares of Class A Common Stock (6,347 shares of Common Stock and 6,811 shares of Class A Common Stock in fiscal 2014) through the DRIP.  As of October 31, 2015, there remained 352,627 shares of Common Stock and 410,169 shares of Class A Common Stock available for issuance under the DRIP.

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

Stock Repurchase
The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.

Prior to fiscal 2015, the Company had repurchased 4,600 shares of Common Stock and 724,578 shares of Class A Common Stock under the Program.  For the year ended October 31, 2015, the Company repurchased an additional 188,753 shares of Class A Common stock at the average price per Class A Common share of $17.79 under the Current Program.

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

In fiscal 2015, the Company awarded 152,000 shares of Common Stock and 92,750 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2015 was approximately $4.8 million. As of October 31, 2015, there was $12.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.7 years. For the years ended October 31, 2015, 2014 and 2013, amounts charged to compensation expense totaled $4,121,000, $4,088,000 and $4,073,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2015, and changes during the year ended October 31, 2015 is presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2014	1,380,800	$16.21	399,950	$18.01
Granted	152,000	$18.37	92,750	$22.10
Vested	(250,950)	$15.66	(92,250)	$16.08
Forfeited	-	$-	(26,600)	$19.50
Non-vested at October 31, 2015	1,281,850	$16.58	373,850	$19.37

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $150,000, $150,000 and $145,000 in each of the three years ended October 31, 2015, 2014 and 2013, respectively. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

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

The Company calculates the fair value of the redeemable noncontrolling interests based on either quoted market prices on national exchanges based on the Company's Class A Common stock or unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership or limited liability company in which the investor owns the joint venture units.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2015 and 2014, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2015 and 2014 (amounts in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fiscal Year Ended October 31, 2015

Liabilities:

Interest Rate Swap Agreement	$1,230	$-	$1,230	$-

Redeemable noncontrolling interests	$15,955	$13,104	$-	$2,851

Fiscal Year Ended October 31, 2014

Assets:

Interest Rate Swap Agreement	$63	$-	$63	$-

Liabilities:

Redeemable noncontrolling interests	$18,864	$9,802	$-	$9,062

Fair market value measurements based upon Level 3 inputs changed from $2,897 at November 1, 2013 to $9,062 at October 31, 2014 as a result of a $31 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and an increase in the amount of $6,134 representing the non-controlling interest in the Company's McLean Plaza investment (See note 5).  Fair market value measurements based upon Level 3 inputs changed from $9,062 at November 1, 2014 to $2,851 at October 31, 2015 as a result of a $77 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and the transfer in the amount of $6,134 of the noncontrolling interest in McLean to Level 1.  During the quarter ended January 31, 2015, Mclean was converted to a limited liability company from a general partnership.  One of the results of this conversion is that the noncontrolling equity interests in McLean can only be redeemed for shares of the Company's Class A Common stock or for cash based on the value of the Company's Class A Common stock.  In accordance with ASC 810, the noncontrolling interest will now be valued as a Level 1 measurement.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable and accrued expenses, are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the revolving credit facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Mortgage notes payable that were assumed in property acquisitions were recorded at their fair value at the time they were assumed.

Mortgage notes payable and other loans are estimated to have a fair value of approximately $266 million and $206 million at October 31, 2015 and October 31, 2014, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.  When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's in-place leases (See Note 1).  Those fair value measurements fall within level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2014 such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

At October 31, 2015, the Company had commitments of approximately $11.0 million for tenant-related obligations.

(11) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the years ended October 31, 2015 and 2014 adjusted to give effect to the property acquisitions, including acquisition costs, completed in fiscal 2015 (see Note 3) and the sale of the Company's Meriden, CT property in August 2015 as though these transactions were completed on November 1, 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations would have been had the transactions occurred as of the beginning of that year nor does it purport to represent the results of future operations (amounts in thousands).

	Year Ended October 31,
	2015	2014
		(Note 1)

Pro forma revenues	$113,102	$109,847

Pro forma income from continuing operations	$31,546	$29,407

Pro forma income from continuing operations applicable to Common and Class A Common stockholders:	$15,993	$13,118

Note 1- The fiscal year ended 2014 pro forma income from continuing operations and pro forma income from continuing operations applicable to Common and Class A Common stockholders excludes a $24.3 million gain on sale of the Company's Springfield, MA property, which was sold in 2014 (See Note 1 for more information).

The following table summarizes the revenues and income from continuing operations that is included in the Company's historical consolidated statement of income for the year ended October 31, 2015 for the properties acquired in fiscal 2015 as more fully described in note 3 (amounts in thousands).

Revenues	$9,644

Income from continuing operations	$617

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Year Ended October 31, 2015				Year Ended October 31, 2014
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	Jul 31	Oct 31	Jan 31	Apr 30	Jul 31	Oct 31

Revenues	$28,506	$30,050	$28,819	$27,937	$25,195	$25,952	$24,955	$26,226

Income from continuing operations	$6,164	$7,478	$8,785	$27,785	$6,621	$6,482	$7,494	$32,494

Net Income Attributable to Urstadt Biddle Properties Inc.	$6,011	$7,247	$8,441	$27,565	$6,465	$6,334	$7,343	$32,342

Preferred Stock Dividends	(3,894)	(3,570)	(3,571)	(3,570)	(3,453)	(3,453)	(3,453)	(3,453)
Redemption of Preferred Stock	$-	$-	$-	$-	$-	$-	$-	$(1,870)

Net Income Applicable to Common and Class A Common Stockholders	$2,117	$3,677	$4,870	$23,995	$3,012	$2,881	$3,890	$27,019

Per Share Data:
Net Income from Continuing Operations- Basic:
Class A Common Stock	$0.06	$0.11	$0.15	$0.72	$0.10	$0.10	$0.13	$0.90
Common Stock	$0.06	$0.10	$0.13	$0.64	$0.09	$0.09	$0.11	$0.80

Net Income from Continuing Operations- Diluted:
Class A Common Stock	$0.06	$0.11	$0.14	$0.70	$0.10	$0.09	$0.12	$0.87
Common Stock	$0.06	$0.10	$0.13	$0.62	$0.09	$0.08	$0.11	$0.77

Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

Amounts may not equal full year results due to rounding.

(13) SUBSEQUENT EVENTS

On December 17, 2015, the Board of Directors of the Company declared cash dividends of $0.23 for each share of Common Stock and $0.26 for each share of Class A Common Stock.  The dividends are payable on January 15, 2016 to stockholders of record on January 5, 2016. The Board of Directors also ratified the actions of the Company's compensation committee authorizing awards of 152,100 shares of Common Stock and  93,600 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 4, 2016, pursuant to the Company's restricted stock plan.  The fair value of the shares awarded totaling $4.5 million will be charged to expense over the respective vesting periods.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 12, 2016 expressed an unqualified opinion thereon.

New York, New York January 12, 2016	/s/ PKF O'Connor Davies a division of O'Connor Davies, LLP

URSTADT BIDDLE PROPERTIES INC.
October 31, 2015
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B	COL. C		COL. D			COL. E			COL. F	COL. G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition			Amount at which Carried at Close of Period					Life on which depreciation for building and improvements in latest
Description and Location	Encumbrances	Land	Building & Improvements	Land		Building & Improvements	Land	Building & Improvements	TOTAL (a)	Accumulated Depreciation (Note (b))	Date Constructed/ Acquired	income statement is computed (Note (c))
Real Estate Subject to Operating Leases (Note (a)):
Office Buildings:

Greenwich, CT	$-	$708	$1,641	$	$-	$318	$708	$1,959	$2,667	$680	2001	39.0
Greenwich, CT	-	488	1,139		-	348	488	1,487	1,975	532	2000	39.0
Greenwich, CT	-	570	2,359		-	692	570	3,051	3,621	1,326	1998	39.0
Greenwich, CT	-	199	795		-	443	199	1,238	1,437	540	1993	39.0
Greenwich, CT	-	111	444		-	253	111	697	808	360	1994	39.0
Bernardsville, NJ	-	720	2,880		(24)	(47)	696	2,833	3,529	220	2012	39.0
Chester, NJ	-	570	2,280		(34)	(137)	536	2,143	2,679	159	2012	39.0

	-	3,366	11,538		(58)	1,870	3,308	13,408	16,716	3,817
Retail Properties:

Bronxville, NY	-	60	239		95	776	155	1,015	1,170	156	2009	39.0
Yonkers, NY	-	30	121		183	734	213	855	1,068	132	2009	39.0
Yonkers, NY	-	30	121		85	341	115	462	577	72	2009	39.0
New Milford, CT	-	2,114	8,456		71	491	2,185	8,947	11,132	1,680	2008	39.0
New Milford, CT	16	4,492	17,967		166	1,808	4,658	19,775	24,433	2,660	2010	39.0
Newark, NJ	11,173	5,252	21,023		-	1,483	5,252	22,506	27,758	4,342	2008	39.0
Waldwick, NJ	-	1,266	5,064		-	-	1,266	5,064	6,330	1,028	2007	39.0
Emerson NJ	604	3,633	14,531		-	1,472	3,633	16,003	19,636	3,596	2007	39.0
Monroe, CT	-	765	3,060		-	135	765	3,195	3,960	713	2007	39.0
Pelham, NY	-	1,694	6,843		-	149	1,694	6,992	8,686	1,667	2006	39.0
Stratford, CT	26,786	10,173	40,794		(94)	9,649	10,079	50,443	60,522	14,608	2005	39.0
Yorktown Heights, NY	-	5,786	23,221		-	6,000	5,786	29,221	35,007	6,621	2005	39.0
Rye, NY	-	909	3,637		-	440	909	4,077	4,986	1,189	2004	39.0
Rye, NY	1,415	483	1,930		-	6	483	1,936	2,419	571	2004	39.0
Rye, NY	638	239	958		-	87	239	1,045	1,284	340	2004	39.0
Rye, NY	1,453	695	2,782		-	18	695	2,800	3,495	821	2004	39.0
Somers, NY	-	4,318	17,268		-	160	4,318	17,428	21,746	5,526	2003	39.0
Westport, CT	12	2,076	8,305		-	345	2,076	8,650	10,726	2,841	2003	39.0
White Plains, NY	-	8,065	32,258		(1)	7,518	8,064	39,776	47,840	13,124	2003	39.0
Orange, CT	-	2,320	10,564		-	1,358	2,320	11,922	14,242	4,207	2003	39.0
Stamford, CT	45,556	17,965	71,859		-	7,088	17,968	78,947	96,912	28,213	2002	39.0
Danbury, CT	-	2,459	4,566		-	1,586	2,456	6,152	8,611	2,022	2002	39.0
Briarcliff, NY	-	2,222	5,185		1,234	8,356	3,456	13,541	16,997	2,151	2001	40.0
Somers, NY	-	1,833	7,383		-	950	1,833	8,333	10,166	4,082	1999	31.5
Briarcliff, NY	-	380	1,531		-	357	380	1,888	2,268	847	1999	40.0
Briarcliff, NY	15,840	2,300	9,708		2	3,486	2,302	13,194	15,496	5,760	1998	40.0
Ridgefield, CT	-	900	3,793		-	1,483	900	5,276	6,176	1,935	1998	40.0
Darien, CT	16,545	4,260	17,192		-	906	4,260	18,098	22,358	7,862	1998	40.0
Eastchester, NY	-	1,500	6,128		-	2,849	1,500	8,977	10,477	3,503	1997	31.0
Danbury, CT	30	3,850	15,811		-	4,757	3,850	20,568	24,418	10,980	1995	31.5
Carmel, NY	-	1,488	5,973		-	957	1,488	6,930	8,418	3,598	1995	31.5
Somers, NY	-	821	2,600		-	571	821	3,171	3,992	1,538	1992	31.5
Wayne, NJ	306	2,492	9,966		-	1,355	2,492	11,321	13,813	6,213	1992	31.0
Newington, NH	-	728	1,997		-	1,808	728	3,805	4,533	2,811	1979	40.0
Katonah, NY	-	1,704	6,816		-	106	1,704	6,922	8,626	997	2010	39.0
Fairfield, CT	-	3,393	13,574		153	612	3,546	14,186	17,732	1,443	2011	39.0
New Milford, CT	-	2,168	8,672		-	59	2,168	8,731	10,899	1,026	2011	39.0
Eastchester, NY	-	1,800	7,200		78	477	1,878	7,677	9,555	762	2012	39.0
Orangetown, NY	6,555	3,200	12,800		30	4,426	3,230	17,226	20,456	1,298	2012	39.0
Greenwich, CT	3,345	1,600	6,401		27	523	1,627	6,924	8,551	434	2013	39.0
Various	-	1,134	4,928		82	321	1,216	5,249	6,465	466	2013	39.0
Greenwich, CT	4,172	1,998	7,994		53	228	2,051	8,222	10,273	509	2013	39.0
New Providence, NJ	20,030	6,970	27,880		463	2,706	7,433	30,586	38,019	2,031	2013	39.0
Bethel, CT	-	1,800	7,200		(18)	(71)	1,782	7,129	8,911	336	2014	39.0
Bloomfield, NJ	7,592	2,201	8,804		218	888	2,419	9,692	12,111	535	2014	39.0
Boonton, NJ	7,576	3,670	14,680		15	57	3,685	14,737	18,422	692	2014	39.0
Yonkers, NY	5,000	3,060	12,240		333	1,331	3,393	13,571	16,964	358	2014	39.0
Greenwich, CT	8,185	3,223	12,893		6	66	3,229	12,959	16,188	376	2014	40.0
Greenwich, CT	15,889	6,257	25,029		27	270	6,284	25,299	31,583	745	2014	40.0
Midland Park, NJ	21,512	8,740	34,960		(45)	169	8,695	34,791	43,486	821	2015	39.0
Pompton Lakes, NJ	20,320	8,140	32,560		33	181	8,173	32,741	40,914	766	2015	39.0
Wyckoff, NJ	8,540	3,490	13,960		17	75	3,507	14,035	17,542	329	2015	39.0
Kinnelon, NJ	11,367	4,540	18,160		(29)	81	4,511	18,241	22,752	426	2015	39.0
Fort Lee, NJ	-	798	3,192		(14)	(55)	784	3,137	3,921	34	2015	39.0
Harrison, NY	-	2,000	8,000		(10)	(38)	1,990	7,962	9,952	50	2015	39.0

	260,457	169,484	670,777		3,160	81,891	172,644	752,330	924,974	161,843

Total	$260,457	$172,850	$682,315		$3,102	$83,761	$175,952	$765,738	$941,690	$165,660

URSTADT BIDDLE PROPERTIES INC.
October 31, 2015
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2015	2014	2013

(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$830,304	$732,159	$660,375
Property improvements during the year	12,891	19,239	11,263
Properties acquired during the year	138,720	101,055	67,062
Properties sold during the year	(38,364)	(20,299)	(4,475)
Property assets fully depreciated and written off	(1,861)	(1,850)	(2,066)
Balance at end of year	$941,690	$830,304	$732,159

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$161,187	$155,272	$140,511
Provision during the year charged to income	22,096	18,721	17,126
Property sold during the year	(15,762)	(10,956)	(299)
Property assets fully depreciated and written off	(1,861)	(1,850)	(2,066)
Balance at end of year	$165,660	$161,187	$155,272

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $815 million at October 31, 2015.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

Dated: January 13, 2016	/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

Dated: January 13, 2016	/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director	January 13, 2016

/s/ Willing L. Biddle Willing L. Biddle President, Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2016

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2016

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 13, 2016

/s/ Catherine U. Biddle Catherine U. Biddle Director	January 13, 2016

/s/ Robert R. Douglass Robert R. Douglass Director	January 13, 2016

/s/ Richard Grellier Richard Grellier Director	January 13, 2016

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 13, 2016

/s/ Robert J. Mueller Robert J. Mueller Director	January 13, 2016

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 13, 2016

Exhibit Index

Exhibit
(3).	Articles of Incorporation and Bylaws

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

10.18
Agreement of Sale, dated September 12, 2014, among the Company and Kinnelon Hye L.P., Midpark Hye Partners, Pompton Lakes Hye Partners and Wyckoff Hye Partners (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K dated January 13, 2015 (SEC File No. 001-12803)).

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

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.