Form 10-Q
period 2016-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2016-03-10
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of March 4, 2016 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,504,378 Common Shares, par value $.01 per share, and 26,465,544 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2016 (Unaudited) and October 31, 2015.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2016 and 2015.

Consolidated Statements of Comprehensive Income (Unaudited) – Three months ended January 31, 2016 and 2015.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2016 and 2015.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2016.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	January 31, 2016	October 31, 2015
	(Unaudited)
Real Estate Investments:
Real Estate– at cost	$945,665	$941,690
Less: Accumulated depreciation	(170,583)	(165,660)
	775,082	776,030
Investments in and advances to unconsolidated joint ventures	38,974	39,305
	814,056	815,335

Cash and cash equivalents	3,173	6,623
Restricted cash	2,322	2,191
Tenant receivables	22,838	22,353
Prepaid expenses and other assets	13,984	9,334
Deferred charges, net of accumulated amortization	6,410	5,239
Total Assets	$862,783	$861,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$29,750	$22,750
Mortgage notes payable and other loans	259,000	260,457
Accounts payable and accrued expenses	6,672	3,438
Deferred compensation – officers	110	155
Other liabilities	15,991	17,542
Total Liabilities	311,523	304,342

Redeemable Noncontrolling Interests	16,881	15,955

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,504,378 and 9,350,885 shares issued and outstanding	96	94
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 26,465,544 and 26,370,216 shares issued and outstanding	265	264
Additional paid in capital	432,583	431,411
Cumulative distributions in excess of net income	(101,251)	(94,136)
Accumulated other comprehensive (loss)	(1,689)	(1,230)
Total Stockholders' Equity	534,379	540,778
Total Liabilities and Stockholders' Equity	$862,783	$861,075

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	January 31,
	2016	2015

Revenues
Base rents	$20,072	$21,011
Recoveries from tenants	6,372	7,146
Lease termination income	42	44
Other income	965	305
Total Revenues	27,451	28,506

Expenses
Property operating	4,767	5,086
Property taxes	4,623	4,462
Depreciation and amortization	5,688	5,526
General and administrative	2,462	2,268
Provision for tenant credit losses	239	343
Acquisition costs	80	1,768
Directors' fees and expenses	83	114
Total Operating Expenses	17,942	19,567

Operating Income	9,509	8,939

Non-Operating Income (Expense):
Interest expense	(3,271)	(3,264)
Equity in net income from unconsolidated joint ventures	383	474
Interest, dividends and other investment income	51	15
Net Income	6,672	6,164

Noncontrolling interests:
Net income attributable to noncontrolling interests	(225)	(153)
Net income attributable to Urstadt Biddle Properties Inc.	6,447	6,011
Preferred stock dividends	(3,570)	(3,894)

Net Income Applicable to Common and Class A Common Stockholders	$2,877	$2,117

Basic Earnings Per Share:
Per Common Share:	$0.08	$0.06
Per Class A Common Share:	$0.09	$0.06

Diluted Earnings Per Share:
Per Common Share:	$0.08	$0.06
Per Class A Common Share:	$0.08	$0.06

Dividends Per Share:
Common	$0.2300	$0.2250
Class A Common	$0.2600	$0.2550

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2016	2015

Net Income	$6,672	$6,164

Other comprehensive (loss):
Change in unrealized loss on interest rate swaps	(459)	(1,714)

Total comprehensive income	6,213	4,450
Comprehensive income attributable to noncontrolling interests	(225)	(153)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	5,988	4,297
Preferred stock dividends	(3,570)	(3,894)

Total comprehensive income applicable to Common and Class A Common Stockholders	$2,418	$403

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	January 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$6,672	$6,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,688	5,526
Straight-line rent adjustment	(211)	359
Provision for tenant credit losses	239	343
Restricted stock compensation expense and other adjustments	1,117	1,074
Deferred compensation arrangement	(45)	(17)
Equity in net (income) of unconsolidated joint ventures	(383)	(474)
Changes in operating assets and liabilities:
Tenant receivables	(514)	(3,799)
Accounts payable and accrued expenses	2,776	2,910
Other assets and other liabilities, net	(6,312)	(4,554)
Restricted Cash	(131)	(91)
Net Cash Flow Provided by Operating Activities	8,896	7,441

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	(122,441)
Investments in and advances to unconsolidated joint ventures	-	(17)
Deposits on acquisition of real estate investment	(479)	-
Return of deposits on acquisition of real estate investments	640	627
Improvements to properties and deferred charges	(5,927)	(4,062)
Distributions to noncontrolling interests	(225)	(1,195)
Distributions from unconsolidated joint ventures	681	397
Net Cash Flow (Used in) Investing Activities	(5,310)	(126,691)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(9,066)	(8,881)
Dividends paid -- Preferred Stock	(3,570)	(3,894)
Principal repayments on mortgage notes payable	(1,457)	(3,986)
Proceeds from mortgage financings	-	67,680
Redemption of preferred stock	-	(61,250)
Repayment of revolving credit line borrowings	(3,000)	(77,550)
Proceeds from revolving credit line borrowings	10,000	74,500
Net proceeds from the issuance of preferred stock	-	4,650
Sales of additional shares of Common and Class A Common Stock	57	59,846
Net Cash Flow Provided by (Used In) Financing Activities	(7,036)	51,115

Net (Decrease) In Cash and Cash Equivalents	(3,450)	(68,135)
Cash and Cash Equivalents at Beginning of Period	6,623	73,029

Cash and Cash Equivalents at End of Period	$3,173	$4,894

Supplemental Cash Flow Disclosures:
Interest Paid	$3,253	$3,221

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except shares and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock A mount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances - October 31, 2015	5,175,000	$129,375	3,000,000	$75,000	9,350,885	$94	26,370,216	$264	$431,411	$(94,136)	$(1,230)	$540,778
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	2,877	-	2,877
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(459)	(459)
Cash dividends paid :
Common stock ($0.230 per share)	-	-	-	-	-	-	-	-	-	(2,185)	-	(2,185)
Class A common stock ($.260 per share)	-	-	-	-	-	-	-	-	-	(6,881)	-	(6,881)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,393	-	1,728	-	57	-	-	57
Shares issued under restricted stock plan	-	-	-	-	152,100	2	93,600	1	(3)	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,118	-	-	1,118
Adjustments to redeemable noncontrolling interests		-	-	-	-	-	-	-	-	(926)	-	(926)
Balances - January 31, 2016	5,175,000	$129,375	3,000,000	$75,000	9,504,378	$96	26,465,544	$265	$432,583	$(101,251)	$(1,689)	$534,379

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2016, the Company owned or had equity interests in 73 properties containing a total of 4.9 million square feet of Gross Leasable Area ("GLA").

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation" and ASC Topic 970-810 "Real Estate-General-Consolidation". The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company. In accordance with ASC Topic 970-323 "Real Estate-General-Equity Method and Joint Ventures", joint ventures that the Company does not control but otherwise exercises significant influence over, are accounted for under the equity method of accounting. See Note 5 for further discussion of the unconsolidated joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three month period ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2015.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The balance sheet at October 31, 2015 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2016 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2016. As of January 31, 2016, the fiscal tax years 2012 through and including 2015 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of January 31, 2016, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At January 31, 2016, the Company had approximately $24.2 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of January 31, 2016, the Company had a deferred liability of $1.7 million (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At January 31, 2016, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $1.7 million.  At October 31, 2015, accumulated other comprehensive (loss) consisted of net unrealized losses on interest rate swap agreements of approximately $1.2 million. Unrealized gains and losses included in other comprehensive income will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2016.

Index

Property Held for Sale
The Company reports properties that are either disposed of or are classified as held for sale in continuing operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.

In August 2015, the Company sold its property located in Meriden, CT for $44.5 million as that property no longer met the Company's investment objectives.

The operating results of the Meriden Property which are included in the continuing operations were as follows (amounts in thousands):

	Three Months Ended
	January 31,
	2016	2015
Revenues	$118	$1,245
Property operating expense	(2)	(486)
Depreciation and amortization	-	(375)
Net Income	$116	$384

Index

Revenue Recognition
Revenues from operating leases include revenues from core properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At January 31, 2016 and October 31, 2015, $15,761,000 and $15,570,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2016 and October 31, 2015, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $3,884,000 and $3,668,000, respectively.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended
	January 31,
	2016	2015
Numerator
Net income applicable to common stockholders – basic	$628	$453
Effect of dilutive securities:
Restricted stock awards	28	22
Net income applicable to common stockholders – diluted	$656	$475

Denominator
Denominator for basic EPS – weighted average common shares	8,240	8,057
Effect of dilutive securities:
Restricted stock awards	496	547
Denominator for diluted EPS – weighted average common equivalent shares	8,736	8,604

Numerator
Net income applicable to Class A common stockholders-basic	$2,249	$1,664
Effect of dilutive securities:
Restricted stock awards	(28)	(22)
Net income applicable to Class A common stockholders – diluted	$2,221	$1,642

Denominator
Denominator for basic EPS – weighted average Class A common shares	26,080	26,094
Effect of dilutive securities:
Restricted stock awards	94	138
Denominator for diluted EPS – weighted average Class A common equivalent shares	26,174	26,232

Segment Reporting
The Company's primary business is the ownership, management, and redevelopment of retail properties. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of base rental income and tenant reimbursement income, less rental expenses and real estate taxes. Only one of the Company's properties, located in Stamford, CT ("Ridgeway"), is considered significant as its revenue is in excess of 10% of the Company's consolidated total revenues and accordingly is a reportable segment. The Company has aggregated the remainder of its properties as they share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in the same major metropolitan area, and have similar tenant mixes.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut.

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	For the three month period ended January 31,
	2016	2015
Ridgeway Revenues	11.5%	11.7%
All Other Property Revenues	88.5%	88.3%
Consolidated Revenue	100.0%	100.0%

	January 31, 2016	October 31, 2015
Ridgeway Assets	8.4%	8.4%
All Other Property Assets	91.6%	91.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three months ended January 31, 2016 or the year ended October 31, 2015.

	January 31, 2016	October 31, 2015
Ridgeway Percent Leased	97%	97%

	For the three month period ended January 31,
	2016	2015
The Stop & Shop Supermarket Company	20%	19%
Bed, Bath & Beyond	14%	14%
Marshall's Inc., a division of the TJX Companies	11%	10%
All Other Tenants at Ridgeway (Note 2)	55%	57%
Total	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statement (In Thousands):	For the three month period ended January 31, 2016
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,154	$24,297	$27,451
Operating Expenses	$891	$8,499	$9,390
Interest Expense	$627	$2,644	$3,271
Depreciation and Amortization	$588	$5,100	$5,688
Income from Continuing Operations	$1,048	$5,399	$6,447

Income Statement (In Thousands):	For the three month period ended January 31, 2015
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,326	$25,180	$28,506
Operating Expenses	$853	$8,695	$9,548
Interest Expense	$642	$2,622	$3,264
Depreciation and Amortization	$586	$4,940	$5,526
Income from Continuing Operations	$1,245	$4,766	$6,011

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

Index

New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies for all annual periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period.  The Company is currently assessing the potential impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

The Company has evaluated all other new ASU's issued by FASB and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of January 31, 2016.

(2) REAL ESTATE INVESTMENTS

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

For the three month periods ended January 31, 2016 and 2015, the net amortization of above-market and below-market leases was approximately $89,000 and $447,000, respectively.  All amounts are included in base rents in the accompanying consolidated statements of income.

Index

(3) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent. The syndicate includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents). The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option. Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2016.

During the three months ended January 31, 2016, the Company borrowed $10.0 million on the Facility to fund capital improvements.  During the three months ended January 31, 2016, the Company repaid $3.0 million on the Facility with available cash.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 33.3% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.

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

Noncontrolling Interests

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in Ironbound, Orangeburg and McLean have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg and McLean redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the three months ended January 31, 2016 and 2015, the Company increased/(decreased) the carrying value of the non-controlling interests by $926,000 and $853,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

Index

The following table sets forth the details of the Company's redeemable non-controlling interests at January 31, 2016 and October 31, 2015: (amounts in thousands)

	January 31, 2016	October 31, 2015
Beginning Balance	$15,955	$18,864
McLean Plaza Noncontrolling Interest-Net	-	(615)
Change in Redemption Value	926	(2,294)
Ending Balance	$16,881	$15,955

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2016 and October 31, 2015 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses): (amounts in thousands)

	January 31, 2016	October 31, 2015
Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,229	$18,248
Gateway Plaza (50%)	7,224	7,186
Putnam Plaza Shopping Center (66.67%)	6,525	6,686
Midway Shopping Center, L.P. (11.642%)	4,958	5,144
Applebee's at Riverhead (50%)	1,315	1,318
81 Pondfield Road Company (20%)	723	723
Total	$38,974	$39,305

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 194,000 square foot shopping center, is anchored by a 168,000 square foot newly constructed Walmart.  The property also has 27,000 square feet of newly constructed in-line space, of which 24,000 is leased.  The remaining vacancies are in the process of being leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with additional development rights of 7,200 square feet.

Gateway is subject to a $14.0 million non-recourse first mortgage payable.  The mortgage matures on March 31, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage payable in the amount of $30 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut") and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59") for a combined investment of approximately $18.0 million.

Index

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza") located in Carmel, New York.

Putnam Plaza is subject to a first mortgage payable in the amount of $20.0 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

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

During the three months ended January 31, 2016, the Company awarded 152,100 shares of Common Stock and 93,600 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2016 was approximately $4.5 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of January 31, 2016, and changes during the three months ended January 31, 2016 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at October 31, 2015	1,281,850	$16.58	373,850	$19.37
Granted	152,100	$17.95	93,600	$18.80
Vested	(175,950)	$16.35	(84,200)	$18.64
Forfeited	-	$-	-	$-
Non-vested at January 31, 2016	1,258,000	$16.77	383,250	$19.39

Index

As of January 31, 2016, there was $16.0 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.1 years.  For the three months ended January 31, 2016 and 2015 amounts charged to compensation expense totaled $1,092,000 and $1,038,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.

The Company has repurchased 4,600 shares of Common Stock and 913,331 shares of Class A Common Stock under the Program.  For the three months ended January 31, 2016, the Company did not repurchase any shares of stock under the Program.

Preferred Stock
The 7.125% Series F Senior Cumulative Preferred Stock ("Series F Preferred Stock") is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option on or after October 24, 2017. The holders of our Series F Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series F Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series F Preferred Stock, together with all of the Company's other series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured.  Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series F Preferred Stock will have the right to convert all or part of the shares of Series F Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A Common Stock. Underwriting commissions and costs incurred in connection with the sale of the Series F Preferred Stock are reflected as a reduction of additional paid in capital.

The 6.75% Series G Senior Cumulative Preferred Stock ("Series G Preferred Stock") is nonvoting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option on or after October 28, 2019. The holders of our Series G Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions holders of the Series G Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series G Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series G Preferred Stock will have the right to convert all or part of the shares of Series G Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series G Preferred Stock are reflected as a reduction of additional paid in capital.

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

Index

The Company calculates the fair value of the redeemable noncontrolling interests based on either quoted market prices on national exchanges for those interests based on the Company's Class A Common stock or unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the fair value of the cash flow generated by the limited partnership or limited liability company in which the investor owns the joint venture units capitalized at prevailing market rates for properties with similar characteristics  or located in similar areas.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2015 and January 31, 2016, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2016

Liabilities:

Interest Rate Swap Agreement	$1,689	$-	$1,689	$-

Redeemable noncontrolling interests	$16,881	$13,304	$-	$3,577

October 31, 2015

Liabilities:

Interest Rate Swap Agreement	$1,230	$-	$1,230	$-

Redeemable noncontrolling interests	$15,955	$13,104	$-	$2,851

Fair market value measurements based upon Level 3 inputs changed from $9,062 at October 31, 2014 to $2,851 at October 31, 2015 as a result of a $77 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and the transfer in the amount of $6,134 of the noncontrolling interest in McLean to Level 1. During the quarter ended January 31, 2015, Mclean was converted to a limited liability company from a general partnership. One of the results of this conversion is that the noncontrolling equity interests in McLean can only be redeemed for shares of the Company's Class A Common stock or for cash based on the value of the Company's Class A Common stock.  In accordance with ASC 810, the noncontrolling interest will now be valued as a Level 1 measurement.  Fair market value measurements based upon Level 3 inputs changed from $2,851 at October 31, 2015 to $3,577 at January 31, 2016 as a result of a $726 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the Facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Mortgage notes payable that were assumed in property acquisitions were recorded at their fair value at the time they were assumed.

The estimated fair value of mortgage notes payable and other loans was approximately $267 million at January 31, 2016 and $266 million at October 31, 2015, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy. When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's in-place leases (See Note 2).  Those fair value measurements fall within Level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2015, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2016, the Company had commitments of approximately $7.7 million for capital improvements to its properties and tenant-related obligations.

(9) SUBSEQUENT EVENTS

In March 2016, the Company entered into a contract to purchase, for $45.3 million, a 72,000 square foot grocery anchored shopping center in its primary marketplace.  In conjunction with entering into the contract, the Company deposited $2.0 million with the seller.  The Company plans on funding the purchase with a combination of available cash, borrowings on its Facility and with proceeds generated by placing a non-recourse first mortgage on the property in the approximate amount of  $22.7 million.   The Company has placed a $226,625 deposit with the lender.

Index

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward-Looking Statements
This Item 2 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included in this Item 2 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. For a more detailed discussion of some of these factors, see the risk factors set forth in "Item 1A Risk Factors" of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2015.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At January 31, 2016, the Company owned or had equity interests in 73 properties containing a total of 4.9 million square feet of GLA of which approximately 93.4% was leased (96.2% at October 31, 2015).  The drop in the Company's leased rate in the first quarter when compared with the leased rate at October 31, 2015 is predominantly related to the Great Atlantic and Pacific Tea Company, Inc. ("A&P") bankruptcy.  During the first quarter of fiscal 2016, three of the nine spaces that A&P occupied became vacant.  Those spaces totaled 130,000 square feet or about 3.3% of the Company's consolidated property square footage.  For more information about the impact of the A&P bankruptcy on the Company please see the "Liquidity and Capital Resource" below in this Item 2.

The above percentages exclude the Company's White Plains property.  In November 2014, a zoning change was obtained from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company is maintaining vacancies to make potential redevelopment possible.   In February 2015, two more leases at the property totaling 90,000 square feet expired, for which the average base rent per square foot was approximately $24.69 per annum. Currently, the 189,000 square foot property has only 15,600 square feet leased and occupied at an average base rent per square foot of $27.50.  In April 2015, the Company entered into a contract to sell this property.  The contract contains certain contingencies that need to be satisfied in order for the transaction to close, and there is the possibility it may not close. If all contingencies are satisfied, the Company expects the transaction to close sometime in fiscal 2016.

Included in the Company's 73 properties are equity interests in seven unconsolidated joint ventures at January 31, 2016.  These joint ventures were approximately 98.3% leased (98.1% at October 31, 2015).

The Company has paid quarterly dividends to its shareholders continuously since its founding in 1969 and has increased the level of dividend payments to its shareholders for 22 consecutive years.

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

The Company has a strong capital structure and does not have any secured debt maturing until August 2016.  The total amount of secured debt maturing in August is $15.0 million, $7.5 million of which we plan on refinancing with the existing lender.  We plan on repaying the remaining $7.5 million balance at maturity in August.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

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

Index

Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  Please see Note 1 located in Item 1 in this report for a further discussion about the Company's critical accounting policies.  In addition, this summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2015 included in the Company's Annual Report on Form 10-K for that year.

Liquidity and Capital Resources
At January 31, 2016, the Company had unrestricted cash and cash equivalents of $3.2 million compared to $6.6 million at October 31, 2015.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company maintains a conservative capital structure with low leverage levels by commercial real estate standards.  The Company currently maintains a ratio of total debt to total assets below 34% and a very strong fixed charge coverage ratio of over 2.68 to 1, which we believe will allow the Company to obtain additional secured mortgage loans or other types of borrowings, if necessary.  As discussed above, the Company does not have any fixed rate debt coming due until August 2016.  The total amount of secured debt maturing in August 2016 is $15.0 million, $7.4 million of which we plan on refinancing with the existing lender; we plan on repaying the remaining $7.5 million balance at maturity in August. The Company has 44 properties in its consolidated portfolio that are not encumbered by secured mortgage debt. At January 31, 2016, the Company had loan availability of $49.0 million on its unsecured revolving line of credit.

In July 2015, one of the Company's largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company.  As of October 31, 2015, A&P leased and occupied nine spaces totaling 365,000 square feet in the Company's portfolio.  The total base rent per annum for these nine spaces totaled $5,540,000 at October 31, 2015.  The bankruptcy process relating to our nine spaces is nearly complete.  As of January 31, 2016, six of the nine A&P leases in our portfolio were purchased from A&P by new supermarket operators (See notes 1 and 2 below), and two of the leases were purchased by the Company and terminated.  The Company believed that the leases it terminated were below market and could be released to new operators, and the re-leasing of those spaces would generate substantial additional cash flow for the Company.  The Company was successful in re-leasing these spaces in February and March 2016 at base rents in excess of the terminated A&P leases.  The remaining lease was rejected by A&P in bankruptcy (see note 4 below), and the Company is in the process of re-leasing that space.  The table below details information about the nine former A&P leases in our portfolio prior to the transactions described above:

Property	Location	Square Feet	Base Rent Per Annum	Base Rent Per Square Foot	Lease Expiration	Note

Pompton Lakes Town Square	Pompton Lakes, NJ	63,000	$1,244,000	$19.80	Rejected by A&P	4
Ferry Plaza Shopping Center	Newark, NJ	63,000	1,215,000	$19.15	Nov 2020*	1
Village Shopping Center	New Providence, NJ	46,000	990,000	$21.75	Feb 2029*	1
Boonton Shopping Center	Boonton, NJ	49,000	950,000	$19.21	Oct 2024*	1
Valley Ridge Shopping Center	Wayne, NJ	36,000	540,000	$15.00	Terminated	3
Harrison Shopping Center	Harrison, NY	12,000	264,000	$22.00	Sept 2024*	2
Bloomfield Shopping Center	Bloomfield, NJ	31,000	154,000	$5.00	Terminated	3
Shoppes at Eastchester	Eastchester, NY	30,000	110,000	$3.71	Oct 2019	1 and 5
McLean Plaza Shopping Center	Yonkers, NY	35,000	73,000	$2.09	Oct 2034*	1
		365,000	$5,540,000

* Subject to further tenant renewal options

Note 1 – Lease purchased by Acme, a division of Albertson's.
Note 2 – Lease purchased by Key Food.
Note 3 – Lease purchased by Urstadt Biddle Properties Inc. and subsequently terminated; and re-leased to new supermarket operators at increased base rent per square foot.
Note 4 – Rejected by A&P in the bankruptcy process; in process of re-leasing.
Note 5 – Company has amended the lease to increase the base rent per square foot from $3.71 to $10.00 per square foot through 10/31/19 and to provide tenant with an option to extend the lease term through 10/31/24 at a base rent of $25.00 per square foot .

In the quarter ended January 31, 2016, the Company lost approximately $255,000 in base rent and approximately $142,000 in additional rent relating to the tenant's share of common area maintenance and real estate taxes for the three vacated A&P spaces.  As discussed above, this loss of rent and additional rent on the three A&P leases was the main reason net operating income was reduced in the first quarter of fiscal 2016 as compared with the net operating income level of the Company over the last several quarters.  After January 31, 2016, the Company completed the re-leasing of both the Bloomfield and Wayne A&P spaces to new regional supermarket operators.  The new leases will generate annual base rent of $1.07 million as compared with $694,000 that A&P was paying on those two spaces previously, which is an aggregate increase of $372,000 per annum.  The Bloomfield A&P lease had twenty years of remaining term (including tenant options) with no base rental rate increases.   Both new leases provide for the tenant to pay its proportionate share of common area maintenance and real estate taxes as additional rent.  The Bloomfield space was delivered to the tenant in early February 2016 and the Wayne space was delivered to the tenant at the beginning of March 2016.  The Company is still marketing the Pompton Lakes location.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2016 and to meet its dividend requirements necessary to maintain its REIT status.

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

Index

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $8.9 million for the three months ended January 31, 2016 compared to $7.4 million in the comparable period of fiscal 2015. The increase in operating cash flows when compared with the corresponding prior period was due primarily to the Company collecting a higher amount of tenants accounts receivable in the three months ended January 31, 2016 when compared with collections in the corresponding prior period.

Investing Activities

Net cash flows used in investing activities amounted to $5.3 million for the three months ended January 31, 2016 compared to $126.7 million in the comparable period of fiscal 2015. The reduction in net cash flows used in investing activities in fiscal 2016 when compared to the corresponding prior period was the result of the Company purchasing four properties with a total equity investment totaling $122.4 million in the first three months of fiscal 2015 versus making no acquisitions thus far in fiscal 2016.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $7.0 million in the first three months of fiscal 2016 compared to net cash provided by financing activities of $51.1 million in the comparable period of fiscal 2015. The net decrease in cash provided by financing activities to net cash used in financing was attributable predominantly to the Company placing a secured mortgage in the amount of $62.7 million on its four properties purchased in the first quarter of fiscal 2015 and the proceeds from additional sales of preferred and Class A Common stock aggregating $59.8 million in the first three months of fiscal 2015.  This increase was partially offset by the Company repaying a series of preferred stock in the amount of $61.25 million in the first quarter of fiscal 2015 and the Company increasing the annualized dividend rate on the Company's outstanding Common and Class A Common stock by $0.02 per share in December 2015 and by the Company repaying its Series D preferred stock in fiscal 2015.

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

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $259.0 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 4.6% at January 31, 2016. The mortgage loans with fixed interest rates are secured by 22 properties with a net book value of $452.5 million and have fixed rates of interest ranging from 2.78% to 6.6%.  The Company made principal payments of $1.5 million in the three months ended January 31, 2016 compared to $4.0 million in the comparable period in fiscal 2015 which included the $2.8 million repayment of a secured mortgage.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

The Company has an $80 million Unsecured Revolving Credit Facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness, and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2016.

As of January 31, 2016, $49.0 million is available to be drawn on the Facility.

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

Capital Expenditures

The Company invests in its existing properties and regularly makes capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the three months ended January 31, 2016, the Company paid approximately $5.9 million for property improvements, tenant improvements and leasing commission costs (approximately $3.2 million representing recurring property improvements and approximately $2.7 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $7.7 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases during the balance of fiscal 2016.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions/Sales and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers, located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company did not acquire nor did it sell any commercial properties in the first three months of fiscal 2016.

Index

Lease Rollovers
For the first three months of fiscal 2016, we signed leases for a total of 90,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 42,000 square feet at an average rental decrease of 5.76% on a cash basis.  Renewals for 48,000 square feet of space previously occupied were signed at an average rental increase of 5.56% on a cash basis.

Tenant improvements averaged $28.00 per square foot for new leases.  There were no significant tenant improvements provided to any of the renewal leases in the first three months of fiscal 2016.  The average term for new leases was 6.1 years and the average term for renewal leases was 4 years.

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

The leases signed in 2016 generally become effective over the following one to two years. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, the rental increases/decreases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the three month period ended January 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended January 31,

	2016	2015
Net Income Applicable to Common and Class A Common Stockholders	$2,877	$2,117

Real property depreciation	4,769	4,559
Amortization of tenant improvements and allowances	777	848
Amortization of deferred leasing costs	120	102
Depreciation and amortization on unconsolidated joint ventures	473	348
(Gain)/Loss on sale of asset	(340)	106
Funds from Operations Applicable to Common and Class A Common Stockholders	$8,676	$8,080

Net Cash Provided by (Used in):
Operating Activities	$8,896	$7,441
Investing Activities	$(5,310)	$(126,691)
Financing Activities	$(7,036)	$51,115

FFO amounted to $8.7 million in the first three months of fiscal 2016 compared to $8.1 million in the comparable period of fiscal 2015.  The net increase in FFO is attributable, among other things, to: a) the additional net income generated from properties acquired in fiscal 2015, b) a decrease in acquisition costs of $1.7 million in the first three months of fiscal 2016 when compared to the corresponding three month period; offset by c) a decrease in rental income relating to tenant vacancies at several properties, most notably three spaces formerly occupied by A&P (see Liquidity and Capital Resources section above in this Item 2).

Results of Operations

The following information summarizes the Company's results of operations for three month period ended January 31, 2016 and 2015 (amounts in thousands):

Index

	Three Months Ended
	January 31,				Change Attributable to:
Revenues	2016	2015	Increase (decrease)	% Change	Property Acquisitions/Sales		Properties Held In Both Periods (Note 1)
Base rents	$20,072	$21,011	$(939)	-4.5%	$209		$(1,148)
Recoveries from tenants	6,372	7,146	(774)	-10.8%	107		(881)
Other income	965	305	660	216.4%	26		634

Operating Expenses
Property operating expenses	4,767	5,086	(319)	-6.3%	(36)		(283)
Property taxes	4,623	4,462	161	3.6%	74		87
Depreciation and amortization	5,688	5,526	162	2.9%	(101)		263
General and administrative expenses	2,462	2,268	194	8.6%	n/	a	n/	a

Other Income/Expenses
Interest expense	3,271	3,264	7	0.2%	282		(275)
Interest, dividends and other investment income	51	15	36	240.0%	n/	a	n/	a

Note 1 – Properties held in both periods include only properties owned for the three month periods of 2016 and 2015.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues:
Base rents decreased by 4.5% to $20.1 million for the three month period ended January 31, 2016 as compared with $21.0 million in the comparable period of 2015. The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions/Sales:

In fiscal 2015, the Company purchased equity interests in six properties totaling approximately 409,000 square feet of GLA and sold two properties totaling approximately 298,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the three month period ended January 31, 2016 when compared with the three month period ended January 31, 2015.

Properties Held in Both Periods:

Revenues
Base rents decreased during the three month period ended January 31, 2016 by $1.1 million when compared with the corresponding prior period primarily as a result of a reduction of income related to the amortization of above/below market rents in the amount of $372,000.  A $555,000 reduction in base rent billed at the Company's White Plains Property, which had two large tenants vacate at the end of the first quarter of 2015 when their leases expired, also contributed to the decrease.  The White Plains property currently is being re-developed and is under contract to be sold.  The Company is maintaining vacancies at this property to facilitate the sale.  In addition, base rents decreased as a result of the vacancy of two A&P supermarkets (see Liquidity and Capital Resource section in this Item 2) which reduced base rental income by $151,000.  In the first three months of fiscal 2016, the Company leased or renewed 90,000 square feet (or approximately 2.29% of total consolidated property leasable area).  At January 31, 2016, the Company's consolidated properties were approximately 92.45% leased, an decrease of 3.34% from the end of fiscal 2015. Overall property occupancy decreased to 92.09% at January 31, 2016, from 94.97% at the end of fiscal 2015.

In the three month period ended January 31, 2016, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) for properties owned in both periods decreased by $881,000. This decrease was a result of a decrease in the percentage of the portfolio that is leased, which causes the Company to bill and collect a lower percentage of operating costs from its tenants.  This net decrease was accentuated by lower operating costs at these properties which reduces the amount of revenue billed to tenants for operating costs.  This operating expense decrease was predominantly the result of a decrease in snow removal costs.

Expenses
Property operating expenses for properties owned in both periods decreased by $283,000 in the three month period ended January 31, 2016 when compared with the corresponding prior period as a result of a decrease in expenses relating to snow removal.

Real estate taxes for properties owned in the three month period ended January 31, 2016 were relatively unchanged when compared with the corresponding prior period.

Interest expense for properties owned in both periods decreased by $275,000 in the three month period ended January 31, 2016 when compared with the corresponding prior period as a result of the Company repaying a mortgage on the Company's Veteran's Plaza property after the first quarter of last year.

Depreciation and amortization expense from properties held in the three months ended January 31, 2016, when compared to the corresponding prior period, increased by $263,000 as a result of increased depreciation related to an increase in capital improvements and tenant related build-out costs at some of the Company's properties.

General and administrative expense increased in the three months ended January 31, 2016 when compared to the corresponding prior period predominantly as a result of increased compensation expense for increased staffing at the Company over the last three quarters of fiscal 2015 and the first quarter of fiscal 2016 and increased bonus for the Company's employees in fiscal 2016 when compared with fiscal 2015.

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

As of January 31, 2016, the Company had $29.75 million outstanding under its unsecured revolving credit facility with interest rates based on LIBOR which is a variable rate measure.  If LIBOR were to increase by 1% per annum, the company's interest expense would increase by approximately $297,500 per annum.

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

Changes in Internal Controls
During the quarter ended January 31, 2016, there were no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  For the three month period ended January 31, 2016, the Company did not repurchase any shares of stock under the Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 10, 2016	and Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.