Form 10-Q
period 2016-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2016-06-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 3, 2016 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,505,679 Common Shares, par value $.01 per share, and 26,466,856 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – April 30, 2016 (Unaudited) and October 31, 2015.

Consolidated Statements of Income (Unaudited) – Three and six months ended April 30, 2016 and 2015.

Consolidated Statements of Comprehensive Income (Unaudited) – Three and six months ended April 30, 2016 and 2015.

Consolidated Statements of Cash Flows (Unaudited) – Six months ended April 30, 2016 and 2015.

Consolidated Statement of Stockholders' Equity (Unaudited) – Six months ended April 30, 2016.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	April 30, 2016	October 31, 2015
	(Unaudited)
Real Estate Investments:
Real Estate– at cost	$951,223	$941,690
Less: Accumulated depreciation	(175,513)	(165,660)
	775,710	776,030
Investments in and advances to unconsolidated joint ventures	38,894	39,305
	814,604	815,335

Cash and cash equivalents	3,399	6,623
Restricted cash	2,544	2,191
Tenant receivables	22,157	22,353
Prepaid expenses and other assets	13,095	9,334
Deferred charges, net of accumulated amortization	6,444	5,239
Total Assets	$862,243	$861,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$35,250	$22,750
Mortgage notes payable and other loans	257,506	260,457
Accounts payable and accrued expenses	5,109	3,438
Deferred compensation – officers	143	155
Other liabilities	16,135	17,542
Total Liabilities	314,143	304,342

Redeemable Noncontrolling Interests	17,251	15,955

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,505,679 and 9,350,885 shares issued and outstanding	96	94
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 26,466,856 and 26,370,216 shares issued and outstanding	265	264
Additional paid in capital	433,825	431,411
Cumulative distributions in excess of net income	(105,919)	(94,136)
Accumulated other comprehensive (loss)	(1,793)	(1,230)
Total Stockholders' Equity	530,849	540,778
Total Liabilities and Stockholders' Equity	$862,243	$861,075

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

Revenues
Base rents	$41,570	$42,186	$21,498	$21,175
Recoveries from tenants	12,865	15,648	6,493	8,502
Lease termination income	332	44	290	-
Other income	1,850	678	885	373
Total Revenues	56,617	58,556	29,166	30,050

Expenses
Property operating	9,740	12,039	4,973	6,953
Property taxes	9,148	9,036	4,525	4,574
Depreciation and amortization	11,347	11,293	5,659	5,767
General and administrative	4,753	4,279	2,291	2,011
Provision for tenant credit losses	608	526	369	183
Acquisition costs	129	1,946	49	178
Directors' fees and expenses	165	191	82	77
Total Operating Expenses	35,890	39,310	17,948	19,743

Operating Income	20,727	19,246	11,218	10,307

Non-Operating Income (Expense):
Interest expense	(6,520)	(6,694)	(3,249)	(3,430)
Equity in net income from unconsolidated joint ventures	920	947	537	473
Interest, dividends and other investment income	101	143	50	128
Net Income	15,228	13,642	8,556	7,478

Noncontrolling interests:
Net income attributable to noncontrolling interests	(442)	(384)	(217)	(231)
Net income attributable to Urstadt Biddle Properties Inc.	14,786	13,258	8,339	7,247
Preferred stock dividends	(7,140)	(7,464)	(3,570)	(3,570)

Net Income Applicable to Common and Class A Common Stockholders	$7,646	$5,794	$4,769	$3,677

Basic Earnings Per Share:
Per Common Share:	$0.20	$0.15	$0.13	$0.10
Per Class A Common Share:	$0.23	$0.17	$0.14	$0.11

Diluted Earnings Per Share:
Per Common Share:	$0.20	$0.15	$0.12	$0.10
Per Class A Common Share:	$0.22	$0.17	$0.14	$0.11

Dividends Per Share:
Common	$0.46	$0.45	$0.2300	$0.2250
Class A Common	$0.52	$0.51	$0.2600	$0.2550

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Six Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015

Net Income	$15,228	$13,642	$8,556	$7,478

Other comprehensive income (loss):
Change in unrealized income (losses) on interest rate swaps	(563)	(1,171)	(104)	543

Total comprehensive income	14,665	12,471	8,452	8,021
Comprehensive income attributable to noncontrolling interests	(442)	(384)	(217)	(231)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	14,223	12,087	8,235	7,790
Preferred stock dividends	(7,140)	(7,464)	(3,570)	(3,570)
Total comprehensive income applicable to Common and Class A Common Stockholders	$7,083	$4,623	$4,665	$4,220

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	April 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$15,228	$13,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,347	11,293
Straight-line rent adjustment	(1,472)	(744)
Provision for tenant credit losses	608	526
Restricted stock compensation expense and other adjustments	2,302	1,971
Deferred compensation arrangement	(13)	(34)
Equity in net (income) of unconsolidated joint ventures	(920)	(947)
Changes in operating assets and liabilities:
Tenant receivables	1,059	(1,822)
Accounts payable and accrued expenses	1,111	944
Other assets and other liabilities, net	(3,223)	(2,701)
Restricted Cash	(353)	(15)
Net Cash Flow Provided by Operating Activities	25,674	22,113

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	(122,714)
Investments in and advances to unconsolidated joint ventures	(375)	(17)
Deposits on acquisition of real estate investment	(2,453)	(400)
Return of deposits on acquisition of real estate investments	640	627
Improvements to properties and deferred charges	(12,304)	(7,405)
Distributions to noncontrolling interests	(442)	(1,426)
Distributions from unconsolidated joint ventures	1,647	1,031
Net Cash Flow (Used in) Investing Activities	(13,287)	(130,304)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(18,133)	(17,759)
Dividends paid -- Preferred Stock	(7,140)	(7,464)
Principal repayments on mortgage notes payable	(2,952)	(4,775)
Proceeds from mortgage financings	-	67,680
Redemption of preferred stock	-	(61,250)
Repayment of revolving credit line borrowings	(3,000)	(80,050)
Proceeds from revolving credit line borrowings	15,500	79,750
Net proceeds from the issuance of preferred stock	-	4,648
Sales of additional shares of Common and Class A Common Stock	114	59,854
Net Cash Flow Provided by (Used In) Financing Activities	(15,611)	40,634

Net (Decrease) In Cash and Cash Equivalents	(3,224)	(67,557)
Cash and Cash Equivalents at Beginning of Period	6,623	73,029

Cash and Cash Equivalents at End of Period	$3,399	$5,472

Supplemental Cash Flow Disclosures:
Interest Paid	$6,528	$6,620

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock A mount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances - October 31, 2015	5,175,000	$129,375	3,000,000	$75,000	9,350,885	$94	26,370,216	$264	$431,411	$(94,136)	$(1,230)	$540,778
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	7,646	-	7,646
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(563)	(563)
Cash dividends paid :
Common stock ($0.460 per share)	-	-	-	-	-	-	-	-	-	(4,372)	-	(4,372)
Class A common stock ($.520 per share)	-	-	-	-	-	-	-	-	-	(13,761)	-	(13,761)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,694	-	3,290	-	114	-	-	114
Shares issued under restricted stock plan	-	-	-	-	152,100	2	93,600	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(250)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,303	-	-	2,303
Adjustments to redeemable noncontrolling interests		-	-	-	-	-	-	-	-	(1,296)	-	(1,296)
Balances - April 30, 2016	5,175,000	$129,375	3,000,000	$75,000	9,505,679	$96	26,466,856	$265	$433,825	$(105,919)	$(1,793)	$530,849

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2016, the Company owned or had equity interests in 73 properties containing a total of 4.9 million square feet of Gross Leasable Area ("GLA").

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation" and ASC Topic 970-810 "Real Estate-General-Consolidation". The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company. In accordance with ASC Topic 970-323 "Real Estate-General-Equity Method and Joint Ventures," joint ventures that the Company does not control but otherwise exercises significant influence over, are accounted for under the equity method of accounting. See Note 5 for further discussion of the unconsolidated joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2015.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2016. As of April 30, 2016, the fiscal tax years 2012 through and including 2015 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of April 30, 2016, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At April 30, 2016, the Company had approximately $24.1 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of April 30, 2016, the Company had a deferred liability of $1.8 million (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges. At April 30, 2016, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $1.8 million.  At October 31, 2015, accumulated other comprehensive (loss) consisted of net unrealized losses on interest rate swap agreements of approximately $1.2 million. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2016.

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

In August 2015, the Company sold its property located in Meriden, CT for $44.5 million, as that property no longer met the Company's investment objectives.  In addition, the Company had previously entered in to a contract to sell its White Plains property and in April 2016, the Company satisfied the remaining contingency under the sale contract and expects to close on the sale of the property later in fiscal 2016.  In accordance with ASC 360-10-45, the asset met all of the criteria to be classified as held for sale beginning in April 2016, but because the net book value of the White Plains asset is insignificant to financial statement presentation the Company will not include the asset as held for sale on the consolidated balance sheet for all periods presented.

The combined operating results of the Meriden property and the White Plains property which are included in continuing operations were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015
Revenues	$1,902	$3,883	$1,348	$1,691
Property operating expense	(700)	(2,088)	(370)	(1,153)
Depreciation and amortization	(567)	(1,207)	(280)	(542)
Net Income (loss)	$635	$588	$$698	$(4)

Index

Revenue Recognition
Revenues from operating leases include revenues from properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At April 30, 2016 and October 31, 2015, $16,372,000 and $15,570,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At April 30, 2016 and October 31, 2015, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,186,000 and $3,668,000, respectively.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2016	2015	2016	2015
Numerator
Net income applicable to common stockholders – basic	$1,670	$1,238	$1,042	$785
Effect of dilutive securities:
Restricted stock awards	83	67	58	47
Net income applicable to common stockholders – diluted	$1,753	$1,305	$1,100	$832

Denominator
Denominator for basic EPS – weighted average common shares	8,240	8,057	8,241	8,059
Effect of dilutive securities:
Restricted stock awards	581	620	665	692
Denominator for diluted EPS – weighted average common equivalent shares	8,821	8,677	8,906	8,751

Numerator
Net income applicable to Class A common stockholders-basic	$5,976	$4,556	$3,727	$2,892
Effect of dilutive securities:
Restricted stock awards	(83)	(67)	(58)	(47)
Net income applicable to Class A common stockholders – diluted	$5,893	$4,489	$3,669	$2,845

Denominator
Denominator for basic EPS – weighted average Class A common shares	26,081	26,151	26,081	26,188
Effect of dilutive securities:
Restricted stock awards	143	173	193	208
Denominator for diluted EPS – weighted average Class A common equivalent shares	26,224	26,324	26,274	26,396

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	For the six month period ended April 30,		For the three month period ended April 30,
	2016	2015	2016	2015
Ridgeway Revenues	11.6%	11.7%	11.7%	11.6%
All Other Property Revenues	88.4%	88.3%	88.3%	88.4%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	April 30, 2016	October 31, 2015
Ridgeway Assets	8.4%	8.4%
All Other Property Assets	91.6%	91.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and six months ended April 30, 2016 or the year ended October 31, 2015.

	April 30, 2016	October 31, 2015
Ridgeway Percent Leased	98%	97%

Rideway Significant Tenants (Percentage of Base Rent Billed):

	For the six month period ended April 30,		For the three month period ended April 30,
	2016	2015	2016	2015
The Stop & Shop Supermarket Company	20%	19%	20%	20%
Bed, Bath & Beyond	14%	14%	14%	14%
Marshall's Inc.	11%	10%	11%	11%
All Other Tenants at Ridgeway (Note 2)	55%	57%	55%	55%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	For the six month period ended April 30, 2016			For the three month period ended April 30, 2016
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$6,551	$50,066	$56,617	$3,397	$25,769	$29,166
Operating Expenses	$1,916	$16,972	$18,888	$1,025	$8,473	$9,498
Interest Expense	$1,251	$5,269	$6,520	$624	$2,625	$3,249
Depreciation and Amortization	$1,176	$10,171	$11,347	$588	$5,071	$5,659
Income from Continuing Operations	$2,208	$12,578	$14,786	$1,160	$7,179	$8,339

Income Statements (In Thousands):	For the six month period ended April 30, 2015			For the three month period ended April 30, 2015
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$6,835	$51,721	$58,556	$3,509	$26,541	$30,050
Operating Expenses	$1,860	$19,215	$21,075	$1,007	$10,520	$11,527
Interest Expense	$1,280	$5,414	$6,694	$638	$2,792	$3,430
Depreciation and Amortization	$1,177	$10,116	$11,293	$591	$5,176	$5,767
Income from Continuing Operations	$2,518	$10,740	$13,258	$1,273	$5,974	$7,247

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

Index

New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies for all annual periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period.  In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, the amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transaction, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The Company is currently assessing the potential impact that the adoption of ASU 2014-09 and ASU 2016-08 will have on its consolidated financial statements.

During April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 modifies the treatment of debt issuance costs from a deferred charge to a deduction of the carrying value of the financial liability. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, with early adoption permitted and retrospective application. ASU 2015-03 is not expected to have a material impact on the Company's consolidated financial statements when adopted.

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and we are currently assessing the impact this standard will have on the the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation." ASU 2016-09 simplifies the accounting for share-based payment transactions, including a policy election option with respect to accounting for forfeitures either as they occur or estimating forfeitures (as is currently required), as well as increasing the amount an employer can withhold to cover income taxes on equity awards. ASU 2016-09 is effective for us in the first quarter of fiscal 2018, and we are currently assessing the impact this standard will have on the Company's consolidated financial statements.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of April 30, 2016.

(2) REAL ESTATE INVESTMENTS

In March 2016, the Company entered into a contract to purchase, for $45.3 million, a 68,000 square foot grocery anchored shopping center in its primary marketplace.  In conjunction with entering into the contract, the Company deposited $2.0 million with the seller.  The Company plans on funding the purchase with a combination of available cash, borrowings on its Unsecured Revolving Credit Facility (the "Facility") (see note 3) and with proceeds generated by placing a non-recourse first mortgage on the property in the approximate amount of  $22.7 million.   The Company has placed a $453,250 deposit with the lender.

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

For the six month periods ended April 30, 2016 and 2015, the net amortization of above-market and below-market leases were approximately $135,000 and $532,000, respectively.  All amounts are included in base rents in the accompanying consolidated statements of income.

Index

(3) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent. The syndicate includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents). The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option. Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2016.

During the six months ended April 30, 2016, the Company borrowed $15.5 million on the Facility to fund capital improvements.  During the six months ended April 30, 2016, the Company repaid $3.0 million on the Facility with available cash.

(4) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company has an investment in three joint ventures, UB Ironbound, LP ("Ironbound"), UB Orangeburg, LLC ("Orangeburg") and McLean Plaza Associates, LLC ("McLean"), each of which owns a commercial retail property.  The Company has evaluated its investment in these three joint ventures and has concluded that the ventures are not Variable Interest Entities ("VIEs"); however, these joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation". The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company. The Company's investment in these consolidated joint ventures is more fully described below:

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

Noncontrolling Interests

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation." Because the limited partners or non-controlling members in Ironbound, Orangeburg and McLean have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg and McLean redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the six months ended April 30, 2016 and  2015, the Company increased/(decreased) the carrying value of the non-controlling interests by $1.3 million and $(1.5) million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at April 30, 2016 and October 31, 2015 (amounts in thousands);

	April 30, 2016	October 31, 2015
Beginning Balance	$15,955	$18,864
McLean Plaza Noncontrolling Interest-Net	-	(615)
Change in Redemption Value	1,296	(2,294)
Ending Balance	$17,251	$15,955

Index

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2016 and October 31, 2015 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands);

	April 30, 2016	October 31, 2015
Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,246	$18,248
Gateway Plaza (50%)	6,872	7,186
Putnam Plaza Shopping Center (66.67%)	6,404	6,686
Midway Shopping Center, L.P. (11.642%)	4,961	5,144
Applebee's at Riverhead (50%)	1,688	1,318
81 Pondfield Road Company (20%)	723	723
Total	$38,894	$39,305

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 194,000 square foot shopping center, is anchored by a 168,000 square foot Walmart.  The property also has 27,000 square feet of in-line space, of which 24,000 is leased and a 3,500 square foot pad building currently under construction and leased.  The remaining vacancies are in the process of being leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant and a 7,200 square foot pad building currently under construction.

Gateway is subject to a $14.0 million non-recourse first mortgage payable.  The mortgage matures on March 31, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.64% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.  The remaining unamortized excess of the Company's investment in and advances to Midway over the Company's share of Midway's net book value is $6.3 million at April 30, 2016.

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

Restricted Stock Plan
The Company has a Restricted Stock Plan that provides a form of equity compensation for employees of the Company.  In March 2016, the Stockholders of the Company approved an increase in the amount of shares available for grant under the plan, as amended by 750,000 shares.  The Plan, which is administered by the Company's compensation committee, authorizes grants of up to an aggregate of 4,500,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 3,800,000 shares, which at the discretion of the compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

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

During the six months ended April 30, 2016, the Company awarded 152,100 shares of Common Stock and 93,600 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2016 was approximately $4.5 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of April 30, 2016, and changes during the six months ended April 30, 2016 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at October 31, 2015	1,281,850	$16.58	373,850	$19.37
Granted	152,100	$17.95	93,600	$18.80
Vested	(175,950)	$16.35	(84,200)	$18.64
Forfeited	-	$-	(250)	$18.80
Non-vested at April 30, 2016	1,258,000	$16.77	383,000	$19.40

Index

As of April 30, 2016, there was $14.8 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.0 years.  For the six month periods ended April 30, 2016 and 2015 amounts charged to compensation expense totaled $2,277,000 and $1,907,000, respectively.  For the three months ended April 30, 2016 and  2015 amounts charged to compensation expense totaled $1,184,000 and $868,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.

The Company has repurchased 4,600 shares of Common Stock and 913,331 shares of Class A Common Stock under the Program.  For the three and six months ended April 30, 2016 and 2015, the Company did not repurchase any shares of stock under the Program.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs"). The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2015 and April 30, 2016, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2016

Liabilities:

Interest Rate Swap Agreement	$1,793	$-	$1,793	$-

Redeemable noncontrolling interests	$17,251	$13,669	$-	$3,582

October 31, 2015

Liabilities:

Interest Rate Swap Agreement	$1,230	$-	$1,230	$-

Redeemable noncontrolling interests	$15,955	$13,104	$-	$2,851

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $9,062 at October 31, 2014 to $2,851 at October 31, 2015 as a result of a $77 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and the transfer in the amount of $6,134 of the noncontrolling interest in McLean to Level 1. During the quarter ended January 31, 2015, Mclean was converted to a limited liability company from a general partnership. One of the results of this conversion is that the noncontrolling equity interests in McLean can only be redeemed for shares of the Company's Class A Common stock or for cash based on the value of the Company's Class A Common stock.  In accordance with ASC 810, the noncontrolling interest will now be valued as a Level 1 measurement.  Fair market value measurements based upon Level 3 inputs changed from $2,851 at October 31, 2015 to $3,582 at April 30, 2016 as a result of a $731 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $266 million at April 30, 2016 and $266 million at October 31, 2015, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy. When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's in-place leases (See Note 2).  Those fair value measurements fall within Level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2015, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2016, the Company had commitments of approximately $5.6 million for capital improvements to its properties and tenant-related obligations.

(9) SUBSEQUENT EVENTS

On May 6, 2016, the Company repaid a $7.5 million mortgage at maturity that was secured by the Company's Bloomfield, NJ property.  The Company funded the repayment with a draw on its Facility.

On June 7, 2016, the Board of Directors of the Company declared cash dividends of $0.23 for each share of Common Stock and $0.26 for each share of Class A Common Stock.  The dividends are payable on July 15, 2016 to stockholders of record on July 1, 2016.

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

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At April 30, 2016, the Company owned or had equity interests in 73 properties containing a total of 4.9 million square feet of GLA of which approximately 95.1% was leased (96.2% at October 31, 2015).  The drop in the Company's leased rate in the first half of fiscal 2016 when compared with the leased rate at October 31, 2015 is predominantly related to the Great Atlantic and Pacific Tea Company, Inc. ("A&P") bankruptcy.  During the first quarter of fiscal 2016, three of the nine spaces that A&P occupied became vacant.  Those spaces totaled 130,000 square feet or about 3.3% of the Company's consolidated property square footage.  Two of the aforementioned three spaces were released in the second quarter of fiscal 2016.  For more information about the impact of the A&P bankruptcy on the Company please see "Liquidity and Capital Resources" below in this Item 2.

The above percentages exclude the Company's White Plains property.  In November 2014, a zoning change was obtained from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company has completely vacated the property to make potential redevelopment possible.   This inlcluded the expiration of two leases at the property totaling 90,000 square in February 2015, for which the average base rent per square foot was approximately $24.69 per annum.  In April 2015, the Company entered into a contract to sell this property to a third party with the closing date scheduled fifteen days after the property was completely vacated of all tenants which was accomplished in April 2016.  In February 2016, the sale contract was amended to allow the purchaser to extend the closing.  The amendment provided the purchaser six one month options to extend the closing date by one month for each extension exercised for a payment of $461,000 per extension.  The purchaser has exercised two of the six options and as of April 30, 2016, the Company has received $461,000 (the second $461,000 was received in the Company's fiscal third quarter 2016).  In addition, the amendment provided that the purchaser deposit an additional $3 million of the purchase price with the escrow agent.

Included in the Company's 73 properties were equity interests in seven unconsolidated joint ventures at April 30, 2016.  These joint ventures were approximately 98.3% leased (98.1% at October 31, 2015).

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

The Company does not have any secured debt maturing until August 2016.  The total amount of secured debt maturing in August is $7.3 million which we plan on refinancing with the existing lender.  Consistent with its business strategy, the Company expects to continue to explore acquisition opportunities that may arise.

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

Liquidity and Capital Resources
At April 30, 2016, the Company had unrestricted cash and cash equivalents of $3.4 million compared to $6.6 million at October 31, 2015.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

The Company's strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  The Company currently maintains a ratio of total debt to total assets below 34% and a very strong fixed charge coverage ratio of over 2.71 to 1, which we believe will allow the Company to obtain additional secured mortgage loans or other types of borrowings, if necessary.  As discussed above, the Company does not have any fixed rate debt coming due until August 2016.  The Company has 44 properties in its consolidated portfolio that are not encumbered by secured mortgage debt. At April 30, 2016, the Company had loan availability of $44.3 million on its unsecured revolving line of credit.

In July 2015, one of the Company's largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. As of October 31, 2015, A&P leased and occupied nine spaces totaling 365,000 square feet in the Company's portfolio.  The total base rent per annum for these nine spaces totaled $5,540,000 at October 31, 2015.  The bankruptcy process relating to our nine spaces is complete.  As of April 30, 2016, six of the nine A&P leases in our portfolio were purchased from A&P by new supermarket operators (See notes 1 and 2 below), and two of the leases were purchased by the Company and terminated.  The Company believed that the leases it terminated were below market and could be re-leased to new operators, and the re-leasing of those spaces would generate substantial additional cash flow for the Company.  The Company was successful in re-leasing these spaces in February and March 2016 at base rents in excess of the terminated A&P leases.  The remaining lease was rejected by A&P in bankruptcy (see note 4 below), and the Company is in the process of re-leasing that space.  The table below details information about the nine former A&P leases in our portfolio prior to the transactions described above:

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

* Subject to further tenant renewal options

Note 1 – Lease purchased by Acme, a division of Albertson's.
Note 2 – Lease purchased by Key Food.
Note 3 – Lease purchased by Urstadt Biddle Properties Inc. Lease subsequently terminated and re-leased to new supermarket operator at increased base rent per square foot.
Note 4 – Rejected by A&P in the bankruptcy process; in process of re-leasing.
Note 5 – Company has amended the lease to increase the base rent per square foot from $3.71 to $10.00 per square foot through 10/31/19 and to provide tenant with an option to extend the lease term through 10/31/24 at a base rent of $25.00 per square foot.

In the second quarter of fiscal 2016, the Company completed the re-leasing of both the Bloomfield and Wayne A&P spaces to new regional supermarket operators.  The new leases will generate annual base rent of $1.07 million as compared with $694,000 that A&P was paying on those two spaces previously, which is an aggregate increase of $372,000 per annum.  The Bloomfield A&P lease had twenty years of remaining term (including tenant options) with no base rental rate increases.   Both new leases provide for the tenant to pay its proportionate share of common area maintenance and real estate taxes as additional rent.  The Bloomfield space was delivered to the tenant in early February 2016 and the Wayne space was delivered to the tenant at the beginning of March 2016.  The Company is still marketing the Pompton Lakes location for lease.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements for the balance of fiscal 2016 and to meet its dividend requirements necessary to maintain its REIT status.

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows.  The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company's operating cash flow therefore depends on the rents charged to its tenants and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

Index

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $25.7 million for the six months ended April 30, 2016 compared to $22.1 million in the comparable period of fiscal 2015. The increase in operating cash flows when compared with the corresponding prior period was due primarily to the Company collecting a higher amount of tenant's accounts receivable in the six months ended April 30, 2016 when compared with collections in the corresponding prior period.

Investing Activities

Net cash flows used in investing activities amounted to $13.3 million for the six months ended April 30, 2016 compared to $130.3 million in the comparable period of fiscal 2015. The reduction in net cash flows used in investing activities in fiscal 2016 when compared to the corresponding prior period was predominantly the result of the Company purchasing four properties with a total equity investment totaling $122.4 million in the first six months of fiscal 2015 versus making no acquisitions thus far in fiscal 2016.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $15.6 million in the first six months of fiscal 2016 compared to net cash provided by financing activities of $40.6 million in the comparable period of fiscal 2015. The net decrease in cash provided by financing activities to net cash used in financing was attributable predominantly to the Company placing a secured mortgage in the amount of $62.7 million on its four properties purchased in the first quarter of fiscal 2015 and the proceeds from additional sales of preferred and Class A Common stock aggregating $64.5 million in the first six months of fiscal 2015.  In addition, the Company repaid a series of preferred stock in the amount of $61.25 million in the first quarter of fiscal 2015 and the Company increasing the annualized dividend rate on the Company's outstanding Common and Class A Common stock by $0.02 per share in December 2015.

Capital Resources

The Company expects to fund its long-term liquidity requirements such as property acquisitions, repayment of indebtedness and capital expenditures through other long-term indebtedness (including indebtedness assumed in acquisitions), borrowings on its Facility, proceeds from sales of properties and/or the issuance of securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company's ability to incur additional debt is dependent, among other things, upon its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price. The Company's ability to sell properties in the future to raise cash will be dependent upon market conditions at the time of sale.

Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $257.5 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 4.59% at April 30, 2016. The mortgage loans with fixed interest rates are secured by 22 properties with a net book value of $453 million and have fixed rates of interest ranging from 2.78% to 6.6%.  The Company made principal payments of $3.0 million in the six months ended April 30, 2016 compared to $4.8 million in the comparable period in fiscal 2015 which included the $2.8 million repayment of a secured mortgage.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

The Company has an $80 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval).  The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness, and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at April 30, 2016.

As of April 30, 2016, $44.3 million is available to be drawn on the Facility.

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

Capital Expenditures

The Company invests in its existing properties and regularly makes capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the six months ended April 30, 2016, the Company paid approximately $12.2 million for property improvements, tenant improvements and leasing commission costs (approximately $6.3 million representing property improvements and approximately $5.9 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $5.6 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during the balance of fiscal 2016.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions/Sales and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers, located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company did not acquire or sell any commercial properties in the first six months of fiscal 2016.

In March 2016, the Company entered into a contract to purchase, for $45.3 million, a 68,000 square foot grocery anchored shopping center in its primary marketplace.  In conjunction with entering into the contract, the Company deposited $2.0 million with the seller.  The Company plans on funding the purchase with a combination of available cash, borrowings on its Facility and with proceeds generated by placing a non-recourse first mortgage on the property in the approximate amount of $22.7 million.

Index

Lease Rollovers
For the first six months of fiscal 2016, we signed leases for a total of 239,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 155,000 square feet at an average rental increase of 12.0% on a cash basis.  Renewals for 80,000 square feet of space previously occupied were signed at an average rental increase of 3.44% on a cash basis.

Tenant improvements averaged $26.56 per square foot for new leases.  There were no significant tenant improvements provided to any of the renewal leases in the first six months of fiscal 2016.  The average term for new leases was 7.86 years and the average term for renewal leases was 4 years.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the six and three month periods ended April 30, 2016 and 2015 (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,

	2016	2015	2016	2015
Net Income Applicable to Common and Class A Common Stockholders	$7,646	$5,794	$4,769	$3,677

Real property depreciation	9,605	9,367	4,836	4,808
Amortization of tenant improvements and allowances	1,453	1,670	676	822
Amortization of deferred leasing costs	250	221	130	119
Depreciation and amortization on unconsolidated joint ventures	834	702	361	354
(Gain)/Loss on sale of asset	(360)	(125)	(20)	(231)
Funds from Operations Applicable to Common and Class A Common Stockholders	$19,428	$17,629	$10,752	$9,549

Net Cash Provided by (Used in):
Operating Activities	$25,674	$22,113	$16,778	$14,672
Investing Activities	$(13,287)	$(130,304)	$(7,977)	$(3,613)
Financing Activities	$(15,611)	$40,634	$(8,575)	$(10,481)

FFO amounted to $19.4 million in the first six months of fiscal 2016 compared to $17.6 million in the comparable period of fiscal 2015.  The net increase in FFO is attributable, among other things, to: a) a decrease in acquisition costs of $1.8 million in the first six months of fiscal 2016 when compared to the corresponding six month period; b) a decrease in preferred stock dividends as a result of issuing a new series of preferred stock in the first six months of fiscal 2015 with a lower interest rate than the series it replaced; offset by c) a decrease in rental income relating to tenant vacancies at several properties, most notably three spaces formerly occupied by A&P (see Liquidity and Capital Resources section above in this Item 2).

FFO amounted to $10.8 million in the three months ended April 30, 2016 compared to $9.5 million in the comparable period of fiscal 2015.  The net increase in FFO is attributable, among other things, to: a) a net increase in base rents of $323,000 related to an increase in the leased rate for the portfolio in the second quarter of 2016, offset by a decrease in base rent related to the one remaining A&P space (see Liquidity and Capital Resources section above in this Item 2) and b) an increase in lease termination income of $290,000 related to a former tenant in our Airport Plaza property in Danbury CT.

Results of Operations

The following information summarizes the Company's results of operations for the six month and three month periods ended April 30, 2016 and 2015 (amounts in thousands):

Index

	Six Months Ended April 30,				Change Attributable to:
Revenues	2016	2015	Increase (decrease)	% Change	Property Acquisitions/Sales		Properties Held In Both Periods (Note 1)
Base rents	$41,570	$42,186	$(616)	(1.5%)	$(933)		$317
Recoveries from tenants	12,865	15,648	(2,783)	(17.8%)	(464)		(2,319)
Other income	1,850	678	1,172	172.9%	25		1,147

Operating Expenses
Property operating expenses	9,740	12,039	(2,299)	(19.1%)	(601)		(1,698)
Property taxes	9,148	9,036	112	1.2%	(48)		160
Depreciation and amortization	11,347	11,293	54	0.5%	(282)		336
General and administrative expenses	4,753	4,279	474	11.1%	n/	a	n/	a

Other Income/Expenses
Interest expense	6,520	6,694	(174)	(2.6%)	270		(444)
Interest, dividends and other investment income	101	143	(42)	(29.4%)	n/	a	n/	a

Note 1 – Properties held in both periods include only properties owned for the entire periods of 2015 and 2016.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

	Three Months Ended April 30,				Change Attributable to:
Revenues	2016	2015	Increase (decrease)	% Change	Property Acquisitions/Sales		Properties Held In Both Periods (Note 2)
Base rents	$21,498	$21,175	$323	1.5%	$(1,142)		$1,465
Recoveries from tenants	6,493	8,502	(2,009)	(23.6%)	(571)		(1,438)
Other income	885	373	512	137.3%	(1)		513

Operating Expenses
Property operating expenses	4,973	6,953	(1,980)	(28.5%)	(565)		(1,415)
Property taxes	4,525	4,574	(49)	(1.1%)	(122)		73
Depreciation and amortization	5,659	5,767	(108)	(1.9%)	(181)		73
General and administrative expenses	2,291	2,011	280	13.9%	n/	a	n/	a

Other Income/Expenses
Interest expense	3,249	3,430	(181)	(5.3%)	(12)		(169)
Interest, dividends and other investment income	50	128	(78)	(60.9%)	n/	a	n/	a

Note 2 – Properties held in both periods include only properties owned for the entire periods of 2015 and 2016.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions/Sales:

In fiscal 2015, the Company purchased equity interests in six properties totaling approximately 409,000 square feet of GLA and sold two properties totaling approximately 298,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the six and three month periods ended April 30, 2016 when compared with corresponding periods of 2015.

Properties Held in Both Periods:

Revenues
Base rents increased during the six month and three month periods ended April 30, 2016 by $317,000 and $1.5 million, respectively, when compared with the corresponding prior period primarily as the result of new leases entered into at several properties owned in both periods and for the two new leases entered into in the second quarter of fiscal 2016 at spaces formerly occupied by A&P at a higher base rent per square foot than the former A&P lease.  In addition, the Company recorded $743,000 of base rental income in the second quarter of fiscal 2016 related to the recognition of deferred rent in connection with a lease termination with the final tenant occupying space in the Company's Westchester Pavilion property.  At the inception of the lease the tenant made a nonrefundable cash payment to the Company representing prepaid rent that was to be earned over the life of the tenants lease.  The lease was terminated in April 2016 and the remaining deferred rent was recorded as rental income.

In the first six months of fiscal 2016, the Company leased or renewed 239,000 square feet (or approximately 6.1% of total consolidated property leasable area).  At April 30, 2016, the Company's consolidated properties were approximately 94.4% leased (excluding Pavilion), a decrease of 1.4% from the end of fiscal 2015. Overall property occupancy decreased to 93.74% at April 30, 2016, up from 94.97% at the end of fiscal 2015.

In the six month and three month periods ended April 30, 2016, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) decreased by a net $2.3 million and $1.4 million,  respectively. This decrease was primarily a result of a decrease in the percentage of the portfolio that was leased, which causes the Company to bill and collect a lower percentage of operating costs from its tenants and included three former A&P spaces that were vacant for large portions of the first and second quarters of fiscal 2016.  This net decrease was accentuated by lower operating costs at these properties which reduces the amount of revenue billed to tenants for operating costs.  This operating expense decrease was predominantly the result of a decrease in snow removal costs.

Expenses
Property operating expenses for properties held in both periods decreased in the six month and three month periods ended April 30, 2016 when compared with the corresponding prior periods by $1.7 million and $1.4 million, respectively, as a result of a decrease in expenses relating to snow removal cost.

Real estate taxes for properties held in both periods increased in the six month and three month periods ended April 30, 2016 when compared with the corresponding prior periods as a result of normal increases in tax assessments.

Depreciation and amortization for properties held in both periods increased in the six month and three month periods ended April 30, 2016 when compared with the corresponding prior periods by $336,000 and $73,000, respectively, as a result of an increase in depreciation as a result of increased capital improvements and tenant related build-out costs at some of the Company's properties.

General and administrative expense increased in the six month and three month periods ended April 30, 2016 when compared with the corresponding prior periods by $474,000 and $280,000, respectively, as a result of increased compensation expense for increased staffing at the Company over the last three quarters of fiscal 2015 and the first quarter of fiscal 2016 and increased bonus compensation for our employees in fiscal 2016 when compared with fiscal 2015.

Interest expense for properties owned in the six month and three month periods ended April 30, 2016 decreased by $444,000 and $169,000, respectively, as a result of two mortgages that were paid off in the second half of fiscal 2015, causing a reduction in interest expense in the first half of fiscal 2016.

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

Index

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in, among other things, interest rates, foreign currency exchange rates, commodity prices and equity prices.  The primary market risk to which we are exposed is interest rate risk, which is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control.

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its borrowing activities.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of April 30, 2016, the Company had $35.25 million outstanding under its unsecured revolving credit facility with interest rates based on LIBOR which is a variable rate measure.  If LIBOR were to increase by 1% per annum, the company's interest expense would increase by approximately $353,000 per annum.

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

Changes in Internal Controls
During the quarter ended April 30, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  For the three month period ended April 30, 2016, the Company did not repurchase any shares of stock under the Program.

There is no assurance that the Company will repurchase the full amount of shares authorized.

Item 6.  Exhibits

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By : /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 7, 2016	and Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit No.

10.1	Amended & Restated Restricted Stock Award Plan.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.