Form 10-Q
period 2016-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2016-09-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of September 2, 2016 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,506,731 Common Shares, par value $.01 per share, and 29,632,277 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 31, 2016 (Unaudited) and October 31, 2015.

Consolidated Statements of Income (Unaudited) – Three and nine months ended July 31, 2016 and 2015.

Consolidated Statements of Comprehensive Income (Unaudited) – Three and nine months ended July 31, 2016 and 2015.

Consolidated Statements of Cash Flows (Unaudited) – Nine months ended July 31, 2016 and 2015.

Consolidated Statement of Stockholders' Equity (Unaudited) – Nine months ended July 31, 2016.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	July 31, 2016	October 31, 2015
	(Unaudited)
Real Estate Investments:
Real Estate– at cost	$999,978	$941,690
Less: Accumulated depreciation	(180,140)	(165,660)
	819,838	776,030
Investments in and advances to unconsolidated joint ventures	38,590	39,305
	858,428	815,335

Cash and cash equivalents	6,121	6,623
Restricted cash	1,890	2,191
Tenant receivables	20,079	22,353
Prepaid expenses and other assets	13,559	9,334
Deferred charges, net of accumulated amortization	6,568	5,239
Total Assets	$906,645	$861,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$3,000	$22,750
Mortgage notes payable and other loans	270,946	260,457
Accounts payable and accrued expenses	8,515	3,438
Deferred compensation – officers	156	155
Other liabilities	16,078	17,542
Total Liabilities	298,695	304,342

Redeemable Noncontrolling Interests	19,837	15,955

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,506,731 and 9,350,885 shares issued and outstanding	96	94
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,219,777 and 26,370,216 shares issued and outstanding	292	264
Additional paid in capital	499,041	431,411
Cumulative distributions in excess of net income	(112,533)	(94,136)
Accumulated other comprehensive (loss)	(3,158)	(1,230)
Total Stockholders' Equity	588,113	540,778
Total Liabilities and Stockholders' Equity	$906,645	$861,075

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Revenues
Base rents	$63,175	$63,228	$21,605	$21,042
Recoveries from tenants	18,743	22,676	5,878	7,028
Lease termination income	380	147	48	103
Other income	2,595	1,324	745	646
Total Revenues	84,893	87,375	28,276	28,819

Expenses
Property operating	13,770	16,423	4,030	4,384
Property taxes	13,740	13,667	4,592	4,631
Depreciation and amortization	16,802	16,834	5,455	5,541
General and administrative	7,140	6,493	2,387	2,214
Provision for tenant credit losses	835	738	227	212
Acquisition costs	205	2,020	76	74
Directors' fees and expenses	235	261	70	70
Total Operating Expenses	52,727	56,436	16,837	17,126

Operating Income	32,166	30,939	11,439	11,693

Non-Operating Income (Expense):
Interest expense	(9,751)	(10,111)	(3,231)	(3,417)
Equity in net income from unconsolidated joint ventures	1,484	1,414	564	467
Interest, dividends and other investment income	156	185	55	42
Net Income	24,055	22,427	8,827	8,785

Noncontrolling interests:
Net income attributable to noncontrolling interests	(659)	(728)	(217)	(344)
Net income attributable to Urstadt Biddle Properties Inc.	23,396	21,699	8,610	8,441
Preferred stock dividends	(10,710)	(11,035)	(3,570)	(3,571)

Net Income Applicable to Common and Class A Common Stockholders	$12,686	$10,664	$5,040	$4,870

Basic Earnings Per Share:
Per Common Share:	$0.34	$0.28	$0.13	$0.13
Per Class A Common Share:	$0.38	$0.32	$0.15	$0.15

Diluted Earnings Per Share:
Per Common Share:	$0.33	$0.28	$0.13	$0.13
Per Class A Common Share:	$0.37	$0.31	$0.15	$0.14

Dividends Per Share:
Common	$0.69	$0.675	$0.23	$0.225
Class A Common	$0.78	$0.765	$0.26	$0.255

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015

Net Income	$24,055	$22,427	$8,827	$8,785

Other comprehensive income (loss):
Change in unrealized income (losses) on interest rate swaps	(1,928)	(907)	(1,365)	264

Total comprehensive income	22,127	21,520	7,462	9,049
Comprehensive income attributable to noncontrolling interests	(659)	(728)	(217)	(344)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	21,468	20,792	7,245	8,705
Preferred stock dividends	(10,710)	(11,035)	(3,570)	(3,571)
Total comprehensive income applicable to Common and Class A Common Stockholders	$10,758	$9,757	$3,675	$5,134

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	July 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$24,055	$22,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,802	16,834
Straight-line rent adjustment	(1,779)	(999)
Provision for tenant credit losses	835	738
Restricted stock compensation expense and other adjustments	3,471	3,100
Deferred compensation arrangement	1	(36)
Equity in net (income) of unconsolidated joint ventures	(1,484)	(1,414)
Changes in operating assets and liabilities:
Tenant receivables	3,217	(3,475)
Accounts payable and accrued expenses	3,150	3,077
Other assets and other liabilities, net	(5,093)	(4,069)
Restricted Cash	301	(113)
Net Cash Flow Provided by Operating Activities	43,476	36,070

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(45,443)	(136,304)
Investments in and advances to unconsolidated joint ventures	(450)	(147)
Deposits on acquisition of real estate investment	(953)	-
Return of deposits on acquisition of real estate investments	640	627
Improvements to properties and deferred charges	(16,690)	(10,622)
Distributions to noncontrolling interests	(659)	(1,770)
Distributions from unconsolidated joint ventures	2,561	1,454
Net Cash Flow (Used in) Investing Activities	(60,994)	(146,762)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(27,201)	(26,560)
Dividends paid -- Preferred Stock	(10,710)	(11,035)
Principal repayments on mortgage notes payable	(12,142)	(10,841)
Proceeds from mortgage financings	22,631	67,680
Redemption of preferred stock	-	(61,250)
Repayment of revolving credit line borrowings	(63,750)	(80,050)
Proceeds from revolving credit line borrowings	44,000	101,750
Net proceeds from the issuance of preferred stock	-	4,640
Net proceeds from the issuance of Common and Class A Common Stock	64,188	59,905
Net Cash Flow Provided by (Used In) Financing Activities	17,016	44,239

Net (Decrease) In Cash and Cash Equivalents	(502)	(66,453)
Cash and Cash Equivalents at Beginning of Period	6,623	73,029

Cash and Cash Equivalents at End of Period	$6,121	$6,576

Supplemental Cash Flow Disclosures:
Interest Paid	$9,831	$10,077

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock A mount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances - October 31, 2015	5,175,000	$129,375	3,000,000	$75,000	9,350,885	$94	26,370,216	$264	$431,411	$(94,136)	$(1,230)	$540,778
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	12,686	-	12,686
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(1,928)	(1,928)
Cash dividends paid :
Common stock ($0.690 per share)	-	-	-	-	-	-	-	-	-	(6,558)	-	(6,558)
Class A common stock ($.780 per share)	-	-	-	-	-	-	-	-	-	(20,643)	-	(20,643)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,746	-	4,511	-	167	-	-	167
Shares issued under restricted stock plan	-	-	-	-	152,100	2	95,600	1	(3)	-	-	-
Issuance of Class A common stock	-	-	-	-	-	-	2,750,000	27	64,018	-	-	64,045
Forfeiture of restricted stock	-	-	-	-	-	-	(550)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	3,448	-	-	3,448
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(3,882)	-	(3,882)
Balances - July 31, 2016	5,175,000	$129,375	3,000,000	$75,000	9,506,731	$96	29,219,777	$292	$499,041	$(112,533)	$(3,158)	$588,113

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2016, the Company owned or had equity interests in 74 properties containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and nine months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending October 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2015.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2016. As of July 31, 2016, the fiscal tax years 2013 through and including 2015 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of July 31, 2016, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At July 31, 2016, the Company had approximately $24.0 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of July 31, 2016, the Company had a deferred liability of $2.3 million (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

In addition, in June 2016, the Company entered into a $50 million mortgage loan commitment (see note 3) with a lender to refinance the Company's secured mortgage on its Ridgeway property located in Stamford, CT in July 2017.  In conjunction with entering into the mortgage commitment, the Company simultaneously executed with the same lender an interest rate swap contract with a $50 million notional amount that will take effect on July 17, 2017 and will be co-terminus with the new Ridgeway mortgage loan.  Such interest rate swap will convert the LIBOR-based variable rate on the new Ridgeway mortgage loan to a fixed annual rate of 3.398%. As of July 31, 2016, the Company had a deferred liability of $878,000 (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company's interest rate swap applicable to the Ridgeway mortgage loan.  Charges and/or credits relating to the changes in fair values of such interest rate swap is made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges. At July 31, 2016, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $3.2 million.  At October 31, 2015, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $1.2 million. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2016.

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

In August 2015, the Company sold its property located in Meriden, CT for $44.5 million, as that property no longer met the Company's investment objectives.  In addition, the Company had previously entered into a contract to sell its White Plains property and in April 2016, the Company satisfied the remaining contingency under the sale contract and expects to close on the sale of the property later in fiscal 2016.  In accordance with ASC 360-10-45, the asset met all of the criteria to be classified as held for sale beginning in April 2016, but because the net book value of the White Plains asset is insignificant to financial statement presentation the Company will not include the asset as held for sale on the consolidated balance sheet for all periods presented.

The combined operating results of the Meriden property and the White Plains property which are included in continuing operations were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
Revenues	$3,090	$5,448	$1,188	$1,565
Property operating expense	(1,066)	(2,900)	(275)	(812)
Depreciation and amortization	(476)	(1,498)	-	(291)
Net Income	$1,548	$1,050	$$913	$462

Index
Revenue Recognition
Revenues from operating leases include revenues from properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At July 31, 2016 and October 31, 2015, $16,673,000 and $15,570,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2016 and October 31, 2015, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,387,000 and $3,668,000, respectively.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2016	2015	2016	2015
Numerator
Net income applicable to common stockholders – basic	$2,766	$2,279	$1,095	$1,040
Effect of dilutive securities:
Restricted stock awards	151	128	70	62
Net income applicable to common stockholders – diluted	$2,917	$2,407	$1,165	$1,102

Denominator
Denominator for basic EPS – weighted average common shares	8,241	8,059	8,242	8,060
Effect of dilutive securities:
Restricted stock awards	640	643	759	692
Denominator for diluted EPS – weighted average common equivalent shares	8,881	8,702	9,001	8,752

Numerator
Net income applicable to Class A common stockholders-basic	$9,920	$8,385	$3,945	$3,830
Effect of dilutive securities:
Restricted stock awards	(151)	(128)	(70)	(62)
Net income applicable to Class A common stockholders – diluted	$9,769	$8,257	$3,875	$3,768

Denominator
Denominator for basic EPS – weighted average Class A common shares	26,142	26,160	26,262	26,176
Effect of dilutive securities:
Restricted stock awards	173	183	233	204
Denominator for diluted EPS – weighted average Class A common equivalent shares	26,315	26,343	26,495	26,380

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	For the nine month period ended July 31,		For the three month period ended July 31,
	2016	2015	2016	2015
Ridgeway Revenues	11.7%	11.6%	11.4%	11.4%
All Other Property Revenues	88.3%	88.4%	88.6%	88.6%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	July 31, 2016	October 31, 2015
Ridgeway Assets	7.9%	8.4%
All Other Property Assets	92.1%	91.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and nine months ended July 31, 2016 or the year ended October 31, 2015.

	July 31, 2016	October 31, 2015
Ridgeway Percent Leased	98%	97%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	For the nine month period ended July 31,		For the three month period ended July 31,
	2016	2015	2016	2015
The Stop & Shop Supermarket Company	20%	19%	19%	20%
Bed, Bath & Beyond	14%	14%	14%	14%
Marshall's Inc.	11%	11%	11%	11%
All Other Tenants at Ridgeway (Note 2)	55%	56%	56%	55%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	For the nine month period ended July 31, 2016			For the three month period ended July 31, 2016
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$9,828	$75,065	$84,893	$3,277	$24,999	$28,276
Operating Expenses	$2,745	$24,765	$27,510	$829	$7,793	$8,622
Interest Expense	$1,871	$7,880	$9,751	$620	$2,611	$3,231
Depreciation and Amortization	$1,822	$14,980	$16,802	$646	$4,809	$5,455
Income from Continuing Operations	$3,390	$20,006	$23,396	$1,182	$7,428	$8,610

Income Statements (In Thousands):	For the nine month period ended July 31, 2015			For the three month period ended July 31, 2015
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,121	$77,254	$87,375	$3,286	$25,533	$28,819
Operating Expenses	$2,730	$27,360	$30,090	$870	$8,145	$9,015
Interest Expense	$1,914	$8,197	$10,111	$634	$2,783	$3,417
Depreciation and Amortization	$1,768	$15,066	$16,834	$591	$4,950	$5,541
Income from Continuing Operations	$3,709	$17,990	$21,699	$1,191	$7,250	$8,441

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

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of July 31, 2016.

Index
(2) REAL ESTATE INVESTMENTS

In July 2016, the Company purchased for $45.3 million, a 72,000 square foot grocery anchored shopping center located in Stamford, CT ("Newfield Green").  The Company funded the purchase with a combination of available cash, borrowings on its Unsecured Revolving Credit Facility (the "Facility") (see note 3) and with proceeds generated by placing a non-recourse first mortgage on the property (see note 3).

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

The Company is currently in the process of analyzing the fair value of in-place leases for the Newfield Green property acquired in July 2016 and consequently, no value has yet been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the nine month periods ended July 31, 2016 and 2015, the net amortization of above-market and below-market leases were approximately $142,000 and $577,000, respectively.  All amounts are included in base rents in the accompanying consolidated statements of income.

(3) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent. The syndicate includes Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents). The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $125 million (subject to lender approval). The maturity date of the Facility is September 21, 2016 with a one-year extension at the Company's option. Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, and repayment of other indebtedness and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined. The Company pays an annual fee on the unused commitment amount of 0.25% to 0.35% based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at July 31, 2016.

During the nine months ended July 31, 2016, the Company borrowed $44.0 million on the Facility to fund capital improvements and property acquisitions.  During the nine months ended July 31, 2016, the Company repaid $63.8 million on the Facility predominantly with proceeds from its recently completed Class A Common stock offering (see note 6).

In May 2016, the Company repaid a $7.5 million mortgage at maturity that was secured by the Company's Bloomfield, NJ property.  The Company funded the repayment with a draw on its Facility.

In June 2016, the Company entered into a $50 million mortgage loan commitment the obligates the lender to refinance the Company's secured mortgage on its Ridgeway property located in Stamford, CT in July 2017, which is the earliest the current Ridgeway mortgage loan may be repaid without penalty.  The new mortgage loan will have a term of ten years and will require payments of principal and interest at a rate of LIBOR plus 1.90% based on a thirty-year amortization schedule.  In conjunction with entering into the mortgage commitment, the Company simultaneously executed with the same lender an interest rate swap contract that will take effect on July 17, 2017 and will be co-terminus with the new Ridgeway mortgage loan.  Such interest rate swap will convert the LIBOR-based variable rate on the new Ridgeway mortgage loan to a fixed annual rate of 3.398%. In order to provide the counterparty with collateral for the interest rate swap contract until the new mortgage loan is closed on Ridgeway in July 2017, the Company granted the lender a $10 million second mortgage lien on its Darien, CT property.  The mortgage lien on the Darien property will be released on July 17, 2017 when the new Ridgeway mortgage loan is closed.

In July 2016, the Company entered into a $22.7 million non-recourse first mortgage loan that is secured by newly acquired Newfield Green shopping center (see note 2).  The mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 3.89% per annum.  The mortgage matures in August 2031.  Proceeds from the mortgage were used to fund a portion of the acquisition.

Index
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

The Ironbound limited partnership has a defined termination date of December 31, 2097. The partners in Ironbound are entitled to receive an annual cash preference payable from available cash of the partnership. Any unpaid preferences accumulate and are paid from future cash, if any. The balance of available cash, if any, is distributed in accordance with the respective partner's interests. Upon liquidation of Ironbound, proceeds from the sale of partnership assets are to be distributed in accordance with the respective partnership interests. The limited partners are not obligated to make any additional capital contributions to the partnership. The Company retains an affiliate of one of the limited partners in Ironbound to provide management and leasing services to the property at an annual fee equal to 2% of rental income collected, as defined.

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 33.8% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.

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

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, "Consolidation." Because the limited partners or noncontrolling members in Ironbound, Orangeburg and McLean have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg and McLean redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the nine months ended July 31, 2016 and  2015, the Company increased/(decreased) the carrying value of the noncontrolling interests by $3.9 million and $(2.6) million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at July 31, 2016 and October 31, 2015 (amounts in thousands):

	July 31, 2016	October 31, 2015
Beginning Balance	$15,955	$18,864
McLean Plaza Noncontrolling Interest-Net	-	(615)
Change in Redemption Value	3,882	(2,294)
Ending Balance	$19,837	$15,955

Index
(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2016 and October 31, 2015 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	July 31, 2016	October 31, 2015
Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,205	$18,248
Gateway Plaza (50%)	6,882	7,186
Putnam Plaza Shopping Center (66.67%)	6,125	6,686
Midway Shopping Center, L.P. (11.642%)	4,896	5,144
Applebee's at Riverhead (50%)	1,759	1,318
81 Pondfield Road Company (20%)	723	723
Total	$38,590	$39,305

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

Gateway is subject to a $13.2 million non-recourse first mortgage payable.  The mortgage matures on March 31, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.64% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.  The remaining unamortized excess of the Company's investment in and advances to Midway over the Company's share of Midway's net book value is $6.2 million at July 31, 2016.

Midway is subject to a non-recourse first mortgage payable in the amount of $29.4 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

Putnam Plaza is subject to a first mortgage payable in the amount of $19.6 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

81 Pondfield Road Company

The Company's other investment in an unconsolidated joint venture is a 20% economic interest in a partnership that owns a retail and office building in Westchester County, New York.

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

Index
(6)  STOCKHOLDERS' EQUITY

Authorized Stock
The Company's Charter authorizes 200,000,000 shares of stock.  The total number of shares of authorized stock consists of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock, 50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

Restricted Stock Plan
The Company has a Restricted Stock Plan that provides a form of equity compensation for employees of the Company.  In March 2016, the Stockholders of the Company approved an increase in the number of shares available for grant under the plan, as amended by 750,000 shares.  The Plan, which is administered by the Company's compensation committee, authorizes grants of up to an aggregate of 4,500,000 shares of the Company's common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 3,800,000 shares, which at the discretion of the compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

In accordance with ASC Topic 718, the Company recognizes compensation expense for restricted stock awards upon the earlier of the explicit vesting period or the date a participant first becomes eligible for retirement unless a waiver is received by an employee over the retirement age, waving his right to continued vesting after retirement.

During the nine months ended July 31, 2016, the Company awarded 152,100 shares of Common Stock and 95,600 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2016 was approximately $4.5 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of July 31, 2016, and changes during the nine months ended July 31, 2016 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at October 31, 2015	1,281,850	$16.58	373,850	$19.37
Granted	152,100	$17.95	95,600	$18.84
Vested	(175,950)	$16.35	(84,200)	$18.64
Forfeited	-	$-	(550)	$19.40
Non-vested at July 31, 2016	1,258,000	$16.77	384,700	$19.40

As of July 31, 2016, there was $13.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.9 years.  For the nine month periods ended July 31, 2016 and 2015 amounts charged to compensation expense totaled $3,442,000 and $2,995,000, respectively.  For the three months ended July 31, 2016 and  2015 amounts charged to compensation expense totaled $1,145,000 and $1,089,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.

The Company has repurchased 4,600 shares of Common Stock and 913,331 shares of Class A Common Stock under the Program.  For the three and nine months ended July 31, 2016 and 2015, the Company did not repurchase any shares of stock under the Program.

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

The 6.75% Series G Senior Cumulative Preferred Stock ("Series G Preferred Stock") is nonvoting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option on or after October 28, 2019. The holders of our Series G Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series G Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series G Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series G Preferred Stock will have the right to convert all or part of the shares of Series G Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series G Preferred Stock are reflected as a reduction of additional paid in capital.

Common Stock
In July 2016, the Company sold 2,750,000 shares of Class A Common Stock in an underwritten follow-on common stock offering for $23.29 per share and raised net proceeds of $64.0 million. In August 2016, subsequent to the end of the Company's third quarter, the underwriters exercised their over-allotment option and purchased an additional 412,500 shares of Class A Common Stock that raised additional net proceeds of $9.6 million.

Index
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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs"). The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2015 and July 31, 2016, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

Index
The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2016

Liabilities:

Interest Rate Swap Agreement	$3,158	$-	$3,158	$-

Redeemable noncontrolling interests	$19,837	$16,224	$-	$3,613

October 31, 2015

Liabilities:

Interest Rate Swap Agreement	$1,230	$-	$1,230	$-

Redeemable noncontrolling interests	$15,955	$13,104	$-	$2,851

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $9,062 at October 31, 2014 to $2,851 at October 31, 2015 as a result of a $77 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and the transfer in the amount of $6,134 of the noncontrolling interest in McLean to Level 1. During the quarter ended January 31, 2015, Mclean was converted to a limited liability company from a general partnership. One of the results of this conversion is that the noncontrolling equity interests in McLean can only be redeemed for shares of the Company's Class A Common stock or for cash based on the value of the Company's Class A Common stock.  In accordance with ASC 810, the noncontrolling interest will now be valued as a Level 1 measurement.  Fair market value measurements based upon Level 3 inputs changed from $2,851 at October 31, 2015 to $3,613 at July 31, 2016 as a result of a $762 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $283 million at July 31, 2016 and $266 million at October 31, 2015, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy. When the Company acquires a property, it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's in-place leases (See Note 2).  Those fair value measurements fall within Level 3 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2015, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Index
(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2016, the Company had commitments of approximately $5.4 million for capital improvements to its properties and tenant-related obligations.

(9) SUBSEQUENT EVENTS

On September 7, 2016, the Board of Directors of the Company declared cash dividends of $0.23 for each share of Common Stock and $0.26 for each share of Class A Common Stock.  The dividends are payable on October 21, 2016 to stockholders of record on October 7, 2016.

In August 2016, the Company refinanced its existing Facility with a syndicate of three banks, the capacity increased to $100 million from $80 million with the ability under certain conditions to increase the capacity to $150 million.  The maturity date of the new Facility is August 31, 2020 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined.  The Company pays an annual fee on the unused commitment amount of up to 0.15% to 0.25% based on outstanding borrowings during the year.

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

Executive Summary and Overview
The Company, a REIT, is a fully integrated, self-administered real estate company, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At July 31, 2016, the Company owned or had equity interests in 74 (inclusive of unconsolidated joint ventures) properties containing a total of 5.0 million square feet of GLA of which approximately 94.7% was leased (96.2% at October 31, 2015).  The drop in the Company's leased rate in the first nine months of fiscal 2016 when compared with the leased rate at October 31, 2015 is predominantly related to the Great Atlantic and Pacific Tea Company, Inc. ("A&P") bankruptcy.  During the first quarter of fiscal 2016, three of the nine spaces that A&P occupied became vacant.  Those spaces totaled 130,000 square feet or about 3.3% of the Company's consolidated property square footage.  Two of the aforementioned three spaces were re-leased in the second quarter of fiscal 2016, but one former A&P space, totaling approximately 63,000 square feet remains vacant at July 31, 2016.  For more information about the impact of the A&P bankruptcy on the Company, see "Liquidity and Capital Resources" below in this Item 2.

The above percentages exclude the Company's White Plains property.  In November 2014, a zoning change was obtained from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, the Company has completely vacated the property to make potential redevelopment possible.   This included the expiration of two leases at the property totaling 90,000 square feet in February 2015, for which the average base rent per square foot was approximately $24.69 per annum.  In April 2015, the Company entered into a contract to sell this property to a third party with the closing date scheduled fifteen days after the property was completely vacated of all tenants, which was accomplished in April 2016.  In February 2016, the sale contract was amended to allow the purchaser to extend the closing.  The amendment provided the purchaser 6 one-month options to extend the closing date by one month for each extension exercised for a payment of $461,000 per extension. In addition, the amendment provided that the purchaser deposit an additional $3 million of the purchase price with the escrow agent.  The purchaser has exercised four of the six options and as of July 31, 2016 the Company has received $1.8 million from the purchaser for the extension rights.  Subsequent to quarter end in August the purchaser exercised its fifth extension right and accordingly has paid the Company an additional $461,000.

Included in the Company's 74 properties were equity interests in seven unconsolidated joint ventures at July 31, 2016.  These joint ventures were approximately 97.6% leased (98.1% at October 31, 2015).

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

The Company had one mortgage in the amount of $7.2 million mature in August 2016, which we are in the process of refinancing with the existing lender.  The Company does not have any other secured debt coming due until fiscal 2017 and we have entered into a commitment with a lender to refinance that mortgage secured by our Ridgeway property in the amount of $50 million and have entered into an interest rate swap contract that fixes the rate on that mortgage to 3.398% with a term of ten years.  Consistent with its business strategy, the Company expects to continue exploring acquisition opportunities that may arise.

The Company focuses on increasing cash flow, and consequently the value of its properties, and seeks continued growth through strategic re-leasing, renovations and expansion of its existing properties and selective acquisition of income-producing properties, primarily neighborhood and community shopping centers located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.

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

Index
Critical Accounting Policies
Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  Please see Note 1 to the consolidated financial statements located in Item 1 in this report for a further discussion about the Company's critical accounting policies.  In addition, this summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements of the Company for the year ended October 31, 2015 included in the Company's Annual Report on Form 10-K for that year.

Liquidity and Capital Resources
At July 31, 2016, the Company had unrestricted cash and cash equivalents of $6.1 million compared to $6.6 million at October 31, 2015.  The Company's sources of liquidity and capital resources include its cash and cash equivalents, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments. Payments of expenses related to real estate operations, debt service, management and professional fees, and dividend requirements place demands on the Company's short-term liquidity.

In July 2016, the Company completed a follow-on Class A Common stock offering, raising proceeds of $64 million, of which, the Company used $60.1 million to repay borrowings on its Unsecured Revolving Credit Facility (the "Facility"). In addition, after quarter end the underwriters exercised their over-allotment option which raised an additional $9.6 million of offering proceeds which the Company intends to use to purchase grocery anchored shopping centers consistent with its business strategy.

The Company's strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  The Company currently maintains a ratio of total debt to total assets below 30.2% and a fixed charge coverage ratio of over 2.7 to 1, which we believe will allow the Company to obtain additional secured mortgage loans or other types of borrowings, if necessary.  The Company owns 45 properties in its consolidated portfolio that are not encumbered by secured mortgage debt. At July 31, 2016, the Company had borrowing capacity of $76 million on its Facility.

In July 2015, one of the Company's largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. As of October 31, 2015, A&P leased and occupied nine spaces totaling 365,000 square feet in the Company's portfolio.  The total base rent per annum for these nine spaces totaled $5,540,000 at October 31, 2015.  The bankruptcy process relating to our nine spaces is complete.  As of July 31, 2016, eight of the nine A&P leases have been assumed by new operators in the bankruptcy process or re-leased by the Company to new operators (see notes 1, 2 and 3 below).  The remaining lease was rejected by A&P in bankruptcy (see note 4 below), and the Company is in the process of re-leasing that space.  The table below details information about the nine former A&P leases in our portfolio prior to the transactions described above:

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

In the second quarter of fiscal 2016, the Company completed the re-leasing of both the Bloomfield and Wayne A&P spaces to new regional supermarket operators (see note 3 above).  The new leases will generate annual base rent of $1.07 million as compared with $694,000 that A&P was paying on those two spaces previously, which is an aggregate increase of $372,000 per annum.  The Bloomfield A&P lease had twenty years of remaining term (including tenant options) with no base rental rate increases.   Both new leases provide for the tenant to pay its proportionate share of common area maintenance and real estate taxes as additional rent.  The Bloomfield space was delivered to the tenant in early February 2016 and the Wayne space was delivered to the tenant at the beginning of March 2016.  The Company is still marketing the Pompton Lakes location for lease.

Index
Cash Flows

The Company expects to meet its short-term liquidity requirements primarily by generating net cash from the operations of its properties.  The Company believes that its net cash provided by operations will be sufficient to fund its short-term liquidity requirements and to meet its dividend requirements necessary to maintain its REIT status.

The Company expects to continue paying regular dividends to its stockholders.  These dividends will be paid from operating cash flows.  The Company derives substantially all of its revenues from rents under existing leases at its properties. The Company's operating cash flow, therefore, depends on the rents charged to its tenants and the ability of its tenants to make rental payments. The Company believes that the nature of the properties in which it typically invests ― primarily grocery-anchored neighborhood and community shopping centers ― provides a more stable revenue flow in uncertain economic times, in that consumers still need to purchase basic staples and convenience items. However, even in the geographic areas in which the Company owns properties, general economic downturns may adversely impact the ability of the Company's tenants to make lease payments and the Company's ability to re-lease space as leases expire. In either of these cases, the Company's cash flow could be adversely affected.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $43.5 million for the nine months ended July 31, 2016 compared to $36.1 million in the comparable period of fiscal 2015. The increase in operating cash flows when compared with the corresponding prior period was due primarily to the Company collecting a higher amount of tenant's accounts receivable in the nine months ended July 31, 2016 when compared with collections in the corresponding prior period.  In addition, this increase was accentuated by the Company incurring $2 million more in property acquisition costs in the first nine months of fiscal 2015 when compared with the same nine month period of fiscal 2016.  This increase was offset by an overall reduction in rental income in the first nine months of fiscal 2016 when compared to the first nine months of fiscal 2015, predominantly caused by the loss of base rent and tenant reimbursement rents related to vacancies at three of our shopping centers in spaces previously occupied by A&P (see the Liquidity and Capital Resource Section in this Item 2).  The increase was further offset by the Company selling its Meriden property in August of fiscal 2015 and reinvesting the proceeds in lower yielding properties in fiscal 2015.

Investing Activities

Net cash flows used in investing activities amounted to $61.0 million for the nine months ended July 31, 2016 compared to $146.8 million in the comparable period of fiscal 2015. The reduction in net cash flows used in investing activities in fiscal 2016 when compared to the corresponding prior period was predominantly the result of the Company purchasing six properties totaling $136.3 million in the first nine months of fiscal 2015 versus purchasing one property for $45.3 million thus far in fiscal 2016.  This increase was offset by the Company incurring $6.1 million more in property improvements and deferred charges in the first nine months of fiscal 2016 when compared to the corresponding period of fiscal 2015.

The Company invests in its properties and regularly pays for capital expenditures for property improvements, tenant costs and leasing commissions.

Financing Activities

Net cash flows provided by financing activities amounted to $17.0 million in the first nine months of fiscal 2016 compared to $44.2 million in the comparable period of fiscal 2015. The net decrease was attributable to the Company receiving mortgage proceeds in the first nine months of fiscal 2015 of $67.7 million when it financed a four property acquisition versus only receiving $22.6 million in mortgage proceeds in the first nine months of fiscal 2016 when it financed a portion of the Newfield Green shopping center acquisition (see Acquisitions/Sales and Significant Property Transactions section below in this Item 2).  In addition, the decrease was caused by the Company having net borrowings of $21.7 million on its Facility in the first nine months of fiscal 2015 versus having a net repayment of $19.6 million on the Facility in the first nine months of fiscal 2016.  This decrease was offset by the Company repaying a series of preferred stock in the amount of $61.3 million in the first nine months of fiscal 2015.

Capital Resources

The Company expects to fund its long-term liquidity requirements, such as property acquisitions, repayment of indebtedness and capital expenditures, through other long-term indebtedness (including indebtedness assumed in acquisitions), borrowings on its Facility, proceeds from sales of properties and/or the sale of securities. The Company believes that these sources of capital will continue to be available to it in the future to fund its long-term capital needs; however, there are certain factors that may have a material adverse effect on its access to capital sources. The Company's ability to incur additional debt is dependent, among other things, on its existing leverage, the value of its unencumbered assets and borrowing limitations imposed by existing lenders. The Company's ability to raise funds through sales of securities is dependent on, among other things, general market conditions for REITs, market perceptions about the Company and its stock price. The Company's ability to sell properties to raise cash will be dependent upon market conditions at the time of sale.

Index
Financings and Debt

The Company is exposed to interest rate risk primarily through its borrowing activities. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.  Mortgage notes payable and other loans of $270.9 million consist entirely of fixed rate mortgage loan indebtedness with a weighted average interest rate of 4.54% at July 31, 2016. The mortgage loans with fixed interest rates are secured by 22 properties with a net book value of $488 million and have fixed rates of interest ranging from 2.78% to 6.6%.  The Company made principal payments of $12.1 million in the nine months ended July 31, 2016 which included the repayment of a $7.5 million secured mortgage when it matured compared to $10.8 million in the comparable period in fiscal 2015, which included the $7.3 million repayment of secured mortgages when they matured.  The Company may refinance its mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

Until it was terminated on August 23, 2016, the Company had an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The Facility gave the Company the option, under certain conditions, to increase the Facility's borrowing capacity up $125 million (subject to lender approval).  The maturity date of the Facility was September 21, 2016 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for, among other things, acquisitions, working capital, capital expenditures, repayment of other indebtedness, and the issuance of letters of credit (up to $10 million).  Borrowings bear interest at the Company's option of Eurodollar rate plus 1.5% to 2.0% or The Bank of New York Mellon's prime lending rate plus 0.50% based on consolidated indebtedness, as defined.  The Company paid an annual fee on the unused commitment amount of up to 0.25% to 0.35% based on outstanding borrowings during the year.  The Facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the Facility is subject to compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2016.  As of July 31, 2016, $76.0 million was available to be drawn on the Facility.

In August 2016, the Company refinanced its existing Facility with a syndicate of three banks, increasing the capacity to $100 million from $80 million, with the ability under certain conditions to additionally increase the capacity to $150 million (subject to lender approval).  The maturity date of the new Facility is August 23, 2020 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined.  The Company pays quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year.

In July 2016, the Company repaid a $7.5 million mortgage that was secured by its Bloomfield, NJ property.  In addition, the Company is in the process of refinancing its $7.2 million mortgage secured by two properties with the existing lender.  The new mortgage principal balance will be $11 million and have a term of ten years.

In July 2016, the Company entered into a commitment to refinance its $45 million mortgage secured by its Ridgeway shopping center in Stamford, CT on July 17, 2017, the first day the current Ridgeway mortgage can be repaid without penalty.  The new mortgage will be in the amount of $50 million and will have a term of ten years and will require payment of principal and interest at the rate of LIBOR plus 1.9%.  Concurrent with entering into the commitment, the Company also entered into an interest rate swap contract which will convert the variable interest rate (based on LIBOR) to a fixed rate of 3.398%.

In July 2016, the Company placed a $22.7 million mortgage secured by its newly acquired Newfield Green shopping center located in Stamford, CT (see acquisitions/sales and significant property transactions below in this Item 2).  The new mortgage has a term of fifteen years and requires payments of principal and interest at the fixed rate of 3.89%.

Capital Expenditures

The Company invests in its existing properties and regularly makes capital expenditures in the ordinary course of business to maintain its properties. The Company believes that such expenditures enhance the competitiveness of its properties. In the nine months ended July 31, 2016, the Company paid approximately $16.7 million for property improvements, tenant improvements and leasing commission costs (approximately $6.1 million representing property improvements and approximately $10.6 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  The Company expects to incur approximately $5.4 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during the balance of fiscal 2016.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Acquisitions/Sales and Significant Property Transactions

The Company seeks to acquire properties which are primarily shopping centers, located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.

In July 2016, the Company purchased, for $45.3 million, the 72,000 square foot Newfield Green shopping center located in Stamford, CT.  The Company funded the purchase with a combination of available cash, borrowings on its Facility and proceeds generated by placing a non-recourse first mortgage on the property in the approximate amount of $22.7 million.

Index
Off-Balance Sheet Arrangements

The Company has seven off-balance sheet investments in real property, including a 66.67% equity interest in the Putnam Plaza Shopping Center, an 11.642% equity interest in the Midway Shopping Center, a 50% equity interest in the Chestnut Ridge and Plaza 59 Shopping Centers, a 20% economic interest in a partnership that owns a retail real estate investment and a 50% equity interest in the Gateway Plaza Shopping Center and Applebee's at Riverhead.  These unconsolidated joint ventures are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 5, "Investments in and Advances to Unconsolidated Joint Ventures" in the accompanying financial statements.

Lease Rollovers
For the first nine months of fiscal 2016, the Company signed leases for a total of 300,200 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 171,100 square feet at an average rental increase of 9.41% on a cash basis.  Renewals for 129,100 square feet of space previously occupied were signed at an average rental increase of 1.63% on a cash basis.

Tenant improvements averaged $27.67 per square foot for new leases.  There were no significant tenant improvements provided to any of the renewal leases in the first nine months of fiscal 2016.  The average term for new leases was 7.75 years and the average term for renewal leases was 4 years.

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

In 2016, the Company believes our leasing volume will be in-line with our historical averages with overall positive increases in rental income for new and renewal leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Index
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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the nine and three month periods ended July 31, 2016 and 2015 (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,

	2016	2015	2016	2015
Net Income Applicable to Common and Class A Common Stockholders	$12,686	$10,664	$5,040	$4,870

Real property depreciation	14,116	14,097	4,512	4,730
Amortization of tenant improvements and allowances	2,241	2,350	788	680
Amortization of deferred leasing costs	384	332	134	111
Depreciation and amortization on unconsolidated joint ventures	1,204	1,058	370	356
(Gain)/Loss on sale of asset	(359)	(123)	-	2
Funds from Operations Applicable to Common and Class A Common Stockholders	$30,272	$28,378	$10,844	$10,749

Net Cash Provided by (Used in):
Operating Activities	$43,476	$36,070	$17,902	$13,957
Investing Activities	$(60,994)	$(146,762)	$(47,707)	$(16,458)
Financing Activities	$17,016	$44,239	$32,627	$3,605

FFO amounted to $30.3 million in the first nine months of fiscal 2016 compared to $28.4 million in the comparable period of fiscal 2015.  The net increase in FFO is attributable, among other things, to: a) a decrease in acquisition costs of $1.8 million in the first nine months of fiscal 2016 when compared to the corresponding nine month period; b) a decrease in preferred stock dividends as a result of issuing a new series of preferred stock in the first nine months of fiscal 2015 with a lower interest rate than the series it replaced; offset by c) a decrease in rental income relating to tenant vacancies at several properties, most notably three spaces formerly occupied by A&P (see Liquidity and Capital Resources section above in this Item 2).

FFO amounted to $10.8 million in the three months ended July 31, 2016 compared to $10.7 million in the comparable period of fiscal 2015.  The net increase in FFO is attributable, among other things, to: a) a net increase in base rents of $563,000 related to an increase in the leased rate for the portfolio in the second quarter of 2016, offset by a decrease in base rent related to the one remaining A&P space (see Liquidity and Capital Resources section above in this Item 2) and b) a decrease in tenant reimbursement income predominantly the result of the three former A&P spaces that became vacant in the first quarter of fiscal 2016; two of those spaces have been released and base rent is accruing but the tenant reimbursement income does not begin until the fourth quarter of fiscal 2016.

Index

Results of Operations

The following information summarizes the Company's results of operations for the nine month and three month periods ended July 31, 2016 and 2015 (amounts in thousands):

	Nine Months Ended July 31,				Change Attributable to:
Revenues	2016	2015	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$63,175	$63,228	$(53)	-0.1%	$(2,043)	$1,990
Recoveries from tenants	18,743	22,676	(3,933)	-17.3%	(930)	(3,003)
Other income	2,595	1,324	1,271	96.0%	(48)	1,319

Operating Expenses
Property operating expenses	13,770	16,423	(2,653)	-16.2%	(731)	(1,922)
Property taxes	13,740	13,667	73	0.5%	(181)	254
Depreciation and amortization	16,802	16,834	(32)	-0.2%	(144)	112
General and administrative expenses	7,140	6,493	647	10.0%	n/a	n/a

Other Income/Expenses
Interest expense	9,751	10,111	(360)	-3.6%	288	(648)
Interest, dividends and other investment income	156	185	(29)	-15.7%	n/a	n/a

Note 1 – Properties held in both periods include only properties owned for the entire periods of 2015 and 2016.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

	Three Months Ended July 31,				Change Attributable to:
Revenues	2016	2015	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 2)
Base rents	$21,605	$21,042	$563	2.7%	$(1,110)	$1,673
Recoveries from tenants	5,878	7,028	(1,150)	-16.4%	(466)	(684)
Other income	745	646	99	15.3%	(73)	172

Operating Expenses
Property operating expenses	4,030	4,384	(354)	-8.1%	(131)	(223)
Property taxes	4,592	4,631	(39)	-0.8%	(133)	94
Depreciation and amortization	5,455	5,541	(86)	-1.6%	138	(224)
General and administrative expenses	2,387	2,214	173	7.8%	n/a	n/a

Other Income/Expenses
Interest expense	3,231	3,417	(186)	-5.4%	18	(204)
Interest, dividends and other investment income	55	42	13	31.0%	n/a	n/a

Note 2 – Properties held in both periods include only properties owned for the entire periods of 2015 and 2016.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

The change in base rentals and the changes in other income statement line items were attributable to:

Property Acquisitions/Sales:

In fiscal 2015, the Company purchased equity interests in six properties totaling approximately 409,000 square feet of GLA and sold two properties totaling approximately 298,000 square feet and in fiscal 2016 purchased one property totaling 72,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the nine and three month periods ended July 31, 2016 when compared with corresponding periods of 2015.

Properties Held in Both Periods:

Revenues
Base rents increased during the nine month and three month periods ended July 31, 2016 by $2.0 million and $1.7 million, respectively, when compared with the corresponding prior period primarily as the result of new leases entered into at several properties owned in both periods and for the two new leases entered into in the second quarter of fiscal 2016 at spaces formerly occupied by A&P at a higher base rent per square foot than the former A&P lease.  In addition, the variance for the nine month period ended July 31, 2016 includes $743,000 of base rental income related to the recognition of deferred rent in connection with a lease termination with the final tenant occupying space in the Company's Westchester Pavilion property.  At the inception of the lease the tenant made a nonrefundable cash payment to the Company representing prepaid rent that was to be earned over the life of the tenants lease.  The lease was terminated in April 2016 and the remaining deferred rent was recorded as rental income.  In addition, the variance for both the nine and three month periods ended July 31, 2016 include the Company receiving $1.8 million and $1.4 million, respectively, in rental payments from Lennar Multi Family while it waits to purchase the property from the Company.

In the first nine months of fiscal 2016, the Company leased or renewed 300,200 square feet (or approximately 7.5% of total consolidated property leasable area).  At July 31, 2016, the Company's consolidated properties were approximately 94.2% leased (excluding Pavilion), a decrease of 1.6% from the end of fiscal 2015. Overall property occupancy decreased to 93.9% at July 31, 2016, down from 94.97% at the end of fiscal 2015.

In the nine month and three month periods ended July 31, 2016, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) decreased by a net $3.0 million and $684,000, respectively. This decrease during the quarter was primarily the result of having two anchor stores formerly occupied by A&P be vacant for most of the first and second quarters which lowered the company's recovery rate for operating costs.  In addition, this negative effect was increased by having lower snow removal costs during the first half of the year which reduced operating expense recoveries from tenants overall.

Expenses
Property operating expenses for properties held in both periods decreased in the nine month and three month periods ended July 31, 2016 when compared with the corresponding prior periods by $1.9 million and $223,000, respectively, as a result of a decrease in expenses relating to snow removal cost.

Real estate taxes for properties held in both periods has small increases in the nine month and three month periods ended July 31, 2016 when compared with the corresponding prior periods as a result of increases in tax assessments.

Depreciation and amortization for properties held in both periods increased by $112,000 in the nine month period ended July 31, 2016 when compared with the corresponding prior period and decreased by $224,000 in the three month period ended July 31, 2016 when compared to the corresponding prior period as a result of an increase in depreciation as a result of increased capital improvements and tenant related build-out costs at some of the Company's properties offset by the reduction of depreciation on the Company's Westchester Pavilion property which is classified as held for sale beginning at the end of the second quarter of fiscal 2016.

General and administrative expense in the nine month and three month periods ended July 31, 2016 when compared with the corresponding prior periods increased by $647,000 and $173,000, respectively, as a result of increased compensation expense for increased staffing at the Company over the last three quarters of fiscal 2015 and the first quarter of fiscal 2016 and increased bonus compensation for our employees in fiscal 2016 when compared with fiscal 2015 along with an increase in legal fees in the third quarter of fiscal 2016 when compared with fiscal 2015.

Interest expense for properties owned in the nine month and three month periods ended July 31, 2016 decreased by $648,000 and $204,000, respectively, as a result of two mortgages that were paid off in the second half of fiscal 2015 and one mortgage that was paid off in the third quarter of fiscal 2016, causing a reduction in interest expense in fiscal 2016 versus fiscal 2015.

Index
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

As of July 31, 2016, the Company had $3.0 million outstanding under its Facility with interest rates based on LIBOR which is a variable rate measure.  If LIBOR were to increase by 1% per annum, the company's interest expense would increase by approximately $30,000 per annum.

The Company may seek variable-rate financing if and when pricing and other commercial and financial terms warrant. As such, the Company would consider hedging against the interest rate risk related to such additional variable-rate debt through interest rate swaps and protection agreements, or other means.

The Company does not enter into any derivative financial instrument transactions for speculative or trading purposes.  The Company believes that its weighted average interest rate of 4.5% on its fixed rate debt is not materially different from current fair market interest rates for debt instruments with similar risks and maturities.

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

Changes in Internal Controls
During the quarter ended July 31, 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  For the three month period ended July 31, 2016, the Company did not repurchase any shares of stock under the Program.

There is no assurance that the Company will repurchase the full amount of shares authorized.

Index
Item 6.  Exhibits

10.1
Equity Underwriting Agreement, dated July 20, 2016, between Urstadt Biddle Properties Inc. and Deutsche Bank Securities Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of Urstadt Biddle Properties Inc.'s Current Report on Form 8-K as filed with the SEC on July 26, 2016 (SEC File No. 001-12803)).

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 8, 2016	and Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit No.

10.1
Equity Underwriting Agreement, dated July 20, 2016, between Urstadt Biddle Properties Inc. and Deutsche Bank Securities Inc. as Underwriter (incorporated by reference to Exhibit 1.1 of Urstadt Biddle Properties Inc.'s Current Report on Form 8-K as filed with the SEC on July 26, 2016 (SEC File No. 001-12803)).

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.