Form 10-K
period 2016-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2017-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2016 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $41,769,387; Class A Common Shares, par value $.01 per share, $596,259,676.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 5, 2017 (latest date practicable): 9,660,073 Common Shares, par value $.01 per share, and 29,729,545 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 22, 2017 (certain parts as indicated herein) (Part III).

PART I
Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

·	economic and other market conditions that could impact us, our properties or the financial stability of our tenants;

·	financing risks, such as the inability to obtain debt or equity financing on favorable terms, as well as the level and volatility of interest rates;

·	any difficulties in renewing leases, filling vacancies or negotiating improved lease terms;

·	the inability of the Company's properties to generate revenue increases to offset expense increases;

·	environmental risk and regulatory requirements;

·	risks of real estate acquisitions and dispositions (including the failure of transactions to close);

·	risks of operating properties through joint ventures that we do not fully control;

·	as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC").

Item 1. Business.

Organization

We are a real estate investment trust, organized as a Maryland corporation, engaged in the acquisition, ownership and management of commercial real estate. We were organized as an unincorporated business trust (the "Trust") under the laws of the Commonwealth of Massachusetts on July 7, 1969. In 1997, the shareholders of the Trust approved a plan of reorganization of the Trust from a Massachusetts business trust to a Maryland corporation.  As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company.

Tax Status – Qualification as a Real Estate Investment Trust

We elected to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with its taxable year ended October 31, 1970.  Pursuant to such provisions of the Code, a REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions regarding the nature of its income and assets will not be taxed on that portion of its taxable income which is distributed to its shareholders.  Although we believe that we qualify as a real estate investment trust for federal income tax purposes, no assurance can be given that we will continue to qualify as a REIT.

Description of Business

Our sole business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on properties in the metropolitan New York tri-state area outside of the City of New York.  Our properties consist primarily of neighborhood and community shopping centers and seven small office buildings near our headquarters.  We seek to identify desirable properties for acquisition, which we acquire in the normal course of business.  In addition, we regularly review our portfolio and, from time to time, may sell certain of our properties.

We do not consider our real estate business to be seasonal in nature.

At October 31, 2016, the Company owned or had equity interests in seventy-five properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in four states throughout the United States, containing a total of 5.0 million square feet of gross leasable area ("GLA").  For a description of the Company's individual investments, see Item 2. Properties.

Investment and Operating Strategy

Our investment objective is to increase the cash flow and the value of our properties.  We seek growth through (1) the strategic re-tenanting, renovation and expansion of our existing properties, and (2) the selective acquisition of income-producing properties, primarily neighborhood and community shopping centers, in our targeted geographic region.  We may also invest in other types of real estate in the targeted geographic region. For a discussion of key elements of our growth strategies and operating policies, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We invest in properties where cost effective renovation and expansion programs, combined with effective leasing and operating strategies, can improve the properties' values and economic returns.  Retail properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants.  In determining whether to proceed with a renovation or expansion, we consider both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation.  We believe that certain of our properties provide opportunities for future renovation and expansion.

When evaluating potential acquisitions, we consider such factors as (1) economic, demographic, and regulatory conditions in the property's local and regional market; (2) the location, construction quality, and design of the property; (3) the current and projected cash flow of the property and the potential to increase cash flow; (4) the potential for capital appreciation of the property; (5) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (6) the occupancy and demand by tenants for properties of a similar type in the market area; (7) the potential to complete a strategic renovation, expansion or re-tenanting of the property; (8) the property's current expense structure and the potential to increase operating margins; (9) competition from comparable properties in the market area; and (10) vulnerability of the property's tenants to competition from e-commerce.

We may, from time to time, enter into arrangements for the acquisition of properties with  property owners through the issuance of units of limited partnership (or units of limited liability company) interests in entities that we control.  These units may be redeemable for cash or for shares of our Common stock or Class A Common stock.  We believe that this acquisition method may permit us to acquire properties from property owners wishing to enter into tax-deferred transactions.

At October 31, 2016, our properties collectively had 862 leases with tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2016, the sixty-eight consolidated properties were 93.3% leased (see Results of Operations discussion in Item 7).  At October 31, 2016, we had equity investments in seven properties which we do not consolidate; those properties were 98.4% leased.  We believe the properties are adequately covered by property and liability insurance.

A substantial portion of our operating lease income is derived from tenants under leases with terms greater than one year.  Certain of the leases provide for the payment of monthly fixed base rentals and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2016, no single tenant comprised more than 7.4% of the total annual base rents of our properties. The following table sets forth a schedule of our ten largest tenants by percent of total annual base rent of our properties to total annual base rent for the year ended October 31, 2016.

Tenant	Number of Stores	% of Total Annual Base Rent of Properties

Stop & Shop Supermarkets	7	7.4%
CVS	9	4.9%
ACME Supermarkets	4	4.2%
TJX Companies	5	3.3%
Bed Bath & Beyond	3	3.2%
Staples	3	1.6%
BJ's	1	1.4%
Rite Aid	4	1.4%
King's Supermarkets	2	1.3%
ShopRite Supermarkets	2	1.3%
	40	30.0%

See Item 2. Properties for a complete list of the Company's properties.

The Company's single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center ("Ridgeway").

Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2016, Ridgeway revenues represented approximately 11.3% of the Company's total revenues and approximately 7.6% of the Company's total assets at October 31, 2016. As of October 31, 2016, Ridgeway was 98% leased. The property's largest tenants (by base rent) are: The Stop & Shop Supermarket Company (19%), Bed, Bath & Beyond (14%) and Marshall's Inc., a division of the TJX Companies (11%).  No other tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets forth a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2016 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2017	4	62,900	$2,158,300	20.4%
2018	8	86,700	3,078,400	29.1%
2019	3	9,400	428,200	4.0%
2020	4	34,800	628,400	5.9%
2021	3	43,400	926,500	8.7%
2022	3	22,400	875,800	8.3%
2023	5	60,300	1,871,700	17.7%
2024	1	6,500	259,900	2.5%
2025	-	-	-	-%
2026	2	10,300	363,700	3.4%
Thereafter	-	-	-	-%
Total	33	336,700	$10,590,900	100%

For further financial information about Ridgeway see Item 8 included in this Annual Report on Form 10-K.

Financing Strategy

We intend to continue to finance acquisitions and property improvements and/or expansions with the most advantageous sources of capital which we believe are available to us at the time, and which may include the sale of common or preferred equity through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, investments in real estate joint ventures and the reinvestment of proceeds from the disposition of assets.  Our financing strategy is to maintain a strong and flexible financial position by (1) maintaining a prudent level of leverage, and (2) minimizing our exposure to interest rate risk represented by floating rate debt.

Compliance with Governmental Regulations

We, like others in the commercial real estate industry, are subject to numerous environmental laws and regulations.  We may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property).  These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances.  This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property.  The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets.  In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990.  The requirements of this Act, or of other federal, state or local laws or regulations, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with this Act may require expensive changes to the properties.

Competition

The real estate investment business is highly competitive.  We compete for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, our properties are subject to local competitors from the surrounding areas.  Our shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where our retail properties are located.  In addition, the retail industry is seeing greater competition from internet retailers who do not need to establish "brick and mortar" retail locations for their businesses. This reduces the demand for traditional retail space in shopping centers like ours and other grocery-anchored shopping center properties.  Our office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing decisions are generally determined by prospective tenants on the basis of, among other things, rental rates, location, and physical quality of the property and availability of space.

Property Management

We actively manage and supervise the operations and leasing at all of our properties.

Employees

Our executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  We have 51 employees and believe that our relationship with employees is good.

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

Item 1A.                          Risk Factors

Risks Related to our Operations and Properties

There are risks relating to investments in real estate and the value of our property interests depends on conditions beyond our control.  Yields from our properties depend on their net income and capital appreciation.  Real property income and capital appreciation may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, zoning laws, weather, casualty losses and other factors beyond our control.  Since substantially all of our income is rental income from real property, our income and cash flow could be adversely affected if a large tenant is, or a significant number of tenants are, unable to pay rent or if available space cannot be rented on favorable terms.

Operating and other expenses of our properties, particularly significant expenses such as interest, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers located in the northeastern United States, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2016, approximately 98.2% of our total revenues were from properties located in this area. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment, as well as weather patterns and natural disasters that could have a more significant localized effect in the areas where our properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2016, Ridgeway revenues represented approximately 11.3% of the Company's total revenues and approximately 7.6% of the Company's total assets at October 31, 2016.  The loss of this center or a material decrease in revenues from the center could have a material adverse effect on the Company.

We are dependent on anchor tenants in many of our retail properties.  Most of our retail properties are dependent on a major or anchor tenant, often a supermarket anchor.  If we are unable to renew any lease we have with the anchor tenant at one of these properties upon expiration of the current lease on favorable terms, or to re-lease the space to another anchor tenant of similar or better quality upon departure of an existing anchor tenant on similar or better terms, we could experience material adverse consequences such as higher vacancy, re-leasing on less favorable economic terms, reduced net income, reduced funds from operations and reduced property values.  Vacated anchor space also could adversely affect an entire shopping center because of the loss of the departed anchor tenant's customer drawing power.  Loss of customer drawing power also can occur through the exercise of the right that some anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term.  In addition, vacated anchor space could, under certain circumstances, permit other tenants to pay a reduced rent or terminate their leases at the affected property, which could adversely affect the future income from such property.  There can be no assurance that our anchor tenants will renew their leases when they expire or will be willing to renew on similar economic terms.  See Item 1. Business in this Annual Report on Form 10-K for additional information on our ten largest tenants by percent of total annual base rent of our properties.

Similarly, if one or more of our anchor tenants goes bankrupt, we could experience material adverse consequences like those described above.  Under bankruptcy law, tenants have the right to reject their leases.  In the event a tenant exercises this right, the landlord generally may file a claim for unpaid and future lost rent.  Actual amounts received in satisfaction of those claims, however, are typically very limited and will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors.  In July 2015, The Great Atlantic and Pacific Tea Company ("A&P"), an anchor at nine of our shopping centers, filed for bankruptcy, resulting in lost rent, vacancies of various duration at several of our shopping centers and other negative consequences.  We can provide no assurance that we will not experience similar bankruptcies by other anchor tenants. See Item 1. Business in this Annual Report on Form 10-K for additional information.

We face potential difficulties or delays in renewing leases or re-leasing space.  We derive most of our income from rent received from our tenants.  Although substantially all of our properties currently have favorable occupancy rates, we cannot predict that current tenants will renew their leases upon expiration of their terms.  In addition, current tenants could attempt to terminate their leases prior to the scheduled expiration of such leases or might have difficulty in continuing to pay rent in full, if at all, in the event of a severe economic downturn.  If this occurs, we may not be able to promptly locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations.  Even if tenants decide to renew their leases, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms.

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

We may acquire properties or acquire other real estate related companies, and this may create risks.  We may acquire properties or acquire other real estate related companies when we believe that an acquisition is consistent with our business strategies. We may not succeed in consummating desired acquisitions on time or within budget. When we do pursue a project or acquisition, we may not succeed in leasing newly acquired properties at rents sufficient to cover the costs of acquisition and operations. Acquisitions in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition or opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and will have devoted management's time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of the acquisition. In addition, redevelopment of our existing properties presents similar risks.

Newly acquired properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is also possible that the operating performance of these properties may decline under our management. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention. In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure. We may not succeed with this integration or effectively manage additional properties, particularly in secondary markets. Also, newly acquired properties may not perform as expected.

Competition may adversely affect our ability to acquire new properties.  We compete for the purchase of commercial property with many entities, including other publicly traded REITs.  Many of our competitors have substantially greater financial resources than ours.  In addition, our competitors may be willing to accept lower returns on their investments.  If we are unable to successfully compete for the properties we have targeted for acquisition, we may not be able to meet our growth and investment objectives.  We may incur costs on unsuccessful acquisitions that we will not be able to recover.  The operating performance of our property acquisitions may also fall short of our expectations, which could adversely affect our financial performance.

Competition may limit our ability to generate sufficient income from tenants and may decrease the occupancy and rental rates for our properties. Our properties consist primarily of neighborhood shopping centers and other retail properties.  Our performance, therefore, is generally linked to economic conditions in the market for retail space.  In the future, the market for retail space could be adversely affected by:

·	weakness in the national, regional and local economies;
·	the adverse financial condition of some large retailing companies;
·	the impact of internet sales on the demand for retail space;
·	ongoing consolidation in the retail sector; and
·	the excess amount of retail space in a number of markets.

In addition, numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties.  If our competitors offer space at rental rates below our current rates or the market rates, we may lose current or potential tenants to other properties in our markets and we may need to reduce rental rates below our current rates in order to retain tenants upon expiration of their leases.  Increased competition for tenants may require us to make tenant and/or capital improvements to properties beyond those that we would otherwise have planned to make.  As a result, our results of operations and cash flow may be adversely affected.

In addition, our tenants face increasing competition from internet commerce, outlet malls, discount retailers, warehouse clubs and other sources which could hinder our ability to attract and retain tenants and/or cause us to reduce rents at our properties, which could have an adverse effect on our results of operations and cash flows.  We may fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting retailing practices and space needs of our tenants or a general downturn in our tenant's businesses, which may cause tenants to close their stores or default in payment of rent.

Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our terms,  and reduce their expected return.  As of October 31, 2016, we owned three of our operating properties through consolidated joint ventures and seven through unconsolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly-owned properties, including the following:

·
We may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as, but not limited to, (i) additional capital contribution requirements, (ii) obtaining, refinancing or paying off debt, and (iii) obtaining consent prior to the sale or transfer of our interest in the joint venture to a third party, which may prevent us from taking actions that are opposed by our joint venture partners;

·
Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay needed capital expenditures at a property or increase our financial commitment to the joint venture;

·
Our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

·
Disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict is resolved; and

·	The activities of a joint venture could adversely affect our ability to qualify as a REIT.

In addition, with respect to our three consolidated joint ventures, Ironbound, McLean and Orangeburg, we have additional obligations to the limited partners and non-managing members and additional limitations on our activities with respect to those joint ventures.  The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture, with the Company required to provide such funds if the joint venture is unable to do so.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.  The right of these limited partners and non-managing members to put their equity interest to us could require us to expend cash at a time or under circumstances that are not beneficial to us.

In addition, the partnership agreement or operating agreements with our partners in Ironbound, McLean and Orangeburg include restrictions on our ability to pay off the mortgage debt on these properties before their maturity, although refinancings are generally permitted.  These restrictions could prevent us from taking advantage of favorable interest rate environments and limit our ability to best manage the debt on these properties.

Although we have historically used moderate levels of leverage, if we employed higher levels of leverage, it would result in increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions. In addition, the viability of the interest rate hedges we use is subject to the strength of the counterparties.  We have incurred, and expect to continue to incur, indebtedness to advance our objectives. The only restrictions on the amount of indebtedness we may incur are certain contractual restrictions and financial covenants contained in our unsecured revolving credit agreement. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our financial obligations and in an increase in debt service requirements. This, in turn, could adversely affect our financial condition, results of operations and our ability to make distributions.

Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased return on our investment, but at the same time creates risks.  Our goal is to use debt to fund investments only when we believe it will enhance our risk-adjusted returns.  However, we cannot be sure that our use of leverage will prove to be beneficial.  Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations.  Incurring substantial debt may adversely affect our business and operating results by:

·	requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for distributions, acquisitions and capital expenditures;
·	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;
·
requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future; or

·	limiting our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

In addition, variable rate debt exposes us to changes in interest rates. Interest expense on our variable rate debt as of October 31, 2016 would increase by $80,000 annually for a 100 basis point increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.  We enter into interest rate hedging transactions, including interest rate swaps. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

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

Our unsecured revolving credit agreement contains financial and other covenants which may limit our ability, without our lenders' consent, to engage in operating or financial activities that we may believe desirable.  Our unsecured revolving credit facility contains, among others, provisions restricting our ability to:
·	permit unsecured debt to exceed $400 million;
·	create certain liens;
·	increase our overall secured and unsecured borrowing beyond certain levels;
·	consolidate, merge or sell all or substantially all of our assets;
·	permit secured debt to be more than 40% of gross asset value, as defined in the agreement; and
·	permit unsecured indebtedness excluding preferred stock to exceed 60% of eligible real estate asset value as defined in the agreement.

In addition, covenants included in our unsecured revolving credit facility (i) limit the amount of debt we may incur, excluding preferred stock, as a percentage of gross asset value, as defined in the agreement, to less than 60% (leverage ratio), (ii) require earnings before interest, taxes, depreciation and amortization to be at least 150% of fixed charges, (iii) require net operating income from unencumbered properties to be at least 200% of unsecured interest expenses, (iv) require not more than 15% of gross asset value and unencumbered asset pool, each term as defined in the agreement, to be attributable to the Company's pro rata share of the value of unencumbered properties owned by non-wholly owned subsidiaries or unconsolidated joint ventures, and (v) require at least 10 unencumbered properties in the unencumbered asset pool, with at least 10 properties owned by the company or a wholly-owned subsidiary.

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

We may be required to incur additional debt to qualify as a REIT.  As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income. We are subject to income tax on amounts of undistributed taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. We intend to make distributions to shareholders to comply with the Code's distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:

·	our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and
·	non-deductible capital expenditures, creation of reserves, or debt service requirements may reduce available cash but not taxable income.

In these circumstances, we might have to borrow funds on terms we might otherwise find unfavorable and we may have to borrow funds even if our management believes the market conditions make borrowing financially unattractive. Current tax law also allows us to pay a portion of our distributions in shares instead of cash.

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

We cannot assure you we will continue to pay dividends at historical rates.  Our ability to continue to pay dividends on our shares of Class A Common stock or Common stock at historical rates or to increase our dividend rate, and our ability to pay preferred share dividends will depend on a number of factors, including, among others, the following:

·	our financial condition and results of future operations;
·	the performance of lease terms by tenants;
·	the terms of our loan covenants; and
·	payment obligations on debt;
·	our ability to acquire, finance or redevelop and lease additional properties at attractive rates.

If we do not maintain or increase the dividend on our common shares, it could have an adverse effect on the market price of our shares of Class A Common stock or Common stock and other securities. Any preferred shares we may offer may have a fixed dividend rate that would not increase with any increases in the dividend rate of our common shares. Conversely, payment of dividends on our common shares may be subject to payment in full of the dividends on any preferred shares and payment of interest on any debt securities we may offer.

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

Uninsured and underinsured losses may affect the value of, or return from, our property interests.  We maintain insurance on our properties, including the properties securing our loans, in amounts which we believe are sufficient to permit replacement of the properties in the event of a total loss, subject to applicable deductibles.  There are certain types of losses, such as losses resulting from wars, terrorism, earthquakes, floods, hurricanes or other acts of God that may be uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property.  In addition, changes in building codes and ordinances, environmental considerations and other factors might make it impracticable for us to use insurance proceeds to replace a damaged or destroyed property.  If any of these or similar events occur, it may reduce our return from an affected property and the value of our investment.

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

Prior to the acquisition of any property and from time to time thereafter, we obtain Phase I environmental reports and, when deemed warranted, Phase II environmental reports concerning the Company's properties.  There can be no assurance, however, that (i) the discovery of environmental conditions that were previously unknown, (ii) changes in law, (iii) the conduct of tenants, or (iv) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future.  Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

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

The Americans with Disabilities Act of 1990 could require us to take remedial steps with respect to existing or newly acquired properties.  Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990. Investigation of a property may reveal non-compliance with this Act. The requirements of this Act, or of other federal, state or local laws or regulations, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with this Act may require expensive changes to the properties.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman, who, as of October 31, 2016, beneficially owns 46.4% of our outstanding Common Stock and 0.5% of our outstanding Class A common stock or to Mr. Willing L. Biddle, our CEO, who beneficially owns 29.6% of our outstanding Common Stock and 0.1% of our outstanding Class A Common Stock.  Such holdings represent approximately 65.8% of our outstanding voting interests.  Together as a group Messrs. Urstadt, Biddle, and the other directors and executive officers hold approximately 66.3% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A common stock.  The ownership limitation may delay or discourage someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in their best interest.

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
·
Any consolidation, merger, share exchange or transfer of all or substantially all of our assets must be approved by (i) a majority of our directors who are currently in office or who are approved or recommended by a majority of our directors who are currently in office (the "Continuing Directors") and (ii) the holders of two-thirds of the voting power of our common equity securities.

·
Certain provisions of our charter may only be amended by (i) a vote of a majority of our Continuing Directors and (ii) the holders of a majority of the voting power of our common equity securities. These provisions relate to the election and classification of directors, the ownership limit and the stockholder vote required for certain business combination transactions.  An action by stockholders to remove a director would require a vote of at least two-thirds of the voting power of our outstanding common equity securities.

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

The concentration of our stock ownership or voting power limits our stockholders' ability to influence corporate matters.  Each share of our Common Stock entitles the holder to one vote.  Each share of our Class A Common Stock entitles the holder to 1/20 of one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.  As of October 31, 2016, Charles J. Urstadt, our Chairman, and Willing Biddle, our President and Chief Executive Officer, beneficially owned approximately 19.0% of our outstanding Common Stock and Class A Common Stock, which together represented approximately 65.8% of the voting power of our outstanding common stock.  Messrs. Urstadt and Biddle therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or restricts our stockholders' ability to influence corporate matters.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Properties

The following table sets forth information concerning each property at October 31, 2016.  Except as otherwise noted, all properties are 100% owned by the Company.

	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Retail Properties:
Stamford, CT	1997	1950	2002	374,000	13.6	33	98%	Stop & Shop
Stratford, CT	1988	1978	2005	275,000	29.0	19	100%	Stop & Shop, BJ's
Scarsdale, NY (1)	2004	1958	2010	247,000	14.0	25	99%	ShopRite
New Milford, CT	2002	1972	2010	233,000	20.0	13	100%	Walmart
Riverhead, NY (2)	-	2014	2014	194,000	20.7	3	98%	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	18	98%	Christmas Tree Shop
White Plains, NY (4)	1994	1958	2003	191,000	3.5	0	0%	Development Site
Carmel, NY (3)	2006	1971	2010	190,000	22.0	35	97%	Tops Markets
Ossining, NY	2000	1978	1998	137,000	11.4	25	96%	Stop & Shop,
Somers, NY	-	2002	2003	135,000	26.0	28	96%	Home Goods
Midland Park, NJ	1999	1970	2015	130,000	7.9	27	95%	Kings Supermarket
Carmel, NY	1999	1983	1995	129,000	19.0	17	96%	ShopRite
Pompton Lakes, NJ	2000	1965	2015	125,000	12.0	15	43%	Planet Fitness
Yorktown, NY	1997	1973	2005	117,000	16.4	10	73%	Staples
New Providence, NJ	2010	1965	2013	109,000	7.8	24	98%	Acme Markets
Newark, NJ (5)	-	1995	2008	108,000	8.4	13	95%	Acme Markets
Wayne, NJ	1992	1959	1992	102,000	9.0	41	93%	Wayne Food Distributors
Newington, NH	1994	1975	1979	102,000	14.3	7	89%	JoAnns
Darien, CT	1992	1955	1998	96,000	9.5	21	96%	Stop & Shop
Emerson, NJ	2013	1981	2007	92,000	7.0	14	90%	ShopRite
New Milford, CT	-	1966	2008	81,000	7.6	5	92%	Big Y
Somers, NY	-	1991	1999	80,000	10.8	29	88%	CVS
Orange, CT	-	1990	2003	78,000	10.0	11	96%	Trader Joes
Kinnelon, NJ	2015	1961	2015	77,000	7.5	12	98%	Marshalls
Montvale, NJ (2)	2010	1965	2013	76,000	9.9	15	100%	The Fresh Market
Orangeburg, NY (6)	2014	1966	2012	74,000	10.6	25	89%	CVS
New Milford, CT	-	2003	2011	72,000	8.8	9	85%	TJ Max
Stamford, CT	2000	1970	2016	72,000	9.7	14	97%	Grade A Market
Eastchester, NY	2013	1978	1997	70,000	4.0	13	100%	Acme Markets
Boonton, NJ	2016	1999	2014	63,000	5.4	10	100%	Acme Markets
Ridgefield, CT	1999	1930	1998	63,000	3.0	41	91%	Keller Williams
Fairfield, CT	-	1995	2011	62,000	7.0	3	100%	Marshalls
Bloomfield, NJ	2016	1977	2014	59,000	5.1	9	100%	Belleville Meat Market
Yonkers, NY (8)	-	1982	2014	58,000	5.0	13	100%	Acme Markets
Cos Cob, CT	2008	1986	2014	48,000	1.1	34	97%	CVS
Briarcliff Manor, NY	2014	1975	2001	47,000	1.0	14	83%	CVS
Wyckoff, NJ	2014	1971	2015	43,000	5.2	17	100%	Walgreens
Old Greenwich, CT	-	1976	2014	40,000	1.4	14	95%	Kings Supermarket
Westport, CT	-	1986	2003	40,000	3.0	10	64%	Rio Bravo Restaurant
Rye, NY	-	Various	2004	39,000	1.0	22	100%	A&S Deli
Danbury, CT	2012	1988	2002	33,000	2.7	6	100%	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4.0	8	100%	Rite Aid
Ossining, NY	2001	1981	1999	29,000	4.0	4	93%	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	25	100%	Squires
Stamford, CT	1995	1960	2016	27,000	1.1	7	100%	Federal Express
Harrison, NY	-	1970	2015	26,000	1.6	12	100%	Key Foods
Pelham, NY	2014	1975	2006	25,000	1.0	8	96%	Manor Market
Eastchester, NY	2014	1963	2012	24,000	2.1	5	100%	CVS
Spring Valley, NY (2)	-	1950	2013	24,000	1.6	11	94%	Spring Valley Foods
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	Rite Aid
Somers, NY	-	1987	1992	19,000	4.9	12	100%	Putnam County Savings Bank
Cos Cob, CT	1970	1947	2013	15,000	0.9	9	100%	Jos. A Banks
Various (7)	-	Various	2013	15,000	3.0	4	79%	Friendly's Restaurants
Riverhead, NY (2)	-	2000	2014	13,000	2.7	2	100%	Applebee's
Greenwich, CT	-	1961	2013	10,000	0.8	6	100%	Cosi
Monroe, CT	-	2005	2007	10,000	2.0	6	100%	Starbucks
Fort Lee, NJ	-	1967	2015	7,000	0.4	1	100%	Hmart
Office Properties & Banks Branches
Greenwich CT	-	various	various	57,000	2.8	15	80%	UBP
Bronxville and Yonkers, NY	-	1960	2008 & 2009	19,000	0.7	4	100%	People's United Bank, J.P. Morgan Chase Bank
Bernardsville, NJ	-	1970	2013	14,000	1.1	7	73%	Lab Corp
Chester, NJ	-	1950	2013	9,000	2.0	1	100%	REE Childcare
				4,977,000	451	862

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
(4) The Company vacated all tenants from the property to allow for the sale of the property.
(5) A wholly owned subsidiary of the Company is the sole general partner of a partnership that owns this property (84% ownership interest)
(6) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (34.0% ownership interest)
(7) The Company owns five separate free standing properties, three of which are occupied 100% by a Friendly's Restaurant.  The properties are located in New York, New Jersey and Connecticut.
(8) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (53.0% ownership interest)

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated properties for leases in place as of October 31, 2016, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2017 (1)	154	365,300	$10,106,300	12%
2018	106	566,000	12,269,900	15%
2019	101	382,700	8,893,700	11%
2020	78	388,000	8,554,500	10%
2021	93	359,600	9,201,000	11%
2022	67	435,300	8,758,300	10%
2023	34	209,900	6,284,700	7%
2024	32	169,000	4,647,600	6%
2025	38	221,500	4,636,600	5%
2026	31	97,500	2,716,500	3%
Thereafter	37	503,500	8,559,200	10%
	771	3,698,300	$84,628,300	100%

(1)	Represents lease expirations from November 1, 2016 to October 31, 2017 and month-to-month leases.

Item 3. Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA," respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2016 and 2015 as reported on the New York Stock Exchange:

	Fiscal Year Ended		Fiscal Year Ended
	October 31, 2016		October 31, 2015
Common Shares:	Low	High	Low	High

First Quarter	$16.63	$19.01	$11.73	$20.00
Second Quarter	$17.42	$19.19	$17.33	$20.09
Third Quarter	$18.25	$22.37	$16.53	$17.92
Fourth Quarter	$17.16	$21.50	$16.23	$19.95

	Fiscal Year Ended		Fiscal Year Ended
	October 31, 2016		October 31, 2015
Class A Common Shares:	Low	High	Low	High

First Quarter	$18.57	$20.47	$21.56	$24.22
Second Quarter	$19.51	$21.46	$20.75	$24.01
Third Quarter	$20.47	$25.13	$18.68	$21.03
Fourth Quarter	$21.11	$24.50	$17.43	$20.52

(b) Approximate Number of Equity Security Holders

At December 31, 2016 (latest date practicable), there were 653 shareholders of record of the Company's Common Stock and 656 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2016 and 2015:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 15, 2016	$0.23	$0.1205	$0.078	$0.0315	$0.26	$0.13625	$0.08825	$0.0355
April 15, 2016	$0.23	$0.1205	$0.078	$0.0315	$0.26	$0.13625	$0.08825	$0.0355
July 15, 2016	$0.23	$0.1205	$0.078	$0.0315	$0.26	$0.13625	$0.08825	$0.0355
October 21, 2016	$0.23	$0.1205	$0.078	$0.0315	$0.26	$0.13625	$0.08825	$0.0355
	$0.92	$0.482	$0.312	$0.126	$1.04	$0.545	$0.353	$0.142

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 16, 2015	$0.225	$0.085	$0.11375	$0.02625	$0.255	$0.09625	$0.12875	$0.03
April 17, 2015	$0.225	$0.085	$0.11375	$0.02625	$0.255	$0.09625	$0.12875	$0.03
July 17, 2015	$0.225	$0.085	$0.11375	$0.02625	$0.255	$0.09625	$0.12875	$0.03
October 16, 2015	$0.225	$0.085	$0.11375	$0.02625	$0.255	$0.09625	$0.12875	$0.03
	$0.90	$0.34	$0.455	$0.105	$1.02	$0.385	$0.515	$0.12

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2016, the Company made distributions to stockholders aggregating $0.92 per Common share and $1.04 per Class A Common share. On December 15, 2016, the Company's Board of Directors approved the payment of a quarterly dividend payable January 20, 2017 to stockholders of record on January 6, 2017. The quarterly dividend rates were declared in the amounts of $0.235 per Common share and $0.265 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2016, 1,202,361 shares of Common Stock and 245,685 shares of Class A Common Stock have been issued under the DRIP.

(d)  Issuer Repurchase

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  For the three month period ended October 31, 2016, the Company did not repurchase shares of any class of stock under the Program.

Item 6. Selected Financial Data.
(In thousands, except per share data)

Year Ended October 31,	2016	2015	2014	2013	2012
Balance Sheet Data:
Total Assets	$931,324	$861,075	$819,005	$650,026	$724,243

Revolving Credit Lines and Unsecured Term Loan	$8,000	$22,750	$40,550	$9,250	$11,600

Mortgage Notes Payable and Other Loans	$273,016	$260,457	$205,147	$166,246	$143,236

Preferred Stock Called For Redemption	$-	$-	$61,250	$-	$58,508

Redeemable Preferred Stock	$-	$-	$-	$-	$21,510

Operating Data:
Total Revenues	$116,792	$115,312	$102,328	$95,203	$90,395

Total Expenses and payments to noncontrolling interests	$85,337	$88,594	$75,927	$70,839	$64,367

Income from Continuing Operations before Discontinued Operations	$34,605	$50,212	$53,091	$29,105	$27,282

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$0.57	$1.04	$1.22	$.31	$.42
Common Stock	$0.50	$.92	$1.09	$.28	$.38

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$0.56	$1.02	$1.19	$.30	$.41
Common Stock	$0.49	$.90	$1.06	$.27	$.36

Cash Dividends Paid on:
Class A Common Stock	$1.04	$1.02	$1.01	$1.00	$.99
Common Stock	$.92	$.90	$.90	$.90	$.90

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$60,062	$51,100	$50,915	$50,952	$52,504

Investing Activities	$(80,053)	$(105,034)	$(54,624)	$(49,631)	$(10,778)

Financing Activities	$20,639	$(12,472)	$73,793	$(76,468)	$31,837

Funds from Operations (Note 1)	$43,603	$38,056	$33,032	$29,506	$30,627

Note 1: The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance.  However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 16.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report, the "Special Note Regarding Forward-Looking Statements" in Part I and "Item 1A. Risk Factors."

Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a REIT for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At October 31, 2016, we owned or had equity interests in 75 properties, which include equity interests we own in three consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 93.3% was leased (95.8% at October 31, 2015).  Of the properties owned by unconsolidated joint ventures, approximately 98.4% was leased (98.1% at October 31, 2015).  The drop in our leased rate at October 31, 2016, when compared with the leased rate at October 31, 2015, is predominantly related to the bankruptcy of Great Atlantic and Pacific Tea Company, Inc. ("A&P").  During the first quarter of fiscal 2016, three of the nine spaces that A&P occupied became vacant.  Those spaces totaled 132,000 square feet or about 3.3% of our consolidated property square footage.  Two of the aforementioned three spaces were re-leased in the second quarter of fiscal 2016, but one former A&P space, totaling approximately 63,000 square feet, remains vacant at October 31, 2016 (1.6% of consolidated portfolio square footage).  For more information about the impact of the A&P bankruptcy, see "Leasing—Significant Events with Impacts on Leasing" below in this Item 7.

The above percentages exclude our White Plains property.  In November 2014, a zoning change was obtained from the City of White Plains that will allow this property to be converted to a higher and better use.  On this basis, we have completely vacated the property to make potential redevelopment possible.   This included the expiration of two leases at the property totaling 90,000 square feet in February 2015, for which the average base rent per square foot was approximately $24.69 per annum.  In April 2015, we entered into a contract to sell this property to a third party, with the closing date scheduled to be fifteen days after the property is completely vacated of all tenants, which was accomplished in April 2016.  In February 2016, the sale contract was amended to allow the purchaser to extend the closing.  The amendment provided the purchaser six one-month options to extend the closing date for a payment of $461,000 per one-month extension option exercised.  The purchaser exercised all of the six options, and we recorded the $2.8 million received as base rent revenue as of October 31, 2016.  In addition, in October 2016, we granted the purchaser an additional extension option to extend the closing until March 2017.  In exchange for granting the extension, we received an additional $2 million, which we have recorded as base rent revenue as of October 31, 2016.  Furthermore, the extension agreement required the purchaser to deposit a total of $11.9 million with us and an additional $3 million with a third-party agent to be applied to the purchase price of the shopping center at closing.  The $11.9 million is recorded in other liabilities at October 31, 2016.

We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased the level of dividend payments to our shareholders for 22 consecutive years.

We derive substantially all of our revenues from rents and operating expense reimbursements received pursuant to long-term leases and focus our investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  We believe that because consumers need to purchase food and other types of staple goods and services generally available at supermarket-anchored shopping centers, the nature of our investments provides for relatively stable revenue flows even during difficult economic times.

We have a conservative capital structure and do not have any secured debt maturing until October 2017, for which we have entered into a commitment to refinance in July 2017.  See "Significant Financings and Debt Transactions in Fiscal 2016" below in this Item 7.

We focus on increasing cash flow, and consequently the value of our properties, and seek continued growth through strategic re-leasing, renovations and expansions of our existing properties and selective acquisitions of income-producing properties.  Key elements of our growth strategies and operating policies are to:

·
acquire quality neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan New York tri-state area outside of the City of New York, and unlock further value in these properties with selective enhancements to both the property and tenant mix, as well as improvements to management and leasing fundamentals;

·	selectively dispose of underperforming properties and re-deploy the proceeds into potentially higher performing properties that meet our acquisition criteria;

·
invest in our properties for the long term through regular maintenance, periodic renovations and capital improvements, enhancing their attractiveness to tenants and customers, as well as increasing their value;

·	leverage opportunities to increase GLA at existing properties, through development of pad sites and reconfiguring of existing square footage, to meet the needs of existing or new tenants;

·
proactively manage our leasing strategy by aggressively marketing available GLA, renewing existing leases with strong tenants, and replacing weak ones when necessary, with an eye towards securing leases that include regular or fixed contractual increases to minimum rents, replacing below-market-rent leases with increased market rents when possible and further improving the quality of our tenant mix at our shopping centers;

·	maintain strong working relationships with our tenants, particularly our anchor tenants;

·	maintain a conservative capital structure with low leverage levels; and

·	control property operating and administrative costs.

Highlights of Fiscal 2016; Recent Developments

Set forth below are highlights of our acquisitions, other investments, dispositions and financings during fiscal 2016:

·	In July 2016, we purchased, for $45.3 million, the 72,000 square foot Newfield Green shopping center located in Stamford, CT.

·
In July 2016, we completed a follow-on Class A Common stock offering, raising proceeds of $73.7 million, of which we used $60.1 million to repay borrowings on our Unsecured Revolving Credit Facility (the "Facility").

·
In July 2016, we entered into a commitment to refinance our $44 million mortgage secured by our Ridgeway shopping center in Stamford, CT on July 17, 2017, the first day the current Ridgeway mortgage can be repaid without penalty.  The new mortgage will be in the amount of $50 million and will have a term of ten years and will require payment of principal and interest at the rate of LIBOR plus 1.9%.  Concurrent with entering into the commitment, we also entered into an interest rate swap contract which will convert the variable interest rate (based on LIBOR) to a fixed rate of 3.398% per annum.

·
In August 2016, we refinanced our existing Facility, increasing the capacity to $100 million from $80 million, with the ability under certain conditions to additionally increase the capacity to $150 million.

·
In September 2016, we refinanced our $7.2 million mortgage secured by two Greenwich, CT. properties with the existing lender.  The new mortgage principal balance will be $11 million and have a term of ten years and will require payments of principal and interest at the rate of LIBOR plus 2.0%.  Concurrent with entering into the mortgage, we also entered into an interest rate swap contract which will convert the variable interest rate (based on LIBOR) to a fixed rate of 3.475% per annum.

·	In October 2016, we purchased, for $13.3 million, the 27,000 square foot 970 High Ridge Road shopping center located in Stamford, CT.

·
In October 2016, we originated a loan in the amount of $13.5 million, bearing interest at one-month LIBOR plus 3.25% per annum, secured by a first mortgage on a shopping center located in Rockland County, NY, and maturing October 10, 2017.

Known Trends; Outlook

We believe that shopping center REITs face opportunities and challenges that are both common to and unique from other REITs and real estate companies.  As a REIT, we are susceptible to changes in interest rates, the lending environment, the availability of capital markets and the general economy.  For example, some experts are predicting an increased interest rate environment, which could negatively impact the attractiveness of REIT stock to investors and our borrowing activities.  It is also possible, however, that higher interest rates could signal a stronger economy, resulting in greater spending by consumers.  The impact of such changes are difficult to predict.

As a shopping center REIT, we are focused on certain challenges that are unique to the retail industry.  In particular, we recognize the challenges presented by e-commerce to brick-and-mortar retail establishments, including our tenants.  However, we believe that because consumers prefer to purchase food and other staple goods and services available at supermarkets in person, the nature of our properties makes them less vulnerable to the encroachment of e-commerce than other properties whose tenants may more directly compete with the internet.   Moreover, we believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants are not supermarkets or other staple goods providers.  We continue to be sensitive to these considerations, however, when we establish the tenant mix at our shopping centers, and believe that our strategy of focusing on supermarket anchors is a strong one.

In the metropolitan tri-state area outside of New York City, demographics (income, density, etc.) remain strong and opportunities for new development, as well as acquisitions, are competitive, with high barriers to entry.  We believe that this will remain the case for the foreseeable future, and have focused our growth strategy accordingly.

Leasing

Rollovers

For the fiscal year 2016, we signed leases for a total of 418,400 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 187,600 square feet at an average rental increase of 6.04% on a cash basis, excluding 6,800 square feet of new leases for which there was no prior rent history available.  Renewals for 224,000 square feet of space previously occupied were signed at an average rental increase of 3.41% on a cash basis.

Tenant improvements and leasing commissions averaged $28.02 per square foot for new leases and $4.45 per square foot for renewals for the fiscal year ended October 31, 2016. The average term for new leases was 7.6 years and the average term for renewal leases was 4 years.

The rental increases/decreases associated with new and renewal leases generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent paid on the expiring lease and minimum rent to be paid on the new lease in the first year. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, the age of the expiring lease, capital investment made in the space and the specific lease structure. Tenant improvements include the total dollars committed for the improvement (fit-out) of a space as it relates to a specific lease but may also include base building costs (i.e. expansion, escalators or new entrances) that are required to make the space leasable.  Incentives (if applicable) include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

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

In 2017, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for renewal leases and flat to slightly positive increases for new leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. As of October 31, 2015, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The total base rent per annum for these nine spaces totaled $5,540,000 at October 31, 2015.  The bankruptcy process relating to our nine spaces is complete.  As of October 31, 2016, eight of the nine A&P leases have been assumed by new operators in the bankruptcy process or re-leased by the Company to new operators (see Notes 1, 2 and 3 below).  The remaining lease was rejected by A&P in bankruptcy (see Note 4 below), and we are in the process of re-leasing that space.  The table below details information about the nine former A&P leases in our portfolio prior to the transactions described above:

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
Note 5 – We have amended the lease to increase the base rent per square foot from $3.71 to $10.00 per square foot through 10/31/19 and to provide tenant with an option to extend the lease term through 10/31/24 at a base rent of $25.00 per square foot.

In the second quarter of fiscal 2016, we completed the re-leasing of both the Bloomfield and Wayne A&P spaces to new regional supermarket operators (see Note 3 above).  The new leases will generate annual base rent of $1.07 million as compared with $694,000 that A&P was previously paying on those two spaces, which is an aggregate increase of $372,000 per annum.  The Bloomfield A&P lease had twenty years of remaining term (including tenant options) with no base rental rate increases.   Both new leases provide for the tenant to pay its proportionate share of common area maintenance and real estate taxes as additional rent.  The Bloomfield space was delivered to the tenant in early February 2016, and the Wayne space was delivered to the tenant at the beginning of March 2016.  We are still marketing the Pompton Lakes location for lease.

Impact of Inflation on Leasing

Our long-term leases contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of our non-anchor leases are for terms of less than ten years, which permits us to seek increases in rents upon renewal at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of our leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

Liquidity and Capital Resources

Overview

At October 31, 2016, we had cash and cash equivalents of $7.3 million, compared to $6.6 million at October 31, 2015.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  In fiscal 2016, 2015 and 2014, net cash flow provided by operations amounted to $60.1 million, $51.1 million and $50.9 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, dividends paid to our preferred stockholders and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock totaled $37.1 million in fiscal 2016, compared to $35.4 million in fiscal 2015 and $32.1 million in fiscal 2014.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders,  capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our three consolidated joint venture entities, Ironbound, McLean and Orangeburg, have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 6 to the financial statements included in Item 8 of this Annual Report on From 10-K.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our leverage low.  We expect to continue doing so in the future.  We cannot assure, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. In fiscal 2016, we paid approximately $21.5 million for property improvements, tenant improvements and leasing commission costs (approximately $6.2 million representing property improvements and approximately $15.3 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $5.3 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during fiscal 2017.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Significant Financings and Debt Transactions in Fiscal 2016

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $273.0 million consist entirely of fixed-rate mortgage loan indebtedness with a weighted average interest rate of 4.5% at October 31, 2016.  These mortgages are secured by 22 properties with a net book value of $483 million and have fixed rates of interest ranging from 2.78% to 6.6%.   We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

At October 31, 2016, we had $8 million of variable-rate debt consisting of draws on our Facility (see below) that was not fixed through an interest rate swap or otherwise. See "Item 7.A. Quantitative and Qualitative Disclosures about Market Risk" included in this Annual Report on Form 10-K for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 31% and a fixed charge coverage ratio of over 2.68 to 1, which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 46 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At October 31, 2016, we had borrowing capacity of $91 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See "Note 5 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K" for additional information on these and other restrictions.

In 2016, we engaged in various financing activities and debt transactions, as follows:

·
Until it was terminated on August 23, 2016, we had an $80 million unsecured revolving credit facility with a syndicate of four banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. (syndication agent), Bank of Montreal and Regions Bank (co-documentation agents).  The facility gave us the option, under certain conditions, to increase the Facility's borrowing capacity up $125 million, subject to lender approval.  The maturity date of the facility was September 21, 2016 with a one-year extension at our option.

·
In August 2016, we refinanced our existing Facility with a syndicate of three banks, increasing the capacity to $100 million from $80 million, with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the new Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25%, based on outstanding borrowings during the year.  As of October 31, 2016, $92 million was available to be drawn on the Facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2016.

·
During the fiscal years ended October 31, 2016 and 2015, we borrowed $52 million and $104.8 million, respectively, on our Facility to fund a portion of the equity for property acquisitions and capital improvements to our properties.  During the fiscal years ended October 31, 2016 and 2015, we re-paid $66.8 million and $97.6 million, respectively, on our Facility with proceeds from a combination of non-recourse mortgage financings, secured mortgage financings and available cash.

·
In September 2016, we refinanced our $7.2 million mortgage secured by two properties with the existing lender.  The new mortgage has a principal balance of $11 million, a term of ten years and requires payments of principal and interest at the rate of LIBOR plus 2.0%.  Concurrent with entering into the mortgage, we also entered into an interest rate swap contract which converts the variable interest rate (based on LIBOR) to a fixed rate of 3.475% per annum.

·
In July 2016, we entered into a commitment to refinance our $44 million mortgage secured by our Ridgeway shopping center in Stamford, CT on July 17, 2017, the first day the current Ridgeway mortgage can be repaid without penalty.  The new mortgage will be in the amount of $50 million, have a term of ten years and require payment of principal and interest at the rate of LIBOR plus 1.9%.  Concurrent with entering into the commitment, we also entered into an interest rate swap contract which will convert the variable interest rate (based on LIBOR) to a fixed rate of 3.398% per annum.

·
In July 2016, we placed a $22.7 million mortgage secured by our newly acquired Newfield Green shopping center located in Stamford, CT.  The new mortgage has a term of fifteen years and requires payments of principal and interest at the fixed rate of 3.89% per annum.

·
In July 2016, we sold 2,750,000 shares of Class A Common Stock in an underwritten follow-on common stock offering for $23.29 per share and raised net proceeds of $64.1 million.  In August 2016, the underwriters exercised their over-allotment option and purchased an additional 412,500 shares of Class A Common Stock that raised additional net proceeds of $9.6 million.

·	In May 2016, we repaid a $7.5 million mortgage that was secured by our Bloomfield, NJ property.

Net Cash Flows from Operating Activities

Increase from fiscal 2015 to fiscal 2016:
The increase was primarily due to an increase in operating income at various properties in fiscal 2016 when compared with fiscal 2015, resulting from new leasing completed in fiscal 2015 and fiscal 2016 and $4.8 million in extension fees collected from the entity under contract to purchase our White Plains property.   In addition, the increase was further aided by an increase in the collection of tenant receivables in fiscal 2016 when compared with fiscal 2015.

Increase from fiscal 2014 to fiscal 2015:
The increase was due primarily to an increase in the operating income generated by our properties in the year ended October 31, 2015 versus fiscal 2014 offset by an increase in receivable and other assets and other liabilities.

Net Cash Flows from Investing Activities

Decrease in cash used from fiscal 2015 to fiscal 2016:
The decrease in cash flows used in investing activities in fiscal 2016 when compared to the prior fiscal year was the result of the purchase of two properties totaling $58.6 million is fiscal 2016 versus purchasing six properties totaling $138.5 million in fiscal 2015, offset by the Company receiving $42.9 million in fiscal 2015 in proceeds from the sale of the Meriden property.  In addition, we initiated a first mortgage loan in the amount of $13.5 million in fiscal 2016.

Increase in cash used from fiscal 2014 to fiscal 2015:
The increase in cash flows used in investing activities in fiscal 2015 when compared to the prior fiscal year was the result of the purchase of six properties totaling $138.5 million in fiscal 2015, versus purchasing eight properties in fiscal 2014 totaling $81.7 million.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Net Cash Flows from Financing Activities

Cash generated:

Fiscal 2016: (Total $159.5 million)
· Proceeds from issuance of Class A Common Stock in the amount of $73.7 million.
· Proceeds from revolving credit line borrowings in the amount of $52.0 million.
· Proceeds from mortgage financings in the amount of $34.7 million.

Fiscal 2015: (Total $237.6 million)
· Proceeds from mortgage financings in the amount of $68.2 million.
· Proceeds from revolving credit line borrowings in the amount of $104.8 million.
· Proceeds from the issuance of Series G Preferred Stock in the amount of $4.6 million.
· Proceeds from the issuance of Class A Common stock in the amount of $59.8 million.

Fiscal 2014: (Total $198.8 million)
· Proceeds from revolving credit line borrowings of $65.1 million.
· Proceeds from unsecured term loan borrowing of $25 million.
· Proceeds from mortgage financings of $40.7 million.
· Proceeds from issuance of Series G preferred stock of $67.8 million.

Cash used:

Fiscal 2016: (Total $138.9 million)
· Dividends to shareholders in the amount of $51.4 million.
· Repayment of mortgage notes payable in the amount of $21.7 million.
· Repayment of revolving credit line borrowings in the amount of $66.8 million.

Fiscal 2015:  (Total $250.1 million)
· Dividends to shareholders in the amount of $50.0 million.
· Repayment of mortgage notes payable in the amount of $12.9 million.
· Repayment of revolving credit line borrowings in the amount of $97.6 million.
· Repayment of the unsecured term loan in the amount of $25 million.
· Redemption of preferred stock in the amount of $61.3 million.
· Repurchase of Class A Common stock in the amount of $3.4 million.

Fiscal 2014: (Total $125.0 million)
· Dividends to shareholders in the amount of $45.9 million.
· Repayments of mortgage notes payable in the amount of $20.3 million.
· Repayments of revolving credit line borrowings in the amount of $58.8 million.

Results of Operations

Fiscal 2016 vs. Fiscal 2015

The following information summarizes our results of operations for the years ended October 31, 2016 and 2015 (amounts in thousands):

	Year Ended
	October 31,				Change Attributable to:
Revenues	2016	2015	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$87,172	$83,885	$3,287	3.9%	$(1,556)	$4,843
Recoveries from tenants	25,788	28,703	(2,915)	-10.2%	(516)	(2,399)
Other income	3,213	2,252	961	42.7%	(114)	1,075

Operating Expenses
Property operating	18,717	21,267	(2,550)	-12.0%	(690)	(1,860)
Property taxes	18,548	18,224	324	1.8%	33	291
Depreciation and amortization	23,025	22,435	590	2.6%	403	187
General and administrative	9,284	8,576	708	8.3%	n/a	n/a

Non-Operating Income/Expense
Interest expense	12,983	13,475	(492)	-3.7%	497	(989)
Interest, dividends, and other investment income	242	228	14	6.1%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2016 and 2015 including the Company's White Plains Property (see Executive Summary above).  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues
Base rents increased by 3.9% to $87.2 million in fiscal 2016, as compared with $83.9 million in the comparable period of 2015.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2015, the Company purchased equity interests in six properties totaling approximately 409,000 square feet of GLA and sold two properties totaling approximately 320,000 square feet and in fiscal 2016, the Company purchased two properties totaling 99,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in fiscal 2016 when compared with fiscal 2015.

Properties Held in Both Periods:

Revenues
Base rents increased by $4.8 million in fiscal 2016 as compared to fiscal 2015 primarily as a result of the Company receiving $4.8 million in extension fees from the entity in contract to purchase our White Plains property.  In fiscal 2015, the Company entered into contract to sell our White Plains property and that closing was scheduled to occur in April 2016.  In February the purchaser approached the Company and asked for an extension of the closing to October 2016.  In exchange for granting the extension the Company received $2.8 million.  In October, the purchaser approached us again and asked for an additional extension, and in exchange for granting that extension the Company received an additional $2 million.  The Company has recorded the entire $4.8 million in base rent on the accompanying consolidated income statements, as the fees collected for the extensions essentially amounted to the purchaser renting the shopping center until the closing of the sale, which is now scheduled for March of 2017.   In addition the increase was caused by an increase in base rents billed at several of our other shopping centers in excess of the prior year for new leasing done in the portfolio in fiscal 2015 and 2016 offset by a reduction in base rents at the three shopping centers which were leased to A&P and were not assumed in the A&P bankruptcy process (see leasing - significant events with impact on leasing section earlier in this Item 7).  Two of those three spaces have been re-leased and are now paying rent.

In fiscal 2016, the Company leased or renewed approximately 418,400 square feet (or approximately 10.4% of total consolidated property leasable area).  At October 31, 2016, the Company's consolidated properties were approximately 93.3%.  The above percentages exclude the Company's White Plains property which is being held vacant for sale.

For the year ended October 31, 2016, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $2.4 million. This decrease was primarily the result of incurring $1.9 million less in operating expenses for properties owned in both periods, predominantly attributable to a significant reduction in snow removal costs during fiscal 2016 as compared with fiscal 2015.  In addition, this decrease was also the result of having two anchor stores formerly occupied by A&P vacant for most of the first and second quarters of fiscal 2016, which reduced the Company's recovery rate for operating costs at these properties.

Expenses
Property operating expenses for properties owned in both fiscal year 2016 and 2015 decreased by $1.9 million.  This decrease was primarily the result of having $1.9 million less in operating expenses in the portfolio, predominantly attributable to a significant reduction in snow removal costs during fiscal 2016 as compared with fiscal 2015.

Real estate taxes for properties owned in both fiscal year 2016 and 2015 increased by $291,000 as a result of normal tax assessment increases at some of our properties.

Interest expense for properties owned in both fiscal year 2016 and 2015 decreased by $989,000 as a result of the Company having less outstanding on its Facility in fiscal 2016 as compared with fiscal 2015 and the Company repaying two mortgages totaling $14.8 million in fiscal 2015 and 2016 and the Company repaying its $25 million term loan in August 2015.

Depreciation and amortization expense from properties owned in the year ended October 31, 2016 as compared to the corresponding prior period, increased by $187,000 as a result of an increase in capital improvements on properties held in both periods.

General and administrative expense for the year ended October 31, 2016, when compared with the year ended October 31, 2015 increased by $708,000, as a result of increased compensation expense for additional staffing at the Company, increased bonus compensation for our employees and an increase in restricted stock amortization as a result of newer tranches of restricted stock grants being valued at a higher stock price than that of expiring tranches of restricted stock.

Fiscal 2015 vs. Fiscal 2014

The following information summarizes our results of operations for the years ended October 31, 2015 and 2014 (amounts in thousands):

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

Note 2 – Properties held in both periods includes only properties owned for the entire periods of 2015 and 2014 including the Company's White Plains Property (see Executive Summary above).  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

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

Properties Held in Both Periods:

Revenues
Base rents decreased during the year ended October 31, 2015 by $224,000 when compared with the corresponding prior period primarily as a result of the loss of rent caused by the departure of two large tenants in the Company's White Plains property after January 31, 2015.  The Company is in the process of selling this property and in order to accomplish this we had to vacate the remaining tenants from the property.  The negative base rent variance for White Plains property for the year ended October 31, 2015 when compared with fiscal 2014 was $2.0 million.  This decrease was mostly offset by an increase in base rents billed to tenants as our leased rate increased from the year ended 2014 to the year ended 2015.

In fiscal 2015, the Company leased or renewed 507,000 square feet (or approximately 12.9% of total consolidated property leasable area).  At October 31, 2015, the Company's consolidated properties were approximately 95.8% leased (excluding the White Plains property), an increase of 1.00% from the end of fiscal 2014. Overall property occupancy increased to 95.0% at October 31, 2015, up from 94.2% at the end of fiscal 2014.

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

Expenses
Property operating expenses for properties held in both periods increased for the year ended October 31, 2015, when compared with fiscal 2014, by $682,000, as a result of an increase in expenses relating to snow removal costs and parking lot repairs.

Real estate taxes for properties held in both periods were relatively unchanged for the year ended October 31, 2015 when compared with fiscal 2014, as a result of normal property tax assessment increases at a majority of the properties held in both periods, offset by a reduction in tax expense at the Company's White Plains property caused by a property tax assessment reduction.

Depreciation and amortization for properties held in both fiscal 2015 and 2014 increased as a result of tenant improvements being completed at several properties that had significant leasing activity in 2014 and 2015.

General and administrative expense increased in the year ended October 31, 2015 when compared with fiscal 2014 by $560,000, as a result of increased compensation expense for additional staffing at the Company over the last quarter of fiscal 2014 and the first three quarters of fiscal 2015.

Interest expense for properties owned in the year ended October 31, 2015 when compared with fiscal 2014 decreased by $212,000, as a result of normal amortization on the Company's fixed rate mortgages and the repayment of a $4.5 million mortgage in July 2015.

Funds from Operations

We consider Funds from Operations ("FFO") to be an additional measure of our operating performance.  We report FFO in addition to net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts ("NAREIT") and defines FFO to mean net income (computed in accordance with GAAP) excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the Company's real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization.  However, FFO:

·
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

·	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2016 (amounts in thousands):

	Year Ended October 31,
	2016	2015	2014

Net Income Applicable to Common and Class A Common Stockholders	$19,436	$34,659	$49,469

Real property depreciation	18,866	18,750	15,361
Amortization of tenant improvements and allowances	3,517	3,161	3,298
Amortization of deferred leasing costs	557	449	520
Depreciation and amortization on unconsolidated joint ventures	1,589	1,414	1,255
(Gain)/loss on sale of properties	(362)	(20,377)	(36,871)

Funds from Operations Applicable to Common and Class A Common Stockholders	$43,603	$38,056	$33,032

Net Cash Provided by (Used in):
Operating Activities	$60,062	$51,100	$50,915
Investing Activities	$(80,053)	$(105,034)	$(54,624)
Financing Activities	$20,639	$(12,472)	$73,793

FFO amounted to $43.6 million in fiscal 2016, compared to $38.1 million in fiscal 2015 and $33.0 million in fiscal 2014.

The net increase in FFO in fiscal 2016 when compared with fiscal 2015 was predominantly attributable, among other things, to: a) a decrease in acquisition costs of $1.7 million in fiscal 2016 when compared to fiscal 2015; b) a decrease in preferred stock dividends as a result of issuing a new series of preferred stock in fiscal 2015 with a lower interest rate than the series it replaced; c) extension fees received from the entity in contract to purchase our Westchester Pavilion property that gave them the right to delay the closing of the property to 2017 in the amount of $4.8 million (included in base rent); d) an increase in operating income at several of our properties from new leasing completed in fiscal 2015 and fiscal 2016; offset by e) a decrease in rental income relating to tenant vacancies at several properties, most notably three spaces formerly occupied by A&P. See "Leasing—Significant Events with Impacts on Leasing" in this Item 7.

The net increase in FFO in fiscal 2015 when compared with fiscal 2014 was predominantly attributable, among other things, to: a) the additional net operating income generated from properties acquired in fiscal 2014 and fiscal 2015; b) an overall increase in net operating income at properties owned in both fiscal 2014 and 2015; offset by c) an increase in acquisition costs of $1.4 million in fiscal 2015 when compared with fiscal 2014 and d) an increase in interest expense of $3.2 million as a result of the Company's secured mortgage borrowings increasing when we assumed the mortgage encumbering two properties we acquired in fiscal 2014 and when the Company placed a new $62.7 million combined mortgage on the four properties it acquired in fiscal 2015.

Off-Balance Sheet Arrangements

We have seven off-balance sheet investments in real property through unconsolidated joint ventures:

·	a 66.67% equity interest in the Putnam Plaza Shopping Center,

·	an 11.642% equity interest in the Midway Shopping Center L.P.,

·	a 50% equity interest in the Chestnut Ridge Shopping Center and Plaza 59 Shopping Centers,

·	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee's Plaza, and

·	a 20% economic interest in a partnership that owns a suburban office building with ground level retail.

These unconsolidated joint ventures are accounted for under the equity method of accounting, as we have the ability to exercise significant influence over, but not control of, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 7, "Investments in and Advances to Unconsolidated Joint Ventures" in our financial statements in Item 8.  Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g. guarantees against fraud, misrepresentation and bankruptcy) on certain loans of the joint ventures.  The below table details information about the outstanding non-recourse mortgage financings on our unconsolidated joint ventures (amounts in thousands):

		Principal Balance		Fixed Interest
		Original	At October 31,	Rate Per	Maturity
Joint Venture Description	Location	Balance	2016	Annum	Date

Midway Shopping Center	Scarsdale, NY	$32,000	$29,212	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$21,000	$19,470	4.17%	Oct-2024
Gateway Plaza	Riverhead, NY	$14,000	$13,110	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$1,300	$1,080	5.98%	Aug-2026
Applebee's Plaza	Riverhead, NY	$1,000	$998	3.38%	Aug-2026

Contractual Obligations

Our contractual payment obligations as of October 31, 2016 were as follows (amounts in thousands):

Payments Due by Period

	Total	2017	2018	2019	2020	2021	Thereafter
Mortgage notes payable and other loans	$273,016	$55,580	$5,221	$31,840	$4,506	$4,808	$171,061
Interest on mortgage notes payable	80,775	12,732	9,912	9,015	7,918	7,616	33,582
Revolving Credit Lines	8,000	-	-	-	8,000	-	-
Property acquisitions	17,100	17,100	-	-	-	-	-
Tenant obligations*	5,300	5,300	-	-	-	-	-
Total Contractual Obligations	$384,191	$90,712	$15,133	$40,855	$20,424	$12,424	$204,643

*Committed tenant-related obligations based on executed leases as of October 31, 2016.

We have various standing or renewable service contracts with vendors related to property management. In addition, we also have certain other utility contracts entered into in the ordinary course of business which may extend beyond one year, which vary based on usage.  These contracts include terms that provide for cancellation with insignificant or no cancellation penalties.  Contract terms are generally one year or less.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of October 31, 2016, we had total mortgage debt and other notes payable of $273 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of October 31, 2016, we had seven open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, and Greenwich CT.  The Rye swaps expire in October 2019, the Ossining and Yonkers swaps expire in October 2024, and the Greenwich swaps expire in September 2026, all concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  The Company has concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on the earnings of the Company.

The following table sets forth the Company's long-term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2016 (amounts in thousands, except weighted average interest rate):

For the Fiscal Year Ended October 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Estimated Fair Value
Mortgage notes payable and other loans	$55,580	$5,221	$31,840	$4,506	$4,808	$171,061	$273,016	$286,694

Weighted average interest rate for debt maturing	5.18%	n/a	6.11%	n/a	n/a	4.09%	4.51%

At October 31, 2016, the Company had $8 million in outstanding variable rate debt (based on LIBOR).  If LIBOR were to increase or decrease by 1%, the Company's interest expense would increase or decrease by approximately $80,000 annually.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2016 and 2015.

Item 9A. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2016, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2016.  The Company's independent registered public accounting firm, PKF O'Connor Davies, LLP has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.
We have audited Urstadt Biddle Properties Inc.'s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 Framework). Urstadt Biddle Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016 based on criteria established in Internal Control – Integrated Framework issued by COSO (2013 Framework).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2016 and our report dated January 12, 2017 expressed an unqualified opinion thereon.

New York, New York January 12, 2017	/s/ PKF O'Connor Davies, LLP

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2017 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions "ELECTION OF DIRECTORS", "INFORMATION CONCERNING CONTINUING DIRECTORS AND EXECUTIVE OFFICERS", "CORPORATE GOVERNANCE AND BOARD MATTERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and other information included in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers (the "Code of Ethics") that is available at the Investors/Governance/Governance Documents section of our website at www.ubproperties.com.  A copy of the Code of Ethics is available in print, free of charge, to stockholders upon request to us at the following address:

Attention:  Corporate Secretary
321 Railroad Avenue
Greenwich, CT 06830

We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Ethics by posting such information on our web site.

Item 11.   Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2017 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "COMPENSATION DISCUSSION AND ANALYSIS", "EXECUTIVE COMPENSATION', "DIRECTOR COMPENSATION", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION COMMITTEE REPORT", and as part of the executive compensation and Director related compensation tables and other information included in the Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2017 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions, "EQUITY COMPENSATION PLANS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2017 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "ELECTION OF DIRECTORS", "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2017 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption "FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 32 are filed as part of this Annual Report.

2. Financial Statement Schedules --

The financial statement schedules required by this Item is filed with this report and are listed in the accompanying index to financial statements on Page 32.  All other financial statement schedules are not applicable.

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

4.1	Common Stock: See Exhibits 3.1 (a)-(l) hereto.

4.2
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

4.3	Series F Preferred Shares: See Exhibits 3.1 (a)-(l) hereto.

4.4	Series G Preferred Shares: See Exhibits 3.1 (a)-(l) hereto.

10.1
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016 (SEC File No. 001-12803)). #

10.2
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors ) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). #

10.3
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). #

10.4
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants ( Non-Employee Directors and Employee Directors ) effective as of November 7, 2007 (incorporated by reference to Exhibits 10.19 and 10.20 of the Company's Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).#

10.5
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

10.6
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). #

10.7
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). #

10.8
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)). #

10.9
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

10.10
Amended and Restated Credit Agreement, dated August 23, 2016, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and BMO Capital Markets, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 26, 2016 (SEC File No. 001-12803)).

12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

21	List of the Company's subsidiaries.*

23	Consent of PKF O'Connor Davies, LLP.*

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Willing L. Biddle.*

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Willing L. Biddle and John T. Hayes.**

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.*

#        Management contract, compensation Plan arrangement.
*    Filed herewith.
**  Furnished herewith.

	URSTADT BIDDLE PROPERTIES INC.
Item 15.	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES	Page

	Consolidated Balance Sheets at October 31, 2016 and 2015	33

	Consolidated Statements of Income for each of the three years in the period ended October 31, 2016	34

	Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2016	35

	Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2016	36

	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2016	37

	Notes to Consolidated Financial Statements	38

	Report of Independent Registered Public Accounting Firm	56

Schedules

III	Real Estate and Accumulated Depreciation - October 31, 2016	57

IV	Mortgage Loans on Real Estate - October 31, 2016	59

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	October 31, 2016	October 31, 2015

Real Estate Investments:
Real Estate – at cost	$1,016,838	$941,690
Less: Accumulated depreciation	(186,098)	(165,660)
	830,740	776,030
Investments in and advances to unconsolidated joint ventures	38,469	39,305
Mortgage note receivable	13,500	-
	882,709	815,335

Cash and cash equivalents	7,271	6,623
Restricted cash	2,024	2,191
Tenant receivables	18,890	22,353
Prepaid expenses and other assets	13,338	9,334
Deferred charges, net of accumulated amortization	7,092	5,239
Total Assets	$931,324	$861,075

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$8,000	$22,750
Mortgage notes payable and other loans	273,016	260,457
Accounts payable and accrued expenses	4,977	3,438
Deferred compensation – officers	130	155
Other liabilities	27,915	17,542
Total Liabilities	314,038	304,342

Redeemable Noncontrolling Interests	18,253	15,955

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,507,973 and 9,350,885 shares issued and outstanding	96	94
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,633,520 and 26,370,216 shares issued and outstanding	296	264
Additional paid in capital	509,660	431,411
Cumulative distributions in excess of net income	(114,091)	(94,136)
Accumulated other comprehensive (loss)	(1,303)	(1,230)
Total Stockholders' Equity	599,033	540,778
Total Liabilities and Stockholders' Equity	$931,324	$861,075

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2016	2015	2014
Revenues
Base rents	$87,172	$83,885	$75,099
Recoveries from tenants	25,788	28,703	24,947
Lease termination income	619	472	183
Other income	3,213	2,252	2,099
Total Revenues	116,792	115,312	102,328

Expenses
Property operating	18,717	21,267	18,926
Property taxes	18,548	18,224	16,997
Depreciation and amortization	23,025	22,435	19,249
General and administrative	9,284	8,576	8,016
Provision for tenant credit losses	1,161	1,271	917
Acquisition costs	412	2,068	666
Directors' fees and expenses	318	330	314
Total Operating Expenses	71,465	74,171	65,085

Operating Income	45,327	41,141	37,243

Non-Operating Income (Expense):
Interest expense	(12,983)	(13,475)	(10,235)
Equity in net income from unconsolidated joint ventures	2,019	1,941	1,604
Interest, dividends and other investment income	242	228	134
Income From Continuing Operations	34,605	29,835	28,746
Discontinued Operations:
Income from discontinued operations	-	-	141
Gain on sale of properties	-	-	12,526
Income from discontinued operations	-	-	12,667
Income before gain on sale of properties	34,605	29,835	41,413
Gain on sale of properties	-	20,377	24,345
Net Income	34,605	50,212	65,758
Noncontrolling interests:
Net income attributable to noncontrolling interests	(889)	(948)	(607)
Net income attributable to Urstadt Biddle Properties Inc.	33,716	49,264	65,151
Preferred stock dividends	(14,280)	(14,605)	(13,812)
Redemption of preferred stock	-	-	(1,870)
Net Income Applicable to Common and Class A Common Stockholders	$19,436	$34,659	$49,469

Basic Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.50	$0.92	$1.09
Income from discontinued operations	-	-	0.37
Net Income Applicable to Common Stockholders	$0.50	$0.92	$1.46
Per Class A Common Share:
Income from continuing operations	$0.57	$1.04	$1.22
Income from discontinued operations	-	-	0.42
Net Income Applicable to Class A Common Stockholders	$0.57	$1.04	$1.64
Diluted Earnings Per Share:
Per Common Share:
Income from continuing operations	$0.49	$0.90	$1.06
Income from discontinued operations	-	-	0.36
Net Income Applicable to Common Stockholders	$0.49	$0.90	$1.42
Per Class A Common Share:
Income from continuing operations	$0.56	1.02	$1.19
Income from discontinued operations	-	-	0.40
Net Income Applicable to Class A Common Stockholders	$0.56	$1.02	$1.59

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2016	2015	2014

Net Income	$34,605	$50,212	$65,758

Other comprehensive income:
Change in unrealized gain in marketable equity securities	-	-	29
Change in unrealized gains (losses) on interest rate swaps	(73)	(1,293)	(18)
Unrealized (gains) in marketable securities reclassified into income	-	-	(10)

Total comprehensive income	34,532	48,919	65,759
Comprehensive income attributable to noncontrolling interests	(889)	(948)	(607)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	33,643	47,971	65,152
Preferred stock dividends	(14,280)	(14,605)	(13,812)
Redemption of preferred stock	-	-	(1,870)

Total comprehensive income applicable to Common and Class A Stockholders	$19,363	$33,366	$49,470

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2016	2015	2014

Cash Flows from Operating Activities:
Net income	$34,605	$50,212	$65,758
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	23,025	22,435	19,249
Straight-line rent adjustment	(1,902)	(1,551)	516
Provisions for tenant credit losses	1,161	1,271	917
Restricted stock compensation expense and other adjustments	4,442	4,201	4,097
Deferred compensation arrangement	(26)	(31)	11
Gain on sale of properties	-	(20,377)	(36,872)
Equity in net (income) from unconsolidated joint ventures	(2,019)	(1,941)	(1,604)
Changes in operating assets and liabilities:
Tenant receivables	4,203	(2,033)	(1,443)
Accounts payable and accrued expenses	1,464	530	154
Other assets and other liabilities, net	(5,057)	(1,548)	881
Restricted Cash	166	(68)	(749)
Net Cash Flow Provided by Operating Activities	60,062	51,100	50,915

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(58,737)	(136,304)	(74,805)
Investments in and advances to unconsolidated joint ventures	(700)	(247)	(6,902)
Investment in mortgage note	(13,500)	-	-
Deposits on acquisition of real estate investments	(750)	(695)	(3,157)
Returns of deposits on real estate investments	640	627	-
Improvements to properties and deferred charges	(21,462)	(12,175)	(19,303)
Net proceeds from sale of properties	-	43,806	47,609
Deposits received on sale of property	11,900	-	-
Distributions to noncontrolling interests	(889)	(1,990)	(607)
Distribution from unconsolidated joint ventures	3,445	1,944	1,901
Payments received on mortgage notes and other receivables	-	-	640
Net Cash Flow (Used in) Investing Activities	(80,053)	(105,034)	(54,624)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(37,092)	(35,387)	(32,116)
Dividends paid -- Preferred Stock	(14,280)	(14,605)	(13,812)
Principal repayments on mortgage notes payable	(20,744)	(12,909)	(20,297)
Proceeds from revolving credit line borrowings	52,000	104,750	65,050
Proceeds from term loan borrowing	-	-	25,000
Repayment of term loan borrowing	-	(25,000)	-
Proceeds from loan financing	33,663	68,219	40,675
Sales of additional shares of Common and Class A Common Stock	73,842	59,983	248
Repayments on revolving credit line borrowings	(66,750)	(97,550)	(58,750)
Repurchase of shares of Class A Common Stock	-	(3,363)	-
Net proceeds from issuance of Preferred Stock	-	4,640	67,795
Redemption of preferred stock including restricted cash	-	(61,250)	-
Net Cash Flow Provided by (Used in) Financing Activities	20,639	(12,472)	73,793

Net Increase/(Decrease) In Cash and Cash Equivalents	648	(66,406)	70,084
Cash and Cash Equivalents at Beginning of Year	6,623	73,029	2,945

Cash and Cash Equivalents at End of Year	$7,271	$6,623	$73,029

The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	7.5% Series D Preferred Stock Issued	7.5% Series D Preferred Stock Amount	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances – October 31, 2013	2,450,000	$61,250	5,175,000	$129,375	-	$-	9,035,212	$90	23,530,704	$235	$367,070	$(112,168)	$62	$445,914
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	49,469	-	49,469
Change in unrealized gains (losses) in marketable securities	-	-	-	-	-	-	-	-	-	-	-	-	19	19
Change in unrealized loss on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(18)	(18)
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,271)	-	(8,271)
Class A common stock ($1.01 per share)	-	-	-	-	-	-	-	-	-	-	-	(23,845)	-	(23,845)
Issuance of Series G Preferred Stock	-	-	-	-	2,800,000	70,000	-	-	-	-	(2,304)	-	-	67,696
Reclassification of preferred stock	(2,450,000)	(61,250)	-	-	-	-	-	-	-	-	1,870	-	-	(59,380)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	6,347	-	6,811	-	248	-	-	248
Shares issued under restricted stock plan	-	-	-	-	-	-	152,000	2	80,500	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(6,300)	-	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,098	-	-	4,098
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(887)	-	(887)
Balances – October 31, 2014	-	-	5,175,000	129,375	2,800,000	70,000	9,193,559	92	23,611,715	236	370,979	(95,702)	63	475,043
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	34,659	-	34,659
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(1,293)	(1,293)
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,413)	-	(8,413)
Class A common stock ($1.02 per share)	-	-	-	-	-	-	-	-	-	-	-	(26,974)	-	(26,974)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	5,326	-	6,104	-	223	-	-	223
Shares issued under restricted stock plan	-	-	-	-	-	-	152,000	2	92,750	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(26,600)	-	-	-	-	-
Issuance of Series G Preferred Stock	-	-	-	-	200,000	5,000	-	-	-	-	(360)	-	-	4,640
Issuance of Class A Common stock	-	-	-	-	-	-	-	-	2,875,000	29	59,731	-	-	59,760
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	(188,753)	(2)	(3,360)	-	-	(3,362)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,201	-	-	4,201
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	2,294	-	2,294
Balances – October 31, 2015	-	-	5,175,000	129,375	3,000,000	75,000	9,350,885	94	26,370,216	264	431,411	(94,136)	(1,230)	540,778
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	19,436	-	19,436
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(73)	(73)
Cash dividends paid :
Common stock ($0.92 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,745)	-	(8,745)
Class A common stock ($1.04 per share)	-	-	-	-	-	-	-	-	-	-	-	(28,348)	-	(28,348)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,988	-	5,854	-	219	-	-	219
Shares issued under restricted stock plan	-	-	-	-	-	-	152,100	2	95,600	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(650)	-	-	-	-	-
Issuance of Class A Common stock	-	-	-	-	-	-	-	-	3,162,500	31	73,623	-	-	73,654
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,410	-	-	4,410
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(2,298)	-	(2,298)
Balances – October 31, 2016	-	$-	5,175,000	$129,375	3,000,000	$75,000	9,507,973	$96	29,633,520	$296	$509,660	$(114,091)	$(1,303)	$599,033

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2016

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a real estate investment trust (REIT), is engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2016, the Company owned or had equity interests in 75 properties containing a total of 5.0 million square feet of gross leasable area ("GLA").

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation," and ASC Topic 970-810 "Real Estate-General-Consolidation". The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company. In accordance with ASC Topic 970-323 "Real Estate-General-Equity Method and Joint Ventures;" joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting. See Note 6 for further discussion of the unconsolidated joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Federal Income Taxes
The Company has elected to be treated as a real estate investment trust under Sections 856-860 of the Internal Revenue Code ("Code"). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed. The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2016 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, "Income Taxes," that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2016.  As of October 31, 2016, the fiscal tax years 2013 through and including 2015 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases), in accordance with ASC Topic 805, "Business Combinations." The Company utilizes methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities.  The fair value of the tangible assets of an acquired property considers the value of the property "as-if-vacant."  The fair value reflects the depreciated replacement cost of the asset.  In allocating purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases are estimated based on the difference between contractual rentals and the estimated market rents over the applicable lease term discounted back to the date of acquisition utilizing a discount rate adjusted for the credit risk associated with the respective tenants. The aggregate value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property "as-if-vacant," determined as set forth above.

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

In September 2014, the Company sold, for $31 million, its property located in Springfield, MA, as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a gain on sale of property in the amount of $24.3 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2014.  The revenue and expenses of this property are included in continuing operations in the consolidated statements of income for the year ended October 31, 2014.

In August 2015, the Company sold, for $44.5 million, its property located in Meriden, CT, as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a gain on sale of property in the amount of $20.4 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2015.  The revenue and expenses of this property are included in continuing operations in the consolidated statements of income for the years ended October 31, 2015 and 2014.

In addition, the Company had previously entered into a contract to sell its White Plains property and in April 2016, the Company satisfied the remaining contingency under the sale contract and expects to close on the sale of the property in March 2017.  In accordance with ASC 360-10-45, the White Plains asset met all of the criteria to be classified as held for sale beginning in April 2016, but because the net book value of the White Plains asset is insignificant to financial statement presentation, the Company will not include the asset as held for sale on the consolidated balance sheet for all periods presented.

The combined operating results of the Springfield property, the Meriden property and the White Plains property, which are included in continuing operations, were as follows (amounts in thousands):

	Year Ended October 31,
	2016	2015	2014
Revenues	$5,638	$6,126	$12,411
Property operating expense	(1,340)	(3,244)	(5,689)
Depreciation and amortization	(476)	(1,787)	(2,767)
Net Income	$3,822	$1,095	$3,955

In December 2013 (fiscal 2014), prior to the adoption of ASU 2014-08, which changed the criteria for reporting discontinued operations, the Company sold its two distribution service facilities in its non-core portfolio and one core property for $18.1 million, resulting in a gain on sale of properties of $12.5 million.  In accordance with ASC 360 and 205 (prior to the accounting change) the operating results of the distribution service facilities are shown as discontinued operations on the consolidated statements of income for the fiscal year ended October 31, 2014.  The operating results of the other property were insignificant to financial statement presentation and are not shown as discontinued operations.

The following table summarizes revenues and expenses for the Company's discontinued operations (amounts in thousands):

	Year Ended October 31,
	2016	2015	2014
Revenues	$-	$-	$141
Property operating expense	-	-	-
Depreciation and amortization	-	-	-
Income from discontinued operations	$-	$-	$141

Cash flows from discontinued operations for the fiscal years ended October 31, 2016, 2015 and 2014 are combined with the cash flows from operations within each of the three categories presented.  Cash flows from discontinued operations are as follows (amounts in thousands):

	Year Ended October 31,
	2016	2015	2014
Cash flows from operating activities	$–	$–	$(13,131)
Cash flows from investing activities	$–	$–	$14,314
Cash flows from financing activities	$–	$–	$–

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the terms of the respective agreements). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $3,703,000 and $3,108,000 as of October 31, 2016 and 2015, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at October 31, 2016.

Revenue Recognition
Our leases with tenants are classified as operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2016 and 2015, approximately $16,829,000 and $15,570,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2016 and 2015, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,097,000 and $3,668,000, respectively.

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

As of October 31, 2016, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2016, the Company had approximately $34.8 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.79% per annum.  As of October 31, 2016 and 2015, the Company had a deferred liability of  $1,726,000 and $1,230,000, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.

In addition, in June 2016, the Company entered into a $50 million mortgage loan commitment (see Note 5) with a lender to refinance the Company's secured mortgage on its Ridgeway property located in Stamford, CT in July 2017.  In conjunction with entering into the mortgage commitment, the Company simultaneously executed with the same lender an interest rate swap contract with a $50 million notional amount that will take effect on July 17, 2017 and will be co-terminus with the new Ridgeway mortgage loan.  Such interest rate swap will convert the LIBOR-based variable rate on the new Ridgeway mortgage loan to a fixed annual rate of 3.398%. As of October 31, 2016, the Company had a deferred asset of $422,000 (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swap applicable to the Ridgeway mortgage loan.

Charges and/or credits relating to the changes in fair values of such interest rate swap are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains or losses on marketable securities and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At October 31, 2016 and 2015, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $1,304,000 and $1,230,000, respectively. Unrealized gains and losses included in other comprehensive (loss) will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2016	2015	2014
Numerator
Net income applicable to common stockholders – basic	$4,142	$7,412	$11,401
Effect of dilutive securities:
Restricted stock awards	236	431	723
Net income applicable to common stockholders – diluted	$4,378	$7,843	$12,124
Denominator
Denominator for basic EPS-weighted average common shares	8,241	8,059	7,801
Effect of dilutive securities:
Restricted stock awards	669	669	735
Denominator for diluted EPS – weighted average common equivalent shares	8,910	8,728	8,536

Numerator
Net income applicable to Class A common stockholders – basic	$15,294	$27,247	$38,068
Effect of dilutive securities:
Restricted stock awards	(236)	(431)	(723)
Net income applicable to Class A common stockholders – diluted	$15,058	$26,816	$37,345

Denominator
Denominator for basic EPS – weighted average Class A common shares	26,921	26,141	23,208
Effect of dilutive securities:
Restricted stock awards	191	191	219
Denominator for diluted EPS – weighted average Class A common equivalent shares	27,112	26,332	23,427

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Year Ended October 31,
	2016	2015	2014
Ridgeway Revenues	11.3%	11.7%	13.3%
All Other Property Revenues	88.7%	88.3%	86.7%
Consolidated Revenue	100.0%	100.0%	100.0%

	Year Ended October 31,
	2016	2015
Ridgeway Assets	7.6%	8.4%
All Other Property Assets	92.4%	91.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1- Ridgeway did not have any significant expenditures for additions to long lived assets in any of the fiscal years ended October 31, 2016, 2015 and 2014.

	Year Ended October 31,
	2016	2015	2014
Ridgeway Percent Leased	98%	97%	99%

Ridgeway Significant Tenants (by base rent):	Year Ended October 31,
	2016	2015	2014
The Stop & Shop Supermarket Company	19%	19%	19%
Bed, Bath & Beyond	14%	14%	14%
Marshall's Inc., a division of the TJX Companies	11%	11%	11%
All Other Tenants at Ridgeway (Note 2)	56%	56%	56%
Total	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the three years presented.  Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

	Year Ended October 31, 2016
Income Statement (In Thousands):	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,192	$103,600	$116,792
Operating Expenses	$3,649	$33,616	$37,265
Interest Expense	$2,487	$10,496	$12,983
Depreciation and Amortization	$2,468	$20,557	$23,025
Income from Continuing Operations	$4,588	$30,017	$34,605

	Year Ended October 31, 2015
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,485	$101,827	$115,312
Operating Expenses	$3,768	$35,723	$39,491
Interest Expense	$2,545	$10,930	$13,475
Depreciation and Amortization	$2,358	$20,077	$22,435
Income from Continuing Operations	$4,814	$25,021	$29,835

	Year Ended October 31, 2014
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,599	$88,729	$102,328
Operating Expenses	$3,859	$32,064	$35,923
Interest Expense	$2,601	$7,634	$10,235
Depreciation and Amortization	$2,374	$16,875	$19,249
Income from Continuing Operations	$4,765	$23,981	$28,746

Reclassification
Certain fiscal 2014 and 2015 amounts have been reclassified to conform to current period presentation.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminating real estate specific guidance, further defining certain lease and non-lease components, and changing the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and we are currently assessing the impact this standard will have on the Company's consolidated financial statements.

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

The Company has evaluated all other new Accounting Standards Updates issued by FASB and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2016.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2016 and 2015 (in thousands):

	Consolidated Investment Properties	Unconsolidated Joint Ventures	Mortgage Note Receivable	2016 Totals	2015 Totals
Retail	$820,323	$38,469	$13,500	$872,292	$804,954
Office	10,417	-	-	10,417	10,381
	$830,740	$38,469	$13,500	$882,709	$815,335

The Company's investments at October 31, 2016 consisted of equity interests in 75 properties and one mortgage note receivable.  The 75 properties and the property securing the mortgage note receivable are located in various regions throughout the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.

(3) PROPERTIES

The components of the properties consolidated in the financial statements are as follows (in thousands):

	October 31,
	2016	2015
Land	$187,676	$175,952
Buildings and improvements	829,162	765,738
	1,016,838	941,690
Accumulated depreciation	(186,098)	(165,660)
	$830,740	$776,030

Space at the Company's properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases for the Company's consolidated properties totaling $491.5 become due as follows (in millions): 2017- $82.1; 2018- $71.6; 2019- $63.0; 2020- $53.8; 2021- $44.5; and thereafter – $176.5.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2016.

Significant Investment Property Transactions

The Company is currently under contract to purchase three grocery or pharmacy anchored shopping centers located in its primary marketplace.  The Company's equity needed to close the transactions will amount to approximately $17.1 million, which it plans on funding with available cash, borrowings on its Unsecured Revolving Credit Facility (the "Facility") or proceeds from the sale of its White Plains shopping center.

In October 2016, the Company purchased, for $13.3 million, the 27,000 square foot 970 High Ridge Road shopping center located in Stamford, CT ("High Ridge Road Property").  The Company funded the purchase with available cash.  In conjunction with the purchase, the Company incurred acquisition costs totaling $61,000, which have been expensed in the year ended October 31, 2016 consolidated statement of income.

In July 2016, the Company purchased, for $45.3 million, the 72,000 square foot Newfield Green shopping center located in Stamford, CT ("Newfield Property").  The Company funded the purchase with a combination of available cash, borrowings on its Facility and proceeds generated by placing a non-recourse first mortgage on the property in the approximate amount of $22.7 million (see Note 5).  In conjunction with the purchase, the Company incurred acquisition costs totaling $185,000, which have been expensed in the year ended October 31, 2016 consolidated statement of income.

The Company is currently in contract to sell its White Plains property to an unrelated entity.  The sale was originally scheduled to close in fiscal 2016 but the purchaser requested, and the Company granted, several extensions in fiscal 2016 that postponed the closing to later in fiscal 2017.  In consideration for granting the extensions, the Company received $4.8 million to compensate the Company for carrying the property vacant.  The Company has recorded the $4.8 million as base rental income in the accompanying consolidated statement of income for the year ended October 31, 2016.  In addition, in further consideration for the Company granting the extension to the purchaser the Company required that the purchaser deposit $11.9 million of the purchased price with the Company.  The Company has recorded the $11.9 million deposit in other liabilities on the consolidated balance sheet at October 31, 2016.

In December 2014 (fiscal 2015), the Company, through four wholly-owned subsidiaries, purchased, for $124.6 million, four retail properties totaling 375,000 square feet located in Northern New Jersey ("NJ Retail Properties").  The Company funded the acquisition with a combination of available cash remaining from the sale of Class A Common Stock and the sale of its Series G Preferred Stock (see Note 8), borrowings under its Facility and a non-recourse mortgage secured by the properties (see Note 5).  In conjunction with the purchase, the Company incurred acquisition costs totaling $1,867,000, which have been expensed in the year ended October 31, 2015 consolidated statement of income.

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

The Company is in the process of evaluating the purchase price allocation of its High Ridge Road and Newfield Green Properties acquired in fiscal 2016 in accordance with ASC Topic 805; consequently the purchase price allocation is preliminary and may be subject to change.

In fiscal 2015, the Company completed evaluating the fair value of the in-place leases for its NJ Retail Properties, its Harrison property and its Fort Lee property, all acquired in fiscal 2015.  In addition, the Company completed its evaluation of the Greenwich properties and its McLean Plaza property (see note 6), all acquired in fiscal 2014.  As a result of its evaluation, the Company has allocated $964,000 to a liability associated with the fair value assigned to the acquired leases at the McLean Plaza Property, a $166,000 liability associated with the fair value assigned to the acquired leases at the Greenwich Properties, a $113,000 asset associated with the fair value assigned to the acquired leases at the NJ Retail Properties, a $69,000 asset associated with the leases at its Fort Lee Property and a $48,000 asset associated with the fair value assigned to the acquired leases at its Harrison Property, all of which amounts represent a non-cash investing activity and are therefore not included in the accompanying consolidated statement of cash flows for the fiscal year ended October 31, 2015.

For the years ended October 31, 2016, 2015 and 2014, the net amortization of above-market and below-market leases amounted to $157,000, $415,000 and $410,000, respectively, which amounts are included in base rents in the accompanying consolidated statements of income.

In fiscal 2016, the Company incurred costs of approximately $21.5 million related to capital improvements, tenants improvements and leasing costs to its properties.

(4) MORTGAGE NOTE RECEIVABLE

In October 2016, the Company, through a wholly-owned subsidiary originated a loan in the amount of $13.5 million secured by a first mortgage on a shopping center located in Rockland County, NY.  The loan requires payments to the Company of interest only recognized on the effective yield method at the rate of one-month LIBOR plus 3.25% per annum.  The loan has a maturity date of October 10, 2017.  The Company funded the mortgage loan with available cash.

Principal payments on the mortgage note receivable become due as follows (In thousands):

Fiscal Year Ended
October 31,	Amount
2017	$13,500
2018	-
2019	-
2020	-
2021	-
Thereafter	-

(5) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2016, the Company has mortgage notes payable and other loans that are due in installments over various periods to fiscal 2031.  The loans bear interest at rates ranging from 2.8% to 6.6% and are collateralized by real estate investments having a net carrying value of approximately $482.8 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2017	$49,524	$6,057	$55,581
2018	-	5,221	5,221
2019	26,880	4,960	31,840
2020	-	4,506	4,506
2021	-	4,808	4,808
Thereafter	163,127	7,933	171,060
	$239,531	$33,485	$273,016

The fiscal 2017 principal repayment amount above includes the $43.4 million mortgage balance that will be due on the Company's Ridgeway property, located in Stamford, CT, when that loan becomes prepayable in July 2017.  The Company has already entered into a mortgage commitment to refinance the note with a new lender (see below).

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

In August 2016, the Company refinanced its existing Facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents), increasing the capacity to $100 million from $80 million, with the ability under certain conditions to additionally increase the capacity to $150 million (subject to lender approval).  The maturity date of the new Facility is August 23, 2020 with a one-year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at October 31, 2016.

As of October 31, 2016, $92 million was available to be drawn on the Facility.

During the fiscal years ended October 31, 2016 and 2015, the Company borrowed $52.0 million and $104.8 million, respectively, on its Facility to fund a portion of the equity for property acquisitions and capital improvements to its properties.  During the fiscal years ended October 31, 2016 and 2015, the Company re-paid $66.8 million and $97.6 million, respectively, on its Facility with proceeds from a combination of non-recourse mortgage financings and available cash.

In September 2016, the Company refinanced its $7.2 million mortgage secured by 2 properties with the existing lender.  The new mortgage principal balance will be $11 million and have a term of 10 years and will require payments of principal and interest at the rate of LIBOR plus 2.00%.  Concurrent with entering into the mortgage, the Company also entered into an interest rate swap contract which will convert the variable interest rate (based on LIBOR) to a fixed rate of 3.475% per annum.

In July 2016, the Company entered into a commitment to refinance its $44 million mortgage secured by its Ridgeway shopping center in Stamford, CT on July 17, 2017, the first day the current Ridgeway mortgage can be repaid without penalty.  The new mortgage will be in the amount of $50 million and will have a term of 10 years and will require payment of principal and interest at the rate of LIBOR plus 1.90%.  Concurrent with entering into the commitment, the Company also entered into an interest rate swap contract which will convert the variable interest rate (based on LIBOR) to a fixed rate of 3.398% per annum.

In July 2016, the Company placed a $22.7 million mortgage secured by its newly acquired Newfield Green shopping center located in Stamford, CT.  The new mortgage has a term of fifteen years and requires payments of principal and interest at the fixed rate of 3.89% per annum.

In May 2016, the Company repaid a $7.5 million mortgage that was secured by its Bloomfield, NJ property.

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

Interest paid in the years ended October 31, 2016, 2015, and 2014 was approximately $13.1 million, $13.4 million and $10.3 million, respectively.

(6) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in three joint ventures, UB Ironbound, LP ("Ironbound"), Orangeburg and McLean Plaza, each of which owns a commercial retail real estate property. The Company has evaluated its investment in these three joint ventures and has concluded that the ventures are not Variable Interest Entities ("VIE or VIE's").  However the joint venture investments meet certain criteria of a sole general partner (or limited liability member) in accordance with ASC Topic 970-810 "Real Estate-Consolidation". The Company has determined that such joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in the ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company. The Company's investments in the consolidated joint ventures are more fully described below:

Ironbound (Ferry Plaza)

The Company, through a wholly-owned subsidiary, is the general partner and owns 84% of one consolidated limited partnership, Ironbound, which owns a grocery-anchored shopping center.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns an approximate 34.0% interest in Orangeburg, which owns a CVS Pharmacy anchored shopping center in Orangeburg, NY.  The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable.  The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock for each unit of Orangeburg ownership.  The annual cash distribution will be paid from available cash, as defined, of Orangeburg.  Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement.  Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $4.2 million in Orangeburg and as a result as of October 31, 2016 its ownership percentage has increased to 34.0% from approximately 2.92% at inception.

McLean Plaza

The Company, through a wholly-owned subsidiary, is the managing member and owns a 53% interest in McLean Plaza Associates, LLC, a limited liability company ("McLean"), which owns a grocery-anchored shopping center. The McLean operating agreement provides for the non-managing members to receive a fixed annual cash distribution equal to 5.05% of their invested capital.  The annual cash distribution is paid from available cash, as defined, of McLean.  The balance of available cash, if any, is fully distributable to the Company.  Upon liquidation, proceeds from the sale of McLean assets are to be distributed in accordance with the operating agreement.  The non-managing members are not obligated to make any additional capital contributions to the entity.

Noncontrolling interests:

The Company accounts for non-controlling interests in accordance with ASC Topic 810, "Consolidation". Because the limited partners or non-controlling members in Ironbound, Orangeburg and McLean Plaza have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value as the limited liability members have the right to force redemption of their units by the Company. The value of the Orangeburg and McLean redemption is based solely on the price of the Company's Class A Common stock on the date of redemption. For the years ended October 31, 2016 and 2015, the Company adjusted the carrying value of the non-controlling interests by $2.3 million and $(2.3) million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests (amounts in thousands):

	October 31,
	2016	2015

Beginning Balance	$15,955	$18,864
Initial McLean Plaza Noncontrolling Interest-Net	-	(615)
Change in Redemption Value	2,298	(2,294)

Ending Balance	$18,253	$15,955

(7) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2016 and 2015, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31,
	2016	2015

Chestnut Ridge and Plaza 59 Shopping Centers (50.0%)	$18,200	$18,248
Gateway Plaza (50%)	7,160	7,186
Putnam Plaza Shopping Center (66.67%)	5,970	6,686
Midway Shopping Center, L.P. (11.642%)	4,856	5,144
Applebee's at Riverhead (50%)	1,560	1,318
81 Pondfield Road Company (20%)	723	723
Total	$38,469	$39,305

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided equity interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York (together the "Riverhead Properties").  Gateway, a 198,500 square foot shopping center anchored by a 168,000 square foot Walmart which also has 27,000 square feet of in-line space that is partially leased and a newly constructed 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with an additional newly constructed 7,200 square foot pad site of which 7,200 square feet is leased.

Gateway is subject to a $13.1 million non-recourse first mortgage. The mortgage has a term of ten years and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut"), which is anchored by a Fresh Market grocery store, and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59"), which is anchored by a local food grocer.

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot grocery-anchored shopping center in Westchester County, New York. Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway, and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway but does not control the venture and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $6.2 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $29.3 million. The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided equity interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza"), which is anchored by a grocery store.

Putnam Plaza has a first mortgage payable in the amount of $19.5 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

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

(8) STOCKHOLDERS' EQUITY

Authorized Stock
The Company's Charter authorizes up to 200,000,000 shares of various classes of stock.  The total number of shares of authorized stock consists of 100,000,000 shares of Class A Common Stock, 30,000,000 shares of Common Stock,  50,000,000 shares of Preferred Stock, and 20,000,000 shares of Excess Stock.

Preferred Stock
The Series F Cumulative Preferred Stock is non-voting, has no stated maturity and is redeemable for cash at $25 per share at the Company's option on or after October 24, 2017.  The holders of our Series F Preferred Stock have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions, holders of the Series F Preferred Stock will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series F Preferred Stock, together with all of the Company's other series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured.  Upon the occurrence of a Change of Control, as defined in the Company's Articles Supplementary to the Charter, the holders of the Series F Preferred Stock will have the right to convert all or part of the shares of Series F Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A Common Stock. Underwriting commissions and costs incurred in connection with the sale of the Series F Preferred Stock are reflected as a reduction of additional paid in capital.

The Series G Cumulative Preferred Stock is nonvoting, has no stated maturity and is redeemable for cash at $25 per share at the Company's option on or after October 28, 2019. The holders of our Series G Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series G Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series G Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles Supplementary to the Charter, the holders of the Series G Preferred Stock will have the right to convert all or part of the shares of Series G Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A Common stock. Underwriting commissions and costs incurred in connection with the sale of the Series G Preferred Stock are reflected as a reduction of additional paid in capital.

In November 2014, we redeemed all of the outstanding shares of our 7.5% Series D Cumulative Preferred Stock with a liquidation preference $25 per share. As a result we recognized a loss of $1.87 million on our consolidated statement of income for the fiscal year ended October 31, 2014, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

Common Stock
In July and August 2016, the Company sold 3,162,500 shares of Class A Common Stock in an underwritten follow-on common stock offering for $23.29 per share and raised net proceeds of $73.7 million.

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

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2016, the Company issued 4,988 shares of Common Stock and 5,854 shares of Class A Common Stock (5,326 shares of Common Stock and 6,104 shares of Class A Common Stock in fiscal 2015) through the DRIP.  As of October 31, 2016, there remained 347,639 shares of Common Stock and 404,315 shares of Class A Common Stock available for issuance under the DRIP.

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

The Company has repurchased 4,600 shares of Common Stock and 913,331 shares of Class A Common Stock under the Program.  For the year ended October 31, 2016, the Company did not repurchase any shares under the Program.

(9) STOCK COMPENSATION AND OTHER BENEFIT PLANS

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

In fiscal 2016, the Company awarded 152,100 shares of Common Stock and 95,600 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2016 was approximately $4.5 million. As of October 31, 2016, there was $12.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.7 years. For the years ended October 31, 2016, 2015 and 2014, amounts charged to compensation expense totaled $4,426,000, $4,121,000 and $4,088,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2016, and changes during the year ended October 31, 2016 is presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2015	1,281,850	$16.58	373,850	$19.37
Granted	152,100	$17.95	95,600	$18.84
Vested	(175,950)	$16.35	(84,200)	$18.64
Forfeited	-	$-	(650)	$19.31
Non-vested at October 31, 2016	1,258,000	$16.77	384,600	$19.40

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $187,000, $150,000 and $150,000 in each of the three years ended October 31, 2016, 2015 and 2014, respectively. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

(10) FAIR VALUE MEASUREMENTS

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

·	Level 1- Quoted prices for identical instruments in active markets

·
Level 2- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable

·	Level 3- Valuations derived from valuation techniques in which significant value drivers are unobservable

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2016 and 2015, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2016 and 2015 (amounts in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fiscal Year Ended October 31, 2016

Liabilities:
Interest Rate Swap Agreements	$1,304	$-	$1,304	$-

Redeemable noncontrolling interests	$18,253	$14,407	$-	$3,846

Fiscal Year Ended October 31, 2015

Liabilities:
Interest Rate Swap Agreements	$1,230	$-	$1,230	$-

Redeemable noncontrolling interests	$15,955	$13,104	$-	$2,851

Fair market value measurements based upon Level 3 inputs changed from $9,062 at November 1, 2014 to $2,851 at October 31, 2015 as a result of a $77 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810 and the transfer in the amount of $6,134 of the noncontrolling interest in McLean to Level 1.  During the quarter ended January 31, 2015, McLean was converted to a limited liability company from a general partnership. One of the results of this conversion is that the noncontrolling equity interests in McLean can only be redeemed for shares of the Company's Class A Common stock or for cash based on the value of the Company's Class A Common stock.  In accordance with ASC 810, the noncontrolling interest will now be valued as a Level 1 measurement.   Fair market value measurements based upon Level 3 inputs changed from $2,851 at November 1, 2015 to $3,846 at October 31, 2016 as a result of a $995 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, mortgage note receivable, tenant receivables, prepaid expenses, other assets, accounts payable and accrued expenses, are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the Facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Mortgage notes payable that were assumed in property acquisitions were recorded at their fair value at the time they were assumed.

The estimated fair value of mortgage notes payable and other loans was approximately $287 million and $266 million at October 31, 2016 and October 31, 2015, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at year-end risk adjusted borrowing rates currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy.  When the Company acquires a property it is required to fair value all of the assets and liabilities, including intangible assets and liabilities, relating to the property's in-place leases (see Note 1).  Those fair value measurements fall within Level 3 of the fair value hierarchy.

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

At October 31, 2016, the Company had commitments of approximately $5.3 million for tenant-related obligations.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2016 and 2015 are as follows (in thousands, except per share data):

	Year Ended October 31, 2016				Year Ended October 31, 2015
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	Jul 31	Oct 31	Jan 31	Apr 30	Jul 31	Oct 31

Revenues	$27,451	$29,166	$28,276	$31,899	$28,506	$30,050	$28,819	$27,937

Income from Continuing Operations	$6,672	$8,556	$8,827	$10,550	$6,164	$7,478	$8,785	$27,785

Net Income Attributable to Urstadt Biddle Properties Inc.	$6,447	$8,339	$8,610	$10,320	$6,011	$7,247	$8,441	$27,565

Preferred Stock Dividends	(3,570)	(3,570)	(3,570)	(3,570)	(3,894)	(3,570)	(3,571)	(3,570)

Net Income Applicable to Common and Class A Common Stockholders	$2,877	$4,769	$5,040	$6,750	$2,117	$3,677	$4,870	$23,995

Per Share Data:
Net Income from Continuing Operations- Basic:
Class A Common Stock	$0.09	$0.14	$0.15	$0.18	$0.06	$0.11	$0.15	$0.72
Common Stock	$0.08	$0.13	$0.13	$0.16	$0.06	$0.10	$0.13	$0.64

Net Income from Continuing Operations- Diluted:
Class A Common Stock	$0.08	$0.14	$0.15	$0.18	$0.06	$0.11	$0.15	$0.70
Common Stock	$0.08	$0.12	$0.13	$0.16	$0.06	$0.10	$0.13	$0.62

Amounts may not equal full year results due to rounding.

(13) SUBSEQUENT EVENTS

On December 15, 2016, the Board of Directors of the Company declared cash dividends of $0.235 for each share of Common Stock and $0.265 for each share of Class A Common Stock.  The dividends are payable on January 20, 2017 to stockholders of record on January 6, 2017. The Board of Directors also ratified the actions of the Company's compensation committee authorizing awards of 96,225 shares of Common Stock and 152,100 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 2, 2017, pursuant to the Company's restricted stock plan.  The fair value of the shares awarded totaling $5.2 million will be charged to expense over the respective vesting periods.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These consolidated financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 12, 2017 expressed an unqualified opinion thereon.

New York, New York January 12, 2017	/s/ PKF O'Connor Davies, LLP

URSTADT BIDDLE PROPERTIES INC.
October 31, 2016
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Totals	Accumulated Depreciation (b)	Date Constructed/ Acquired	Life on which depreciation for building and improvements in latest income statement is computed (c)
Real Estate Subject to Operating Leases (a):
Office Buildings:
Greenwich, CT	$-	$708	$1,641	$-	$341	$708	$1,982	$2,690	$759	2001	31.5
Greenwich, CT	-	488	1,139	-	434	488	1,573	2,061	522	2000	31.5
Greenwich, CT	-	570	2,359	-	700	570	3,059	3,629	1,420	1998	31.5
Greenwich, CT	-	199	795	-	517	199	1,312	1,511	516	1993	31.5
Greenwich, CT	-	111	444	-	294	111	738	849	344	1994	31.5
Bernardsville, NJ	-	721	2,880	(24)	(41)	697	2,839	3,536	298	2012	39
	-	2,797	9,258	(24)	2,245	2,773	11,503	14,276	3,859
Retail Properties:
Bronxville, NY	-	60	239	95	776	155	1,015	1,170	185	2009	39
Yonkers, NY	-	30	121	183	734	213	855	1,068	154	2009	39
Yonkers, NY	-	30	121	85	341	115	462	577	83	2009	39
New Milford, CT	-	2,114	8,456	71	586	2,185	9,042	11,227	1,959	2008	39
New Milford, CT	46	4,492	17,967	166	2,106	4,658	20,073	24,731	3,220	2010	39
Newark, NJ	10,788	5,252	21,023	-	1,623	5,252	22,646	27,898	4,980	2008	39
Waldwick, NJ	-	1,266	5,064	-	(1)	1,266	5,063	6,329	1,158	2007	39
Emerson NJ	536	3,633	14,531	-	1,524	3,633	16,055	19,688	4,049	2007	39
Monroe, CT	-	765	3,060	-	135	765	3,195	3,960	795	2007	39
Pelham, NY	-	1,694	6,843	-	148	1,694	6,991	8,685	1,849	2006	39
Stratford, CT	26,250	10,173	40,794	(94)	11,055	10,079	51,849	61,928	16,238	2005	39
Yorktown Heights, NY	-	5,786	23,221	-	9,967	5,786	33,188	38,974	7,481	2005	39
Rye, NY	-	909	3,637	-	439	909	4,076	4,985	1,316	2004	39
Rye, NY	1,374	483	1,930	-	8	483	1,938	2,421	620	2004	39
Rye, NY	619	239	958	-	87	239	1,045	1,284	373	2004	39
Rye, NY	1,411	695	2,782	-	20	695	2,802	3,497	894	2004	39
Somers, NY	-	4,318	17,268	-	261	4,318	17,529	21,847	5,933	2003	39
Westport, CT	12	2,076	8,305	-	368	2,076	8,673	10,749	3,075	2003	39
White Plains, NY	-	8,065	32,258	(1)	9,868	8,064	42,126	50,190	12,867	2003	39
Orange, CT	-	2,320	10,564	-	1,483	2,320	12,047	14,367	4,606	2003	39
Stamford, CT	44,282	17,964	71,859	-	7,846	17,964	79,704	97,668	30,586	2002	39
Danbury, CT	-	2,459	4,566	-	1,781	2,459	6,347	8,806	2,522	2002	39
Briarcliff, NY	-	2,222	5,185	1,234	8,473	3,456	13,658	17,114	2,586	2001	40
Somers, NY	-	1,833	7,383	-	1,055	1,833	8,438	10,271	4,393	1999	31.5
Briarcliff, NY	-	380	1,531	-	357	380	1,888	2,268	913	1999	40
Briarcliff, NY	15,541	2,300	9,708	2	3,042	2,302	12,750	15,052	5,732	1998	40
Ridgefield, CT	-	900	3,793	-	1,649	900	5,442	6,342	2,030	1998	40
Darien, CT	16,082	4,260	17,192	-	960	4,260	18,152	22,412	8,375	1998	40
Eastchester, NY	-	1,500	6,128	-	2,734	1,500	8,862	10,362	3,725	1997	31
Danbury, CT	28	3,850	15,811	-	4,570	3,850	20,381	24,231	11,524	1995	31.5
Carmel, NY	-	1,488	5,973	-	972	1,488	6,945	8,433	3,803	1995	31.5
Somers, NY	-	821	2,600	-	607	821	3,207	4,028	1,611	1992	31.5
Wayne, NJ	215	2,492	9,966	-	1,835	2,492	11,801	14,293	6,511	1992	31
Newington, NH	-	728	1,997	-	1,783	728	3,780	4,508	2,968	1979	40
Katonah, NY	-	1,704	6,816	-	112	1,704	6,928	8,632	1,196	2010	39
Fairfield, CT	-	3,393	13,574	153	1,238	3,546	14,812	18,358	1,817	2011	39
New Milford, CT	-	2,168	8,672	-	57	2,168	8,729	10,897	1,250	2011	39
Eastchester, NY	-	1,800	7,200	78	479	1,878	7,679	9,557	962	2012	39
Orangetown, NY	6,335	3,200	12,800	30	4,626	3,230	17,426	20,656	1,745	2012	39
Greenwich, CT	4,835	1,600	6,401	27	566	1,627	6,967	8,594	641	2013	39
Various	-	1,134	4,928	79	325	1,213	5,253	6,466	644	2013	39
Greenwich, CT	6,031	1,998	7,994	53	275	2,051	8,269	10,320	722	2013	39
New Providence, NJ	19,514	6,970	27,880	463	3,032	7,433	30,912	38,345	2,916	2013	39
Chester, NJ	-	570	2,280	(34)	(137)	536	2,143	2,679	214	2012	39
Bethel, CT	-	1,800	7,200	(18)	(49)	1,782	7,151	8,933	519	2014	39
Bloomfield, NJ	-	2,201	8,804	218	1,631	2,419	10,435	12,854	687	2014	39
Boonton, NJ	7,427	3,670	14,680	14	57	3,684	14,737	18,421	1,070	2014	39
Yonkers, NY	5,000	3,060	12,240	333	1,331	3,393	13,571	16,964	706	2014	39
Greenwich, CT	8,036	3,223	12,893	6	132	3,229	13,025	16,254	702	2014	40
Greenwich, CT	15,599	6,257	25,029	27	364	6,284	25,393	31,677	1,438	2014	40
Midland Park, NJ	21,105	8,740	34,960	(44)	(6)	8,696	34,954	43,650	1,726	2015	39
Pompton Lakes, NJ	19,935	8,140	32,560	33	326	8,173	32,886	41,059	1,615	2015	39
Wyckoff, NJ	8,378	3,490	13,960	17	102	3,507	14,062	17,569	693	2015	39
Kinnelon, NJ	11,151	4,540	18,160	(29)	3,826	4,511	21,986	26,497	1,066	2015	39
Fort Lee, NJ	-	798	3,192	(14)	(56)	784	3,137	3,921	115	2015	39
Harrison, NY	-	2,000	8,000	(10)	283	1,990	8,283	10,273	449	2015	39
Stamford, CT	22,486	9,068	36,260	-	-	9,068	36,260	45,328	232	2016	39
Stamford, CT	-	2,659	10,635	-	-	2,659	10,635	13,294	-	2016	39

	273,016	181,780	719,952	3,123	97,707	184,903	817,659	1,002,562	182,239

Total	$273,016	$184,577	$729,210	$3,099	$99,952	$187,676	$829,162	$1,016,838	$186,098

URSTADT BIDDLE PROPERTIES INC.
October 31, 2016
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2016	2015	2014
(a) RECONCILIATION OF REAL ESTATE - OWNED SUBJECT TO OPERATING LEASES

Balance at beginning of year	$941,690	$830,304	$732,159
Property improvements during the year	18,666	12,891	19,239
Properties acquired during the year	58,737	138,720	101,055
Properties sold during the year	-	(38,364)	(20,299)
Property assets fully depreciated and written off	(2,255)	(1,861)	(1,850)
Balance at end of year	$1,016,838	$941,690	$830,304

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$165,660	$161,187	$155,272
Provision during the year charged to income	22,693	22,096	18,721
Property sold during the year	-	(15,762)	(10,956)
Property assets fully depreciated and written off	(2,255)	(1,861)	(1,850)
Balance at end of year	$186,098	$165,660	$161,187

(c) Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d) The depreciation provision represents the expense calculated on real property only.
(e) The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $846 million at October 31, 2016.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2016
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (c) and (d):

COL. A	COL. B		COL. C	COL. D	COL. E	COL. F
Description	Interest Rate		Final Maturity Date	Periodic Payment Terms	Remaining Face Amount of Mortgages (b)	Carrying Amount of Mortgages (a)
	Coupon	Effective
Retail Property:
Rockland County, NY	3.779%	3.779%	October 10, 2017	Interest Only - Monthly	$13,500	$13,500
TOTAL MORTGAGE LOANS ON REAL ESTATE					$13,500	$13,500

Interest is one month LIBOR plus 3.25% per annum.

NOTES TO SCHEDULE IV

(a)	Reconciliation of Mortgage Loans on Real Estate

	Year Ended October 31,
	2016	2015	2014
Balance at beginning of period:	$-	$-	$-
Additions during period:
New mortgage loans	13,500	-	-
Deductions during the current period:
Collections of principal and amortization of discounts	-	-	-
Balance at end of period:	$13,500	$-	$-

(b)	The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c)	At October 31, 2016 no mortgage loans were delinquent in payment of currently due principal or interest.
(d)	There are no prior liens for any of the mortgage loans on real estate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

Dated: January 13, 2017	/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

Dated: January 13, 2017	/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt Charles J. Urstadt Chairman and Director	January 13, 2017

/s/ Willing L. Biddle Willing L. Biddle President, Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2017

/s/ John T. Hayes John T. Hayes Senior Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 13, 2017

/s/ Kevin J. Bannon Kevin J. Bannon Director	January 13, 2017

/s/ Catherine U. Biddle Catherine U. Biddle Director	January 13, 2017

/s/ Richard Grellier Richard Grellier Director	January 13, 2017

/s/ George H.C. Lawrence George H. C. Lawrence Director	January 13, 2017

/s/ Robert J. Mueller Robert J. Mueller Director	January 13, 2017

/s/ Charles D. Urstadt Charles D. Urstadt Director	January 13, 2017

/s/ Bryan O. Colley Bryan O. Colley Director	January 13, 2017

/s/ Noble Carpenter Noble Carpenter Director	January 13, 2017

Exhibit Index

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

4.1	Common Stock: See Exhibits 3.1 (a)-(l) hereto.

4.2
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated July 24, 2008 (SEC File No. 001-12803)).

4.3	Series F Preferred Shares: See Exhibits 3.1 (a)-(l) hereto.

4.4	Series G Preferred Shares: See Exhibits 3.1 (a)-(l) hereto.

10.1
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016 (SEC File No. 001-12803)). #

10.2
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Directors ) effective as of December 7, 2011 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended October 31, 2011 (SEC File No. 001-12803)). #

10.3
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) effective as of December 10, 2008 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended October 31, 2008 (SEC File No. 001-12803)). #

10.4
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants ( Non-Employee Directors and Employee Directors ) effective as of November 7, 2007 (incorporated by reference to Exhibits 10.19 and 10.20 of the Company's Annual Report on Form 10-K for the year ended October 31, 2007 (SEC File No. 001-12803)).#

10.5
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

10.6
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 15, 2008 (SEC File No. 001-12803)). #

10.7
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 17, 2008 (SEC File No. 001-12803)). #

10.8
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated March 31, 2014 (SEC File No. 001-12803)). #

10.9
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 27, 2012 (SEC File No. 001-12803)).

10.10
Amended and Restated Credit Agreement, dated August 23, 2016, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and BMO Capital Markets, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 26, 2016 (SEC File No. 001-12803)).

12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

21	List of the Company's subsidiaries.*

23	Consent of PKF O'Connor Davies, LLP.*

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Willing L. Biddle.*

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by John T. Hayes.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Willing L. Biddle and John T. Hayes.**

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.*

#            Management contract, compensation Plan arrangement.
*       Filed herewith.
**     Furnished herewith.