Form 10-Q
period 2017-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2017-03-10
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

As of March 6, 2017 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,661,247 Common Shares, par value $.01 per share, and 29,730,327 Class A Common Shares, par value $.01 per share.

Index

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2017 (Unaudited) and October 31, 2016.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2017 and 2016.

Consolidated Statements of Comprehensive Income (Unaudited) – Three months ended January 31, 2017 and 2016.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2017 and 2016.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2017.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31, 2017	October 31, 2016
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,028,208	$1,016,838
Less: Accumulated depreciation	(191,689)	(186,098)
	836,519	830,740
Investments in and advances to unconsolidated joint ventures	38,311	38,469
Mortgage note receivable	13,500	13,500
	888,330	882,709

Cash and cash equivalents	5,042	7,271
Restricted cash	1,931	2,024
Tenant receivables	23,257	18,890
Prepaid expenses and other assets	18,371	13,338
Deferred charges, net of accumulated amortization	7,890	7,092
Total Assets	$944,821	$931,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$23,000	$8,000
Mortgage notes payable and other loans	271,500	273,016
Accounts payable and accrued expenses	5,943	4,977
Deferred compensation – officers	92	130
Other liabilities	28,666	27,915
Total Liabilities	329,201	314,038

Redeemable Noncontrolling Interests	18,934	18,253

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,661,247 and 9,507,973 shares issued and outstanding	98	96
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,730,327 and 29,633,520 shares issued and outstanding	297	296
Additional paid in capital	510,518	509,660
Cumulative distributions in excess of net income	(121,508)	(114,091)
Accumulated other comprehensive income/(loss)	2,906	(1,303)
Total Stockholders' Equity	596,686	599,033
Total Liabilities and Stockholders' Equity	$944,821	$931,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2017	2016

Revenues
Base rents	$21,112	$20,072
Recoveries from tenants	7,073	6,372
Lease termination income	24	42
Other income	861	965
Total Revenues	29,070	27,451

Expenses
Property operating	5,148	4,767
Property taxes	4,848	4,623
Depreciation and amortization	6,581	5,688
General and administrative	2,455	2,462
Provision for tenant credit losses	78	239
Acquisition costs	103	80
Directors' fees and expenses	83	83
Total Operating Expenses	19,296	17,942

Operating Income	9,774	9,509

Non-Operating Income (Expense):
Interest expense	(3,257)	(3,271)
Equity in net income from unconsolidated joint ventures	514	383
Interest, dividends and other investment income	173	51
Net Income	7,204	6,672

Noncontrolling interests:
Net income attributable to noncontrolling interests	(222)	(225)
Net income attributable to Urstadt Biddle Properties Inc.	6,982	6,447
Preferred stock dividends	(3,570)	(3,570)

Net Income Applicable to Common and Class A Common Stockholders	$3,412	$2,877

Basic Earnings Per Share:
Per Common Share:	$0.08	$0.08
Per Class A Common Share:	$0.09	$0.09

Diluted Earnings Per Share:
Per Common Share:	$0.08	$0.08
Per Class A Common Share:	$0.09	$0.08

Dividends Per Share:
Common	$0.235	$0.23
Class A Common	$0.265	$0.26

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2017	2016

Net Income	$7,204	$6,672

Other comprehensive income/(loss):
Change in unrealized income/(loss) on interest rate swaps	4,209	(459)

Total comprehensive income	11,413	6,213
Comprehensive income attributable to noncontrolling interests	(222)	(225)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	11,191	5,988
Preferred stock dividends	(3,570)	(3,570)

Total comprehensive income applicable to Common and Class A Common Stockholders	$7,621	$2,418

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$7,204	$6,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,581	5,688
Straight-line rent adjustment	(238)	(211)
Provision for tenant credit losses	78	239
Restricted stock compensation expense and other adjustments	810	1,117
Deferred compensation arrangement	(38)	(45)
Equity in net (income) of unconsolidated joint ventures	(514)	(383)
Distributions of operating income from unconsolidated joint ventures	514	383
Changes in operating assets and liabilities:
Tenant receivables	(4,207)	(514)
Accounts payable and accrued expenses	5,175	2,776
Other assets and other liabilities, net	(3,923)	(6,312)
Restricted Cash	94	(131)
Net Cash Flow Provided by Operating Activities	11,536	9,279

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(8,852)	-
Investments in and advances to unconsolidated joint ventures	(138)	-
Deposits on acquisition of real estate investment	(2,500)	(479)
Return of deposits on acquisition of real estate investments	500	640
Improvements to properties and deferred charges	(2,643)	(5,927)
Distributions to noncontrolling interests	(222)	(225)
Return of capital from unconsolidated joint ventures	271	298
Net Cash Flow (Used in) Investing Activities	(13,584)	(5,693)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(10,148)	(9,066)
Dividends paid -- Preferred Stock	(3,570)	(3,570)
Principal repayments on mortgage notes payable	(1,512)	(1,457)
Repayment of revolving credit line borrowings	-	(3,000)
Proceeds from revolving credit line borrowings	15,000	10,000
Net proceeds from the issuance of Common and Class A Common Stock	49	57
Net Cash Flow (Used In) Financing Activities	(181)	(7,036)

Net (Decrease) In Cash and Cash Equivalents	(2,229)	(3,450)
Cash and Cash Equivalents at Beginning of Period	7,271	6,623

Cash and Cash Equivalents at End of Period	$5,042	$3,173

Supplemental Cash Flow Disclosures:
Interest Paid	$3,199	$3,253

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock A Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances - October 31, 2016	5,175,000	$129,375	3,000,000	$75,000	9,507,973	$96	29,633,520	$296	$509,660	$(114,091)	$(1,303)	$599,033
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	3,412	-	3,412
Change in unrealized income/loss on interest rate swap	-	-	-	-	-	-	-	-	-	-	4,209	4,209
Cash dividends paid :
Common stock ($0.235 per share)	-	-	-	-	-	-	-	-	-	(2,270)	-	(2,270)
Class A common stock ($0.265 per share)	-	-	-	-	-	-	-	-	-	(7,878)	-	(7,878)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,174	-	1,282	-	51	-	-	51
Shares issued under restricted stock plan	-	-	-	-	152,100	2	96,225	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(700)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	810	-	-	810
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(681)	-	(681)
Balances - January 31, 2017	5,175,000	$129,375	3,000,000	$75,000	9,661,247	$98	29,730,327	$297	$510,518	$(121,508)	$2,906	$596,686

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2017, the Company owned or had equity interests in 76 properties containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2016.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The balance sheet at October 31, 2016 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2017 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2017. As of January 31, 2017, the fiscal tax years 2013 through and including 2016 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of January 31, 2017, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At January 31, 2017, the Company had approximately $34.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.79% per annum. As of January 31, 2017, the Company had a deferred liability of $711,000 (included in accounts payable and accrued expense on the consolidated balance sheets) and a deferred asset of $562,000 (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.

In addition, in June 2016, the Company entered into a $50 million mortgage loan commitment with a lender to refinance the Company's secured mortgage on its Ridgeway property located in Stamford, CT in July 2017.  In conjunction with entering into the mortgage commitment, the Company simultaneously executed with the same lender an interest rate swap contract with a $50 million notional amount that will take effect on July 17, 2017 and will be co-terminus with the new Ridgeway mortgage loan.  Such interest rate swap will convert the LIBOR-based variable rate on the new Ridgeway mortgage loan to a fixed annual rate of 3.398%. As of January 31, 2017, the Company had a deferred asset of $3,055,000 (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swap applicable to the Ridgeway mortgage loan.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges. At January 31, 2017, accumulated other comprehensive income/(loss) consisted of net unrealized gains on interest rate swap agreements of $2.9 million.  At October 31, 2016, accumulated other comprehensive income/(loss) consisted of net unrealized (losses) on interest rate swap agreements of approximately $(1.3) million. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2017.

Acquisitions of Real Estate Investments, Capitalization Policy and Depreciation

Acquisition of Real Estate Investments:
In January 2017, the FASB issued an ASU 2017-01 that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.

The Company early adopted this accounting standard effective November 1, 2016. As a result of this adoption, we evaluated one real estate acquisition completed during the first quarter of 2017 under the new framework and determined that the asset acquired did not meet the definition of a business. Accordingly, we accounted for this transaction as an asset acquisition. Refer to Note 2 – "Real Estate Investments" to our consolidated financial statements for a further discussion regarding this acquisition.

Evaluation of business combination or asset acquisition:

The Company evaluates each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

• Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or

• The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction).

An acquired process is considered substantive if:

• The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process;

• The process cannot be replaced without significant cost, effort, or delay; or

• The process is considered unique or scarce.

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

For acquisitions of real estate or in-substance real estate, prior to the adoption of ASU 2017-01, which are accounted for as business combinations, we recognize the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases and other intangible assets or liabilities), liabilities assumed, noncontrolling interests and previously existing ownership interests at fair value as of the acquisition date. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill. Acquisition costs related to the business combinations are expensed as incurred.

Acquisitions of real estate and in-substance real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. In addition, because the accounting model for asset acquisitions is a cost accumulation model, pre-existing interests in the acquired assets, if any, are not re-measured to fair value but continue to be accounted for at their historical basis.  The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions as we utilize to determine fair value in a business combination.

The value of tangible assets acquired is based upon our estimation of value on an "as if vacant" basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.

The values of acquired above- and below-market leases are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

Capitalization Policy:
Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Depreciation:
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

The Company previously entered into a contract to sell its White Plains property and in April 2016, the Company satisfied the remaining contingency under the sale contract and expects to close on the sale of the property later in fiscal 2017.  In accordance with ASC Topic 360-10-45, the asset met all of the criteria to be classified as held for sale beginning in April 2016, but because the net book value of the White Plains asset is insignificant to financial statement presentation, the Company will not include the asset as held for sale on the consolidated balance sheet for all periods presented.

The operating results of the White Plains property which is included in continuing operations was as follows (amounts in thousands):

	Three Months Ended January 31,
	2017	2016
Revenues	$-	$95
Property operating expense	(256)	(328)
Depreciation and amortization	-	(286)
Net Income	$(256)	$(519)

Index

Revenue Recognition
Revenues from operating leases include revenues from properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At January 31, 2017 and October 31, 2016, $17,064,000 and $16,829,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2017 and October 31, 2016, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,152,000 and $4,097,000, respectively.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended January 31,
	2017	2016
Numerator
Net income applicable to common stockholders – basic	$690	$628
Effect of dilutive securities:
Restricted stock awards	32	28
Net income applicable to common stockholders – diluted	$722	$656

Denominator
Denominator for basic EPS – weighted average common shares	8,382	8,240
Effect of dilutive securities:
Restricted stock awards	533	496
Denominator for diluted EPS – weighted average common equivalent shares	8,915	8,736

Numerator
Net income applicable to Class A common stockholders-basic	$2,722	$2,249
Effect of dilutive securities:
Restricted stock awards	(32)	(28)
Net income applicable to Class A common stockholders – diluted	$2,690	$2,221

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,311	26,080
Effect of dilutive securities:
Restricted stock awards	128	94
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,439	26,174

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Three Months Ended January 31,
	2017	2016
Ridgeway Revenues	11.9%	11.6%
All Other Property Revenues	88.1%	88.4%
Consolidated Revenue	100.0%	100.0%

	January 31, 2017	October 31, 2016
Ridgeway Assets	7.7%	7.6%
All Other Property Assets	92.3%	92.4%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three months ended January 31, 2017 or the year ended October 31, 2016.

	January 31, 2017	October 31, 2016
Ridgeway Percent Leased	97%	98%

	Three Months Ended January 31,
	2017	2016
The Stop & Shop Supermarket Company	19%	19%
Bed, Bath & Beyond	14%	14%
Marshall's Inc., a division of the TJX Companies	11%	11%
All Other Tenants at Ridgeway (Note 2)	56%	56%
Total	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statement (In Thousands):	Three Months Ended January 31, 2017
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,465	$25,605	$29,070
Operating Expenses	$1,086	$8,910	$9,996
Interest Expense	$612	$2,645	$3,257
Depreciation and Amortization	$1,111	$5,470	$6,581
Income from Continuing Operations	$656	$6,326	$6,982

Income Statement (In Thousands):	Three Months Ended January 31, 2016
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,154	$24,297	$27,451
Operating Expenses	$891	$8,499	$9,390
Interest Expense	$627	$2,644	$3,271
Depreciation and Amortization	$588	$5,100	$5,688
Income from Continuing Operations	$1,048	$5,399	$6,447

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

Index

New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies for all annual periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period.  In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, the amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transaction, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The Company is currently assessing the potential impact that the adoption of ASU 2014-09 and ASU 2016-08 will have on its consolidated financial statements.  While we are still completing the assessment of the impact of ASU 2014-09 and ASU 2016-08 on our consolidated financial statements, we believe the majority of our revenue falls outside of the scope of this guidance.

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

In August 2016, the FASB issued ASU 2016-15 that provides guidance, amongst other things, on classification of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received: (i) the "cumulative earnings" approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities, and (ii) the "nature of the distribution" approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. Companies will elect either the "cumulative earnings" or the "nature of the distribution" approach. Entities that elect the "nature of the distribution" approach but lack the information to apply it will apply the cumulative earnings approach as an accounting change on a retrospective basis. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively (exceptions apply). We are currently assessing the effect that ASU 2016-15 will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 that clarified the definition of a business. The ASU 2017-01 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 on November 1, 2016. Refer to "Acquisitions of Real Estate Investments, Capitalization Policy and Depreciation" above for a discussion of this new accounting pronouncement.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of January 31, 2017.

Index

(2) REAL ESTATE INVESTMENTS

The Company is currently under contract to purchase, for $7.1 million, a 36,500 square foot grocery anchored shopping center located in its primary marketplace.  The Company will fund the acquisition with available cash, the assumption of a mortgage note secured by the property, in the approximate amount of $3.3 million, and borrowings on its Unsecured Revolving Credit Facility (the "Facility") (see note 3).

In January 2017, the Company purchased for $9.0 million, a 38,800 square foot grocery anchored shopping center located in Derby, CT ("Derby Property").  The Company funded the purchase with a combination of available cash and borrowings on its Facility.

The Company evaluated the above transaction, under the new framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01, which the Company early-adopted effective November 1, 2016. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions (see note 1).

Accordingly, the Company accounted for the purchase of the Derby Property as an asset acquisition and allocated the total cash consideration, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

Prior to adopting ASU 2017-01, The Company acquired two properties in fiscal 2016, which were accounted for as business combinations as required by ASC Topic 805.  ASC Topic 805 required the fair value of the real estate purchased to be allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and identified intangible assets and liabilities (consisting of above-market and below-market leases and in-place leases).  Acquisition costs related to the business combinations were expensed as incurred.

The Company is currently in the process of analyzing the fair value of the acquired assets and liabilities for the Newfield Green and High Ridge Road properties acquired in 2016 and consequently, the purchase price allocation is preliminary and may be subject to change.

For the three month periods ended January 31, 2017 and 2016, the net amortization of above-market and below-market leases was approximately $15,000 and $89,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

(3) MORTGAGE NOTE RECEIVABLE

In October 2016, the Company, though a wholly-owned subsidiary originated a loan in the amount of $13.5 million secured by a first mortgage on a shopping center located in Rockland County, NY.  The loan requires payments to the Company of interest only recognized on the effective yield method at the rate of one-month LIBOR plus 3.25% per annum.  The loan has a maturity date of October 10, 2017.

Index

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agent).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company's option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at January 31, 2017.

During the three months ended January 31, 2017, the Company borrowed $15.0 million on the Facility to fund capital improvements and property acquisitions.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 33.5% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $4.1 million in Orangeburg, and as a result, as of January 31, 2017 the Company's ownership percentage has increased to 33.5% from approximately 2.92% at inception.

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

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, "Consolidation." Because the limited partners or noncontrolling members in Ironbound, Orangeburg and McLean have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg and McLean redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the three months ended January 31, 2017 and  2016, the Company increased/(decreased) the carrying value of the noncontrolling interests by $681,000 and $926,000 respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at January 31, 2017 and October 31, 2016 (amounts in thousands):

	January 31, 2017	October 31, 2016
Beginning Balance	$18,253	$15,955
Change in Redemption Value	681	2,298
Ending Balance	$18,934	$18,253

Index

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2017 and October 31, 2016 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	January 31, 2017	October 31, 2016
Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,114	$18,200
Gateway Plaza (50%)	7,056	7,160
Putnam Plaza Shopping Center (66.67%)	5,962	5,970
Midway Shopping Center, L.P. (11.642%)	4,748	4,856
Applebee's at Riverhead (50%)	1,708	1,560
81 Pondfield Road Company (20%)	723	723
Total	$38,311	$38,469

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 198,500 square foot shopping center, is anchored by a 168,000 square foot Walmart, which also has 27,000 square feet of in-line space that is partially leased and a newly constructed 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with a newly constructed 7,200 square foot pad site that is leased.

Gateway is subject to a $13.0 million non-recourse first mortgage payable.  The mortgage matures on March 31, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $29.1 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut"), which is anchored by a Fresh Market grocery store, and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59"), which is anchored by a local grocer.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza") located in Carmel, New York, which is anchored by a Tops grocery store.

Putnam Plaza is subject to a first mortgage payable in the amount of $19.4 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

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

(7)  STOCKHOLDERS' EQUITY

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

During the three months ended January 31, 2017, the Company awarded 152,100 shares of Common Stock and 96,225 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2017 was approximately $5.2 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of January 31, 2017, and changes during the three months ended January 31, 2017 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2016	1,258,000	$16.77	384,600	$19.40
Granted	152,100	$19.28	96,225	$24.07
Vested	(135,950)	$17.21	(62,150)	$19.81
Forfeited	-	$-	(700)	$21.15
Non-vested at January 31, 2017	1,274,150	$17.02	417,975	$20.61

As of January 31, 2017, there was $16.9 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.1 years.  For the three month periods ended January 31, 2017 and 2016 amounts charged to compensation expense totaled $944,000 and $1,092,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.

The Company has repurchased 4,600 shares of Common Stock and 913,331 shares of Class A Common Stock under the Program.  For the three months ended January 31, 2017 and 2016, the Company did not repurchase any shares of stock under the Program.

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

Index

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs"). The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2016 and January 31, 2017, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2017
Assets:
Interest Rate Swap Agreement	$2,907	$-	$$2,907	$-

Liabilities:
Redeemable noncontrolling interests	$18,934	$15,126	$-	$3,808

October 31, 2016

Liabilities:
Interest Rate Swap Agreement	$1,304	$-	$1,304	$-
Redeemable noncontrolling interests	$18,253	$14,407	$-	$3,846

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $2,851 at October 31, 2015 to $3,846 at October 31, 2016 as a result of a $995 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $3,846 at October 31, 2016 to $3,808 at January 31, 2017 as a result of a $(38) decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, restricted cash, mortgage note receivable, tenant receivables, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the Facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Mortgage notes payable that were assumed in property acquisitions were recorded at their fair value at the time they were assumed.

The estimated fair value of mortgage notes payable and other loans was approximately $275 million at January 31, 2017 and $287 million at October 31, 2016, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2016, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(9) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2017, the Company had commitments of approximately $5.1 million for capital improvements to its properties and tenant-related obligations.

Index

(10) SUBSEQUENT EVENTS

Investment Property Acquisitions:
In February 2017, the Company entered into a contract to acquire an approximate 4.1% equity interest in a newly-formed entity that will own a shopping center and two free-standing single tenant commercial properties, all located in the Company's primary marketplace.  All three of these properties will be contributed to the newly-formed entity by the current owners along with mortgage debt secured by two of the properties.  The contributors will in exchange receive ownership units in the newly-formed entity having an aggregate value equal to the fair market value of the properties contributed less the value of the assigned mortgages.  The three properties in total approximate 99,500 square feet.  The Company will be the managing member of the newly-formed entity, and the Company will lease and manage these properties.  At contract signing, the aggregate occupancy rate for these properties was approximately 96.4% leased.  The Company estimates its equity investment at inception will be approximately $2.4 million.

The same February 2017 contract also provides for the Company to purchase, for $3.1 million, a free-standing 12,900 square foot commercial property located in its primary marketplace, which is leased by a Walgreen's Pharmacy.

The Company has placed a $2.0 million contract deposit on the above transactions with the contributors/sellers, which deposit is included in prepaid expenses and other assets on the Company's January 31, 2017 consolidated balance sheet.

The Company plans on closing on both investments in March 2017 and will fund the equity needed for the acquisition with available cash or borrowings on its Facility.

Investment Property Sales:
In March 2017, the Company completed the sale of its White Plains property to a subsidiary of Lennar Multifamily Communities for a price of $56.6 million, and the Company will record a gain on sale of properties in our second quarter ended April 30, 2017 in the approximate amount of $19.4 million, exclusive of closing costs.

Financing Transactions:
On March 2, 2017, the Company repaid $23 million on its Facility with proceeds from the sale of the Company's White Plains property.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report.

Forward Looking Statements:

This Quarterly Report on Form 10-Q of Urstadt Biddle Properties Inc. (the "Company"), including this Item 2, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

·
as well as other risks identified in our Annual Report on Form 10-K for the year ended October 31, 2016 previously filed with Securities and Exchange Commission (the "SEC") under Item 1A. Risk Factors and in the other reports filed by the Company with the SEC.

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

At January 31, 2017, we owned or had equity interests in 76 properties, which include equity interests we own in three consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 92.6% was leased (93.3% at October 31, 2016).  Of the properties owned by unconsolidated joint ventures, approximately 98.4% was leased (98.4% at October 31, 2016).

The above percentages exclude our White Plains property.  In November 2014, a zoning change was obtained from the City of White Plains that will allow this property to be converted to a higher and better use.  In April 2015, we entered into a contract to sell this property to a third party for a price of $56.6 million.  As of January 31, 2017, the purchaser had placed an $11.9 million deposit on the sale with the Company, which is recorded in other liabilities on the consolidated balance sheets.  The Company completed the sale of the property on March 1, 2017.  We expect to record a gain on sale of properties in continuing operations in our second quarter of fiscal 2017 in the approximate amount of $19.4 million, excluding closing costs.

We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased the level of dividend payments to our shareholders for 23 consecutive years.

We derive substantially all of our revenues from rents and operating expense reimbursements received pursuant to long-term leases and focus our investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket or pharmacy chains.  We believe that because consumers need to purchase food and other types of staple goods and services generally available at supermarket or pharmacy anchored shopping centers, the nature of our investments provides for relatively stable revenue flows even during difficult economic times.

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

·
invest in our properties for the long-term through regular maintenance, periodic renovations and capital improvements, enhancing their attractiveness to tenants and customers, as well as increasing their value;

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

Highlights of Recent Developments

Set forth below are highlights of our recent acquisitions, other investments, dispositions and financings:

·
We are currently under contract to purchase, for $7.1 million, a 36,500 square foot grocery anchored shopping center located in its primary marketplace, which we will fund with available cash, the assumption of a mortgage note in the approximate amount of $3.3 million and borrowings on its Unsecured Revolving Credit Facility (the "Facility").

·	In January 2017, we purchased for $9.0 million, a 38,800 square foot grocery anchored shopping center located in Derby, CT.

·
In February 2017, we entered into a contract to purchase an approximate 4.1% equity interest in a newly formed entity that will own a shopping center and two free standing commercial building properties all located in its primary marketplace.  The properties total approximately 99,500 square feet.  We will be the managing member of the newly formed entity and will lease and manage the properties.  The properties will be contributed to the newly formed entity, along with mortgage debt secured by two of the properties.  The contributors will receive ownership units of the newly formed entity equal to the fair market value of the net assets contributed.  At contract signing the properties combined were approximately 96.4% leased.  The Company estimates its equity investment at inception will be approximately $2.4 million.

·	Also in February 2017, we entered into a contract to purchase, for $3.1 million, a free standing 12,900 square foot commercial property located in its primary marketplace and leased by Walgreen's.

·
In March 2017, we completed the sale of our White Plains property to a subsidiary of Lennar Multifamily Communities for a price of $56.6 million, and we will record a gain on sale of properties in our second quarter ended April 30, 2017 in the approximate amount of $19.4 million, exclusive of closing costs.

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

Index

Leasing

Rollovers

During the first three months of fiscal 2017, we signed leases for a total of 104,100 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 10,600 square feet at an average rental increase of 9.35% on a cash basis, excluding 650 square feet of new leases for which there was no prior rent history available.  Renewals for 92,900 square feet of space previously occupied were signed at an average rental increase of 4.52% on a cash basis.

Tenant improvements and leasing commissions averaged $60.54 per square foot (predominantly for one space with a ten year term) for new leases for the three months ended January 31, 2017. We did not provide any tenant improvements for lease renewals in the first three months of fiscal 2017.  The average term for new leases was 6 years and the average term for renewal leases was 4 years.

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

The leases signed in the first three months of 2017 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases/decreases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

In the remaining months of fiscal 2017, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for renewal leases and flat to slightly positive increases for new leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by the Company to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet was rejected by A&P in bankruptcy and we are in the process of marketing that space for re-lease.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  For a further discussion about the Company's critical accounting policies, please see Note 1 to the consolidated financial statements of the Company included in Item 1 of this Report on Form 10-Q.

Liquidity and Capital Resources

Overview

At January 31, 2017, we had cash and cash equivalents of $5.0 million, compared to $7.3 million at October 31, 2016.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  For the three months ended January 31, 2017 and 2016, net cash flow provided by operations amounted to $11.1 million, and $9.3 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, dividends paid to our preferred stockholders and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the three months ended January 31, 2017 and 2016 totaled $10.1 million and $9.1 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our three consolidated joint venture entities, Ironbound, McLean and Orangeburg, have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 5 to the financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our leverage low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

The Company is currently in contract to purchase two commercial properties and in contract to invest in a newly-formed entity that will own three commercial properties.  The Company's equity needed for these investments will approximate $10 million, which it will fund with proceeds from the sale of its White Plains property, see Highlights of Recent Developments section above in this Item 2.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. In the first three months of fiscal 2017, we paid approximately $2.6 million for property improvements, tenant improvements and leasing commission costs (approximately $2.1 million representing property improvements and approximately $500,000 related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $5.1 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during fiscal 2017.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Significant Financings and Debt Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $271.5 million consist entirely of fixed-rate mortgage loan indebtedness with a weighted average interest rate of 4.5% at January 31, 2017.  These mortgages are secured by 22 properties with a net book value of $479.4 million and have fixed rates of interest ranging from 2.78% to 6.6%.   We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

At January 31, 2017, we had $23 million of variable-rate debt consisting of draws on our Facility (see below) that was not fixed through an interest rate swap or otherwise. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" included later in this Form 10-Q.

We currently maintain a ratio of total debt to total assets below 31.2% and a fixed charge coverage ratio of over 2.25 to 1, which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 54 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At January 31, 2017, we had borrowing capacity of $77 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See "Note 3 in our consolidated financial statements included in Item 1 of this Report on Form 10-Q" for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, BMO and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of January 31, 2017, $77 million was available to be drawn on the Facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at January 31, 2017.

During the three months ended January 31, 2017 we borrowed $15 million on our Facility to fund a portion of the equity for a property acquisition and capital improvements to our properties.

On March 2, 2017, the Company repaid $23 million on its Facility with proceeds from the sale of the Company's White Plains property.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $11.5 million for the three months ended January 31, 2017 compared to $9.3 million in the comparable period of fiscal 2016. The increase in operating cash flows when compared with the corresponding prior period was due primarily to the Company generating additional operating income in the three months ended January 31, 2017 from properties acquired in fiscal 2016 and 2017.

Investing Activities

Net cash flows used in investing activities amounted to $13.6 million for the three months ended January 31, 2017 compared to $5.7 million in the comparable period of fiscal 2016. The increase in net cash flows used in investing activities in fiscal 2017 when compared to the corresponding prior period was the result of the Company purchasing one property with an equity investment of $9 million in the first three months of fiscal 2017 versus making no acquisitions in the first quarter of fiscal 2016.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $181,000 in the first three months of fiscal 2017 compared $7.0 million in the comparable period of fiscal 2016. The net decrease in cash flows used by financing activities in the first three months of fiscal 2017 versus the same period of fiscal 2016 was predominantly the result of the Company repaying $3 million on its revolving credit facility in the first three months of fiscal 2016 and the Company borrowing $5 million more on its revolving credit facility in the first quarter of fiscal 2017 when compared with the first quarter of fiscal 2016.  This net decrease was offset by the Company increasing the annualized dividend on the outstanding Common and Class A Common stock by $0.02 per share in December 2016.

Index

Results of Operations

The following information summarizes the Company's results of operations for the three month period ended January 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended January 31,				Change Attributable to:
Revenues	2017	2016	Increase (decrease)	% Change	Property Acquisitions /Sales	Properties Held In Both Periods (Note 1)
Base rents	$21,112	$20,072	$1,040	5.2%	$948	$92
Recoveries from tenants	7,073	6,372	701	11.0%	190	511
Other income	861	965	(104)	-10.8%	6	(110)

Operating Expenses
Property operating expenses	5,148	4,767	381	8.0%	164	217
Property taxes	4,848	4,623	225	4.9%	160	65
Depreciation and amortization	6,581	5,688	893	15.7%	317	576
General and administrative expenses	2,455	2,462	(7)	-0.3%	n/a	n/a

Other Income/Expenses
Interest expense	3,257	3,271	(14)	-0.4%	219	(233)
Interest, dividends and other investment income	173	51	122	239.2%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2017 and 2016 including the Company's White Plains Property (See Executive Summary above).  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues:
Base rents increased by 5.2% to $21.1 million for the three month period ended January 31, 2017 as compared with $20.1 million in the comparable period of 2016. The change in base rent and the changes in other income statement line items were attributable to:

Property Acquisitions/Sales:

In the first quarter of fiscal 2017, the Company purchased one property totaling 36,500 square feet of GLA.  This property accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the three month period ended January 31, 2017 when compared with the three month period ended January 31, 2016.

Properties Held in Both Periods:

Revenues
Base rents was relatively unchanged during the three month period ended January 31, 2017 when compared with the corresponding prior period.

At January 31, 2017, the Company's consolidated properties were approximately 92.6% leased, a decrease of 0.7% from the end of fiscal 2016. Overall property occupancy decreased to 92.1% at January 31, 2017 from 92.8% at the end of fiscal 2016.

In the three month period ended January 31, 2017, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) increased by $511,000. This increase was a result of an increase in both property tax expense and property operating expense in the consolidated portfolio, predominantly the result of increased snow removal costs in the first quarter of fiscal 2017 when compared with the first quarter of fiscal 2016.

Expenses
Property operating expenses increased by $217,000 in the three month period ended January 31, 2017 when compared with the corresponding prior period as a result of an increase in snow removal expenses.

Real estate taxes increased by $65,000 in the three month period ended January 31, 2017 when compared with the corresponding prior period as a result of an increase in tax assessments.

Interest expense decreased by $233,000 in the three month period ended January 31, 2017 when compared with the corresponding prior period as a result of the Company repaying a $7.5 million mortgage payable in the middle of fiscal 2016, normal amortization payments and a lower amount outstanding on the Company's Facility in the first quarter of fiscal 2017 when compared with fiscal 2016.

Depreciation and amortization expense increased by $576,000 in the three month period ended January 31, 2017 when compared with the corresponding prior period as a result of increased depreciation for tenant improvements for new tenants occupying space in the latter part of fiscal 2016 and first quarter of fiscal 2017.

Other Income and Expenses:

General and administrative expense was relatively unchanged in the three months ended January 31, 2017 when compared to the corresponding prior period predominantly as a result of a small reduction in restricted stock amortization expense and professional fees.

Index

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the three month period ended January 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended January 31,

	2017	2016
Net Income Applicable to Common and Class A Common Stockholders	$3,412	$2,877

Real property depreciation	4,964	4,769
Amortization of tenant improvements and allowances	1,326	777
Amortization of deferred leasing costs	267	120
Depreciation and amortization on unconsolidated joint ventures	396	473
(Gain)/Loss on sale of asset	-	(340)
Funds from Operations Applicable to Common and Class A Common Stockholders	$10,365	$8,676

Net Cash Provided by (Used in):
Operating Activities	$11,536	$9,279
Investing Activities	$(13,584)	$(5,693)
Financing Activities	$(181)	$(7,036)

FFO amounted to $10.4 million in the first three months of fiscal 2017 compared to $8.7 million in the comparable period of fiscal 2016.  The net increase in FFO is attributable, among other things, to: (a) the additional net income generated from properties acquired in fiscal 2016; (b) a lower charge for bad debt expense in this year's first quarter when compared with last year's first quarter and (c) interest income generated from a $13.5 million mortgage originated in the fourth quarter of fiscal 2016.

Index

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

These unconsolidated joint ventures are accounted for under the equity method of accounting, as we have the ability to exercise significant influence over, but not control of, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6, "Investments in and Advances to Unconsolidated Joint Ventures" in our financial statements in Item 1.  Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g. guarantees against fraud, misrepresentation and bankruptcy) on certain loans of the joint ventures.  The below table details information about the outstanding non-recourse mortgage financings on our unconsolidated joint ventures (amounts in thousands):

		Principal Balance		Fixed Interest
		Original	At January 31,	Rate Per	Maturity
Joint Venture Description:	Location:	Balance	2017	Annum	Date

Midway Shopping Center	Scarsdale, NY	$32,000	$29,079	4.80%	Dec-27
Putnam Plaza Shopping Center	Carmel, NY	$21,000	$19,365	4.17%	Oct-24
Gateway Plaza	Riverhead, NY	$14,000	$13,021	4.18%	Feb-24
Applebee's Plaza	Riverhead, NY	$1,300	$1,072	5.98%	Aug-26
Applebee's Plaza	Riverhead, NY	$1,000	$920	3.38%	Aug-26

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

Index
Item 3.                          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of January 31, 2017, we had total mortgage debt and other notes payable of $272 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of January 31, 2017, we had seven open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Stamford, CT and Greenwich CT.  The Rye swaps expire in October 2019, the Ossining and Yonkers swaps expire in October 2024, the Stamford swap expires in July 2027 and the Greenwich swaps expire in September 2026, all concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  The Company has concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on the earnings of the company.

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

Changes in Internal Controls
During the quarter ended January 31, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  For the three month period ended January 31, 2017, the Company did not repurchase any shares of stock under the Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 10, 2017	and Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.