Form 10-Q
period 2017-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2017-09-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2of the Exchange Act.

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

As of September 4, 2017 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,663,727 Common Shares, par value $.01 per share, and 29,731,565 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – July 31, 2017 (Unaudited) and October 31, 2016.

Consolidated Statements of Income (Unaudited) – Three and nine months ended July 31, 2017 and 2016.

Consolidated Statements of Comprehensive Income (Unaudited) – Three and nine months ended July 31, 2017 and 2016.

Consolidated Statements of Cash Flows (Unaudited) – Nine months ended July 31, 2017 and 2016.

Consolidated Statement of Stockholders' Equity (Unaudited) – Nine months ended July 31, 2017.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2017	October 31, 2016
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,066,319	$1,016,838
Less: Accumulated depreciation	(189,516)	(186,098)
	876,803	830,740
Investments in and advances to unconsolidated joint ventures	38,218	38,469
Mortgage note receivable	13,500	13,500
	928,521	882,709

Cash and cash equivalents	18,540	7,271
Restricted cash	2,063	2,024
Tenant receivables	23,086	18,890
Prepaid expenses and other assets	17,225	13,338
Deferred charges, net of accumulated amortization	10,741	7,092
Total Assets	$1,000,176	$931,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$-	$8,000
Mortgage notes payable and other loans	288,791	273,016
Accounts payable and accrued expenses	7,451	4,977
Deferred compensation – officers	93	130
Other liabilities	21,644	27,915
Total Liabilities	317,979	314,038

Redeemable Noncontrolling Interests	71,238	18,253

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); 5,175,000 shares issued and outstanding	129,375	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,663,727 and 9,507,973 shares issued and outstanding	98	96
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,731,565 and 29,633,520 shares issued and outstanding	297	296
Additional paid in capital	512,741	509,660
Cumulative distributions in excess of net income	(108,730)	(114,091)
Accumulated other comprehensive income/(loss)	2,178	(1,303)
Total Stockholders' Equity	610,959	599,033
Total Liabilities and Stockholders' Equity	$1,000,176	$931,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016

Revenues
Base rents	$64,863	$63,175	$22,074	$21,605
Recoveries from tenants	20,979	18,743	6,753	5,878
Lease termination income	2,431	380	2,148	48
Other income	2,558	2,595	899	745
Total Revenues	90,831	84,893	31,874	28,276

Expenses
Property operating	14,635	13,770	3,989	4,030
Property taxes	14,474	13,740	4,891	4,592
Depreciation and amortization	19,442	16,802	6,678	5,455
General and administrative	6,893	7,140	2,226	2,387
Provision for tenant credit losses	429	835	69	227
Acquisition costs	-	205	-	76
Directors' fees and expenses	240	235	74	70
Total Operating Expenses	56,113	52,727	17,927	16,837

Operating Income	34,718	32,166	13,947	11,439

Non-Operating Income (Expense):
Interest expense	(9,800)	(9,751)	(3,284)	(3,231)
Equity in net income from unconsolidated joint ventures	1,478	1,484	439	564
Interest, dividends and other investment income	568	156	199	55
Income Before Gain/(Loss) on Sale of Properties	26,964	24,055	11,301	8,827
Gain/(Loss) on sale of properties	18,772	-	(688)	-
Net Income	45,736	24,055	10,613	8,827

Noncontrolling interests:
Net income attributable to noncontrolling interests	(1,451)	(659)	(982)	(217)
Net income attributable to Urstadt Biddle Properties Inc.	44,285	23,396	9,631	8,610
Preferred stock dividends	(10,711)	(10,710)	(3,570)	(3,570)

Net Income Applicable to Common and Class A Common Stockholders	$33,574	$12,686	$6,061	$5,040

Basic Earnings Per Share:
Per Common Share:	$0.81	$0.34	$0.15	$0.13
Per Class A Common Share:	$0.91	$0.38	$0.16	$0.15

Diluted Earnings Per Share:
Per Common Share:	$0.79	$0.33	$0.14	$0.13
Per Class A Common Share:	$0.90	$0.37	$0.16	$0.15

Dividends Per Share:
Common	$0.705	$0.69	$0.235	$0.23
Class A Common	$0.795	$0.78	$0.265	$0.26

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016

Net Income	$45,736	$24,055	$10,613	$8,827

Other comprehensive income (loss):
Change in unrealized income (losses) on interest rate swaps	3,481	(1,928)	(149)	(1,365)

Total comprehensive income	49,217	22,127	10,464	7,462
Comprehensive income attributable to noncontrolling interests	(1,451)	(659)	(982)	(217)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	47,766	21,468	9,482	7,245
Preferred stock dividends	(10,711)	(10,710)	(3,570)	(3,570)
Total comprehensive income applicable to Common and Class A Common Stockholders	$37,055	$10,758	$5,912	$3,675

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$45,736	$24,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,442	16,802
Straight-line rent adjustment	(118)	(1,779)
Provision for tenant credit losses	429	835
(Gain) on sale of properties	(18,772)	-
Restricted stock compensation expense and other adjustments	2,929	3,471
Deferred compensation arrangement	(37)	1
Equity in net (income) of unconsolidated joint ventures	(1,478)	(1,484)
Distributions of operating income from unconsolidated joint ventures	1,478	1,484
Changes in operating assets and liabilities:
Tenant receivables	(4,514)	3,217
Accounts payable and accrued expenses	3,452	3,150
Other assets and other liabilities, net	(199)	(5,093)
Restricted Cash	(38)	301
Net Cash Flow Provided by Operating Activities	48,310	44,960

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(26,478)	(45,443)
Investments in and advances to unconsolidated joint ventures	(158)	(450)
Net proceeds from the sale of investment property	45,292	-
Deposits on acquisition of real estate investment	(1,150)	(953)
Return of deposits on acquisition of real estate investments	500	640
Improvements to properties and deferred charges	(6,239)	(16,690)
Distributions to noncontrolling interests	(1,451)	(659)
Return of capital from unconsolidated joint ventures	328	1,077
Net Cash Flow Provided by/(Used in) Investing Activities	10,644	(62,478)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(30,447)	(27,201)
Dividends paid -- Preferred Stock	(10,711)	(10,710)
Principal repayments on mortgage notes payable	(48,681)	(12,142)
Proceeds from mortgage financings	50,000	22,631
Repayment of revolving credit line borrowings	(56,000)	(63,750)
Proceeds from revolving credit line borrowings	48,000	44,000
Net proceeds from the issuance of Common and Class A Common Stock	154	64,188
Net Cash Flow Provided by/(Used In) Financing Activities	(47,685)	17,016

Net Increase/(Decrease) In Cash and Cash Equivalents	11,269	(502)
Cash and Cash Equivalents at Beginning of Period	7,271	6,623

Cash and Cash Equivalents at End of Period	$18,540	$6,121

Supplemental Cash Flow Disclosures:
Interest Paid	$9,677	$9,831

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock A Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances - October 31, 2016	5,175,000	$129,375	3,000,000	$75,000	9,507,973	$96	29,633,520	$296	$509,660	$(114,091)	$(1,303)	$599,033
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	33,574	-	33,574
Change in unrealized income/loss on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,481	3,481
Cash dividends paid :
Common stock ($0.705 per share)	-	-	-	-	-	-	-	-	-	(6,810)	-	(6,810)
Class A common stock ($0.795 per share)	-	-	-	-	-	-	-	-	-	(23,635)	-	(23,635)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,654	-	4,220	-	154	-	-	154
Shares issued under restricted stock plan	-	-	-	-	152,100	2	96,225	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(2,400)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,930	-	-	2,930
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	2,232	-	2,232
Balances - July 31, 2017	5,175,000	$129,375	3,000,000	$75,000	9,663,727	$98	29,731,565	$297	$512,741	$(108,730)	$2,178	$610,959

The accompanying notes to consolidated financial statements are an integral part of these statements

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2017, the Company owned or had equity interests in 80 properties containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and nine months ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending October 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2016.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2017. As of July 31, 2017, the fiscal tax years 2013 through and including 2016 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of July 31, 2017, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At July 31, 2017, the Company had approximately $83.9 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.56% per annum. As of July 31, 2017, the Company had a deferred liability of $759,000 (included in accounts payable and accrued expense on the consolidated balance sheets) and a deferred asset of $2.9 million (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges. At July 31, 2017, accumulated other comprehensive income/(loss) consisted of net unrealized gains on interest rate swap agreements of $2.2 million.  At October 31, 2016, accumulated other comprehensive income/(loss) consisted of net unrealized (losses) on interest rate swap agreements of approximately $(1.3) million. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2017.

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

The Company early adopted this accounting standard effective November 1, 2016. As a result of this adoption, we evaluated seven real estate acquisitions completed during the first half of 2017 under the new framework and determined that the assets acquired did not meet the definition of a business. Accordingly, we accounted for these transactions as an asset acquisitions. Refer to Note 2 – "Real Estate Investments and Note 5 - Consolidated Joint Ventures and Redeemable Noncontrolling Interests" in our consolidated financial statements for a further discussion regarding these acquisitions.

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

In March 2017, the Company sold for $56.6 million its property located in White Plains, NY, as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a gain on sale of property in the amount of $19.5 million, which is included in continuing operations in the consolidated statement of income for the nine months ended July 31, 2017.  The net book value of the White Plains asset at October 31, 2016 was insignificant to the financial statement presentation and as a result the Company did not include the asset as held for sale in accordance with ASC 360-10-45.

In July 2017, the Company sold for $1.2 million its property located in Fairfield, CT, which it purchased in the second quarter of fiscal 2017.  In conjunction with the sale the Company realized a loss on sale of property in the amount of $691,000, which is included in continuing operations in the consolidated statement of income for the three and nine months ended July 31, 2017.

The combined operating results of the White Plains and the Fairfield properties, which are included in continuing operations were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
Revenues	$2,240	$2,677	$2,203	$1,221
Property operating expense	(330)	(1,055)	(1)	(274)
Depreciation and amortization	(90)	(476)	(87)	-
Net Income	$1,820	$1,146	$2,115	$947

Revenue Recognition
Revenues from operating leases include revenues from properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At July 31, 2017 and October 31, 2016, $16,921,000 and $16,829,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

In July 2017, the Company entered into a lease termination agreement with the single tenant of its property located in Fairfield, CT, which was purchased in the second quarter of fiscal 2017, so the Company could sell the property vacant (see note 1).  The agreement provided that the tenant pay the Company $3.2 million in exchange for the tenant to be released from all future obligations under its lease.  The Company received payment in July 2017 and has recorded the payment received as lease termination income in its consolidated statements of income for the three and nine months ended July 31, 2017, as the payment met all of the revenue recognition conditions under U.S. GAAP.  In addition, when the aforementioned property was acquired, the Company allocated $1.2 million of the consideration paid to acquire the asset to this over-market lease (see note 2).  As a result of this termination, the Company wrote-off the remaining $1.1 million asset as a reduction of lease termination income for the three and nine months ended July 31, 2017.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2017 and October 31, 2016, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,478,000 and $4,097,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
Numerator
Net income applicable to common stockholders – basic	$6,792	$2,766	$1,226	$1,095
Effect of dilutive securities:
Restricted stock awards	359	151	71	70
Net income applicable to common stockholders – diluted	$7,151	$2,917	$1,297	$1,165

Denominator
Denominator for basic EPS – weighted average common shares	8,383	8,241	8,384	8,242
Effect of dilutive securities:
Restricted stock awards	615	640	677	759
Denominator for diluted EPS – weighted average common equivalent shares	8,998	8,881	9,061	9,001

Numerator
Net income applicable to Class A common stockholders-basic	$26,782	$9,920	$4,835	$3,945
Effect of dilutive securities:
Restricted stock awards	(359)	(151)	(71)	(70)
Net income applicable to Class A common stockholders – diluted	$26,423	$9,769	$4,764	$3,875

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,313	26,142	29,313	26,262
Effect of dilutive securities:
Restricted stock awards	172	173	196	233
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,485	26,315	29,509	26,495

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
Ridgeway Revenues	11.5%	11.7%	10.8%	11.4%
All Other Property Revenues	88.5%	88.3%	89.2%	88.6%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	July 31, 2017	October 31, 2016
Ridgeway Assets	7.2%	7.6%
All Other Property Assets	92.8%	92.4%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and nine months ended July 31, 2017 or the year ended October 31, 2016.

	July 31, 2017	October 31, 2016
Ridgeway Percent Leased	97%	97%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
The Stop & Shop Supermarket Company	19%	20%	19%	19%
Bed, Bath & Beyond	14%	14%	14%	14%
Marshall's Inc.	11%	11%	11%	11%
All Other Tenants at Ridgeway (Note 2)	56%	55%	56%	56%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Nine Months Ended July 31, 2017			Three Months Ended July 31, 2017
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,460	$80,371	$90,831	$3,457	$28,417	$31,874
Operating Expenses	$2,959	$26,152	$29,111	$869	$8,011	$8,880
Interest Expense	$1,726	$8,074	$9,800	$506	$2,778	$3,284
Depreciation and Amortization	$2,381	$17,061	$19,442	$636	$6,042	$6,678
Income from Continuing Operations	$3,394	$23,570	$26,964	$1,446	$9,855	$11,301

Income Statements (In Thousands):	Nine Months Ended July 31, 2016			Three Months Ended July 31, 2016
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$9,828	$75,065	$84,893	$3,277	$24,999	$28,276
Operating Expenses	$2,745	$24,765	$27,510	$829	$7,793	$8,622
Interest Expense	$1,871	$7,880	$9,751	$620	$2,611	$3,231
Depreciation and Amortization	$1,822	$14,980	$16,802	$646	$4,809	$5,455
Income from Continuing Operations	$3,390	$20,665	$24,055	$1,182	$7,645	$8,827

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, "Stock Compensation", which requires that compensation expense be recognized, based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company's stock on the grant date.  The Company recognizes compensation expense for its stock awards by amortizing the fair value of stock awards over the requisite service periods of such awards.

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

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of July 31, 2017.

Index
(2) REAL ESTATE INVESTMENTS

In July 2017, the Company, through a wholly-owned subsidiary, purchased for $8.2 million a 26,500 square foot grocery anchored shopping center located in Waldwick, NJ ("Waldwick Property").  The Company funded the purchase with available cash and the assumption of an environmental remediation obligation in the amount of $3.3 million which is included in other liabilities on the July 31, 2017 consolidated balance sheet.

In March 2017, the Company, through a wholly-owned subsidiary, purchased for $7.1 million a 36,500 square foot grocery anchored shopping center located in Passaic, NJ ("Passaic Property").  The Company funded the purchase with available cash, the assumption of a mortgage note secured by the property in the amount of $3.5 million (see note 4) and proceeds from the sale of the Company's White Plains, NY property (see note 1).

In March 2017, the Company purchased for $3.1 million a 12,900 square foot single tenant property located in Fairfield, CT (the "Fairfield Property").  In July 2017, the Company reached agreement with the one tenant to terminate its lease with the Company, and this property was sold in July 2017 (see note 1).

In January 2017, the Company, through a wholly-owned subsidiary, purchased for $9.0 million a 38,800 square foot grocery anchored shopping center located in Derby, CT ("Derby Property").  The Company funded the purchase with a combination of available cash and borrowings on its Facility.

The Company evaluated the above transactions under the new framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01, which the Company early-adopted effective November 1, 2016. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions (see note 1).

Accordingly, the Company accounted for the purchase of the Derby Property, the Fairfield Property, the Passaic Property, the Waldwick Property and three properties acquired through a joint venture, which the Company consolidates (see note 5), as asset acquisitions and allocated the total consideration transferred for the acquisitions, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company's purchase price allocation for the properties acquired during the nine months ended July 31, 2017 (in thousands).

	Derby	Passaic	Fairfield	Waldwick	High Ridge	Chase	CVS

Assets:
Land	$651	$2,038	$572	$2,740	$17,163	$2,376	$2,295
Building and improvements	$7,652	$5,614	$1,323	$5,528	$43,640	$1,458	$2,700
In-place leases	$771	$480	$80	$203	$1,552	$121	$181
Above market leases	$-	$-	$1,090	$37	$335	$288	$-

Liabilities:
In-place leases	$-	$-	$-	$-	$-	$-	$-
Below Market Leases	$-	$769	$-	$157	$263	$-	$373

The following table summarizes the operating results included in the Company's historical consolidated statements of income for the properties acquired during the first nine months of fiscal 2017 (in thousands).

	Nine Months	Three Months
	Ended	Ended
	July 31, 2017	July 31, 2017
Revenues	$4,238	$3,252
Net income attributable to Urstadt Biddle Properties Inc.	$1,753	$1,280

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

In fiscal 2017, the Company completed the process of analyzing the fair value of the acquired assets and liabilities, including intangible assets and liabilities, for the Newfield Green and the 970 High Ridge Road properties acquired in 2016 and has made the following purchase price adjustments to land and building based on the fair market value of intangible assets acquired when the properties were purchased (in thousands).

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

For the nine month periods ended July 31, 2017 and 2016, the net amortization of above-market and below-market leases was approximately $121,000 and $142,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

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

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $100 million Unsecured Revolving Credit Facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agent).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company's option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at July 31, 2017.

During the nine months ended July 31, 2017, the Company borrowed $48 million on the Facility to fund capital improvements, the repayment of the Company's mortgage encumbering its Stamford Property (see below) and property acquisitions.  During the nine months ended July 31, 2017, the Company repaid $56 million on the Facility with proceeds from the sale of the Company's White Plains property (see note 1) and with mortgage proceeds from refinancing the mortgage on the Company's Stamford property (see below).

In July 2017, the Company repaid at maturity, the existing $43.7 million first mortgage loan encumbering its Stamford property with available cash and a $33 million borrowing on its Facility.  Subsequently in July, the Company placed a new $50 million non-recourse first mortgage loan encumbered by the subject property and used a portion of the proceeds to repay the $33 million borrowing on the Facility.  The new loan has a term of 10 years and requires payments of principal and interest at the rate of LIBOR plus 1.90% based on a 25 year amortization.  The Company entered into an interest rate swap agreement with the lender as the counterparty which converts the variable interest rate (based on LIBOR) to a fixed rate of 3.398% per annum.

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

Index
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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 33.2% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $4.1 million in Orangeburg, and as a result, as of July 31, 2017 the Company's ownership percentage has increased to 33.2% from approximately 2.92% at inception.

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

UB High Ridge

In March 2017, the Company acquired an 8.8% interest in UB High Ridge, LLC for a net investment of $5.5 million.  UB High Ridge owns three commercial real estate properties, High Ridge Shopping Center, a grocery anchored shopping center, ("High Ridge") and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  All three properties are located in Stamford, CT.  High Ridge is a grocery anchored shopping center anchored by a Trader Joes grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed (see note 4).   The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.46% of their invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, "Consolidation." Because the limited partners or noncontrolling members in Ironbound, Orangeburg, McLean and UB High Ridge have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean and a portion of the UB High Ridge redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the nine months ended July 31, 2017 and  2016, the Company increased/(decreased) the carrying value of the noncontrolling interests by ($2.2) million and $3.9 million respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at July 31, 2017 and October 31, 2016 (amounts in thousands):

	July 31, 2017	October 31, 2016
Beginning Balance	$18,253	$15,955
Change in Redemption Value	(2,232)	2,298
Initial UB High Ridge Noncontrolling Interest	55,217	-
Ending Balance	$71,238	$18,253

Index

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2017 and October 31, 2016 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	July 31, 2017	October 31, 2016
Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,082	$18,200
Gateway Plaza (50%)	6,926	7,160
Putnam Plaza Shopping Center (66.67%)	6,083	5,970
Midway Shopping Center, L.P. (11.642%)	4,642	4,856
Applebee's at Riverhead (50%)	1,762	1,560
81 Pondfield Road Company (20%)	723	723
Total	$38,218	$38,469

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

Gateway is subject to a $12.8 million non-recourse first mortgage payable.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $28.7 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

Putnam Plaza is subject to a first mortgage payable in the amount of $19.2 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2024.

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

During the nine months ended July 31, 2017, the Company awarded 152,100 shares of Common Stock and 96,225 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2017 was approximately $5.2 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of July 31, 2017, and changes during the nine months ended July 31, 2017 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2016	1,258,000	$16.77	384,600	$19.40
Granted	152,100	$19.28	96,225	$24.07
Vested	(135,950)	$17.21	(62,150)	$19.81
Forfeited	-	$-	(2,400)	$21.71
Non-vested at July 31, 2017	1,274,150	$17.02	416,275	$20.60

As of July 31, 2017, there was $14.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.8 years.  For the nine month periods ended July 31, 2017 and 2016 amounts charged to compensation expense totaled $3,093,000 and $3,442,000, respectively.  For the three month periods ended July 31, 2017and 2016 amounts charged to compensation expense totaled $1,094,000 and $1,145,000, respectively.

Share Repurchase Program
In 2013, the Board of Directors of the Company approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  In June 2017, the Board of Directors of the Company approved a new repurchase program for repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock, Series F Cumulative Preferred stock and Series G Cumulative Preferred stock in open market transactions.

The Company has repurchased 188,753 shares of Class A Common Stock under the Program.  From the inception of all repurchase programs the Company has repurchased 4,600 shares of Common Stock and 913,331 shares of Class A Common Stock.  For the three and nine months ended July 31, 2017 and 2016, the Company did not repurchase any shares of stock under the Program.

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

The 6.75% Series G Senior Cumulative Preferred Stock ("Series G Preferred Stock") is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option on or after October 28, 2019. The holders of our Series G Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series G Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series G Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series G Preferred Stock will have the right to convert all or part of the shares of Series G Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series G Preferred Stock are reflected as a reduction of additional paid in capital.

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

•	Level 1 -	Quoted prices for identical instruments in active markets
•	Level 2 -
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable

•	Level 3 -	Valuations derived from valuation techniques in which significant value drivers are unobservable

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs"). The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2016 and July 31, 2017, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2017
Assets:
Interest Rate Swap Agreement	$2,937	$-	$$2,937	$-

Liabilities:
Interest Rate Swap Agreement	$759	$-	$759	$-
Redeemable noncontrolling interests	$71,238	$21,914	$45,512	$3,812

October 31, 2016

Liabilities:
Interest Rate Swap Agreement	$1,304	$-	$1,304	$-
Redeemable noncontrolling interests	$18,253	$14,407	$-	$3,846

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $2,851 at October 31, 2015 to $3,846 at October 31, 2016 as a result of a $995 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $3,846 at October 31, 2016 to $3,812 at July 31, 2017 as a result of a $34 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $288 million at July 31, 2017 and $287 million at October 31, 2016, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2016, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Index
(9) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2017, the Company had commitments of approximately $7.6 million for capital improvements to its properties and tenant-related obligations.

(10) SUBSEQUENT EVENTS

Investment Property Acquisitions:
In August 2017, the Company acquired, through a wholly-owned subsidiary, a 31.4% equity interest in a newly-formed entity that owns a 74,000 square foot grocery-anchored shopping center located in the Company's primary marketplace.  The property was contributed to the newly-formed entity by the current owners along with mortgage debt secured by the property.  In exchange, the contributors received ownership units in the newly-formed entity having an aggregate value equal to the fair market value of the property contributed less the value of the assigned mortgage.  The Company is the managing member of the newly-formed entity, and the Company leases and manages the property.  The Company's equity investment at inception was approximately $3.9 million.  The operating agreement for the newly-formed entity provides for the non-managing members to receive an annual cash distribution, currently equal to 5.05% of their invested capital.

Dividends:
On September 6, 2017, the Board of Directors of the Company declared cash dividends of $0.235 for each share of Common Stock and $0.265 for each share of Class A Common Stock.  The dividends are payable on October 20, 2017 to stockholders of record on October 6, 2017.

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

At July 31, 2017, we owned or had equity interests in 80 properties, which include equity interests we own in four consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.0 million square feet of Gross Leasable Area ("GLA").    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 93.4% was leased (93.3% at October 31, 2016).  Of the properties owned by unconsolidated joint ventures, approximately 98.3% was leased (98.4% at October 31, 2016).

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

We have a conservative capital structure and we have one $6.2 million mortgage maturing in October 2017, which we are in the process of refinancing with the existing lender.  Thereafter, we do not have any additional secured debt maturing until May 2019.

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

Highlights of Recent Developments

Set forth below are highlights of our recent acquisitions, other investments, dispositions and financings:

•
In August 2017, we acquired an approximate 31.4% equity interest in a newly formed entity, UB Dumont, LLC ("UB Dumont"). UB Dumont owns a 74,000 square foot commercial property anchored by a Stop and Shop grocery store and also includes 19,000 square feet of apartments.  We are the managing member of UB Dumont and will lease and manage the property.  The properties were contributed to UB Dumont by the former owners, along with $10.0 million in mortgage debt secured by the property.  The interest rate on the assumed mortgage is 3.87% per annum.  The contributors received ownership units of UB Dumont equal to the fair market value of the net assets contributed, which equity at formation was valued at $8.6 million.  At the closing of the acquisition, the property was 100% leased.  Our initial equity investment in UB Dumont at formation totaled $3.9 million.  The contributors of the property (non-managing members of UB Dumont) are entitled to receive an annual distribution on their invested capital, initially at the rate of 5.05% per annum.  We will retain all of the cash flow generated by the three properties after the payment of debt service and the aforementioned annual distribution to the non-managing members. The non-managing members have the right to require us to redeem their units of ownership in UB Dumont at prices defined in the governing agreement.  At inception of UB Dumont, that price was $21 per unit of ownership of UB Dumont.

•
In July 2017, we sold for $1.2 million, a single tenant property located in Fairfield, CT that we acquired in March 2017 (see below), and we realized a loss on the sale of $691,000.  Prior to the sale, the only tenant at the property and the Company entered into a lease termination agreement.  The agreement provided that the tenant pay the Company $3.2 million in exchange for the tenant to be released from all future obligations under its lease.  The Company received payment in July 2017 and has recorded the payment received as lease termination income as the payment met all of the revenue recognition conditions under U.S. GAAP.  In addition, when the aforementioned property was acquired, the Company allocated $1.2 million of the consideration paid to this over-market lease (see note 2).  As a result of this termination, the Company wrote-off the remaining $1.1 million asset as a reduction of lease termination income for the three and nine months ended July 31, 2017.

•
In July 2017, the Company, through a wholly-owned subsidiary purchased for $8.2 million, a 26,500 square foot grocery anchored shopping center located in Waldwick, NJ.  We funded the purchase with available cash and the assumption of an environmental remediation obligation in the amount of $3.3 million which is included in other liabilities on the July 31, 2017 consolidated balance sheet.

•
In March 2017, we acquired an approximate 8.8% equity interest in a newly formed entity, UB High Ridge, LLC, ("UB High Ridge"). UB High Ridge owns a shopping center, anchored by a Trader Joe's grocery store and two free standing commercial retail properties, one leased to JP Morgan Chase and the other to CVS.  All three of the properties are located in Stamford, CT.  The three properties total approximately 99,400 square feet.  We are the managing member of UB High Ridge and will lease and manage the properties.  The properties were contributed by the former owners, along with $ 11.2 million in aggregate mortgage debt secured by two of the properties.  The weighted average interest rate per annum on the two assumed mortgages is 3.76% per annum.  The contributors received ownership units of UB High Ridge equal to the fair market value of the net assets contributed, which equity at formation was valued at $55.2 million.  At formation of UB High Ridge, the three properties combined were approximately 96.4% leased.  Our initial equity investment in UB High Ridge at formation totaled $5.5 million.  The contributors of the three properties (non-managing members of UB High Ridge) are entitled to receive an annual distribution on their invested capital, initially at the rate of 5.46% per annum.  We will retain all of the cash flow generated by the three properties after the payment of debt service and the aforementioned annual distribution to the non-managing members. The non-managing members have the right to require us to redeem their units of ownership in UB High Ridge at prices defined in the governing agreement.  At inception of UB High Ridge, that price was $23.50 per unit of ownership of UB High Ridge.

•
Also in March 2017, we purchased for $3.1 million a free-standing 12,900 square foot commercial property located in Fairfield, CT, which property is leased by Walgreen's.  This property was sold in July 2017 (see above).

•	In March 2017, we completed the sale of our White Plains property for a price of $56.6 million and realized a gain on sale of the property in the amount of $19.5 million.

•
In March 2017, we, through a wholly-owned subsidiary, purchased for $7.1 million a 36,500 square foot grocery-anchored shopping center located in Passaic, NJ.  In conjunction with the purchase, we assumed a mortgage note secured by the property in the amount of $3.5 million.

•	In January 2017, we purchased for $9.0 million a 38,800 square foot grocery-anchored shopping center located in Derby, CT.

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

Index
Leasing

Rollovers

During the first nine months of fiscal 2017, we signed leases for a total of 539,100 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 94,000 square feet at an average rental increase of 6.97% on a cash basis, excluding 2,371 square feet of new leases for which there was no prior rent history available.  Renewals for 445,100 square feet of space previously occupied were signed at an average rental increase of 4.91% on a cash basis.

Tenant improvements and leasing commissions averaged $21.84 per square foot for new leases for the nine months ended July 31, 2017. We did not provide any significant tenant improvements for lease renewals in the first nine months of fiscal 2017.  The average term for new leases was 6.6 years and the average term for renewal leases was 4 years.

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

The leases signed in the first nine months of 2017 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases/decreases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

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

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by the Company to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet was rejected by A&P in bankruptcy and we are in the process of marketing that space for re-lease.  In August 2017, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant as that operator failed to perform under their lease and we evicted the tenant.  We are currently marketing that space for lease.

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

Index
Liquidity and Capital Resources

Overview

At July 31, 2017, we had cash and cash equivalents of $18.5 million, compared to $7.3 million at October 31, 2016.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  For the nine months ended July 31, 2017 and 2016, net cash flow provided by operations amounted to $48.3 million, and $45.0 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, dividends paid to our preferred stockholders and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the nine months ended July 31, 2017 and 2016 totaled $30.4 million and $27.2 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our four consolidated joint venture entities, Ironbound, McLean, Orangeburg and UB High Ridge, and beginning in the fourth quarter of fiscal 2017, UB Dumont, have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 5 to the financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our leverage low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. In the first nine months of fiscal 2017, we paid approximately $6.2 million for property improvements, tenant improvements and leasing commission costs (approximately $5.1 million representing property improvements and approximately $1.1 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $7.6 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2017 and in fiscal 2018.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Significant Financings and Debt Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $288.8 million consist entirely of fixed-rate mortgage loan indebtedness with a weighted average interest rate of 4.1% at July 31, 2017.  These mortgages are secured by 25 properties with a net book value of $550 million and have fixed rates of interest ranging from 2.78% to 6.6%.   We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

See note 4 in Item 1 of this Report on Form 10-Q for a description of three mortgages assumed in conjunction with acquisitions completed in the first nine months of fiscal 2017 and the refinancing of our mortgage loan encumbered by our Stamford, CT property.

At July 31, 2017, we have no variable-rate debt outstanding.  See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" included later in this Form 10-Q for a further discussion about interest rate risk.

We currently maintain a ratio of total debt to total assets below 28.6% and a fixed charge coverage ratio of over 3.81 to 1, which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 48 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At July 31, 2017, we had borrowing capacity of $99.5 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See "Note 4 in our consolidated financial statements included in Item 1 of this Report on Form 10-Q" for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, BMO and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of July 31, 2017, $99.5 million was available to be drawn on the Facility.  The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios.  The Company was in compliance with such covenants at July 31, 2017.

During the nine months ended July 31, 2017 we borrowed $48 million on our Facility to fund a portion of the equity for property acquisitions, capital improvements to our properties and to repay the mortgage secured by our Stamford property at maturity until a new mortgage could be put in place later that month. All Facility borrowings were repaid in July 2017, with proceeds from the sale of the Company's White Plains property and proceeds from the refinancing of our mortgage loan encumbering the Stamford property.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $48.3 million for the nine months ended July 31, 2017 compared to $45.0 million in the comparable period of fiscal 2016. The increase in operating cash flows when compared with the corresponding prior period was due primarily to the Company generating additional operating income in the nine months ended July 31, 2017 from properties acquired in fiscal 2016 and 2017 and the receipt of a lease termination payment in the amount of $3.2 million from a former tenant whose lease was terminated in July 2017.

Investing Activities

Net cash flows provided by investing activities amounted to $10.6 million for the nine months ended July 31, 2017 compared to net cash flows used by investing activities of $62.5 million in the comparable period of fiscal 2016. The increase in net cash flows provided by investing activities in fiscal 2017 when compared to the corresponding prior period was the result of the Company selling its White Plains, NY and Fairfield, CT properties in the first nine months of fiscal 2017 and generating net proceeds of $45.3 million.  In addition, the Company expended $10.5 million less for improvements to its investment properties in the first nine months of fiscal 2017 when compared to the first nine months of fiscal 2016.  This increase was further accentuated by the Company acquiring four properties and investing in a joint venture, which we consolidate, that acquired three properties in the first nine months of fiscal 2017 for a total equity investment of $26.5 million as compared with the first nine months of fiscal 2016 during which the Company acquired one investment property requiring $45.4 million of equity capital.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $47.7 million in the first nine months of fiscal 2017 compared with net cash provided by financing activities in the amount of $17.0 million in the comparable period of fiscal 2016. The net increase in cash flows used by financing activities in the first nine months of fiscal 2017 versus the same period of fiscal 2016 was predominantly the result of the Company completing a Class A Common stock offering in the third quarter of fiscal 2016, which raised proceeds of $64 million.  In addition, we increased the annualized dividend on the outstanding Common and Class A Common stock by $0.02 per share in December 2016.  The net increase in cash flows used by financing activities was also the result of the Company raising less net proceeds from mortgage financings and repayments in the first nine months of fiscal 2017 versus the comparable nine months of fiscal 2016.  This increase in net cash used in financing activities was offset by the Company having positive cash flow of $12 million on its unsecured revolving credit facility borrowings in the first nine months of fiscal 2017 when compared with the first nine months of fiscal 2016.

Index

Results of Operations

The following information summarizes the Company's results of operations for the nine month and three month periods ended July 31, 2017 and 2016 (amounts in thousands):

	Nine Months Ended July 31,				Change Attributable to:
Revenues	2017	2016	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$64,863	$63,175	$1,688	2.7%	$2,314	$-626
Recoveries from tenants	20,979	18,743	2,236	11.9%	1,322	914
Other income	2,558	2,595	-37	-1.4%	121	-158

Operating Expenses
Property operating expenses	14,635	13,770	865	6.3%	438	427
Property taxes	14,474	13,740	734	5.3%	423	311
Depreciation and amortization	19,442	16,802	2,640	15.7%	1,451	1,189
General and administrative expenses	6,893	7,140	-247	-3.5%	n/a	n/a

Other Income/Expenses
Interest expense	9,800	9,751	49	0.5%	820	-771
Interest, dividends and other investment income	568	156	412	264.1%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2017 and 2016.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

	Three Months Ended July 31,				Change Attributable to:
Revenues	2017	2016	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 2)
Base rents	$22,074	$21,605	$469	2.2%	$1,223	$-754
Recoveries from tenants	6,753	5,878	875	14.9%	575	300
Other income	899	745	154	20.7%	29	125

Operating Expenses
Property operating expenses	3,989	4,030	-41	-1.0%	161	-202
Property taxes	4,891	4,592	299	6.5%	200	99
Depreciation and amortization	6,678	5,455	1,223	22.4%	1,038	185
General and administrative expenses	2,226	2,387	-161	-6.7%	n/a	n/a

Other Income/Expenses
Interest expense	3,284	3,231	53	1.6%	338	-285
Interest, dividends and other investment income	199	55	144	261.8%	n/a	n/a

Note 2 – Properties held in both periods include only properties owned for the entire periods of 2016 and 2017.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues:
Base rents increased by 2.7% to $64.9 million for the nine month period ended July 31, 2017 as compared with $63.2 million in the comparable period of 2016. Base rents increased by 2.2% to $22.1 million for the three month period ended July 31, 2017 as compared with $21.6 million in the comparable period of 2016. The change in base rent and the changes in other income statement line items analyzed in the chart above were attributable to:

Property Acquisitions/Sales:

In the first nine months of fiscal 2017, the Company purchased four properties totaling 114,700 square feet of GLA, invested in a joint venture that owns three properties totaling 99,400 square feet, whose operations we consolidate, and sold two properties totaling 203,800 square feet.  In fiscal 2016, the Company purchased two properties totaling 99,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the three and nine month periods ended July 31, 2017 when compared with the corresponding periods in fiscal 2016.

Properties Held in Both Periods:

Revenues
The decrease in base rents was caused predominantly by tenant vacancies at 11 properties which caused a negative base rent variance of $2.1 million offset by an increase in base rents for new tenant leasing at 10 properties which created a positive base rent variance of $1.5 million.

At July 31, 2017, the Company's consolidated properties were approximately 93.4% leased, an increase of 0.1% from the end of fiscal 2016. Overall property occupancy decreased to 91.6% at July 31, 2017 from 92.8% at the end of fiscal 2016.

In the nine month and three month periods ended July 31, 2017, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) increased by $914,000 and $300,000, respectively. This increase was a result of an increase in both property operating expenses and property tax expense in the consolidated portfolio for properties owned the nine months of fiscal 2017 along with an increase in leased rate at some properties which increased the rate at which the Company could bill operating expenses to tenants.  The increase for the three month period ended July 31, 2017 when compared to the corresponding prior period was a result of the rate at which we can bill and collect common area maintenance and real estate taxes increasing at some properties.

Expenses
In the nine month period ended July 31, 2017, property operating expenses increased by $427,000 when compared with the corresponding prior period, predominantly as a result of an increase in snow removal costs at our properties.  In the three month period ended July 31, 2017, property operating expenses decreased by $202,000 when compared with the corresponding prior period, predominantly as a result of a decrease in common area expenses at our properties.

In the nine month and three month periods ended July 31, 2017, property taxes increased by $311,000 and $99,000, respectively, when compared with the corresponding prior periods, as a result of an increase in property tax assessments for properties owned in both periods.

In the nine month and three month periods ended July 31, 2017, interest expense decreased by $771,000 and $285,000, respectively, when compared with the corresponding prior periods as a result of the repayment of the mortgage at our Bloomfield, NJ property after the second quarter of fiscal 2016 and the reduction of mortgage principal from normal amortization.

In the nine month and three month periods ended July 31, 2017, depreciation and amortization expense increased by $1.2 million and $185,000, respectively, when compared with the corresponding prior period, as a result of increased depreciation for tenant improvements for new tenants occupying space and additional capital improvements at several properties held in both periods in the latter part of fiscal 2016 and first half of fiscal 2017.

Other Income and Expenses:

General and administrative expense was relatively unchanged in the nine month and three month periods ended July 31, 2017 when compared to the corresponding prior periods, predominantly as a result of a small reduction in restricted stock amortization expense and professional fees offset by normal salary increases for employees of the Company.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the nine and three month periods ended July 31, 2017 and 2016 (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,

	2017	2016	2017	2016
Net Income Applicable to Common and Class A Common Stockholders	$33,574	$12,686	$6,061	$5,040

Real property depreciation	15,105	14,116	5,238	4,512
Amortization of tenant improvements and allowances	3,240	2,241	996	788
Amortization of deferred leasing costs	1,028	384	423	134
Depreciation and amortization on unconsolidated joint ventures	1,209	1,204	409	370
(Gain)/Loss on sale of asset	(18,772)	(359)	688	-
Funds from Operations Applicable to Common and Class A Common Stockholders	$35,384	$30,272	$13,815	$10,844

Net Cash Provided by (Used in):
Operating Activities	$48,310	$44,960	$19,414	$18,366
Investing Activities	$10,644	$(62,478)	$(7,138)	$(48,271)
Financing Activities	$(47,685)	$17,016	$(9,220)	$32,627

FFO amounted to $35.4 million in the first nine months of fiscal 2017 compared to $30.3 million in the comparable period of fiscal 2016.  The net increase in FFO is attributable, among other things, to: (a) the additional net income generated from properties acquired in the second half of fiscal 2016 and properties acquired in fiscal 2017; (b) a lower charge for bad debt expense in this year's nine months of fiscal 2017 when compared the first nine months of fiscal 2016; (c) interest income generated from a $13.5 million mortgage originated in the fourth quarter of fiscal 2016 and d) lease termination income in the amount of $2.4 million first three months of fiscal 2017 versus $380,000 in the corresponding prior period.

FFO amounted to $13.8 million in the three months ended July 31, 2017 compared to $10.8 million in the comparable period of fiscal 2016.  The net increase in FFO is attributable, among other things, to: (a) the additional net income generated from properties acquired in the second half of fiscal 2016 and the first nine months of fiscal 2017; (b) a lower charge for bad debt expense in this year's third quarter when compared with last year's third quarter; (c) interest income generated from a $13.5 million mortgage originated in the fourth quarter of fiscal 2016 and d) lease termination income in the amount of $2.1 million in the third quarter of fiscal 2017 versus $48,000 in the corresponding prior period.

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

		Principal Balance		Fixed Interest
		Original	At July 31,	Rate Per	Maturity
Joint Venture Description:	Location:	Balance	2017	Annum	Date

Midway Shopping Center	Scarsdale, NY	$32,000	$28,700	4.80%	Dec-27
Putnam Plaza Shopping Center	Carmel, NY	$21,000	$19,200	4.17%	Oct-24
Gateway Plaza	Riverhead, NY	$14,000	$12,800	4.18%	Mar-24
Applebee's Plaza	Riverhead, NY	$1,300	$1,053	5.98%	Aug-26
Applebee's Plaza	Riverhead, NY	$1,000	$979	3.38%	Aug-26

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

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of July 31, 2017, we had total mortgage debt and other notes payable of $288.8 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of July 31, 2017, we had seven open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Stamford, CT and Greenwich CT.  The Rye swaps expire in October 2019, the Ossining and Yonkers swaps expire in October 2024, the Stamford swap expires in July 2027, and the Greenwich swaps expire in September 2026, all concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  The Company has concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on the earnings of the Company.

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

Changes in Internal Controls
During the quarter ended July 31, 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  For the nine month period ended July 31, 2017, the Company did not repurchase any shares of stock under the Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 8, 2017	and Principal Accounting Officer

Index
EXHIBIT INDEX

Exhibit No.

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.