Form 10-K
period 2017-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2018-01-12
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-12803

URSTADT BIDDLE PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 863-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Class A Common Stock, par value $.01 per share	New York Stock Exchange

6.75% Series G Cumulative Preferred Stock	New York Stock Exchange

6.25% Series H Cumulative Preferred Stock	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2017 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $37,629,126; Class A Common Shares, par value $.01 per share, $574,864,298.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 4, 2018 (latest date practicable): 9,817,478 Common Shares, par value $.01 per share, and 28,831,544 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 21, 2018 (certain parts as indicated herein) (Part III).

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	economic and other market conditions, including local real estate and market conditions, that could impact us, our properties or the financial stability of our tenants;

•	financing risks, such as the inability to obtain debt or equity financing on favorable terms, as well as the level and volatility of interest rates;

•	any difficulties in renewing leases, filling vacancies or negotiating improved lease terms;

•	the inability of the Company's properties to generate revenue increases to offset expense increases;

•	environmental risk and regulatory requirements;

•	risks of real estate acquisitions and dispositions (including the failure of transactions to close);

•	risks of operating properties through joint ventures that we do not fully control;

•	risks related to our status as a real estate investment trust, including the application of complex federal income tax regulations that are subject to change;

•	as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC").

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

Description of Business

Our business is the ownership of real estate investments, which consist principally of investments in income-producing properties, with primary emphasis on neighborhood and community shopping centers in the metropolitan New York tri-state area outside of the City of New York.  We believe that our geographic focus allows us to take advantage of the strong demographic profiles of the areas that surround the City of New York and the natural barriers to entry that such density and limitations on developable land provide.  We also believe that our ability to directly operate and manage all of our properties within the tri-state area reduces overhead costs and affords us efficiencies that a more dispersed portfolio would make difficult.

At October 31, 2017, the Company owned or had equity interests in 81 properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in four states, containing a total of 5.1 million square feet of gross leasable area ("GLA").  We seek to identify desirable properties, typically neighborhood and community shopping centers, for acquisition, which we acquire in the normal course of business.  In addition, we regularly review our portfolio and, from time to time, may sell certain of our properties.  For a description of the Company's properties and information about the carrying amount of the properties at October 31 2017 and encumbrances, see Item 2. Properties and Schedule III located in Item 15.

We do not consider our real estate business to be seasonal in nature.

Growth Strategy

Our long-term growth strategy is to increase cash flow, and consequently the value of our properties, through strategic re-leasing, renovations and expansions of our existing properties and selective acquisitions of income-producing properties, primarily neighborhood and community shopping centers, in our targeted geographic region.  We may also invest in other types of real estate in our targeted geographic region. Key elements of our growth strategy and operating objectives are to:

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

•	maintain strong working relationships with our tenants, particularly our anchor tenants;

•	maintain a conservative capital structure with low leverage levels, ample liquidity and diverse sources of capital; and

•	control property operating and administrative costs.

Our hope is to grow our assets through acquisitions by 5% to 10% per year on a dollar value basis, subject to the availability of acquisitions that meet our investment parameters, although we cannot guarantee that investment properties meeting our investment specifications will be available to us.

Renovations and Expansions

We invest in properties where cost effective renovation and expansion programs, combined with effective leasing and operating strategies, can improve the properties' values and economic returns.  Retail properties are typically adaptable for varied tenant layouts and can be reconfigured to accommodate new tenants or the changing space needs of existing tenants.  We also seek to leverage existing shopping center assets through pad site development.  In determining whether to proceed with a renovation, expansion or pad, we consider both the cost of such expansion or renovation and the increase in rent attributable to such expansion or renovation.  We believe that certain of our properties provide opportunities for future renovation and expansion.  We generally do not engage in ground-up development projects.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider such factors as (i) economic, demographic, and regulatory conditions in the property's local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property's current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion or re-tenanting of the property; (viii) the property's current expense structure and the potential to increase operating margins; (ix) competition from comparable properties in the market area; and (x) vulnerability of the property's tenants to competition from e-commerce.

We may, from time to time, enter into arrangements for the acquisition of properties with property owners through the issuance of non-managing member units or partnership units in these joint venture entities that we control, which we refer to as our DownREIT entities. The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase or redeem all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.   We believe that this acquisition method may permit us to acquire properties from property owners wishing to enter into tax-deferred transactions.

From time to time, we selectively dispose of underperforming properties and re-deploy the proceeds into potentially higher performing properties that meet our acquisition criteria.

Leasing Results

At October 31, 2017, our properties collectively had 947 leases with tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  At October 31, 2017 the 74 consolidated properties were 92.7% leased and 91.0% occupied (see Results of Operations discussion in Item 7).  At October 31, 2017, we had equity investments in seven properties which we do not consolidate; those properties were 97.7% leased.  We believe the properties are adequately covered by property and liability insurance.

A substantial portion of our operating lease income is derived from tenants under leases with terms greater than one year.  Most of the leases provide for the payment of monthly fixed base rentals and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2017, no single tenant comprised more than 9.9% of the total annual base rents of our properties. The following table sets forth a schedule of our ten largest tenants by percent of total annual base rent of our properties to total annual base rent for the year ended October 31, 2017.

Tenant	Number of Stores	% of Total Annual Base Rent of Properties
Stop & Shop	8	9.9%
CVS	10	5.4%
The TJX Companies	6	3.4%
Bed Bath & Beyond	3	2.9%
Acme	4	2.7%
ShopRite	3	1.8%
Staples	3	1.4%
BJ's	2	1.4%
Rite Aid	4	1.3%
DSW	2	1.1%
	45	31.3%

See Item 2. Properties for a complete list of the Company's properties.

The Company's single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center ("Ridgeway").

Ridgeway is located in Stamford, Connecticut and was developed in the 1950s and redeveloped in the mid-1990s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2017, Ridgeway revenues represented approximately 11.2% of the Company's total revenues and approximately 7.2% of the Company's total assets at October 31, 2017. As of October 31, 2017, Ridgeway was 97% leased. The property's largest tenants (by base rent) are:  The Stop & Shop Supermarket Company (19%), Bed, Bath & Beyond (14%) and Marshall's Inc., a division of the TJX Companies (11%).  No other tenant accounts for more than 10% of Ridgeway's annual base rents.

The following table sets forth a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2017 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2018	9	32,600	$1,438,800	11.3%
2019	3	14,600	431,900	3.3%
2020	4	34,800	637,700	4.9%
2021	4	44,800	994,700	7.7%
2022	3	93,100	5,197,700	40.3%
2023	6	92,200	2,583,300	20.0%
2024	-	-	-	0.0%
2025	-	-	-	0.0%
2026	2	10,300	363,700	2.8%
2027	2	5,000	135,600	1.1%
Thereafter	1	33,800	1,115,700	8.6%
Total	34	361,200	$12,899,100	100%

For further financial information about our only reportable operating segment, Ridgeway, see note 1 of our financial statements in Item 8 included in this Annual Report on Form 10-K.

Financing Strategy

We intend to continue to finance acquisitions and property improvements and/or expansions with the most advantageous sources of capital which we believe are available to us at the time, and which may include the sale of common or preferred equity through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, investments in real estate joint ventures and the reinvestment of proceeds from the disposition of assets.  Our financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, and (ii) minimizing our exposure to interest rate risk represented by floating rate debt.

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

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990.  The requirements of this Act, or of other federal, state or local laws or regulations, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with the Americans with Disabilities Act of 1990 and similar regulations may require expensive changes to the properties.

Competition

The real estate investment business is highly competitive.  We compete for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, our properties are subject to local competition from the surrounding areas.  Our shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where our retail properties are located.  In addition, the retail industry is seeing greater competition from internet retailers who may not need to establish "brick and mortar" retail locations for their businesses. This reduces the demand for traditional retail space in shopping centers like ours and other grocery-anchored shopping center properties.  Our office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing decisions are generally determined by prospective tenants on the basis of, among other things, rental rates, location, and the physical quality of the property and availability of space.

Property Management

We actively manage and supervise the operations and leasing of all of our properties.

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

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. With respect to each of our five consolidated joint ventures, Ironbound, McLean, Orangeburg, UB High Ridge and Dumont, which we refer to as our DownREITs, we may not sell or transfer the contributed property through contractually agreed upon protection periods other than as part of a tax-deferred transaction under the Code or if the conditions exist which would give us the right to call all of the non-managing member units or partnership units, as applicable, following the death or dissolution of certain non-managing members or, in connection with the exercise of creditor's rights and remedies under the existing mortgage or any refinancing by the holder thereof (which will not constitute a violation of this restriction).  Because of these market, regulatory and contractual conditions, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders.

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2017, approximately 92.9% of our total revenues were from properties located in this area. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment, as well as weather patterns and natural disasters that could have a more significant localized effect in the areas where our properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2017, Ridgeway revenues represented approximately 11.2% of the Company's total revenues and approximately 7.2% of the Company's total assets at October 31, 2017.  The loss of Ridgeway or a material decrease in revenues from Ridgeway could have a material adverse effect on the Company.

We are dependent on anchor tenants in many of our retail properties.  Most of our retail properties are dependent on a major or anchor tenant, often a supermarket anchor.  If we are unable to renew any lease we have with the anchor tenant at one of these properties upon expiration of the current lease on favorable terms, or to re-lease the space to another anchor tenant of similar or better quality upon departure of an existing anchor tenant on similar or better terms, we could experience material adverse consequences with respect to such property such as higher vacancy, re-leasing on less favorable economic terms, reduced net income, reduced funds from operations and reduced property values.  Vacated anchor space also could adversely affect a property because of the loss of the departed anchor tenant's customer drawing power.  Loss of customer drawing power also can occur through the exercise of the right that some anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term.  In addition, vacated anchor space could, under certain circumstances, permit other tenants to pay a reduced rent or terminate their leases at the affected property, which could adversely affect the future income from such property.  There can be no assurance that our anchor tenants will renew their leases when they expire or will be willing to renew on similar economic terms.  See Item 1. Business in this Annual Report on Form 10-K for additional information on our ten largest tenants by percent of total annual base rent of our properties.

Similarly, if one or more of our anchor tenants goes bankrupt, we could experience material adverse consequences like those described above.  Under bankruptcy law, tenants have the right to reject their leases.  In the event a tenant exercises this right, the landlord generally may file a claim for a portion of its unpaid and future lost rent.  Actual amounts received in satisfaction of those claims, however, are typically very limited and will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors.  In July 2015, The Great Atlantic and Pacific Tea Company ("A&P"), an anchor at nine of our shopping centers, filed for bankruptcy, resulting in lost rent, vacancies of various duration at several of our shopping centers and other negative consequences.  We can provide no assurance that we will not experience similar bankruptcies by other anchor tenants. See Item 7. Management's Discussion of Operations and Financial Condition in this Annual Report on Form 10-K for additional information.

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

We may acquire properties or acquire other real estate related companies, and this may create risks.  We may acquire properties or acquire other real estate related companies when we believe that an acquisition is consistent with our business strategies. We may not succeed in consummating desired acquisitions on time or within budget. When we do pursue a project or acquisition, we may not succeed in leasing newly acquired properties at rents sufficient to cover the costs of acquisition and operations. Acquisitions in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and will have devoted management's time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of the acquisition. In addition, redevelopment of our existing properties presents similar risks.

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

Competition may limit our ability to generate sufficient income from tenants and may decrease the occupancy and rental rates for our properties. Our properties consist primarily of open-air shopping centers and other retail properties.  Our performance, therefore, is generally linked to economic conditions in the market for retail space.  In the future, the market for retail space could be adversely affected by:
•	weakness in the national, regional and local economies;
•	the adverse financial condition of some large retailing companies;
•	the impact of internet sales on the demand for retail space;
•	ongoing consolidation in the retail sector; and
•	the excess amount of retail space in a number of markets.
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

Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our terms, and reduce their expected return.  As of October 31, 2017, we owned seven of our operating properties through consolidated joint ventures and seven through unconsolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly-owned properties, including the following:

•
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

•
Our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•
Disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers from focusing their time and effort on our business, disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict is resolved, and possibly force a sale of the property if the dispute cannot be resolved; and

•	The activities of a joint venture could adversely affect our ability to qualify as a REIT.

In addition, with respect to our five consolidated joint ventures, Ironbound, McLean, Orangeburg, UB High Ridge and Dumont, we have additional obligations to the limited partners and non-managing members and additional limitations on our activities with respect to those joint ventures.  The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture, with the Company required to provide such funds if the joint venture is unable to do so.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.  The right of these limited partners and non-managing members to put their equity interest to us could require us to expend cash, or issue Class A Common Stock of the REIT, at a time or under circumstances that are not desirable to us.

In addition, the partnership agreement or operating agreements with our partners in Ironbound, McLean, Orangeburg, UB High Ridge and Dumont include certain restrictions on our ability to sell the property and to pay off the mortgage debt on these properties before their maturity, although refinancings are generally permitted.  These restrictions could prevent us from taking advantage of favorable interest rate environments and limit our ability to best manage the debt on these properties.

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

•	limiting our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

In addition, variable rate debt exposes us to changes in interest rates. Interest expense on our variable rate debt as of October 31, 2017 would increase by $40,000 annually for a 1% per annum increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.  We enter into interest rate hedging transactions, including interest rate swaps. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

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

Our unsecured revolving credit agreement contains financial and other covenants which may limit our ability, without our lenders' consent, to engage in operating or financial activities that we may believe desirable.  Our unsecured revolving credit facility contains, among others, provisions restricting our ability to:
•	permit unsecured debt to exceed $400 million;
•	create certain liens;
•	increase our overall secured and unsecured borrowing beyond certain levels;
•	consolidate, merge or sell all or substantially all of our assets;
•	permit secured debt to be more than 40% of gross asset value, as defined in the agreement; and
•	permit unsecured indebtedness excluding preferred stock to exceed, 60% of eligible real estate asset value as defined in the agreement.

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

We may be required to incur additional debt to qualify as a REIT.  As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income. We are subject to income tax on amounts of undistributed taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. We intend to make distributions to shareholders to comply with the Code's distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:

•	our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and
•	non-deductible capital expenditures, creation of reserves, or debt service requirements may reduce available cash but not taxable income.

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

We cannot assure you we will continue to pay dividends at historical rates.  Our ability to continue to pay dividends on our shares of Class A Common stock or Common stock at historical rates or to increase our dividend rate, and our ability to pay preferred share dividends will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;
•	the performance of lease terms by tenants;
•	the terms of our loan covenants;
•	payment obligations on debt; and
•	our ability to acquire, finance or redevelop and lease additional properties at attractive rates.

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

Prior to the acquisition of any property and from time to time thereafter, we obtain Phase I environmental reports, and, when deemed warranted, Phase II environmental reports concerning the Company's properties.  There can be no assurance, however, that (i) the discovery of environmental conditions that were previously unknown, (ii) changes in law, (iii) the conduct of tenants or neighboring property owner, or (iv) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future.  Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.  We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software in-place and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations, including through lawsuits by third-parties.

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

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.  The U.S. Congress has passed sweeping tax reform legislation that would make significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules for U.S. domestic corporations.  As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs.  Stockholders, however, are generally required to pay taxes on REIT dividends.  Tax reform legislation would affect the way in which dividends paid on our stock are taxed by the holder of that stock and  could impact our stock price or how stockholders and potential investors view an investment in REITs.   In addition, while certain elements of tax reform legislation would not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate.

Our ownership limitation may restrict business combination opportunities.
To qualify as a REIT under the Internal Revenue Code, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year.  To preserve our REIT qualification, our charter generally prohibits any person from owning shares of any class with a value of more than 7.5% of the value of all of our outstanding capital stock and provides that:

•	a transfer that violates the limitation is void;
•	shares transferred to a stockholder in excess of the ownership limitation are automatically converted, by the terms of our charter, into shares of "Excess Stock;"
•	a purported transferee receives no rights to the shares that violate the limitation except the right to designate a transferee of the Excess Stock held in trust; and
•
the Excess Stock will be held by us as trustee of a trust for the exclusive benefit of future transferees to whom the shares of capital stock ultimately will be transferred without violating the ownership limitation.

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman, who, as of October 31, 2017, beneficially owns 46.2% of our outstanding Common Stock and 0.5% of our outstanding Class A common stock or to Mr. Willing L. Biddle, our CEO, who beneficially owns 30.2% of our outstanding Common Stock and 0.1% of our outstanding Class A Common Stock.  Such holdings represent approximately 66.3% of our outstanding voting interests.  Together as a group Messrs. Urstadt, Biddle, and the other directors and executive officers hold approximately 66.7% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A common stock.  The ownership limitation may delay or discourage someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in their best interest.

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

Our stockholder rights plan could deter a change of control.  We have adopted a stockholder rights plan.  This plan may deter a person or a group from acquiring more than 10% of the combined voting power of our outstanding shares of common stock and Class A common stock because, after (i) the person or group acquires more than 10% of the combined voting power of our outstanding Common stock and Class A Common stock, or (ii) the commencement of a tender offer or exchange offer by any person (other than us, any one of our wholly owned subsidiaries or any of our employee benefit plans, or certain exempt persons), if, upon consummation of the tender offer or exchange offer, the person or group would beneficially own 30% or more of the combined voting power of our outstanding shares of Common stock and Class A Common stock, and upon satisfaction of certain other conditions, all other stockholders will have the right to purchase securities from us at a price that is less than their fair market value.  This would substantially reduce the value of the stock owned by the acquiring person.  Our board of directors can prevent the plan from operating by approving the transaction and redeeming the rights.  This gives our board of directors significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in us.  The rights plan exempts acquisitions of Common stock and Class A Common stock by Mr. Charles J. Urstadt, Willing L. Biddle, members of their families and certain of their affiliates.

The concentration of our stock ownership or voting power limits our stockholders' ability to influence corporate matters.  Each share of our Common Stock entitles the holder to one vote.  Each share of our Class A Common Stock entitles the holder to 1/20 of one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.  As of October 31, 2017, Charles J. Urstadt, our Chairman, and Willing Biddle, our President and Chief Executive Officer, beneficially owned approximately 19.3% of our outstanding Common Stock and Class A Common Stock, which together represented approximately 66.3% of the voting power of our outstanding common stock.  Messrs. Urstadt and Biddle therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or restricts our stockholders' ability to influence corporate matters.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Properties

The following table sets forth information concerning each property at October 31, 2017.  Except as otherwise noted, all properties are 100% owned by the Company.

Retail Properties:	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Stamford, CT	1997	1950	2002	374,000	13.6	34	97%	Stop & Shop
Stratford, CT	1988	1978	2005	278,000	29.0	19	100%	Stop & Shop, BJ's
Scarsdale, NY (1)	2004	1958	2010	250,000	14.0	27	98%	ShopRite
New Milford, CT	2002	1972	2010	235,000	20.0	14	100%	Walmart
Riverhead, NY (2)	-	2014	2014	198,000	20.7	3	98%	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	18	98%	Christmas Tree Shops
Carmel, NY (3)	2006	1971	2010	189,000	22.0	38	98%	Tops Markets
Ossining, NY	2000	1978	1998	137,000	11.4	26	96%	Stop & Shop
Somers, NY	-	2002	2003	135,000	26.0	29	97%	Home Goods
Midland Park, NJ	1999	1970	2015	130,000	7.9	26	97%	Kings Supermarket
Carmel, NY	1999	1983	1995	129,000	19.0	17	96%	ShopRite
Pompton Lakes, NJ	2000	1965	2015	125,000	12.0	16	44%	Planet Fitness
Yorktown, NY	1997	1973	2005	121,000	16.4	12	73%	Staples
New Providence, NJ	2010	1965	2013	109,000	7.8	24	98%	Acme Markets
Newark, NJ (4)	-	1995	2008	108,000	8.4	13	95%	Acme Markets
Wayne, NJ	1992	1959	1992	102,000	9.0	41	59%	PNC Bank
Newington, NH	1994	1975	1979	102,000	14.3	7	97%	JoAnns Fabrics
Darien, CT	1992	1955	1998	96,000	9.5	22	97%	Stop & Shop
Emerson, NJ	2013	1981	2007	93,000	7.0	11	82%	ShopRite
Stamford, CT (8)	2013	1963 & 1968	2017	87,000	6.7	25	95%	Trader Joes
New Milford, CT	-	1966	2008	81,000	7.6	5	92%	Big Y
Somers, NY	-	1991	1999	80,000	10.8	29	83%	CVS
Montvale, NJ (2)	2010	1965	2013	79,000	9.9	15	95%	The Fresh Market
Orange, CT	-	1990	2003	78,000	10.0	13	100%	Trader Joes
Kinnelon, NJ	2015	1961	2015	77,000	7.5	12	98%	Marshalls
Orangeburg, NY (5)	2014	1966	2012	74,000	10.6	23	90%	CVS
Dumont, NJ (9)	-	1992	2017	74,000	5.5	34	100%	Stop & Shop
Stamford, CT	2000	1970	2016	72,000	9.7	14	98%	ShopRite (Grade A)
New Milford, CT	-	2003	2011	72,000	8.8	9	93%	TJ Max
Eastchester, NY	2013	1978	1997	70,000	4.0	13	100%	Acme Markets
Boonton, NJ	2016	1999	2014	63,000	5.4	10	100%	Acme Markets
Ridgefield, CT	1999	1930	1998	62,000	3.0	41	91%	Keller Williams
Fairfield, CT	-	1995	2011	62,000	7.0	3	100%	Marshalls
Bloomfield, NJ	2016	1977	2014	59,000	5.1	9	96%	Superfresh Supermarket
Yonkers, NY (7)	-	1982	2014	58,000	5.0	13	100%	Acme Markets
Cos Cob, CT	2008	1986	2014	48,000	1.1	32	92%	CVS
Briarcliff Manor, NY	2014	1975	2001	47,000	1.0	15	83%	CVS
Wyckoff, NJ	2014	1971	2015	43,000	5.2	15	92%	Walgreens
Westport, CT	-	1986	2003	40,000	3.0	9	64%	Rio Bravo Restaurant
Old Greenwich, CT	-	1976	2014	39,000	1.4	13	92%	Kings Supermarket
Rye, NY	-	Various	2004	39,000	1.0	22	96%	A&S Deli
Derby, CT	-	2014	2017	39,000	5.3	6	91%	Aldi Supermarket
Passaic, NJ	2016	1974	2017	37,000	2.9	3	100%	Gala Fresh Market
Danbury, CT	2012	1988	2002	33,000	2.7	6	100%	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4.0	7	100%	Rite Aid
Ossining, NY	2001	1981	1999	29,000	4.0	3	88%	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	25	89%	Squires
Stamford, CT	1995	1960	2016	27,000	1.1	7	100%	Federal Express
Waldwick, NJ	-	1953	2017	27,000	1.8	11	100%	United States Post Office
Harrison, NY	-	1970	2015	26,000	1.6	13	100%	Key Foods
Pelham, NY	2014	1975	2006	25,000	1.0	9	100%	Key Foods
Spring Valley, NY (2)	-	1950	2013	24,000	1.6	11	94%	Spring Valley Foods
Eastchester, NY	2014	1963	2012	24,000	2.1	5	100%	CVS
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	Rite Aid
Somers, NY	-	1987	1992	19,000	4.9	12	100%	Putnam County Savings Bank
Cos Cob, CT	1970	1947	2013	15,000	0.9	10	94%	Jos. A Banks
Various (6)	-	Various	2013	15,000	3.0	4	57%	Friendly Restaurants
Riverhead, NY (2)	-	2000	2014	13,000	2.7	3	100%	Applebee's
Monroe, CT	-	2005	2007	10,000	2.0	6	100%	Starbucks
Greenwich, CT	-	1961	2013	10,000	0.8	5	100%	Cava Mezza Grill
Old Greenwich, CT (8)	2001	1941	2017	8,000	0.8	1	100%	CVS
Fort Lee, NJ	-	1967	2015	7,000	0.4	1	100%	H-Mart
Office Properties & Banks Branches
Greenwich, CT	-	Various	Various	58,000	2.8	15	94%	UBP
Bronxville & Yonkers	-	1960	2008 & 2009	19,000	0.7	4	100%	Peoples Bank , Chase Bank
Bernardsville, NJ	-	1970	2013	14,000	1.1	6	64%	Lab Corp
Chester, NJ	-	1950	2013	9,000	2.0	1	100%	REE Childcare
Stamford, CT (8)	2012	1960	2017	4,000	0.5	1	100%	Chase Bank
				5,080,000	470.8	947

(1)	Two wholly owned subsidiaries of the Company own an 11.642% economic ownership interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property.
(2)
A wholly owned subsidiary of the Company has a 50% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.

(3)	A wholly owned subsidiary of the Company has a 66.67% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.
(4)	A wholly owned subsidiary of the Company is the sole general partner of a partnership that owns this property (84% ownership interest)
(5)	A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (40.6% ownership interest)
(6)	The Company owns five separate free standing properties, two of which are occupied 100% by a Friendly's Restaurant and two by other restaurant's. The properties are located in New York, New Jersey and Connecticut.
(7)	A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (53.0% ownership interest)
(8)	A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (8.80% ownership interest)
(9)	A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (31.4% ownership interest)

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated properties for leases in place as of October 31, 2017, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rents	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2018 (1)	197	438,800	$10,972,200	11%
2019	121	421,300	10,337,800	11%
2020	89	412,900	9,401,500	10%
2021	112	432,000	11,216,100	11%
2022	105	637,100	18,081,800	19%
2023	50	461,700	10,840,000	11%
2024	34	168,700	4,577,300	5%
2025	41	227,600	4,988,900	5%
2026	33	126,700	3,635,100	4%
2027	32	121,900	3,035,800	3%
Thereafter	36	535,800	9,599,500	10%
	850	3,984,500	$96,686,000	100%

(1)	Represents lease expirations from November 1, 2017 to October 31, 2018 and month-to-month leases.

Item 3.	Legal Proceedings.

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Item 4.	Mine Safety Disclosures.

Not Applicable

PART II

Item 5.	Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

 (a) Market Information

Shares of Common Stock and Class A Common Stock of the Company are traded on the New York Stock Exchange under the symbols "UBP" and "UBA," respectively.  The following table sets forth the high and low closing sales prices for the Company's Common Stock and Class A Common Stock during the fiscal years ended October 31, 2017 and 2016 as reported on the New York Stock Exchange:

	Fiscal Year Ended		Fiscal Year Ended
	October 31, 2017		October 31, 2016
Common Shares:	Low	High	Low	High
First Quarter	$16.85	$19.64	$16.63	$19.01
Second Quarter	$16.21	$18.00	$17.42	$19.19
Third Quarter	$15.92	$18.87	$18.25	$22.37
Fourth Quarter	$16.29	$18.80	$17.16	$21.50

	Fiscal Year Ended		Fiscal Year Ended
	October 31, 2017		October 31, 2016
Class A Common Shares:	Low	High	Low	High
First Quarter	$20.51	$24.33	$18.57	$20.47
Second Quarter	$19.66	$22.62	$19.51	$21.46
Third Quarter	$18.41	$21.12	$20.47	$25.13
Fourth Quarter	$20.07	$22.65	$21.11	$24.50

(b) Approximate Number of Equity Security Holders

At December 31, 2017 (latest date practicable), there were 606 shareholders of record of the Company's Common Stock and 640 shareholders of record of the Class A Common Stock.

(c) Dividends Declared on Common Stock and Class A Common Stock and Tax Status

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2017 and 2016:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 20, 2017	$0.235	$0.14	$0.02075	$0.07425	$0.265	$0.158	$0.02325	$0.08375
April 17, 2017	$0.235	$0.14	$0.02075	$0.07425	$0.265	$0.158	$0.02325	$0.08375
July 17, 2017	$0.235	$0.14	$0.02075	$0.07425	$0.265	$0.158	$0.02325	$0.08375
October 20, 2017	$0.235	$0.14	$0.02075	$0.07425	$0.265	$0.158	$0.02325	$0.08375
	$0.94	$0.56	$0.083	$0.297	$1.06	$0.632	$0.093	$0.335

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 15, 2016	$0.23	$0.1205	$0.078	$0.0315	$0.26	$0.13625	$0.08825	$0.0355
April 15, 2016	$0.23	$0.1205	$0.078	$0.0315	$0.26	$0.13625	$0.08825	$0.0355
July 15, 2016	$0.23	$0.1205	$0.078	$0.0315	$0.26	$0.13625	$0.08825	$0.0355
October 21, 2016	$0.23	$0.1205	$0.078	$0.0315	$0.26	$0.13625	$0.08825	$0.0355
	$0.92	$0.482	$0.312	$0.126	$1.04	$0.545	$0.353	$0.142

The Company has paid quarterly dividends since it commenced operations as a real estate investment trust in 1969.  During the fiscal year ended October 31, 2017, the Company made distributions to stockholders aggregating $0.94 per Common share and $1.06 per Class A Common share. On December 14, 2017, the Company's Board of Directors approved the payment of a quarterly dividend payable January 19, 2018 to stockholders of record on January 5, 2018. The quarterly dividend rates were declared in the amounts of $0.24 per Common share and $0.27 per Class A Common share.

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

The Company has a Dividend Reinvestment and Share Purchase Plan ("DRIP") that allows shareholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  Shares are acquired pursuant to the DRIP at a price equal to the higher of 95% of the market price of such shares on the dividend payment date or 100% of the average of the daily high and low sales prices for the five trading days ending on the day of purchase without payment of any brokerage commission or service charge.  As of October 31, 2017, 1,207,066 shares of Common Stock and 251,084 shares of Class A Common Stock have been issued under the DRIP.

(d) Issuer Repurchase

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock in open market transactions.  For the three month period ended October 31, 2017, the Company did not repurchase shares of any class of stock under the Program.

Item 6.                  Selected Financial Data.
(In thousands, except per share data)

	Year Ended October 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total Assets	$996,713	$931,324	$861,075	$819,005	$650,026

Revolving Credit Lines and Unsecured Term Loan	$4,000	$8,000	$22,750	$40,550	$9,250

Mortgage Notes Payable and Other Loans	$297,071	$273,016	$260,457	$205,147	$166,246

Preferred Stock Called For Redemption	$-	$-	$-	$61,250	$-

Operating Data:
Total Revenues	$123,560	$116,792	$115,312	$102,328	$95,203

Total Expenses and payments to noncontrolling interests	$91,774	$85,337	$88,594	$75,927	$70,839

Income from Continuing Operations before Discontinued Operations	$55,432	$34,605	$50,212	$53,091	$29,105

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$0.92	$0.57	$1.04	$1.22	$0.31
Common Stock	$0.82	$0.50	$0.92	$1.09	$0.28

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$0.90	$0.56	$1.02	$1.19	$0.30
Common Stock	$0.80	$0.49	$0.90	$1.06	$0.27

Cash Dividends Paid on:
Class A Common Stock	$1.06	$1.04	$1.02	$1.01	$1.00
Common Stock	$0.94	$0.92	$0.90	$0.90	$0.90

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$62,995	$62,081	$53,041	$52,519	$52,270

Investing Activities	$16,262	$(82,072)	$(106,975)	$(56,228)	$(50,949)

Financing Activities	$(77,854)	$20,639	$(12,472)	$73,793	$(76,468)

Funds from Operations (1)	$43,203	$43,603	$38,056	$33,032	$29,506

(1)
The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance.  However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13.

Item 7.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report, the "Special Note Regarding Forward-Looking Statements" in Part I and "Item 1A. Risk Factors."

Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a REIT for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties, single tenant retail or restaurant properties and office/retail mixed use properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At October 31, 2017, we owned or had equity interests in 81 properties, which include equity interests we own in seven consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").  Of the properties owned by wholly owned subsidiaries or joint venture entities that we consolidate, approximately 92.7% was leased (93.3% at October 31, 2016).  Of the properties owned by unconsolidated joint ventures, approximately 97.7% was leased (98.4% at October 31, 2016).

We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased the level of dividend payments to our shareholders for 23 consecutive years.

We derive substantially all of our revenues from rents and operating expense reimbursements received pursuant to long-term leases and focus our investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket or pharmacy chains.  We believe that because consumers need to purchase food and other types of staple goods and services generally available at supermarket or pharmacy-anchored shopping centers, the nature of our investments provides for relatively stable revenue flows even during difficult economic times.

We have a conservative capital structure and we have one $10.0 million mortgage maturing in April 2018.  Thereafter, we do not have any additional secured debt maturing until May 2019.

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

Our hope is to grow our assets through acquisitions by 5% to 10% per year on a dollar value basis, subject to the availability of acquisitions that meet our investment parameters, although we cannot guarantee that investment properties meeting our investment specifications will be available to us.

Highlights of Fiscal 2017; Recent Developments

Set forth below are highlights of our recent property acquisitions, other investments, property dispositions and financings:

•
In September 2017, we completed the public offering of 4,600,000 shares of 6.25% Series H Senior Cumulative Preferred Stock (the "Series H Preferred Stock") at a price of $25 per share for net proceeds of $111.3 million after underwriting discounts but before offering expenses. These shares are nonvoting, have no stated maturity and are redeemable for cash at $25 per share at our option on or after September 18, 2022. Holders of these shares are entitled to cumulative dividends, payable quarterly in arrears. Dividends accrue from the date of issue at the annual rate of $1.5625 per share per annum. The holders of our Series H Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions holders of the Series H Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series H Preferred Stock, together with all of our other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in our Articles of Incorporation, the holder of the Series H Preferred Stock will have the right to convert all or part of the shares of Series H Preferred Stock held by such holder on the applicable conversion date into a number of our shares of Class A common stock.

•
In August 2017, we acquired an approximate 31.4% equity interest in a newly formed entity, UB Dumont I, LLC ("UB Dumont"). UB Dumont owns a 74,000 square foot commercial property anchored by a Stop and Shop grocery store and also includes 19,000 square feet of apartments.  We are the managing member of UB Dumont and lease and manage the property.  The properties were contributed to UB Dumont by the former owners, along with $10.0 million in mortgage debt secured by the property.  The interest rate on the assumed mortgage is 3.87% per annum.  The contributors received ownership units of UB Dumont equal to the fair market value of the net assets contributed, which equity at formation was valued at $8.6 million.  At the closing of the acquisition, the property was 100% leased.  Our initial equity investment in UB Dumont at formation totaled $3.9 million.  The contributors of the property (non-managing members of UB Dumont) are entitled to receive an annual distribution on their invested capital, initially at the rate of 5.05% per annum.  We will retain all of the cash flow generated by the three properties after the payment of debt service and the aforementioned annual distribution to the non-managing members. The non-managing members have the right to require us to redeem their units of ownership in UB Dumont at prices defined in the governing agreement.  At inception of UB Dumont, that price was $21 per unit of ownership of UB Dumont.

•
In July 2017, we sold for $1.2 million a single tenant property located in Fairfield, CT that we acquired in March 2017 (see below), and realized a loss on the sale of $729,000.  Prior to the sale, we entered into a lease termination agreement with the tenant of the property.  The agreement provided for the tenant to pay us $3.2 million in exchange for being released from all future obligations under its lease.  We received payment in July 2017 and recorded the payment received as lease termination income, as the payment met all of the revenue recognition conditions under U.S. GAAP.  In addition, when the aforementioned property was acquired, we allocated $1.2 million of the consideration paid to this over-market lease.  As a result of this termination, we wrote-off the remaining $1.1 million asset as a reduction of lease termination income for the year ended October 31, 2017.

•
In July 2017, we repaid at maturity the existing $44 million first mortgage loan encumbering our Ridgeway property, located in Stamford, CT, with available cash and a $33 million borrowing on our Unsecured Revolving Credit Facility (the "Facility").  Subsequently in July, we placed a new $50 million non-recourse first mortgage loan encumbered by the subject property and used a portion of the proceeds to repay the $33 million borrowing on the Facility.  The new loan has a term of 10 years and requires payments of principal and interest at the rate of LIBOR plus 1.9% based on a 25-year amortization.  We entered into an interest rate swap agreement with the lender as the counterparty that converts the variable interest rate (based on LIBOR) to a fixed rate of 3.398% per annum.

•
In July 2017, we purchased for $8.2 million a 26,500 square foot shopping center located in Waldwick, NJ.  We funded the purchase with available cash and the assumption of an environmental remediation obligation in the amount of $3.3 million which is included in other liabilities on the October 31, 2017 consolidated balance sheet.

•
In March 2017, we acquired an approximate 8.8% equity interest in a newly formed entity, UB High Ridge, LLC, ("UB High Ridge"). UB High Ridge owns a shopping center, anchored by a Trader Joe's grocery store and two free standing commercial retail properties, one leased to JP Morgan Chase and the other to CVS.  Two of the properties are located in Stamford, CT and one of the properties is located in Greenwich, CT.  The three properties total approximately 99,400 square feet.  We are the managing member of UB High Ridge and will lease and manage the properties.  The properties were contributed by the former owners, along with $11.2 million in aggregate mortgage debt secured by two of the properties.  The weighted average interest rate per annum on the two assumed mortgages is 3.63% per annum.  The contributors received ownership units of UB High Ridge equal to the fair market value of the net assets contributed, which equity at formation was valued at $55.2 million.  At formation of UB High Ridge, the three properties combined were approximately 96.4% leased.  Our initial equity investment in UB High Ridge at formation totaled $5.5 million.  The contributors of the three properties (non-managing members of UB High Ridge) are entitled to receive an annual distribution on their invested capital, initially at the rate of 5.46% per annum.  We will retain all of the cash flow generated by the three properties after the payment of debt service and the aforementioned annual distribution to the non-managing members. The non-managing members have the right to require us to redeem their units of ownership in UB High Ridge at prices defined in the governing agreement.  At inception of UB High Ridge, that price was $23.50 per unit of ownership of UB High Ridge.

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

Known Trends; Outlook

We believe that shopping center REITs face opportunities and challenges that are both common to and unique from other REITs and real estate companies.     As a shopping center REIT, we are focused on certain challenges that are unique to the retail industry.  In particular, we recognize the challenges presented by e-commerce to brick-and-mortar retail establishments, including our tenants. However, we believe that because consumers prefer to purchase food and other staple goods and services available at supermarkets in person, the nature of our properties makes them less vulnerable to the encroachment of e-commerce than other properties whose tenants may more directly compete with the internet.   Moreover, we believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants are not supermarkets or other staple goods providers.  We note, however, that many prospective in-line tenants are seeking smaller spaces than in the past, as a result, in part, of internet encroachment on their brick-and-mortar business.   When feasible, we actively work to place tenants that are less susceptible to internet encroachment, such as restaurants, fitness centers, healthcare and personal services.  We continue to be sensitive to these considerations when we establish the tenant mix at our shopping centers, and believe that our strategy of focusing on supermarket anchors is a strong one.

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

The U.S. Congress has passed sweeping tax reform legislation that would make significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules for U.S. domestic corporations.  As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs.  Stockholders, however, are generally required to pay taxes on REIT dividends.  Tax reform legislation would affect the way in which dividends paid on our stock are taxed by the holder of that stock and could impact our stock price or how stockholders and potential investors view an investment in REITs.   In addition, while certain elements of tax reform legislation would not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate.

Leasing

Rollovers

For the fiscal year 2017, we signed leases for a total of 650,300 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 86,800 square feet at an average rental increase of 3.78% on a cash basis, excluding 3,333 square feet of new leases for which there was no prior rent history available.  Renewals for 560,200 square feet of space previously occupied were signed at an average rental increase of 4.36% on a cash basis.

Tenant improvements and leasing commissions averaged $24.38 per square foot for new leases and $3.40 per square foot for renewals for the fiscal year ended October 31, 2017. The average term for new leases was 5.7 years and the average term for renewal leases was 4 years.

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

The leases signed in 2017 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.

In 2018, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for renewal leases and flat to slightly positive increases for new leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by the Company to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet was rejected by A&P in bankruptcy and we are in the process of marketing that space for re-lease.  In July 2017, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant as that operator failed to perform under their lease and was evicted.  We are currently marketing that space for lease and have several prospects.

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

Liquidity and Capital Resources

Overview

At October 31, 2017, we had cash and cash equivalents of $8.7 million, compared to $7.3 million at October 31, 2016.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  In fiscal 2017, 2016 and 2015, net cash flow provided by operations amounted to $63.0 million, $62.1 million and $53.0 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, dividends paid to our preferred stockholders and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the years ended October 31, 2017 and 2016 totaled $40.6 million and $37.1 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our five consolidated joint venture entities, Ironbound, McLean, Orangeburg, UB High Ridge and UB Dumont, have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 6 to the financial statements included in Item 8 of this Report on Form 10-K.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Unsecured Revolving Credit Facility (the "Facility"), debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our leverage low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. In fiscal 2017, we paid approximately $9.7 million for property improvements, tenant improvements and leasing commission costs (approximately $8.5 million representing property improvements and approximately $1.2 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $6.0 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during fiscal 2018.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $297.1 million consist entirely of fixed-rate mortgage loan indebtedness with a weighted average interest rate of 4.2% at October 31, 2017.  These mortgages are secured by 26 properties with a net book value of $568 million and have fixed rates of interest ranging from 3.5% to 6.6%.   We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

At October 31, 2017, we had $4 million of variable-rate debt consisting of draws on our Facility (see below) that was not fixed through an interest rate swap or otherwise. See "Item 7.A. Quantitative and Qualitative Disclosures about Market Risk" included in this Annual Report on Form 10-K for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 30% and a fixed charge coverage ratio of over 3.86 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 48 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At October 31, 2017, we had borrowing capacity of $95 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 6 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on these and other restrictions.

Unsecured Revolving Credit Facility and Other Property Financings

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, BMO and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of October 31, 2017, $95 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at October 31, 2017.

During the year ended October 31, 2017, we borrowed $52 million on our Facility to fund a portion of the equity for property acquisitions, capital improvements to our properties and to repay the mortgage secured by our Ridgeway property at maturity until a new mortgage could be put in place later that month. For the year ended October 31, 2017 we repaid $56 million of borrowings on our Facility, with proceeds from the sale of our White Plains property and proceeds from the refinancing of our mortgage loan encumbering the Stamford property.

See Note 5 included in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a further description of mortgage financing transactions in fiscal 2017 and 2016.

Net Cash Flows from Operating Activities

Increase from fiscal 2016 to 2017:

The increase in operating cash flows was primarily due to our generating additional operating income for the year ended October 31, 2017 from properties acquired in fiscal 2016 and 2017 and the receipt of a lease termination payment in the amount of $3.2 million from a former tenant whose lease was terminated in July 2017 offset by an increase in tenant receivables in fiscal 2017 when compared with fiscal 2016.

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

Net cash flows from Investing Activities

Increase from fiscal 2016 to 2017:

The increase in net cash flows provided by investing activities in fiscal 2017 when compared to fiscal 2016 was the result of the Company selling its White Plains, NY property and a single tenant property located in Fairfield, CT in fiscal 2017 and generating net proceeds of $45.3 million on those sales.  In addition, we expended $11.8 million less for improvements to our investment properties in fiscal 2017 when compared to fiscal 2016.  This increase was further accentuated by our acquiring four properties and investing in two joint ventures, which we consolidate, that acquired four properties in fiscal 2017 for a total equity investment of $30.6 million as compared with fiscal 2016 during which we acquired two investment properties requiring $58.7 million of equity capital.  The increase was further bolstered by the repayment of our one mortgage note receivable by the borrower in the amount of $13.5 million in fiscal 2017.  This note was funded in fiscal 2016.

Decrease in cash used from fiscal 2015 to fiscal 2016:
The decrease in cash flows used in investing activities in fiscal 2016 when compared to the prior fiscal year was the result of the purchase of two properties totaling $58.7 million is fiscal 2016 versus purchasing six properties totaling $138.5 million in fiscal 2015, offset by the Company receiving $42.9 million in fiscal 2015 in proceeds from the sale of the Meriden property.  In addition, we initiated a first mortgage loan in the amount of $13.5 million in fiscal 2016.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Net cash flows from Financing Activities

Cash generated:

Fiscal 2017: (Total $213.5 million)
· Proceeds from mortgage note payable in the amount of $50 million.
· Proceeds from revolving credit line borrowings in the amount of $52 million.
· Proceeds from the issuance of Series H Preferred Stock in the amount of $111.3 million.

Fiscal 2016: (Total $159.5 million)
· Proceeds from issuance of Class A Common Stock in the amount of $73.7 million.
· Proceeds from revolving credit line borrowings in the amount of $52.0 million.
· Proceeds from mortgage financings in the amount of $33.7 million.

Fiscal 2015: (Total $237.6 million)
· Proceeds from mortgage financings in the amount of $68.2 million.
· Proceeds from revolving credit line borrowings in the amount of $104.8 million.
· Proceeds from the issuance of Series G Preferred Stock in the amount of $4.6 million.
· Proceeds from the issuance of Class A Common stock in the amount of $59.8 million.

Cash used:

Fiscal 2017: (Total $291.4 million)
· Dividends to shareholders in the amount of $55.6 million.
· Repayment of mortgage notes payable in the amount of $43.7 million.
· Repayment of revolving credit line borrowings in the amount of $56 million.
· Redemption of preferred stock in the amount of $129.4 million.

Fiscal 2016: (Total $138.9 million)
· Dividends to shareholders in the amount of $51.4 million.
· Repayment of mortgage notes payable in the amount of $20.7 million.
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

Results of Operations

Fiscal 2017 vs. Fiscal 2016

The following information summarizes our results of operations for the years ended October 31, 2017 and 2016 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2017	2016	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 1)
Base rents	$88,383	$87,172	$1,211	1.4%	$1,539	$(328)
Recoveries from tenants	28,676	25,788	2,888	11.2%	1,950	938
Other income	4,069	3,213	856	26.6%	155	701

Operating Expenses
Property operating	20,074	18,717	1,357	7.3%	720	637
Property taxes	19,621	18,548	1,073	5.8%	641	432
Depreciation and amortization	26,512	23,025	3,487	15.1%	2,302	1,185
General and administrative	9,183	9,284	(101)	-1.1%	n/a	n/a

Non-Operating Income/Expense
Interest expense	12,981	12,983	(2)	0.0%	1,098	(1,100)
Interest, dividends, and other investment income	356	242	114	47.1%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2017 and 2016.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues

Base rents increased by 1.4% to $88.4 million in fiscal 2017, as compared with $87.2 million in the comparable period of 2016.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2017, the Company purchased four properties totaling 114,700 square feet of GLA, invested in two joint ventures that owns four properties totaling 173,600 square feet, whose operations we consolidate, and sold two properties totaling 203,800 square feet.  In fiscal 2016, the Company purchased two properties totaling 101,400 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in year ended October 31, 2017 when compared with fiscal 2016.

Properties Held in Both Periods:

Revenues

Base Rent
The decrease in base rents for properties owned in both periods was caused predominantly by a slight reduction in the percent of the portfolio that is leased in fiscal 2017 when compared with fiscal 2016.

In fiscal 2017, the Company leased or renewed approximately 650,000 square feet (or approximately 15.0% of total consolidated property leasable area).  At October 31, 2017, the Company's consolidated properties were approximately 92.7% leased (93.3% leased at October 31, 2016).

Tenant Recoveries
For the year ended October 31, 2017, recoveries from tenants for properties owned in both periods (which represent reimbursements from tenants for operating expenses and property taxes) increased by $938,000. This increase was a result of an increase in both property operating expenses and property tax expense in the consolidated portfolio for properties owned for the entire periods of fiscal 2017 and 2016, along with an increase in leased rate at some properties which increased the rate at which the Company could bill operating expenses to tenants in fiscal 2017 versus fiscal 2016.

Expenses

Property operating expenses for properties owned in both fiscal year 2017 and 2016 increased by $637,000.  This increase was predominantly as a result of an increase in snow removal costs at our properties.

Real estate taxes for properties owned in both fiscal year 2017 and 2016 increased by $432,000 as a result of normal tax assessment increases at some of our properties.

Interest expense for properties owned in both fiscal year 2017 and 2016 decreased by $1.1 million as a result of the refinancing of our largest mortgage in July 2017.  In July 2017 we refinanced our mortgage loan secured by our Stamford, CT property and although the principal increased from $44 million to $50 million the interest rate was reduced from 5.52% to 3.398% per annum.  In addition, we repaid our mortgage at our Bloomfield, NJ property after the second quarter of fiscal 2016.  In addition, the reduction was accentuated by normal recurring amortization payments on our portfolio of mortgages, which reduces interest expense in fiscal 2017 when compared with fiscal 2016 for the same mortgages.

Depreciation and amortization expense for properties owned in both fiscal year 2017 and 2016 increased by $1.2 million as a result of an increase in capital improvements on properties held in both periods in fiscal 2016 and 2017.

General and Administrative Expenses

General and administrative expense for the year ended October 31, 2017, when compared with the year ended October 31, 2016 decreased by $101,000, as a result of a decrease in restricted stock amortization, which reduces compensation expense and a reduction in professional fees offset by increased compensation expense for additional staffing at the Company and increased bonus compensation for our employees in fiscal 2017 when compared with fiscal 2016.

Fiscal 2016 vs. Fiscal 2015

The following information summarizes our results of operations for the years ended October 31, 2016 and 2015 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2016	2015	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 2)
Base rents	$87,172	$83,885	$3,287	3.9%	$(1,556)	$4,843
Recoveries from tenants	25,788	28,703	(2,915)	(10.2)%	(516)	(2,399)
Other income	3,213	2,252	961	42.7%	(114)	1,075

Operating Expenses
Property operating	18,717	21,267	(2,550)	(12.0)%	(690)	(1,860)
Property taxes	18,548	18,224	324	1.8%	33	291
Depreciation and amortization	23,025	22,435	590	2.6%	403	187
General and administrative	9,284	8,576	708	8.3%	n/a	n/a

Non-Operating Income/Expense
Interest expense	12,983	13,475	(492)	(3.7)%	497	(989)
Interest, dividends, and other investment income	242	228	14	6.1%	n/a	n/a

Note 2 – Properties held in both periods includes only properties owned for the entire periods of 2016 and 2015.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues

Base rents increased by 3.9% to $87.2 million in fiscal 2016, as compared with $83.9 million in the comparable period of 2015.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2015, the Company purchased equity interests in six properties totaling approximately 409,000 square feet of GLA and sold two properties totaling approximately 320,000 square feet and in fiscal 2016, the Company purchased two properties totaling 101,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in fiscal 2016 when compared with fiscal 2015.

Properties Held in Both Periods:

Revenues

Base Rent
Base rents increased by $4.8 million in fiscal 2016 as compared to fiscal 2015 primarily as a result of the Company receiving $4.8 million in extension fees from our White Plains property, which was sold in fiscal 2017.  In fiscal 2015, the Company entered into contract to sell our White Plains property and that closing was scheduled to occur in April 2016.  In February the purchaser approached the Company and asked for an extension of the closing to October 2016.  In exchange for granting the extension the Company received $2.8 million.  In October, the purchaser approached us again and asked for an additional extension, and in exchange for granting that extension the Company received an additional $2 million.  The Company recorded the entire $4.8 million in base rent on the accompanying consolidated income statements for the year ended October 31, 2016, as the fees collected for the extensions essentially amounted to the purchaser renting the shopping center until the closing of the sale, which took place in March of 2017.   In addition the increase was caused by an increase in base rents billed at several of our other shopping centers in excess of the prior year for new leasing done in the portfolio in fiscal 2015 and 2016 offset by a reduction in base rents at the three shopping centers which were leased to A&P and were not assumed in the A&P bankruptcy process (see leasing - significant events with impact on leasing section earlier in this Item 7).  Two of those three spaces have been re-leased and are now paying rent.

In fiscal 2016, the Company leased or renewed approximately 418,400 square feet (or approximately 10.4% of total consolidated property leasable area).  At October 31, 2016, the Company's consolidated properties were approximately 93.3%.  The above percentages exclude the Company's White Plains property which is being held vacant for sale.

Tenant Recoveries
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

General and Administrative Expenses:

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2017 (amounts in thousands):

	Year Ended October 31,
	2017	2016	2015

Net Income Applicable to Common and Class A Common Stockholders	$33,898	$19,436	$34,659

Real property depreciation	20,505	18,866	18,750
Amortization of tenant improvements and allowances	4,448	3,517	3,161
Amortization of deferred leasing costs	1,468	557	449
Depreciation and amortization on unconsolidated joint ventures	1,618	1,589	1,414
(Gain)/loss on sale of properties	(18,734)	(362)	(20,377)

Funds from Operations Applicable to Common and Class A Common Stockholders	$43,203	$43,603	$38,056

FFO amounted to $43.2 million in fiscal 2017, compared to $43.6 million in fiscal 2016 and $38.1 million in fiscal 2015.

The net increase in FFO in fiscal 2017 when compared with fiscal 2016 was predominantly attributable, among other things, to: (a) the additional net income generated from properties acquired in the second half of fiscal 2016 and properties acquired in fiscal 2017; (b) a reduction in the charge for bad debt expense in the amount of $578,000 in fiscal 2017 versus fiscal 2016; (c) interest income generated from a $13.5 million mortgage originated in the fourth quarter of fiscal 2016, which was not repaid until October of fiscal 2017; d) a $1.8 million increase in lease termination income in fiscal 2017 versus fiscal 2016 related to the lease termination of the only lease in our Fairfield, CT property in the third quarter of fiscal 2017; (e) a $412,000 reduction in acquisition costs in fiscal 2017 versus fiscal 2016 as a result of an accounting change that became effective for us on the first day of fiscal 2017 which changes how costs related to investment property acquisitions are accounted for; offset by (f) $4.1 million in preferred stock redemption charges in fiscal 2017 related to the Company redeeming its Series F preferred stock in October 2017, there were no preferred stock redemption charges in fiscal 2016 or fiscal 2015.

The net increase in FFO in fiscal 2016 when compared with fiscal 2015 was predominantly attributable, among other things, to: (a) a decrease in acquisition costs of $1.7 million in fiscal 2016 when compared to fiscal 2015; (b) a decrease in preferred stock dividends as a result of issuing a new series of preferred stock in fiscal 2015 with a lower interest rate than the series it replaced; (c) extension fees received from the entity in contract to purchase our Westchester Pavilion property that gave them the right to delay the closing of the property to 2017 in the amount of $4.8 million (included in base rent); (d) an increase in operating income at several of our properties from new leasing completed in fiscal 2015 and fiscal 2016; offset by (e) a decrease in rental income relating to tenant vacancies at several properties, most notably three spaces formerly occupied by A&P See "Leasing—Significant Events with Impacts on Leasing" in this Item 7.

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

		Principal Balance
Joint Venture Description	Location	Original Balance	At October 31, 2017	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$28,397	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$21,000	$19,046	4.17%	Oct-2024
Gateway Plaza	Riverhead, NY	$14,000	$12,749	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$1,300	$1,044	5.98%	Aug-2026
Applebee's Plaza	Riverhead, NY	$1,000	$906	3.38%	Aug-2026

Contractual Obligations

Our contractual payment obligations as of October 31, 2017 were as follows (amounts in thousands):

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgage notes payable and other loans	$297,071	$16,295	$33,076	$5,848	$6,200	$54,989	$180,663
Interest on mortgage notes payable	71,551	12,655	11,435	10,232	9,881	8,560	18,788
Revolving Credit Lines	4,000	-	-	-	4,000	-	-
Tenant obligations*	6,000	6,000	-	-	-	-	-
Total Contractual Obligations	$378,622	$34,950	$44,511	$16,080	$20,081	$63,549	$199,451

*Committed tenant-related obligations based on executed leases as of October 31, 2017.

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

Item 7A.               Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of October 31, 2017, we had total mortgage debt and other notes payable of $297 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of October 31, 2017, we had eight open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Orangeburg, NY, Stamford, CT and Greenwich, CT.  The Rye swaps expire in October 2019, the Ossining and Yonkers swaps expire in October 2024, the Orangeburg, NY swap expires in October 2024, the Stamford swap expires in July 2027, and the Greenwich swaps expire in September 2026, all concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  The Company has concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on the earnings of the Company.  In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-12, which better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  This amendment is effective for us in our fiscal year 2020 and since we have always entered into cash flow hedges for interest rate protection we believe the accounting of our derivatives contracts will not change.

The following table sets forth the Company's long-term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2017 (amounts in thousands, except weighted average interest rate):

	For the Fiscal Year Ended October 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Estimated Fair Value
Mortgage notes payable and otherloans	$16,295	$33,076	$5,848	$6,200	$54,989	$180,663	$297,071	$295,723

Weighted average interest rate for debt maturing	3.87%	6.11%	n/a	n/a	4.41%	3.84%	4.20%

At October 31, 2017, the Company had $4 million in outstanding variable rate debt (based on LIBOR).  If LIBOR were to increase or decrease by 1%, the Company's interest expense would increase or decrease by approximately $40,000 annually.

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

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2017 and 2016.

Item 9A.	Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2017, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2017.  The Company's independent registered public accounting firm, PKF O'Connor Davies, LLP has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited Urstadt Biddle Properties Inc.'s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 Framework). Urstadt Biddle Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Urstadt Biddle Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control – Integrated Framework issued by COSO (2013 Framework).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Urstadt Biddle Properties Inc. as of October 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2017 and our report dated January 11, 2018 expressed an unqualified opinion thereon.

New York, New York	/s/ PKF O'Connor Davies, LLP
January 11, 2018

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2018 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions "Election of Directors", "Information Concerning Continuing Directors and Executive Officers", "Corporate Governance and Board Matters", "Section 16(a) Beneficial Ownership Reporting Compliance" and other information included in the Proxy Statement and is incorporated herein by reference.

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

Item 11.                  Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2018 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report", and as part of the executive compensation and Director related compensation tables and other information included in the Proxy Statement and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2018 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions, "Equity Compensation Plans", "Security Ownership of Certain Beneficial Owners and Management" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2018 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions "Corporate Governance and Board Matters", "Certain Relationships and Related Party Transactions" and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2018 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption "Fees Billed by Independent Registered Public Accounting Firm" of such Proxy Statement and is incorporated herein by reference.

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

Exhibit
3.1
(a) Amended Articles of Incorporation of the Company dated December 30, 1996 (incorporated by reference to Exhibit 3.1(a) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(b) Articles Supplementary of the Company dated March 12, 1997, classifying the Company's Series A Participating Preferred Shares (incorporated by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(c) Articles of Amendment with Name Change dated March 11, 1998 to the Company's Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1(c) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company dated June 16, 1998, classifying the Company's Class A Common Stock (incorporated by reference to Exhibit 3.1(d) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(e) Articles Supplementary of the Company dated April 7, 2005, classifying the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1(e) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(f) Certificate of Correction dated April 29, 2005 to the Articles Supplementary of the Company dated April 7, 2005 (incorporated by reference to Exhibit 3.1(f) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company dated April 29, 2005, classifying 850,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1(g) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company dated June 3, 2005, classifying 450,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1(h) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(i) Articles Supplementary of the Company dated October 22, 2012, classifying the Company's Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1(i) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(j) Articles of Amendment dated March 21, 2013 to the Company's Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1(j) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(k) Articles Supplementary of the Company dated October 23, 2014, classifying the Company's Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on October 27, 2014 (SEC File No. 001-12803)).

(l) Articles Supplementary of the Company dated December 12, 2014, reclassifying several series of the Company's preferred stock (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on December 16, 2014 (SEC File No. 001-12803)).

(m) Articles Supplementary of the Company dated September 13, 2017, classifying the Company's 6.250% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1(m)) of the Company's Registration Statement on Form 8-A filed on September 15, 2017 (SEC File No. 001-12803).

3.2
Bylaws of the Company, Amended and Restated as of December 11, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 16, 2014 (SEC File No. 001-12803)).

4.1	Common Stock: See Exhibits 3.1 (a)-(m) hereto.

4.2
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K  filed on July 24, 2008 (SEC File No. 001-12803)).

4.3	Series F Preferred Shares: See Exhibits 3.1 (a)-(m) hereto.

4.4	Series G Preferred Shares: See Exhibits 3.1 (a)-(m) hereto.

4.5	Series H Preferred Shares: See Exhibits 3.1 (a)-(m) hereto.

10.1
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016 (SEC File No. 001-12803)). #

10.2	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Diretor Employees).*#

10.3	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Director).*#

10.4	Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Non-Employee Director).*#

10.5	Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Chairman).*#

10.6
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

10.7
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 15, 2008 (SEC File No. 001-12803)).#

10.8
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 17, 2008 (SEC File No. 001-12803)).#

10.9
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on March 31, 2014 (SEC File No. 001-12803)). #

10.10
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt and Willing L. Biddle (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 26, 2007 (SEC File No. 001-12803)).#

10.11
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 27, 2012 (SEC File No. 001-12803)).

10.12
Amended and Restated Credit Agreement, dated August 23, 2016, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and BMO Capital Markets, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 26, 2016 (SEC File No. 001-12803)).

10.13
Underwriting Agreement, dated September 13, 2017, by and among the Company and BMO Capital Markets Corp. and Wells Fargo Securities, LLC, as representatives of the several underwriters named on Schedule I thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 18, 2017 (SEC File No. 001-12803).

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

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.*

#	Management contract, compensation Plan arrangement.
*	Filed herewith.
**	Furnished herewith.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2017	October 31, 2016
ASSETS
Real Estate Investments:
Real Estate – at cost	$1,090,402	$1,016,838
Less: Accumulated depreciation	(195,020)	(186,098)
	895,382	830,740
Investments in and advances to unconsolidated joint ventures	38,049	38,469
Mortgage note receivable	-	13,500
	933,431	882,709

Cash and cash equivalents	8,674	7,271
Restricted cash	2,306	2,024
Tenant receivables	19,632	18,890
Prepaid expenses and other assets	20,803	13,338
Deferred charges, net of accumulated amortization	11,867	7,092
Total Assets	$996,713	$931,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$4,000	$8,000
Mortgage notes payable and other loans	297,071	273,016
Accounts payable and accrued expenses	4,200	4,977
Deferred compensation – officers	96	130
Other liabilities	22,755	27,915
Total Liabilities	328,122	314,038

Redeemable Noncontrolling Interests	81,361	18,253

Commitments and Contingencies

Stockholders' Equity:
7.125% Series F Cumulative Preferred Stock (liquidation preference of $25 per share); -0- and 5,175,000 shares issued and outstanding	-	129,375
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 and -0- shares issued and outstanding	115,000	-
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,664,778 and 9,507,973 shares issued and outstanding	97	96
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,728,744 and 29,633,520 shares issued and outstanding	297	296
Additional paid in capital	514,217	509,660
Cumulative distributions in excess of net income	(120,123)	(114,091)
Accumulated other comprehensive income (loss)	2,742	(1,303)
Total Stockholders' Equity	587,230	599,033
Total Liabilities and Stockholders' Equity	$996,713	$931,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2017	2016	2015
Revenues
Base rents	$88,383	$87,172	$83,885
Recoveries from tenants	28,676	25,788	28,703
Lease termination income	2,432	619	472
Mortgage interest and other	4,069	3,213	2,252
Total Revenues	123,560	116,792	115,312

Expenses
Property operating	20,074	18,717	21,267
Property taxes	19,621	18,548	18,224
Depreciation and amortization	26,512	23,025	22,435
General and administrative	9,183	9,284	8,576
Provision for tenant credit losses	583	1,161	1,271
Acquisition costs	-	412	2,068
Directors' fees and expenses	321	318	330
Total Operating Expenses	76,294	71,465	74,171

Operating Income	47,266	45,327	41,141

Non-Operating Income (Expense):
Interest expense	(12,981)	(12,983)	(13,475)
Equity in net income from unconsolidated joint ventures	2,057	2,019	1,941
Interest, dividends and other investment income	356	242	228
Income before gain on sale of properties	36,698	34,605	29,835
Gain on sale of properties	18,734	-	20,377
Net Income	55,432	34,605	50,212

Noncontrolling interests:
Net income attributable to noncontrolling interests	(2,499)	(889)	(948)
Net income attributable to Urstadt Biddle Properties Inc.	52,933	33,716	49,264
Preferred stock dividends	(14,960)	(14,280)	(14,605)
Redemption of preferred stock	(4,075)	-	-
Net Income Applicable to Common and Class A Common Stockholders	$33,898	$19,436	$34,659

Basic Earnings Per Share:
Per Common Share	$0.82	$0.50	$0.92
Per Class A Common Share	$0.92	$0.57	$1.04

Diluted Earnings Per Share:
Per Common Share	$0.80	$0.49	$0.90
Per Class A Common Share	$0.90	$0.56	$1.02

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2017	2016	2015

Net Income	$55,432	$34,605	$50,212

Other comprehensive income:
Change in unrealized gains (losses) on interest rate swaps	4,045	(73)	(1,293)

Total comprehensive income	59,477	34,532	48,919
Comprehensive income attributable to noncontrolling interests	(2,499)	(889)	(948)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	56,978	33,643	47,971
Preferred stock dividends	(14,960)	(14,280)	(14,605)
Redemption of preferred stock	(4,075)	-	-

Total comprehensive income applicable to Common and Class A Stockholders	$37,943	$19,363	$33,366

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$55,432	$34,605	$50,212
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	26,512	23,025	22,435
Straight-line rent adjustment	(507)	(1,902)	(1,551)
Provisions for tenant credit losses	583	1,161	1,271
Restricted stock compensation expense and other adjustments	3,956	4,442	4,201
Deferred compensation arrangement	(35)	(26)	(31)
Gain on sale of properties	(18,734)	-	(20,377)
Equity in net (income) of unconsolidated joint ventures	(2,057)	(2,019)	(1,941)
Distributions of operating income from unconsolidated joint ventures	2,057	2,019	1,941
Changes in operating assets and liabilities:
Tenant receivables	(825)	4,203	(2,033)
Accounts payable and accrued expenses	3,635	1,464	530
Other assets and other liabilities, net	(6,740)	(5,057)	(1,548)
Restricted Cash	(282)	166	(68)
Net Cash Flow Provided by Operating Activities	62,995	62,081	53,041

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(30,599)	(58,737)	(136,304)
Investments in and advances to unconsolidated joint ventures	(158)	(700)	(247)
Investment in mortgage note	-	(13,500)	-
Repayment of mortgage note	13,500	-	-
Deposits on acquisition of real estate investments	(715)	(750)	(695)
Returns of deposits on real estate investments	500	640	627
Improvements to properties and deferred charges	(9,676)	(21,462)	(12,175)
Net proceeds from sale of properties	45,438	-	43,806
Deposits received on sale of property	-	11,900	-
Distributions to noncontrolling interests	(2,499)	(889)	(1,990)
Return of capital from unconsolidated joint ventures	471	1,426	3
Net Cash Flow Provided by (Used in) Investing Activities	16,262	(82,072)	(106,975)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(40,596)	(37,092)	(35,387)
Dividends paid -- Preferred Stock	(14,960)	(14,280)	(14,605)
Principal repayments on mortgage notes payable	(6,776)	(20,744)	(12,909)
Proceeds from mortgage note	50,000	33,663	68,219
Repayment of mortgage note	(43,675)	-	-
Proceeds from revolving credit line borrowings	52,000	52,000	104,750
Repayment of term loan borrowing	-	-	(25,000)
Sales of additional shares of Common and Class A Common Stock	200	73,842	59,983
Repayments on revolving credit line borrowings	(56,000)	(66,750)	(97,550)
Repurchase of shares of Class A Common Stock	-	-	(3,363)
Net proceeds from issuance of Preferred Stock	111,328	-	4,640
Redemption of preferred stock including restricted cash	(129,375)	-	(61,250)
Net Cash Flow Provided by (Used in) Financing Activities	(77,854)	20,639	(12,472)

Net Increase/(Decrease) In Cash and Cash Equivalents	1,403	648	(66,406)
Cash and Cash Equivalents at Beginning of Year	7,271	6,623	73,029

Cash and Cash Equivalents at End of Year	$8,674	$7,271	$6,623

The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances - October 31, 2014	5,175,000	$129,375	2,800,000	$70,000	-	$-	9,193,559	$92	23,611,715	$236	$370,979	$(95,702)	$63	$475,043
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	34,659	-	34,659
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(1,293)	(1,293)
Cash dividends paid :
Common stock ($0.90 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,413)	-	(8,413)
Class A common stock ($1.02 per share)	-	-	-	-	-	-	-	-	-	-	-	(26,974)	-	(26,974)
Issuance of Series G Preferred Stock	-	-	200,000	5,000	-	-	-	-	-	-	(360)	-	-	4,640
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	5,326	-	6,104	-	223	-	-	223
Shares issued under restricted stock plan	-	-	-	-	-	-	152,000	2	92,750	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(26,600)	-	-	-	-	-
Issuance of Class A Common stock	-	-	-	-	-	-	-	-	2,875,000	29	59,731	-	-	59,760
Repurchase of Class A common stock	-	-	-	-	-	-	-	-	(188,753)	(2)	(3,360)	-	-	(3,362)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,201	-	-	4,201
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	2,294	-	2,294
Balances - October 31, 2015	5,175,000	129,375	3,000,000	75,000	-	-	9,350,885	94	26,370,216	264	431,411	(94,136)	(1,230)	540,778
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	19,436	-	19,436
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(73)	(73)
Cash dividends paid :
Common stock ($0.92 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,745)	-	(8,745)
Class A common stock ($1.04 per share)	-	-	-	-	-	-	-	-	-	-	-	(28,348)	-	(28,348)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,988	-	5,854	-	219	-	-	219
Shares issued under restricted stock plan	-	-	-	-	-	-	152,100	2	95,600	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(650)	-	-	-	-	-
Issuance of Class A Common stock	-	-	-	-	-	-	-	-	3,162,500	31	73,623	-	-	73,654
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,410	-	-	4,410
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(2,298)	-	(2,298)
Balances - October 31, 2016	5,175,000	129,375	3,000,000	75,000	-	-	9,507,973	96	29,633,520	296	509,660	(114,091)	(1,303)	599,033
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	33,898	-	33,898
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	4,045	4,045
Cash dividends paid :
Common stock ($0.94 per share)	-	-	-	-	-	-	-	-	-	-	-	(9,082)	-	(9,082)
Class A common stock ($1.06 per share)	-	-	-	-	-	-	-	-	-	-	-	(31,514)	-	(31,514)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,705	-	5,399	-	200	-	-	200
Shares issued under restricted stock plan	-	-	-	-	-	-	152,100	1	96,225	1	(2)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(6,400)	-	-	-	-	-
Issuance of Series H Preferred Stock	-	-	-	-	4,600,000	115,000	-	-	-	-	(3,672)	-	-	111,328
Redemption of Series F Preferred Stock	(5,175,000)	(129,375)	-	-	-	-	-	-	-	-	4,075	-	-	(125,300)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	-	-	3,956	-	-	3,956
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	666	-	666
Balances - October 31, 2017	-	$-	3,000,000	$75,000	4,600,000	$115,000	9,664,778	$97	29,728,744	$297	$514,217	$(120,123)	$2,742	$587,230

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2017

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2017, the Company owned or had equity interests in 81 properties containing a total of 5.1 million square feet of gross leasable area ("GLA").

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation." The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company. In accordance with ASC Topic 970-323 "Real Estate-General-Equity Method and Joint Ventures;" joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting. See Note 7 for further discussion of the unconsolidated joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes," that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2017.  As of October 31, 2017, the fiscal tax years 2013 through and including 2016 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

Acquisitions of Real Estate Investments and Capitalization Policy

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

The Company early adopted this accounting standard effective November 1, 2016. As a result of this adoption, we evaluated eight real estate acquisitions completed during the fiscal 2017 under the new framework and determined that the assets acquired did not meet the definition of a business. Accordingly, we accounted for these transactions as an asset acquisitions. Refer to Note 3 – Investment Properties and Note 6 - Consolidated Joint Ventures and Redeemable Noncontrolling Interests in our consolidated financial statements for a further discussion regarding these acquisitions.

Evaluation of business combination or asset acquisition:

The Company evaluates each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

Sale of Investment Property and Property Held for Sale
The Company reports properties that are either disposed of or are classified as held for sale in continuing operations in the consolidated statement of income if the removal, or anticipated removal, of the asset (s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.

In March 2017, the Company sold for $56.6 million its property located in White Plains, NY, as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a gain on sale of property in the amount of $19.5 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2017.  The net book value of the White Plains asset at October 31, 2016 was insignificant to the financial statement presentation and as a result the Company did not include the asset as held for sale in accordance with ASC 360-10-45.

In July 2017, the Company sold for $1.2 million its property located in Fairfield, CT (the "Fairfield Property"), which it purchased in the second quarter of fiscal 2017.  In conjunction with the sale the Company realized a loss on sale of property in the amount of $729,000, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2017.

In August 2015, the Company sold, for $44.5 million, its property located in Meriden, CT, as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a gain on sale of property in the amount of $20.4 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2015.

The combined operating results of the White Plains Property, the Fairfield Property and the Meriden property, which are included in continuing operations, were as follows (amounts in thousands):

	Year Ended October 31,
	2017	2016	2015
Revenues	$130	$5,656	$5,829
Property operating expense	(330)	(1,341)	(3,234)
Depreciation and amortization	(91)	(476)	(1,787)
Net Income (loss)	$(291)	$3,839	$808

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $4,279,000 and $3,703,000 as of October 31, 2017 and 2016, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at October 31, 2017.

Revenue Recognition
Our leases with tenants are classified as operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2017 and 2016, approximately $17,349,000 and $16,829,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

In July 2017, the Company entered into a lease termination agreement with the single tenant of its property located in Fairfield, CT, which was purchased in the second quarter of fiscal 2017, so the Company could sell the property vacant.  The agreement provided that the tenant pay the Company $3.2 million in exchange for the tenant to be released from all future obligations under its lease.  The Company received payment in July 2017 and has recorded the payment received as lease termination income in its consolidated statements of income for the year ended October 31, 2017, as the payment met all of the revenue recognition conditions under U.S. GAAP.  In addition, when the aforementioned property was acquired, the Company allocated $1.2 million of the consideration paid to acquire the asset to this over-market lease (see note 3).  As a result of this termination, the Company wrote-off the remaining $1.1 million asset as a reduction of lease termination income for the year ended October 31, 2017.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2017 and 2016, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,543,000 and $4,097,000, respectively.

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

As of October 31, 2017, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2017, the Company had approximately $89.5 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.62% per annum.  As of October 31, 2017 and 2016, the Company had a deferred liability of  $574,000 and $1,726,000, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets) and a deferred asset of $3,316,000 and $423,000, respectively (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swap are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges. At October 31, 2017 and 2016, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on interest rate swap agreements of approximately $2,742,000 and $(1,303,000), respectively. Unrealized gains and losses included in other comprehensive income (loss) will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2017	2016	2015
Numerator
Net income applicable to common stockholders – basic	$6,857	$4,142	$7,412
Effect of dilutive securities:
Restricted stock awards	376	236	431
Net income applicable to common stockholders – diluted	$7,233	$4,378	$7,843
Denominator
Denominator for basic EPS-weighted average common shares	8,383	8,241	8,059
Effect of dilutive securities:
Restricted stock awards	643	669	669
Denominator for diluted EPS – weighted average common equivalent shares	9,026	8,910	8,728

Numerator
Net income applicable to Class A common stockholders – basic	$27,041	$15,294	$27,247
Effect of dilutive securities:
Restricted stock awards	(376)	(236)	(431)
Net income applicable to Class A common stockholders – diluted	$26,665	$15,058	$26,816

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,317	26,921	26,141
Effect of dilutive securities:
Restricted stock awards	186	191	191
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,503	27,112	26,332

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Year Ended October 31,
	2017	2016	2015
Ridgeway Revenues	11.2%	11.3%	11.7%
All Other Property Revenues	88.8%	88.7%	88.3%
Consolidated Revenue	100.0%	100.0%	100.0%

	Year Ended October 31,
	2017	2016
Ridgeway Assets	7.2%	7.6%
All Other Property Assets	92.8%	92.4%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1- Ridgeway did not have any significant expenditures for additions to long lived assets in any of the fiscal years ended October 31, 2017, 2016 and 2015.

	Year Ended October 31,
	2017	2016	2015
Ridgeway Percent Leased	96%	98%	97%

Ridgeway Significant Tenants (by base rent):	Year Ended October 31,
	2017	2016	2015
The Stop & Shop Supermarket Company	19%	19%	19%
Bed, Bath & Beyond	14%	14%	14%
Marshall's Inc., a division of the TJX Companies	11%	11%	11%
All Other Tenants at Ridgeway (Note 2)	56%	56%	56%
Total	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the three years presented.  Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

	Year Ended October 31, 2017
Income Statement (In Thousands):	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,832	$109,728	$123,560
Operating Expenses	$3,809	$35,886	$39,695
Interest Expense	$2,034	$10,947	$12,981
Depreciation and Amortization	$3,016	$23,496	$26,512
Income from Continuing Operations	$4,973	$31,725	$36,698

	Year Ended October 31, 2016
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,192	$103,600	$116,792
Operating Expenses	$3,649	$33,616	$37,265
Interest Expense	$2,487	$10,496	$12,983
Depreciation and Amortization	$2,468	$20,557	$23,025
Income from Continuing Operations	$4,588	$30,017	$34,605

	Year Ended October 31, 2015
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,485	$101,827	$115,312
Operating Expenses	$3,768	$35,723	$39,491
Interest Expense	$2,545	$10,930	$13,475
Depreciation and Amortization	$2,358	$20,077	$22,435
Income from Continuing Operations	$4,814	$25,021	$29,835

Reclassification
Certain fiscal 2015 and 2016 amounts have been reclassified to conform to current period presentation.

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

In January 2017, the FASB issued ASU 2017-01 that clarified the definition of a business. The ASU 2017-01 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted ASU 2017-01 on November 1, 2016. Refer to "Acquisitions of Real Estate Investments and Capitalization Policy" above for a discussion of this new accounting pronouncement.

The Company has evaluated all other new Accounting Standards Updates issued by FASB and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2017.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2017 and 2016 (in thousands):

	Consolidated Investment Properties	Unconsolidated Joint Ventures	2017 Totals	2016 Totals
Retail	$885,069	$38,049	$923,118	$872,292
Office	10,313	-	10,313	10,417
	$895,382	$38,049	$933,431	$882,709

The Company's investments at October 31, 2017 consisted of equity interests in 81 properties.  The 81 properties are located in various regions throughout the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.

(3) INVESTMENT PROPERTIES

The components of the properties consolidated in the financial statements are as follows (in thousands):

	October 31,
	2017	2016
Land	$218,501	$187,676
Buildings and improvements	871,901	829,162
	1,090,402	1,016,838
Accumulated depreciation	(195,020)	(186,098)
	$895,382	$830,740

Space at the Company's properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases for the Company's consolidated properties totaling $525.0 million become due as follows (in millions): 2018 - $89.3; 2019 - $82.2; 2020 - $72.3; 2021 - $62.6; 2022 - $51.8; and thereafter – $166.8.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2017.

Significant Investment Property Transactions

In July 2017, the Company, through a wholly-owned subsidiary, purchased for $8.2 million a 26,500 square foot shopping center located in Waldwick, NJ ("Waldwick Property").  The Company funded the purchase with available cash and the assumption of an environmental remediation obligation in the amount of $3.3 million which is included in other liabilities on the October 31, 2017 consolidated balance sheet.

In March 2017, the Company, through a wholly-owned subsidiary, purchased for $7.1 million a 36,500 square foot grocery-anchored shopping center located in Passaic, NJ ("Passaic Property").  The Company funded the purchase with available cash, the assumption of a mortgage note secured by the property in the amount of $3.5 million (see note 5) and proceeds from the sale of the Company's White Plains, NY property (see note 1).

In March 2017, the Company purchased the Fairfield Property for $3.1 million.  The Fairfield property is a 12,900 square foot single tenant property located in Fairfield, CT.  In July 2017, the Company reached agreement with the one tenant to terminate its lease with the Company, and this property was sold in July 2017 (see note 1).

In January 2017, the Company, through a wholly-owned subsidiary, purchased for $9.0 million a 38,800 square foot grocery-anchored shopping center located in Derby, CT ("Derby Property").  The Company funded the purchase with a combination of available cash and borrowings on its Unsecured Revolving Credit Facility (the "Facility").

The Company evaluated the above transactions under the new framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU 2017-01, which the Company early-adopted effective November 1, 2016. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions (see note 1).

Accordingly, the Company accounted for the purchase of the Derby Property, the Passaic Property, the Fairfield Property, the Waldwick Property, and four properties acquired through a joint venture, which the Company consolidates (see note 6), as asset acquisitions and allocated the total consideration transferred for the acquisitions, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company's purchase price allocation for the properties acquired during the fiscal year ended October 31, 2017 (in thousands).

	Derby	Passaic	Fairfield	Waldwick	High Ridge	Chase	CVS	Dumont
Assets:
Land	$651	$2,038	$572	$2,740	$17,163	$2,376	$2,295	$6,646
Building and improvements	$7,652	$5,614	$1,323	$5,528	$43,640	$1,458	$2,700	$15,341
In-place leases	$771	$480	$80	$203	$1,552	$121	$181	$1,478
Above market leases	$-	$-	$1,090	$37	$335	$288	$-	$20

Liabilities:
In-place leases	$-	$-	$-	$-	$-	$-	$-	$-
Below Market Leases	$-	$769	$-	$157	$263	$-	$373	$844

The following table summarizes the operating results included in the Company's historical consolidated statements of income for the properties acquired during the fiscal year ended 2017 (in thousands).

Year Ended October 31, 2017

Revenues	$6,825
Net income attributable to Urstadt Biddle Properties Inc.	$1,846

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

For the fiscal year ended October 31, 2017,  2016 and 2015, the net amortization of above-market and below-market leases was approximately $223,000, $157,000 and $415,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

In Fiscal 2017, the Company incurred costs of approximately $9.7 million related to capital improvements and leasing costs to its properties.

(4) MORTGAGE NOTE RECEIVABLE

In October 2016, the Company, through a wholly-owned subsidiary originated a loan in the amount of $13.5 million secured by a first mortgage on a shopping center located in Rockland County, NY.  The loan required payments to the Company of interest only recognized on the effective yield method at the rate of one-month LIBOR plus 3.25% per annum.  The loan matured in October 2017 and was repaid.

(5) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2017, the Company has mortgage notes payable and other loans that are due in installments over various periods to fiscal 2031.  The mortgage loans bear interest at rates ranging from 3.4% to 6.6% and are collateralized by real estate investments having a net carrying value of approximately $570.8 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2018	$9,904	$6,391	$16,295
2019	26,880	6,197	33,077
2020	-	5,848	5,848
2021	-	6,200	6,200
2022	49,486	5,503	54,989
Thereafter	171,006	9,656	180,662
	$257,276	$39,795	$297,071

The Company has a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agent).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company's option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at October 31, 2017.

As of October 31, 2017, $95 million was available to be drawn on the Facility.

During the fiscal years ended October 31, 2017 and 2016, the Company borrowed $52 million and $52 million, respectively, on its Facility to fund capital improvements, the repayment of the Company's mortgage encumbering its Stamford Property (see below) and property acquisitions.  During the fiscal years ended October 31, 2017 and 2016, the Company re-paid $56.0 million and $66.8 million, respectively, on its Facility with mortgage proceeds from refinancing the mortgage on the Company's Stamford property (see below) and available cash.

In October 2017, the Company, through a subsidiary (see note 6), refinanced its $6.1 million non-recourse first mortgage loan secured by our Orangeburg property with the existing lender.  The new mortgage requires payments of interest only for the first five years at the rate of LIBOR plus 2.15%; in years six and seven of the term, the mortgage requires monthly principal payments of $10,000 per month and interest at the aforementioned rate.  Concurrent with entering into the mortgage, the Company also entered into an interest rate swap contract with the lender as the counterparty, which will convert the variable interest rate (based on LIBOR) to a fixed rate of 4.48% per annum. The mortgage matures on October 1, 2024.

In August 2017, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the Washington Commons Property (see note 6) with a balance of $10 million.  The mortgage loan requires monthly payments of principal and interest at the fixed rate of 3.87% per annum.  The mortgage matures on April 1, 2018.

In July 2017, the Company, through a wholly-owned subsidiary, repaid at maturity the existing $44 million first mortgage loan encumbering its Ridgeway property, located in Stamford, CT, with available cash and a $33 million borrowing on its Facility.  Subsequently in July, the Company placed a new $50 million non-recourse first mortgage loan encumbered by the subject property and used a portion of the proceeds to repay the $33 million borrowing on the Facility.  The new loan has a term of 10 years and requires payments of principal and interest at the rate of  LIBOR plus 1.90% based on a 30-year amortization.  The Company entered into an interest rate swap agreement with the lender as the counterparty which converts the variable interest rate (based on LIBOR) to a fixed rate of 3.398% per annum.

In March 2017, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the Passaic Property (see note 3) with a balance of $3.5 million.  The mortgage loan requires monthly payments of principal and interest at the fixed rate of 4.64% per annum.  The mortgage matures on October 7, 2022.

In March 2017, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the High Ridge Shopping Center (see note 6) with a balance of $10 million.  The mortgage loan requires monthly payments of interest only at the fixed rate of 3.65% per annum.  The mortgage matures on March 1, 2025.

In March 2017, the Company, through a wholly-owned subsidiary, assumed an existing non-recourse first mortgage loan encumbering the CVS Property (see note 6) with a balance of $1.2 million.  The mortgage loan requires monthly payments of principal and interest at the fixed rate of 4.75% per annum.  The mortgage matures on June 1, 2037.

In September 2016, the Company refinanced its $7.2 million mortgage secured by 2 properties with the existing lender.  The new mortgage principal balance is $11 million and has a term of 10 years and requires payments of principal and interest at the rate of LIBOR plus 2.00%.  Concurrent with entering into the mortgage, the Company also entered into an interest rate swap contract, with the lender as the counterparty, which converted the variable interest rate (based on LIBOR) to a fixed rate of 3.475% per annum.

In July 2016, the Company placed a $22.7 million mortgage secured by its Newfield Green shopping center located in Stamford, CT.  The mortgage has a term of fifteen years and requires payments of principal and interest at the fixed rate of 3.89% per annum.

In May 2016, the Company repaid a $7.5 million mortgage that was secured by its Bloomfield, NJ property.

Interest paid in the years ended October 31, 2017, 2016, and 2015 was approximately $12.9 million, $13.1 million and $13.4 million, respectively.

(6) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in five joint ventures, UB Ironbound, LP ("Ironbound"), UB Orangeburg, LLC ("Orangeburg"),  McLean Plaza Associates, LLC ("McLean") and UB Dumont I, LLC ("Dumont"), each of which owns a commercial retail property, and UB High Ridge, LLC ("UB High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these five joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810 "Consolidation".  The Company's investment in these consolidated joint ventures is more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 40.6% interest in Orangeburg, which owns a drug store-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $5.7 million in Orangeburg and as a result as of October 31, 2017 its ownership percentage has increased to 40.6% from approximately 2.92% at inception.

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

UB High Ridge

In March 2017, the Company acquired an 8.80% interest in UB High Ridge, LLC ("UB High Ridge") for a net investment of $5.5 million.  UB High Ridge owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center, ("High Ridge") and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  Two of the properties are located in Stamford, CT and one in Greenwich, CT.  High Ridge is a grocery anchored shopping center anchored by a Trader Joes grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed (see note 5).  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.46% of their invested capital.

UB Dumont I, LLC

In August 2017, the Company acquired a 31.4% interest in UB Dumont I, LLC ("Dumont") for a net investment of $3.9 million.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop and Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed (see note 4).  The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.05% of their invested capital.

Noncontrolling interests:

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, "Consolidation." Because the limited partners or noncontrolling members in Ironbound, Orangeburg, McLean, UB High Ridge and Dumont have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the years ended October 31, 2017 and 2016, the Company adjusted the carrying value of the non-controlling interests by $(666,000) and $2.3 million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests (amounts in thousands):

	October 31,
	2017	2016
Beginning Balance	$18,253	$15,955
Initial UB High Ridge Noncontrolling Interest-Net	55,217	-
Initial Dumont Noncontrolling Interest-Net	8,557	-
Change in Redemption Value	(666)	2,298
Ending Balance	$81,361	$18,253

(7) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2017 and 2016, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31,
	2017	2016
Chestnut Ridge and Plaza 59 Shopping Centers (50.0%)	$18,032	$18,200
Gateway Plaza (50%)	6,873	7,160
Putnam Plaza Shopping Center (66.67%)	5,968	5,970
Midway Shopping Center, L.P. (11.642%)	4,639	4,856
Applebee's at Riverhead (50%)	1,814	1,560
81 Pondfield Road Company (20%)	723	723
Total	$38,049	$38,469

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut"), which is anchored by a Fresh Market grocery store, and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59"), which is anchored by a local grocer.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common equity interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York (together the "Riverhead Properties").  Gateway, a 198,500 square foot shopping center anchored by a 168,000 square foot Walmart which also has 27,000 square feet of in-line space that is partially leased and a newly constructed 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with a newly constructed 7,200 square foot pad site that is leased.

Gateway is subject to a $12.7 million non-recourse first mortgage. The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided tenancy-in-common equity interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza"), which is anchored by a Tops grocery store.

Putnam Plaza has a first mortgage payable in the amount of $19.0 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2019.

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot grocery-anchored shopping center in Westchester County, New York. Although the Company only has an 11.642% equity interest in Midway, it controls 25% of the voting power of Midway, and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway but does not control the venture and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $28.4 million. The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

During fiscal 2017, the Company completed the public offering of 4,600,000 shares of 6.25% Series H Senior Cumulative Preferred Stock (the "Series H Preferred Stock") at a price of $25 per share for net proceeds of $111.3 million after underwriting discounts but before offering expenses. These shares are nonvoting, have no stated maturity and are redeemable for cash at $25 per share at the Company's option on or after September 18, 2022. Holders of these shares are entitled to cumulative dividends, payable quarterly in arrears. Dividends accrue from the date of issue at the annual rate of $1.5625 per share per annum. The holders of our Series H Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions holders of the Series H Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series H Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holder of the Series H Preferred Stock will have the right to convert all or part of the shares of Series H Preferred Stock held by such holder on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series H Preferred Stock are reflected as a reduction of additional paid in capital.

In October 2017, we redeemed all of the outstanding shares of our $25 Series F Cumulative Preferred Stock with a liquidation preference $25 per share. As a result we recognized a charge of $4.1 million on our consolidated statement of income for the fiscal year ended October 31, 2017, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

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

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2017, the Company issued 4,705 shares of Common Stock and 5,399 shares of Class A Common Stock (4,988 shares of Common Stock and 5,854 shares of Class A Common Stock in fiscal 2016) through the DRIP.  As of October 31, 2017, there remained 342,934 shares of Common Stock and 398,916 shares of Class A Common Stock available for issuance under the DRIP.

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

Stock Repurchase
The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series F Cumulative Preferred stock and Series G Cumulative Preferred stock in open market transactions.

The Company has repurchased 4,600 shares of Common Stock and 913,331 shares of Class A Common Stock under the Program.  For the year ended October 31, 2017, the Company did not repurchase any shares under the Program.

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

In fiscal 2017, the Company awarded 152,100 shares of Common Stock and 96,225 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2017 was approximately $5.2 million. As of October 31, 2017, there was $13.6 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.7 years. For the years ended October 31, 2017, 2016 and 2015, amounts charged to compensation expense totaled $4,156,000, $4,426,000 and $4,121,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2017, and changes during the year ended October 31, 2017 is presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2016	1,258,000	$16.77	384,600	$19.40
Granted	152,100	$19.28	96,225	$24.07
Vested	(135,950)	$17.21	(62,150)	$19.81
Forfeited	-	$-	(6,400)	$21.54
Non-vested at October 31, 2017	1,274,150	$17.02	412,275	$20.60

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $208,000, $187,000 and $150,000 in each of the three years ended October 31, 2017, 2016 and 2015, respectively. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2017 and 2016, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2017 and 2016 (amounts in thousands):

Fiscal Year Ended October 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest Rate Swap Agreements	$3,316	$-	$3,316	$-

Liabilities:
Interest Rate Swap Agreements	$574	$-	$574	$-

Redeemable noncontrolling interests	$81,361	$23,709	$53,788	$3,864

Fiscal Year Ended October 31, 2016
Assets:
Interest Rate Swap Agreements	$423	$-	$423	$-

Liabilities:
Interest Rate Swap Agreements	$1,726	$-	$1,726	$-

Redeemable noncontrolling interests	$18,253	$14,407	$-	$3,846

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $2,851 at November 1, 2015 to $3,846 at October 31, 2016 as a result of a $995 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $3,846 at November 1, 2016 to $3,864 at October 31, 2017 as a result of a $18 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $296 million and $287 million at October 31, 2017 and October 31, 2016, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rates currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.

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

At October 31, 2017, the Company had commitments of approximately $6.0 million for tenant-related obligations.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2017 and 2016 are as follows (in thousands, except per share data):

	Year Ended October 31, 2017				Year Ended October 31, 2016
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	Jul 31	Oct 31	Jan 31	Apr 30	Jul 31	Oct 31

Revenues	$29,202	$30,024	$32,020	$32,313	$27,451	$29,166	$28,276	$31,899

Income from Continuing Operations	$7,204	$27,919	$10,613	$9,696	$6,672	$8,556	$8,827	$10,550

Net Income Attributable to Urstadt Biddle Properties Inc.	$6,982	$27,672	$9,631	$8,648	$6,447	$8,339	$8,610	$10,320

Preferred Stock Dividends	(3,570)	(3,571)	(3,570)	(4,249)	(3,570)	(3,570)	(3,570)	(3,570)
Redemption of Preferred Stock	-	-	-	(4,075)	-	-	-	-

Net Income Applicable to Common and Class A Common Stockholders	$3,412	$24,101	$6,061	$324	$2,877	$4,769	$5,040	$6,750

Per Share Data:
Basic:
Class A Common Stock	$0.09	$0.66	$0.16	$0.01	$0.09	$0.14	$0.15	$0.18
Common Stock	$0.08	$0.58	$0.15	$0.01	$0.08	$0.13	$0.13	$0.16

Diluted:
Class A Common Stock	$0.09	$0.64	$0.16	$0.01	$0.08	$0.14	$0.15	$0.18
Common Stock	$0.08	$0.57	$0.14	$0.01	$0.08	$0.12	$0.13	$0.16

Amounts may not equal full year results due to rounding.

Certain prior period amounts are reclassified to correspond to current period presentation.

(13) SUBSEQUENT EVENTS

On December 14, 2017, the Board of Directors of the Company declared cash dividends of $0.24 for each share of Common Stock and $0.27 for each share of Class A Common Stock.  The dividends are payable on January 19, 2018 to stockholders of record on January 5, 2018. The Board of Directors also ratified the actions of the Company's compensation committee authorizing awards of 152,700 shares of Common Stock and 103,800 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 2, 2018, pursuant to the Company's restricted stock plan.  The fair value of the shares awarded totaling $5.0 million will be charged to expense over the requisite service periods (see note 1).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the "Company") as of October 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2017.  Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urstadt Biddle Properties Inc. at October 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 11, 2018 expressed an unqualified opinion thereon.

New York, New York January 11, 2018	/s/ PKF O'Connor Davies, LLP

URSTADT BIDDLE PROPERTIES INC.
October 31, 2017
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Totals	Accumulated Depreciation (b)	Date Constructed/ Acquired	Life on which depreciation for building and improvements in latest income statement is computed (c)
Real Estate Subject to Operating Leases (a):
Office Buildings:
Greenwich, CT	$-	$708	$1,641	$-	$348	$708	$1,989	$2,697	$838	2001	31.5
Greenwich, CT	-	488	1,139	-	591	488	1,730	2,218	586	2000	31.5
Greenwich, CT	-	570	2,359	-	762	570	3,121	3,691	1,515	1998	31.5
Greenwich, CT	-	199	795	-	545	199	1,340	1,539	595	1993	31.5
Greenwich, CT	-	111	444	-	310	111	754	865	335	1994	31.5
Bernardsville, NJ	-	721	2,880	(25)	(27)	696	2,853	3,549	377	2012	39
	-	2,797	9,258	(25)	2,529	2,772	11,787	14,559	4,246
Retail Properties:
Bronxville, NY	-	60	239	95	776	155	1,015	1,170	214	2009	39
Yonkers, NY	-	30	121	183	734	213	855	1,068	176	2009	39
Yonkers, NY	-	30	121	85	341	115	462	577	95	2009	39
New Milford, CT	-	2,114	8,456	71	551	2,185	9,007	11,192	2,173	2008	39
New Milford, CT	42	4,492	17,967	166	3,047	4,658	21,014	25,672	3,840	2010	39
Newark, NJ	10,433	5,252	21,023	-	1,558	5,252	22,581	27,833	5,631	2008	39
Waldwick, NJ	-	1,266	5,064	-	-	1,266	5,064	6,330	1,288	2007	39
Emerson NJ	472	3,633	14,531	-	1,640	3,633	16,171	19,804	4,522	2007	39
Monroe, CT	-	765	3,060	-	135	765	3,195	3,960	877	2007	39
Pelham, NY	-	1,694	6,843	-	149	1,694	6,992	8,686	2,030	2006	39
Stratford, CT	25,689	10,173	40,794	(94)	11,657	10,079	52,451	62,530	17,941	2005	39
Yorktown Heights, NY	-	5,786	23,221	-	12,202	5,786	35,423	41,209	8,504	2005	39
Rye, NY	-	909	3,637	-	381	909	4,018	4,927	1,380	2004	39
Rye, NY	1,331	483	1,930	-	71	483	2,001	2,484	671	2004	39
Rye, NY	600	239	958	-	87	239	1,045	1,284	406	2004	39
Rye, NY	1,367	695	2,782	-	20	695	2,802	3,497	968	2004	39
Somers, NY	-	4,318	17,268	-	257	4,318	17,525	21,843	6,394	2003	39
Westport, CT	11	2,076	8,305	-	364	2,076	8,669	10,745	3,310	2003	39
Orange, CT	-	2,320	10,564	-	1,027	2,320	11,591	13,911	4,550	2003	39
Stamford, CT	49,390	17,964	71,859	-	7,530	17,964	79,389	97,353	32,868	2002	39
Danbury, CT	-	2,459	4,566	-	1,905	2,459	6,471	8,930	2,967	2002	39
Briarcliff, NY	-	2,222	5,185	1,234	8,448	3,456	13,633	17,089	2,887	2001	40
Somers, NY	-	1,833	7,383	-	1,340	1,833	8,723	10,556	4,743	1999	31.5
Briarcliff, NY	-	380	1,531	-	131	380	1,662	2,042	797	1999	40
Briarcliff, NY	15,229	2,300	9,708	2	3,175	2,302	12,883	15,185	6,023	1998	40
Ridgefield, CT	-	900	3,793	291	2,903	1,191	6,696	7,887	2,179	1998	40
Darien, CT	15,583	4,260	17,192	-	926	4,260	18,118	22,378	8,858	1998	40
Eastchester, NY	-	1,500	6,128	-	2,608	1,500	8,736	10,236	3,941	1997	31
Danbury, CT	26	3,850	15,811	-	4,636	3,850	20,447	24,297	12,205	1995	31.5
Carmel, NY	-	1,488	5,973	-	977	1,488	6,950	8,438	4,000	1995	31.5
Somers, NY	-	821	2,600	-	606	821	3,206	4,027	1,685	1992	31.5
Wayne, NJ	81	2,492	9,966	-	2,226	2,492	12,192	14,684	6,889	1992	31
Newington, NH	-	728	1,997	-	1,039	728	3,036	3,764	2,360	1979	40
Katonah, NY	-	1,704	6,816	-	122	1,704	6,938	8,642	1,398	2010	39
Fairfield, CT	-	3,393	13,574	153	1,234	3,546	14,808	18,354	2,241	2011	39
New Milford, CT	-	2,168	8,672	-	49	2,168	8,721	10,889	1,468	2011	39
Eastchester, NY	-	1,800	7,200	78	477	1,878	7,677	9,555	1,161	2012	39
Orangetown, NY	6,019	3,200	12,800	30	6,465	3,230	19,265	22,495	2,194	2012	39
Greenwich, CT	4,726	1,600	6,401	28	631	1,628	7,032	8,660	847	2013	39
Various	-	1,134	4,928	80	(60)	1,214	4,868	6,082	584	2013	39
Greenwich, CT	5,894	1,998	7,994	53	283	2,051	8,277	10,328	938	2013	39
New Providence, NJ	18,953	6,970	27,880	463	3,049	7,433	30,929	38,362	3,810	2013	39
Chester, NJ	-	570	2,280	(34)	(73)	536	2,207	2,743	283	2012	39
Bethel, CT	-	1,800	7,200	(18)	(49)	1,782	7,151	8,933	702	2014	39
Bloomfield, NJ	-	2,201	8,804	218	1,776	2,419	10,580	12,999	963	2014	39
Boonton, NJ	7,271	3,670	14,680	14	184	3,684	14,864	18,548	1,451	2014	39
Yonkers, NY	5,000	3,060	12,240	333	1,331	3,393	13,571	16,964	1,054	2014	39
Greenwich, CT	7,884	3,223	12,893	6	132	3,229	13,025	16,254	1,033	2014	40
Greenwich, CT	15,305	6,257	25,029	27	533	6,284	25,562	31,846	2,066	2014	40
Midland Park, NJ	20,681	8,740	34,960	(44)	97	8,696	35,057	43,753	2,639	2015	39
Pompton Lakes, NJ	19,535	8,140	32,560	33	359	8,173	32,919	41,092	2,472	2015	39
Wyckoff, NJ	8,210	3,490	13,960	17	132	3,507	14,092	17,599	1,052	2015	39
Kinnelon, NJ	10,927	4,540	18,160	(28)	3,892	4,512	22,052	26,564	1,926	2015	39
Fort Lee, NJ	-	798	3,192	(14)	(55)	784	3,137	3,921	195	2015	39
Harrison, NY	-	2,000	8,000	(10)	843	1,990	8,843	10,833	449	2015	39
Stamford, CT	22,083	12,686	32,620	-	171	12,686	32,791	45,477	1,118	2016	39
Stamford, CT	-	3,691	9,491	-	86	3,691	9,577	13,268	261	2016	39
Derby, CT	-	651	7,652	-	15	651	7,667	8,318	163	2017	39
Passaic, NJ	3,511	2,039	5,616	-	-	2,039	5,616	7,655	84	2017	39
Stamford, CT	9,644	17,178	43,677	-	118	17,178	43,795	60,973	655	2017	39
Stamford, CT	-	2,376	1,458	-	-	2,376	1,458	3,834	22	2017	39
Stamford, CT	1,213	2,295	2,700	-	-	2,295	2,700	4,995	40	2017	39
Waldwick, NJ	-	2,761	5,571	-	-	2,761	5,571	8,332	35	2017	39
Dumont, NJ	9,961	6,646	15,341	-	-	6,646	15,341	21,987	98	2017	39

	297,071	212,311	764,925	3,418	95,189	215,729	860,114	1,075,843	190,774

Total	$297,071	$215,108	$774,183	$3,393	$97,718	$218,501	$871,901	$1,090,402	$195,020

URSTADT BIDDLE PROPERTIES INC.
October 31, 2017
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2017	2016	2015
(a) RECONCILIATION OF REAL ESTATE-OWNED SUBJECT TO OPERATING LEASES
Balance at beginning of year	$1,016,838	$941,690	$830,304
Property improvements during the year	9,326	18,666	12,891
Properties acquired during the year	119,403	58,737	138,720
Properties sold during the year	(52,122)	-	(38,364)
Property assets fully depreciated and written off	(3,043)	(2,255)	(1,861)
Balance at end of year (e)	$1,090,402	$1,016,838	$941,690

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION
Balance at beginning of year	$186,098	$165,660	$161,187
Provision during the year charged to income (d)	25,058	22,693	22,096
Property sold during the year	(13,093)	-	(15,762)
Property assets fully depreciated and written off	(3,043)	(2,255)	(1,861)
Balance at end of year	$195,020	$186,098	$165,660

(c)	Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d)	The depreciation provision represents the expense calculated on real property only.
(e)	The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $818 million at October 31, 2017.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2017
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
(In thousands)

FIRST MORTGAGE LOANS ON BUSINESS PROPERTIES (c) and (d):

COL. A	COL. B		COL. C	COL. D	COL. E	COL. F
Description	Interest Rate		Final Maturity Date	Periodic Payment Terms	Remaining Face Amount of Mortgages (b)	Carrying Amount of Mortgages (a)
	Coupon	Effective
Retail Property:
Rockland County, NY	3.779%	3.779%	October 10, 2017	Interest Only - Monthly	$-	$-
TOTAL MORTGAGE LOANS ON REAL ESTATE					$-	$-

Interest is one month LIBOR plus 3.25% per annum.

Loan was repaid in October 2017.

NOTES TO SCHEDULE IV

(a)	Reconciliation of Mortgage Loans on Real Estate

	Year Ended October 31,
	2017	2016	2015
Balance at beginning of period:	$13,500	$-	$-
Additions during period:
New mortgage loans	-	13,500	-
Deductions during the current period:
Collections of principal and amortization of discounts	(13,500)	-	-
Balance at end of period:	$-	$13,500	$-

(b)	The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c)	At October 31, 2017, no mortgage loans were delinquent in payment of currently due principal or interest.
(d)	There are no prior liens for any of the mortgage loans on real estate.

Exhibit Index

3.1
(a) Amended Articles of Incorporation of the Company dated December 30, 1996 (incorporated by reference to Exhibit 3.1(a) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(b) Articles Supplementary of the Company dated March 12, 1997, classifying the Company's Series A Participating Preferred Shares (incorporated by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(c) Articles of Amendment with Name Change dated March 11, 1998 to the Company's Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1(c) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(d) Articles Supplementary of the Company dated June 16, 1998, classifying the Company's Class A Common Stock (incorporated by reference to Exhibit 3.1(d) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(e) Articles Supplementary of the Company dated April 7, 2005, classifying the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1(e) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(f) Certificate of Correction dated April 29, 2005 to the Articles Supplementary of the Company dated April 7, 2005 (incorporated by reference to Exhibit 3.1(f) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(g) Articles Supplementary of the Company dated April 29, 2005, classifying 850,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1(g) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(h) Articles Supplementary of the Company dated June 3, 2005, classifying 450,000 additional shares of the Company's Series D Senior Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1(h) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(i) Articles Supplementary of the Company dated October 22, 2012, classifying the Company's Series F Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1(i) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(j) Articles of Amendment dated March 21, 2013 to the Company's Amended Articles of Incorporation (incorporated by reference to Exhibit 3.1(j) of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2013 (SEC File No. 001-12803)).

(k) Articles Supplementary of the Company dated October 23, 2014, classifying the Company's Series G Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on October 27, 2014 (SEC File No. 001-12803)).

(l) Articles Supplementary of the Company dated December 12, 2014, reclassifying several series of the Company's preferred stock (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on December 16, 2014 (SEC File No. 001-12803)).

(m) Articles Supplementary of the Company dated September 13, 2017, classifying the Company's 6.250% Series H Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1(m)) of the Company's Registration Statement on Form 8-A filed on September 15, 2017 (SEC File No. 001-12803).

3.2
Bylaws of the Company, Amended and Restated as of December 11, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 16, 2014 (SEC File No. 001-12803)).

4.1	Common Stock: See Exhibits 3.1 (a)-(m) hereto.

4.2
Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of July 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on July 24, 2008 (SEC File No. 001-12803)).

4.3	Series F Preferred Shares: See Exhibits 3.1 (a)-(m) hereto.

4.4	Series G Preferred Shares: See Exhibits 3.1 (a)-(m) hereto.

4.5	Series H Preferred Shares: See Exhibits 3.1 (a)-(m) hereto.

10.1
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016 (SEC File No. 001-12803)). #

10.2	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees).*#

10.3	Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Director).*#

10.4	Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Non-Employee Director).*#

10.5	Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Chairman).*#

10.6
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

10.7
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 15, 2008 (SEC File No. 001-12803)).#

10.8
Change of Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 17, 2008 (SEC File No. 001-12803)).#

10.9
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on March 31, 2014 (SEC File No. 001-12803)). #

10.10
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt and Willing L. Biddle (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 26, 2007 (SEC File No. 001-12803)).#

10.11
Credit Agreement, dated as of September 21, 2012, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A., as Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 27, 2012 (SEC File No. 001-12803)).

10.12
Amended and Restated Credit Agreement, dated August 23, 2016, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and BMO Capital Markets, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 26, 2016 (SEC File No. 001-12803)).

10.13
Underwriting Agreement, dated September 13, 2017, by and among the Company and BMO Capital Markets Corp. and Wells Fargo Securities, LLC, as representatives of the several underwriters named on Schedule I thereto (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 18, 2017 (SEC File No. 001-12803).

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

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.*

#	Management contract, compensation Plan arrangement.
*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

Dated: January 12, 2018	/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

Dated: January 12, 2018	/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles J. Urstadt	January 12, 2018
Charles J. Urstadt
Chairman and Director

/s/ Willing L. Biddle	January 12, 2018
Willing L. Biddle
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John T. Hayes	January 12, 2018
John T. Hayes
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin J. Bannon	January 12, 2018
Kevin J. Bannon
Director

/s/ Catherine U. Biddle	January 12, 2018
Catherine U. Biddle
Director

/s/ Richard Grellier	January 12, 2018
Richard Grellier
Director

/s/ George H.C. Lawrence	January 12, 2018
George H. C. Lawrence
Director

/s/ Robert J. Mueller	January 12, 2018
Robert J. Mueller
Director

/s/ Charles D. Urstadt	January 12, 2018
Charles D. Urstadt
Director

/s/ Bryan O. Colley	January 12, 2018
Bryan O. Colley
Director

/s/ Noble Carpenter	January 12, 2018
Noble Carpenter
Director