Form 10-Q
period 2018-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2018-03-09
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

As of March 6, 2018 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,818,598 Common Shares, par value $.01 per share, and 29,812,217 Class A Common Shares, par value $.01 per share.

Index

Urstadt Biddle Properties Inc.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets – January 31, 2018 (Unaudited) and October 31, 2017.

Consolidated Statements of Income (Unaudited) – Three months ended January 31, 2018 and 2017.

Consolidated Statements of Comprehensive Income (Unaudited) – Three months ended January 31, 2018 and 2017.

Consolidated Statements of Cash Flows (Unaudited) – Three months ended January 31, 2018 and 2017.

Consolidated Statement of Stockholders' Equity (Unaudited) – Three months ended January 31, 2018.

Notes to Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31, 2018	October 31, 2017
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,095,259	$1,090,402
Less: Accumulated depreciation	(201,010)	(195,020)
	894,249	895,382
Investments in and advances to unconsolidated joint ventures	37,887	38,049
	932,136	933,431

Cash and cash equivalents	4,508	8,674
Restricted cash	2,399	2,306
Tenant receivables	22,573	21,554
Prepaid expenses and other assets	22,360	18,881
Deferred charges, net of accumulated amortization	11,596	11,867
Total Assets	$995,572	$996,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$6,000	$4,000
Mortgage notes payable and other loans	295,475	297,071
Accounts payable and accrued expenses	6,515	4,200
Deferred compensation – officers	62	96
Other liabilities	21,530	22,755
Total Liabilities	329,582	328,122

Redeemable Noncontrolling Interests	79,999	81,361

Commitments and Contingencies

Stockholders' Equity:
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,818,598 and 9,664,778 shares issued and outstanding	99	97
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,818,877 and 29,728,744 shares issued and outstanding	298	297
Additional paid in capital	514,690	514,217
Cumulative distributions in excess of net income	(124,248)	(120,123)
Accumulated other comprehensive income	5,152	2,742
Total Stockholders' Equity	585,991	587,230
Total Liabilities and Stockholders' Equity	$995,572	$996,713

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2018	2017

Revenues
Base rents	$23,584	$21,112
Recoveries from tenants	8,207	7,073
Lease termination income	-	24
Other income	1,204	861
Total Revenues	32,995	29,070

Expenses
Property operating	6,306	5,148
Property taxes	5,147	4,848
Depreciation and amortization	6,949	6,581
General and administrative	2,419	2,455
Provision for tenant credit losses	210	78
Acquisition costs	-	103
Directors' fees and expenses	102	83
Total Operating Expenses	21,133	19,296

Operating Income	11,862	9,774

Non-Operating Income (Expense):
Interest expense	(3,423)	(3,257)
Equity in net income from unconsolidated joint ventures	560	514
Interest, dividends and other investment income	80	173
Net Income	9,079	7,204

Noncontrolling interests:
Net income attributable to noncontrolling interests	(1,095)	(222)
Net income attributable to Urstadt Biddle Properties Inc.	7,984	6,982
Preferred stock dividends	(3,063)	(3,570)

Net Income Applicable to Common and Class A Common Stockholders	$4,921	$3,412

Basic Earnings Per Share:
Per Common Share:	$0.12	$0.08
Per Class A Common Share:	$0.13	$0.09

Diluted Earnings Per Share:
Per Common Share:	$0.12	$0.08
Per Class A Common Share:	$0.13	$0.09

Dividends Per Share:
Common	$0.24	$0.235
Class A Common	$0.27	$0.265

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2018	2017

Net Income	$9,079	$7,204

Other comprehensive income:
Change in unrealized income on interest rate swaps	2,410	4,209

Total comprehensive income	11,489	11,413
Comprehensive income attributable to noncontrolling interests	(1,095)	(222)

Total Comprehensive income attributable to Urstadt Biddle Properties Inc.	10,394	11,191
Preferred stock dividends	(3,063)	(3,570)

Total comprehensive income applicable to Common and Class A Common Stockholders	$7,331	$7,621

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$9,079	$7,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,949	6,581
Straight-line rent adjustment	(217)	(238)
Provision for tenant credit losses	210	78
Restricted stock compensation expense and other adjustments	666	810
Deferred compensation arrangement	(33)	(38)
Equity in net (income) of unconsolidated joint ventures	(560)	(514)
Distributions of operating income from unconsolidated joint ventures	560	514
Changes in operating assets and liabilities:
Tenant receivables	(1,012)	(3,145)
Accounts payable and accrued expenses	2,819	5,175
Other assets and other liabilities, net	(5,789)	(4,985)
Restricted Cash	(93)	94
Net Cash Flow Provided by Operating Activities	12,579	11,536

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(121)	(8,852)
Investments in and advances to unconsolidated joint ventures	-	(138)
Deposits on acquisition of real estate investment	(10)	(2,500)
Return of deposits on acquisition of real estate investments	-	500
Improvements to properties and deferred charges	(2,389)	(2,643)
Distributions to noncontrolling interests	(1,095)	(222)
Return of capital from unconsolidated joint ventures	136	271
Net Cash Flow (Used in) Investing Activities	(3,479)	(13,584)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(10,408)	(10,148)
Dividends paid -- Preferred Stock	(3,063)	(3,570)
Principal repayments on mortgage notes payable	(1,604)	(1,512)
Repayment of revolving credit line borrowings	(4,000)	-
Proceeds from revolving credit line borrowings	6,000	15,000
Shares withheld for employee taxes	(240)	-
Net proceeds from the issuance of Common and Class A Common Stock	49	49
Net Cash Flow (Used in) Financing Activities	(13,266)	(181)

Net (Decrease) In Cash and Cash Equivalents	(4,166)	(2,229)
Cash and Cash Equivalents at Beginning of Period	8,674	7,271

Cash and Cash Equivalents at End of Period	$4,508	$5,042

Supplemental Cash Flow Disclosures:
Interest Paid	$3,252	$3,199

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock A Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances - October 31, 2017	3,000,000	$75,000	4,600,000	$115,000	9,664,778	$97	29,728,744	$297	$514,217	$(120,123)	$2,742	$587,230
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	4,921	-	4,921
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	2,410	2,410
Cash dividends paid :
Common stock ($0.24 per share)	-	-	-	-	-	-	-	-	-	(2,356)	-	(2,356)
Class A common stock ($0.27 per share)	-	-	-	-	-	-	-	-	-	(8,052)	-	(8,052)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,120	-	1,469	-	49	-	-	49
Shares issued under restricted stock plan	-	-	-	-	152,700	2	102,800	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(10,886)	-	(240)	-	-	(240)
Forfeiture of restricted stock	-	-	-	-	-	-	(3,250)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	667	-	-	667
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	1,362	-	1,362
Balances - January 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,818,598	$99	29,818,877	$298	$514,690	$(124,248)	$5,152	$585,991

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2018, the Company owned or had equity interests in 82 properties containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2017.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The balance sheet at October 31, 2017 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code (Code). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2018 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2018. As of January 31, 2018, the fiscal tax years 2014 through and including 2017 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of January 31, 2018, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At January 31, 2018, the Company had approximately $89.1 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.62% per annum. As of January 31, 2018 and October 31, 2017, the Company had a deferred liability of $70,000 and $574,000, respectively (included in accounts payable and accrued expense on the consolidated balance sheets) and a deferred asset of $5.2 million and $3.3 million, respectively (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges. At January 31, 2018, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of $5.2 million.  At October 31, 2017, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $2.7 million. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at January 31, 2018.

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

Generally, the Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

Acquisitions of real estate and in-substance real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions as the Company utilizes to determine fair value in a business combination.

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

The values of acquired above and below-market leases, which are included in prepaid expenses and other assets and other liabilities, respectively, are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

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

Index

Property Held for Sale
The Company reports properties that are either disposed of or are classified as held for sale in continuing operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.   The Company did not classify any properties as held for sale as of January 31, 2018 and October 31, 2017.

Revenue Recognition
Revenues from operating leases include revenues from properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At January 31, 2018 and October 31, 2017, $17,586,000 and $17,349,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2018 and October 31, 2017, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,516,000 and $4,543,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended January 31,
	2018	2017
Numerator
Net income applicable to common stockholders – basic	$1,012	$690
Effect of dilutive securities:
Restricted stock awards	43	32
Net income applicable to common stockholders – diluted	$1,055	$722

Denominator
Denominator for basic EPS – weighted average common shares	8,558	8,382
Effect of dilutive securities:
Restricted stock awards	500	533
Denominator for diluted EPS – weighted average common equivalent shares	9,058	8,915

Numerator
Net income applicable to Class A common stockholders-basic	$3,909	$2,722
Effect of dilutive securities:
Restricted stock awards	(43)	(32)
Net income applicable to Class A common stockholders – diluted	$3,866	$2,690

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,372	29,311
Effect of dilutive securities:
Restricted stock awards	120	128
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,492	29,439

Index

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Three Months Ended January 31,
	2018	2017
Ridgeway Revenues	10.5%	11.9%
All Other Property Revenues	89.5%	88.1%
Consolidated Revenue	100.0%	100.0%

	January 31, 2018	October 31, 2017
Ridgeway Assets	7.3%	7.2%
All Other Property Assets	92.7%	92.8%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three months ended January 31, 2018 or the year ended October 31, 2017.

	January 31, 2018	October 31, 2017
Ridgeway Percent Leased	96%	96%

	Three Months Ended January 31,
	2018	2017
The Stop & Shop Supermarket Company	20%	19%
Bed, Bath & Beyond	14%	14%
Marshall's Inc., a division of the TJX Companies	10%	11%
All Other Tenants at Ridgeway (Note 2)	56%	56%
Total	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statement (In Thousands):	Three Months Ended January 31, 2018
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,453	$29,542	$32,995
Operating Expenses	$976	$10,477	$11,453
Interest Expense	$577	$2,846	$3,423
Depreciation and Amortization	$681	$6,268	$6,949
Income from Continuing Operations	$1,219	$7,860	$9,079

Income Statement (In Thousands):	Three Months Ended January 31, 2017
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,465	$25,605	$29,070
Operating Expenses	$1,086	$8,910	$9,996
Interest Expense	$612	$2,645	$3,257
Depreciation and Amortization	$1,111	$5,470	$6,581
Income from Continuing Operations	$656	$6,548	$7,204

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

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of January 31, 2018.

Index

(2) REAL ESTATE INVESTMENTS

The Company is currently under contract to purchase, for $13.1 million, a 26,900 square foot shopping center located in its primary marketplace.  The Company will fund the acquisition with available cash, the issuance of unsecured notes payable to the seller, and borrowings on its unsecured revolving credit facility (see note 3).

In October 2017, the Company purchased a promissory note secured by a mortgage on 470 Main Street in Ridgefield, CT ("470 Main"), which comprises part of the Yankee Ridge retail and office mixed-use property.  The note was purchased from the existing lender.  In January 2018, the Company completed foreclosure of the note and became the owner of 470 Main.  Total consideration paid for the note, including costs, totaled $3.1 million.  470 Main is a 24,200 square foot building with ground and first floor retail and second floor office space.  The Company funded the note purchase with available cash.

The Company accounted for the purchase of the 470 Main as an asset acquisition and allocated the total consideration transferred for the acquisition, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company's purchase price allocation for the property acquired during the three months ended January 31, 2018 (in thousands).

470 Main

Assets:
Land	$293
Building and improvements	$2,786
In-place leases	$68
Above market leases	$25

Liabilities:
In-place leases	$-
Below Market Leases	$43

(3) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $100 million unsecured revolving credit facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agent).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company's option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at January 31, 2018.

During the three months ended January 31, 2018, the Company borrowed $6 million on the Facility to fund capital improvements. During the three months ended January 31, 2018, the Company repaid $4 million on the Facility with available cash.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.2% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.4 million in Orangeburg, and as a result, as of January 31, 2018 the Company's ownership percentage has increased to 43.2% from approximately 2.92% at inception.

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

UB High Ridge

The Company is the managing member and owns an 8.8% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million.  UB High Ridge owns three commercial real estate properties, High Ridge Shopping Center, a grocery anchored shopping center, ("High Ridge") and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.46% of their invested capital.

UB Dumont I, LLC

The Company is the managing member and owns a 31.4% interest in UB Dumont I, LLC.  The Company's initial investment was $3.9 million.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop and Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.05% of their invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, "Consolidation." Because the limited partners or noncontrolling members in Ironbound, Orangeburg, McLean, UB High Ridge and Dumont have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the three months ended January 31, 2018 and 2017, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(1.4) million and $681,000, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests at January 31, 2018 and October 31, 2017 (amounts in thousands):

	January 31, 2018	October 31, 2017
Beginning Balance	$81,361	$18,253
Change in Redemption Value	(1,362)	(666)
Initial UB High Ridge Noncontrolling Interest	-	55,217
Initial Dumont Noncontrolling Interest	-	8,557

Ending Balance	$79,999	$81,361

Index

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2018 and October 31, 2017 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	January 31, 2018	October 31, 2017
Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$17,977	$18,032
Gateway Plaza (50%)	6,838	6,873
Putnam Plaza Shopping Center (66.67%)	5,963	5,968
Midway Shopping Center, L.P. (11.642%)	4,559	4,639
Applebee's at Riverhead (50%)	1,827	1,814
81 Pondfield Road Company (20%)	723	723
Total	$37,887	$38,049

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

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 198,500 square foot shopping center, is anchored by a 168,000 square foot Walmart, which also has 27,000 square feet of in-line space that is partially leased and a newly constructed 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with a 7,200 square foot pad site that is leased.

Gateway is subject to a $12.7 million non-recourse first mortgage payable.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $28.3 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza") located in Carmel, New York, which is anchored by a Tops grocery store.

Putnam Plaza is subject to a first mortgage payable in the amount of $18.9 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2024.

81 Pondfield Road Company

The Company's other investment in an unconsolidated joint venture is a 20% interest in a retail and office building in Westchester County, New York.

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

During the three months ended January 31, 2018, the Company awarded 152,700 shares of Common Stock and 102,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2018 was approximately $5.0 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of January 31, 2018, and changes during the three months ended January 31, 2018 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2017	1,274,150	$17.02	412,275	$20.60
Granted	152,700	$17.70	102,800	$22.10
Vested	(170,950)	$15.78	(57,200)	$18.07
Forfeited	-	$-	(3,250)	$21.93
Non-vested at January 31, 2018	1,255,900	$17.22	454,625	$21.13

As of January 31, 2018, there was $17.5 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.1 years.  For the three month periods ended January 31, 2018 and 2017 amounts charged to compensation expense totaled $975,000 and $944,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program ("Current Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred Stock in open market transactions.

The Company has repurchased 188,753 shares of Class A Common Stock under the Current Program.  From the inception of all repurchase programs the Company has repurchased 4,600 shares of Common Stock and 913,331 shares of Class A Common Stock.  For the three months ended January 31, 2018 and 2017, the Company did not repurchase any shares of stock under the Current Program.

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

The 6.25% Series H Senior Cumulative Preferred Stock ("Series H Preferred Stock") is non-voting, has no stated maturity and is redeemable for cash at 25.00 per share at the Company's option on or after September 18, 2022. The holders of our Series H Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series H Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series H Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series H Preferred Stock will have the right to convert all or part of the shares of Series H Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series H Preferred Stock are reflected as a reduction of additional paid in capital.

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

The Company calculates the fair value of the redeemable noncontrolling interests based on either quoted market prices on national exchanges for those interests based on the Company's Class A Common stock (level 1), contractual redemption prices per share as stated in governing agreements (level 2) or unobservable inputs considering the assumptions that market participants would make in pricing the obligations (level 3). The level 3 inputs used include an estimate of the fair value of the cash flow generated by the limited partnership or limited liability company in which the investor owns the joint venture units capitalized at prevailing market rates for properties with similar characteristics or located in similar areas.

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs"). The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2017 and January 31, 2018, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2018
Assets:
Interest Rate Swap Agreement	$5,222	$-	$$5,222	$-

Liabilities:
Interest Rate Swap Agreement	$70	$-	$70	$-
Redeemable noncontrolling interests	$79,999	$22,446	$53,788	$3,765

October 31, 2017
Assets:
Interest Rate Swap Agreement	$3,316	$-	$3,316	$-

Liabilities:
Interest Rate Swap Agreement	$574	$-	$574	$-
Redeemable noncontrolling interests	$81,361	$23,709	$53,788	$3,864

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $3,846 at October 31, 2016 to $3,864 at October 31, 2017 as a result of a $18 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $3,864 at October 31, 2017 to $3,765 at January 31, 2018 as a result of a $99 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $288 million at January 31, 2018 and $296 million at October 31, 2017, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2017, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2018, the Company had commitments of approximately $4.6 million for capital improvements to its properties and tenant-related obligations.

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

•
as well as other risks identified in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC").

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

At January 31, 2018, we owned or had equity interests in 82 properties, which include equity interests we own in seven consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 92.5% was leased (92.7% at October 31, 2017).  Of the properties owned by unconsolidated joint ventures, approximately 97.7% was leased, unchanged from October 31, 2017.

We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased the level of dividend payments to our shareholders for 24 consecutive years.

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

We have a conservative capital structure and we have one $9.9 million mortgage maturing in July 2018, which is in the process of being refinanced with the existing lender.  Thereafter, we do not have any additional secured debt maturing until May 2019.

We focus on increasing cash flow, and consequently the value of our properties, and seek continued growth through strategic re-leasing, renovations and expansions of our existing properties and selective acquisitions of income-producing properties.  Key elements of our growth strategies and operating policies are to:

•
acquire quality neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan New York tri-state area outside of the City of New York, and unlock further value in these properties with selective enhancements to both the property and tenant mix, as well as improvements to management and leasing fundamentals.  Our hope is to grow our assets through acquisitions by 5% to 10% per year on a dollar value basis subject to the availability of acquisitions that meet our investment parameters;

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

Highlights of Fiscal 2018; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
The Company is currently under contract to purchase, for $13.1 million, a 26,900 square foot shopping center located in its primary marketplace.  The Company will fund the acquisition with available cash, the issuance of unsecured notes payable to the seller, and borrowings on its unsecured revolving credit facility.

•
In October 2017, the Company purchased a promissory note secured by a mortgage on 470 Main Street in Ridgefield, CT ("470 Main"), which comprises part of the Yankee Ridge retail and office mixed-use property.  The note was purchased from the existing lender.  In January 2018, the Company completed foreclosure of the note and became the owner of 470 Main.  Total consideration paid for the note, including costs, totaled $3.1 million.  470 Main is a 24,200 square foot building with ground and first floor retail and second floor office space.  The Company funded the note purchase with available cash.

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

The U.S. Congress has passed sweeping tax reform legislation that made significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules for U.S. domestic corporations.  As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs.  Stockholders, however, are generally required to pay taxes on REIT dividends.  Tax reform legislation would affect the way in which dividends paid on our stock are taxed by the holder of that stock and could impact our stock price or how stockholders and potential investors view an investment in REITs.   In addition, while certain elements of tax reform legislation would not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate.

Index

Leasing

Rollovers

For the three months ended January 31, 2018, we signed leases for a total of 108,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 23,000 square feet at an average rental decrease of 0.6% on a cash basis.  Renewals for 85,000 square feet of space previously occupied were signed at an average rental increase of 3.8% on a cash basis.

Tenant improvements and leasing commissions averaged $31.62 per square foot for new leases and $3.85 per square foot for renewals for the three months ended January 31, 2018. The average term for new leases was 6.4 years and the average term for renewal leases was 4 years.

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

The leases signed in 2018 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters.

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

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by the Company to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet was rejected by A&P in bankruptcy and we are in the process of marketing that space for re-lease.  In July 2017, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant as that operator failed to perform under their lease and was evicted.  We are currently finalizing a lease with a new grocery operator for this location.  In February 2018, Tops Markets, LLC filed a voluntary petition under chapter 11 of title 11 of the Bankruptcy Code.  Tops Markets is a tenant at a property owned by an unconsolidated joint venture in which we have a 66.67% ownership interest.  The space is 61,000 square feet and the lease runs through 2026.  As of the date of this report, Tops Markets is still performing under its lease.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  For a further discussion about the Company's critical accounting policies, please see Note 1 to the consolidated financial statements of the Company included in Item 1 of this Quarterly Report on Form 10-Q.

Index

Liquidity and Capital Resources

Overview

At January 31, 2018, we had cash and cash equivalents of $4.5 million, compared to $8.7 million at October 31, 2017.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  For the three months ended January 31, 2018 and 2017, net cash flows from operating activities amounted to $12.6 million and $11.5 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, dividends paid to our preferred stockholders and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the three months ended January 31, 2018 and 2017 totaled $10.4 million and $10.1 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our five consolidated joint venture entities, Ironbound, McLean, Orangeburg, UB High Ridge and UB Dumont, have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 4 to the financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our leverage low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

We are currently in contract to purchase a shopping center in our primary marketplace for $13.1 million.  We plan on funding the purchase with a combination of available cash, borrowings on our Facility and the issuance of unsecured notes to the seller of the property.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the three months ended January 31, 2018, we paid approximately $2.4 million for property improvements, tenant improvements and leasing commission costs (approximately $1.7 million representing property improvements and approximately $737,000 related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $4.6 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during fiscal 2018.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $295.5 million consist entirely of fixed-rate mortgage loan indebtedness with a weighted average interest rate of 4.2% at January 31, 2018.  These mortgages are secured by 26 properties with a net book value of $565 million and have fixed rates of interest ranging from 3.5% to 6.6%.   We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

At January 31, 2018, we had $6 million of variable-rate debt consisting of draws on our Facility (see below) that was not fixed through an interest rate swap or otherwise. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 31% and a fixed charge coverage ratio of over 3.42 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 49 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At January 31, 2018, we had borrowing capacity of $93 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 3 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, BMO and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of January 31, 2018, $93 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at January 31, 2018.

During the three months ended January 31, 2018, we borrowed $6 million on our Facility to fund capital improvements to our properties. For the three months ended January 31, 2018 we repaid $4 million of borrowings on our Facility, with available cash.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $12.6 million for the three months ended January 31, 2018 compared to $11.5 million in the comparable period of fiscal 2017. The increase in operating cash flows when compared with the corresponding prior period was due primarily to the Company generating additional operating income in the three months ended January 31, 2018 from properties acquired after the first quarter of fiscal 2017 and properties acquired in the first three months of fiscal 2018.

Investing Activities

Net cash flows used in investing activities amounted to $3.5 million for the three months ended January 31, 2018 compared to net cash flows used in investing activities of $13.6 million in the comparable period of fiscal 2017. The decrease in net cash flows used in investing activities in fiscal 2018 when compared to the corresponding prior period was the result of the Company expending less on the acquisition of real estate investments in the first three months of fiscal 2018 when compared with the corresponding period of fiscal 2017.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $13.3 million in the first three months of fiscal 2018 compared with $181,000 in the comparable period of fiscal 2017. The net increase in cash flows used in financing activities in the first three months of fiscal 2018 versus the same period of fiscal 2017 was predominantly the result of the Company borrowing $15 million on its Facility in the first three months of fiscal 2017 and only borrowing a net $2 million in the first three months of fiscal 2018.  In addition, we increased the annualized dividend on the outstanding Common and Class A Common stock by $0.02 per share in December 2017.  This increase was partially offset by the Company incurring $507,000 less in preferred stock dividends in the first three months of fiscal 2018 when compared with the corresponding prior period.  In October 2017, the Company redeemed it Series F preferred stock and replaced it with a new Series H preferred stock, which had a lower coupon rate than the redeemed Series F preferred stock.

Index
Results of Operations

The following information summarizes our results of operations for the three months ended January 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to:
	2018	2017	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 1)
Revenues
Base rents	$23,584	$21,112	$2,472	11.7%	$2,032	$440
Recoveries from tenants	8,207	7,073	1,134	16.0%	605	529
Mortgage interest and other	1,204	861	343	39.8%	(11)	354

Operating Expenses
Property operating expenses	6,306	5,148	1,158	22.5%	275	883
Property taxes	5,147	4,848	299	6.2%	159	140
Depreciation and amortization	6,949	6,581	368	5.6%	735	(367)
General and administrative expenses	2,419	2,455	(36)	-1.5%	n/a	n/a

Other Income/Expenses
Interest expense	3,423	3,257	166	5.1%	247	(81)
Interest, dividends and other investment income	80	173	(93)	-53.8%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2018 and 2017.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues

Base rents increased by 11.7% to $23.6 million in the three month period ended January 31, 2018, as compared with $21.1 million in the comparable period of 2017.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2017, the Company purchased four properties totaling 114,700 square feet of GLA, invested in two joint ventures that own four properties totaling 173,600 square feet, whose operations we consolidate, and sold two properties totaling 203,800 square feet.  In the first three months of fiscal 2018, the Company purchased one property totaling 24,200 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the three months ended January 31, 2018 when compared with fiscal 2017.

Properties Held in Both Periods:

Revenues

Base Rent
The increase in base rents for properties held in both periods was predominantly caused by new leasing activity at three properties held in both periods that created a positive variance in base rent of $300,000 in the three months ended January 31, 2018 when compared to the first quarter of fiscal 2017.  In addition, the increase in base rents for properties held in both periods was caused by the vacating of a tenant at one of our properties in the first quarter of fiscal 2017 prior to the original expiration of their lease, requiring the Company to write off $116,000 in straight-line rent receivable relating to that tenant in the first quarter of fiscal 2017, which creates a positive variance in base rent for the three months ended January 31, 2018 when compared with the first quarter of fiscal 2017.  These combined increases were partially offset by a $154,000 negative base rent variance as a result of our 36,000 square foot grocery space at our Valley Ridge property being occupied in the first quarter of fiscal 2017 but not in the first quarter of fiscal 2018 (see "Significant Events with Impact on Leasing" earlier in this Item 2).

In fiscal 2018, the Company leased or renewed approximately 108,000 square feet (or approximately 2.5% of total consolidated property leasable area).  At January 31, 2018, the Company's consolidated properties were 92.5% leased (92.7% leased at October 31, 2017).

Tenant Recoveries
For the three months ended January 31, 2018, recoveries from tenants for properties owned in both periods (which represents reimbursements from tenants for operating expenses and property taxes) increased by $529,000. This increase was a result of an increase in both property operating expenses and property tax expense in the consolidated portfolio for properties owned for the entire periods of fiscal 2018 and 2017.

Expenses

Property operating expenses increased by $883,000 in the three month period ended January 31, 2018 when compared with the corresponding prior period as a result of an increase in snow removal expenses.

Real estate taxes increased by $140,000 in the three month period ended January 31, 2018 when compared with the corresponding prior period as a result of an increase in tax assessments.

Interest expense decreased by $81,000 in the three month period ended January 31, 2018 when compared with the corresponding prior period as a result of the Company refinancing its largest secured mortgage in July 2017, reducing the interest rate from 5.52% to 3.398%, and the Company having $17 million less drawn on its Facility.

Depreciation and amortization expense decreased by $367,000 in the three month period ended January 31, 2018 when compared with the corresponding prior period as a result of increased depreciation expense for tenant improvements in the first three months of fiscal 2017 related to tenant improvements for two tenants that vacated the shopping center prior to the original expiration of their leases.

General and Administrative Expenses

General and administrative expense was relatively unchanged in the three months ended January 31, 2018 when compared to the corresponding prior period.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the three  month periods ended January 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended
	January 31,
	2018	2017

Net Income Applicable to Common and Class A Common Stockholders	$4,921	$3,412

Real property depreciation	5,458	4,964
Amortization of tenant improvements and allowances	1,042	1,326
Amortization of deferred leasing costs	426	267
Depreciation and amortization on unconsolidated joint ventures	403	396

Funds from Operations Applicable to Common and Class A Common Stockholders	$12,250	$10,365

FFO amounted to $12.3 million in the first three months of fiscal 2018 compared to $10.4 million in the comparable period of fiscal 2017.  The net increase in FFO is attributable, among other things, to: (i) the additional net income generated from properties acquired in fiscal 2017 and the first three months of fiscal 2018; (ii) a decrease in preferred stock dividends of $507,000 as a result of the Company redeeming its Series F preferred stock in October 2017 and replacing it with its Series H preferred stock.  The Series H preferred stock has a lower interest rate and the outstanding principal of the Series H preferred stock is $14.4 million less than the redeemed Series F preferred stock.  This increase was partially offset by (iii) a $132,000 increased charge for bad debt expense in this year's first quarter when compared with last year's first quarter and (iv) $90,000 decrease in interest income generated as a result of the one mortgage receivable the Company had outstanding being repaid in October 2017.

Index

Off-Balance Sheet Arrangements

We have seven off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in the Putnam Plaza Shopping Center,

•	an 11.642% equity interest in the Midway Shopping Center L.P.,

•	a 50% equity interest in the Chestnut Ridge Shopping Center and Plaza 59 Shopping Centers,

•	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee's Plaza, and

•	a 20% interest in a suburban office building with ground level retail.

These unconsolidated joint ventures are accounted for under the equity method of accounting, as we have the ability to exercise significant influence over, but not control of, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 5, "Investments in and Advances to Unconsolidated Joint Ventures" in our financial statements in Item 1 of this Quarterly Report on Form 10-Q.  Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g. guarantees against fraud, misrepresentation and bankruptcy) on certain loans of the joint ventures.  The below table details information about the outstanding non-recourse mortgage financings on our unconsolidated joint ventures (amounts in thousands):

		Principal Balance
Joint Venture Description	Location	Original Balance	At January 31, 2018	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$28,257	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$21,000	$18,937	4.17%	Oct-2024
Gateway Plaza	Riverhead, NY	$14,000	$12,656	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$1,300	$1,034	5.98%	Aug-2026
Applebee's Plaza	Riverhead, NY	$1,000	$901	3.38%	Aug-2026

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

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of January 31, 2018, we had total mortgage debt and other notes payable of $295.5 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of January 31, 2018, we had seven open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Orangeburg, NY, Stamford, CT and Greenwich CT.  The Rye swaps expire in October 2019, the Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Stamford swap expires in July 2027, and the Greenwich swaps expire in October 2026, all concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  The Company has concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on the earnings of the Company.

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

Changes in Internal Controls
During the quarter ended January 31, 2018, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred stock in open market transactions.  For the three month period ended January 31, 2018, the Company did not repurchase any shares of stock under the Program.  During the three months ended January 31, 2018 3,250 restricted Class A Common shares were forfeited by former employees.  From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

Index

Item 6.  Exhibits

10.14	Change of Control Agreement dated June 7, 2016 between the Company and Miyun Sung.* #

10.15
First Amendment to the Amended and Restated Credit Agreement, dated August 23, 2016, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and BMO Capital Markets, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Syndication Agent, and the Lenders named.*

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

# Management contract, compensation plan arrangement

* Filed herewith

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 9, 2018	and Principal Accounting Officer