Form 10-Q
period 2018-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2018-06-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 4, 2018 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,819,765 Common Shares, par value $.01 per share, and 29,813,113 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2018	October 31, 2017
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,112,269	$1,090,402
Less: Accumulated depreciation	(207,138)	(195,020)
	905,131	895,382
Investments in and advances to unconsolidated joint ventures	38,083	38,049
	943,214	933,431

Cash and cash equivalents	16,438	8,674
Restricted cash	2,472	2,306
Marketable securities	5,020	-
Tenant receivables	22,332	21,554
Prepaid expenses and other assets	20,677	18,881
Deferred charges, net of accumulated amortization	11,410	11,867
Total Assets	$1,021,563	$996,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$22,735	$4,000
Mortgage notes payable and other loans	304,867	297,071
Accounts payable and accrued expenses	4,470	4,200
Deferred compensation – officers	70	96
Other liabilities	22,028	22,755
Total Liabilities	354,170	328,122

Redeemable Noncontrolling Interests	78,259	81,361

Commitments and Contingencies

Stockholders' Equity:
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,819,765 and 9,664,778 shares issued and outstanding	99	97
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,813,363 and 29,728,744 shares issued and outstanding	298	297
Additional paid in capital	515,738	514,217
Cumulative distributions in excess of net income	(123,315)	(120,123)
Accumulated other comprehensive income	6,314	2,742
Total Stockholders' Equity	589,134	587,230
Total Liabilities and Stockholders' Equity	$1,021,563	$996,713

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017

Revenues
Base rents	$47,494	$42,789	$23,910	$21,677
Recoveries from tenants	16,316	14,226	8,109	7,153
Lease termination income	3,754	283	3,754	259
Mortgage interest and other income	2,436	1,661	1,232	903
Total Revenues	70,000	58,959	37,005	29,992

Expenses
Property operating	12,046	10,646	5,740	5,498
Property taxes	10,304	9,585	5,157	4,737
Depreciation and amortization	13,917	12,764	6,968	6,183
General and administrative	4,702	4,667	2,283	2,212
Provision for tenant credit losses	372	360	162	282
Directors' fees and expenses	188	166	86	83
Total Operating Expenses	41,529	38,188	20,396	18,995

Operating Income	28,471	20,771	16,609	10,997

Non-Operating Income (Expense):
Interest expense	(6,739)	(6,516)	(3,316)	(3,259)
Equity in net income from unconsolidated joint ventures	1,227	1,039	667	525
Interest, dividends and other investment income	142	369	62	196
Income Before Gain on Sale of Properties	23,101	15,663	14,022	8,459
Gain on sale of properties	-	19,460	-	19,460
Net Income	23,101	35,123	14,022	27,919

Noncontrolling interests:
Net income attributable to noncontrolling interests	(2,457)	(469)	(1,362)	(247)
Net income attributable to Urstadt Biddle Properties Inc.	20,644	34,654	12,660	27,672
Preferred stock dividends	(6,125)	(7,141)	(3,062)	(3,571)

Net Income Applicable to Common and Class A Common Stockholders	$14,519	$27,513	$9,598	$24,101

Basic Earnings Per Share:
Per Common Share:	$0.35	$0.66	$0.23	$0.58
Per Class A Common Share:	$0.39	$0.75	$0.26	$0.66

Diluted Earnings Per Share:
Per Common Share:	$0.34	$0.65	$0.23	$0.57
Per Class A Common Share:	$0.39	$0.74	$0.25	$0.64

Dividends Per Share:
Common	$0.48	$0.47	$0.24	$0.235
Class A Common	$0.54	$0.53	$0.27	$0.265

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017

Net Income	$23,101	$35,123	$14,022	$27,919

Other comprehensive income (loss):
Change in unrealized gains on marketable securities	22	-	22	-
Change in unrealized gains (losses) on interest rate swaps	3,550	3,632	1,140	(579)

Total comprehensive income	26,673	38,755	15,184	27,340
Comprehensive income attributable to noncontrolling interests	(2,457)	(469)	(1,362)	(247)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	24,216	38,286	13,822	27,093
Preferred stock dividends	(6,125)	(7,141)	(3,062)	(3,571)
Total comprehensive income applicable to Common and Class A Common Stockholders	$18,091	$31,145	$10,760	$23,522

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended April 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$23,101	$35,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,917	12,764
Straight-line rent adjustment	(280)	(361)
Provision for tenant credit losses	372	360
(Gain) on sale of properties	-	(19,460)
Restricted stock compensation expense and other adjustments	1,784	1,863
Deferred compensation arrangement	(25)	(43)
Equity in net (income) of unconsolidated joint ventures	(1,227)	(1,039)
Distributions of operating income from unconsolidated joint ventures	1,227	1,039
Changes in operating assets and liabilities:
Tenant receivables	(872)	(3,658)
Accounts payable and accrued expenses	846	1,296
Other assets and other liabilities, net	(1,912)	1,009
Restricted Cash	(166)	3
Net Cash Flow Provided by Operating Activities	36,765	28,896

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(4,795)	(21,157)
Investments in and advances to unconsolidated joint ventures	-	(158)
Net proceeds from the sale of investment property	-	44,108
Deposits on acquisition of real estate investment	(1,274)	(1,000)
Return of deposits on acquisition of real estate investments	-	500
Improvements to properties and deferred charges	(4,066)	(4,330)
Distributions to noncontrolling interests	(2,457)	(469)
Purchase of securities available for sale	(4,999)	-
Return of capital from unconsolidated joint ventures	282	288
Net Cash Flow Provided by/(Used in) Investing Activities	(17,309)	17,782

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(20,813)	(20,297)
Dividends paid -- Preferred Stock	(6,125)	(7,141)
Principal repayments on mortgage notes payable	(3,227)	(3,130)
Repayment of revolving credit line borrowings	(4,000)	(23,000)
Proceeds from revolving credit line borrowings	22,735	15,000
Shares withheld for employee taxes	(241)	-
Repurchase of shares of Class A Common Stock	(120)	-
Net proceeds from the issuance of Common and Class A Common Stock	99	103
Net Cash Flow Provided by/(Used in) Financing Activities	(11,692)	(38,465)

Net Increase In Cash and Cash Equivalents	7,764	8,213
Cash and Cash Equivalents at Beginning of Period	8,674	7,271

Cash and Cash Equivalents at End of Period	$16,438	$15,484

Supplemental Cash Flow Disclosures:
Interest Paid	$6,495	$6,470

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock A Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity

Balances - October 31, 2017	3,000,000	$75,000	4,600,000	$115,000	9,664,778	$97	29,728,744	$297	$514,217	$(120,123)	$2,742	$587,230
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	14,519	-	14,519
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-		-	-	22	22
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,550	3,550
Cash dividends paid :
Common stock ($0.24 per share)	-	-	-	-	-	-	-	-	-	(4,713)	-	(4,713)
Class A common stock ($0.27 per share)	-	-	-	-	-	-	-	-	-	(16,100)	-	(16,100)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,287	-	2,965	-	99	-	-	99
Shares issued under restricted stock plan	-	-	-	-	152,700	2	102,800	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(10,886)	-	(240)	-	-	(240)
Forfeiture of restricted stock	-	-	-	-	-	-	(3,600)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,785	-	-	1,785
Repurchase of Class A Common stock	-	-	-	-	-	-	(6,660)	-	(120)	-	-	(120)
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	3,102	-	3,102
Balances - April 30, 2018	3,000,000	$75,000	4,600,000	$115,000	9,819,765	$99	29,813,363	$298	$515,738	$(123,315)	$6,314	$589,134

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2018, the Company owned or had equity interests in 83 properties containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2018. As of April 30, 2018, the fiscal tax years 2014 through and including 2017 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable equity securities are carried at fair value based upon quoted market prices in active markets. The Company has classified its marketable securities as available for sale. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders' equity until realized. The change in the unrealized net holding gains (losses) is reflected as comprehensive income (Loss).

In February and March 2018, the Company purchased approximately $5.0 million of REIT securities with available cash.

The Company individually reviews and evaluates its marketable securities for impairment on a quarterly basis or when events or circumstances occur. The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.  As of April 30, 2018, the Company's investment in REIT securities consists of an investment in one issuer and the aggregate fair value of the Company's investment is above the Company's cost.

The unrealized gain at April 30, 2018 and October 31, 2017 is detailed below (in thousands):

	Fair Market Value	Cost Basis	Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)
April 30, 2018
REIT Securities	$5,020	$4,998	$22	$22	$-

October 31, 2017
REIT Securities	$-	$-	$-	$-	$-

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

As of April 30, 2018, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At April 30, 2018, the Company had approximately $88.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.62% per annum. As of April 30, 2018 and October 31, 2017, the Company had a deferred liability of $— and $574,000, respectively (included in accounts payable and accrued expense on the consolidated balance sheets) and a deferred asset of $6.3 million and $3.3 million, respectively (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains/(losses) on marketable securities classified as available-for-sale and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At April 30, 2018, accumulated other comprehensive income consisted of net unrealized gains on marketable securities classified as available for sale of $22,000 and gains on interest rate swap agreements of $6.3 million.  At October 31, 2017, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $2.7 million. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2018.

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

Property Held for Sale
The Company reports properties that are either disposed of or are classified as held for sale in continuing operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.   The Company did not classify any properties as held for sale as of April 30, 2018.

In March 2017, the Company sold for $56.6 million, its property located in White Plains, NY to Lennar Multifamily Communities, as that property no longer met the Company's investment objectives.  In conjunction with the sale the Company realized a gain on sale of property in the amount of $19.5 million, which is included in continuing operations in the consolidated statement of income for the three and six months ended April 30, 2017.

The operating results of the White Plains property, which is included in continuing operations were as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
Revenues	$-	$-	$-	$-
Property operating expense	-	(322)	-	(65)
Depreciation and amortization	-	-	-	-
Net Income	$-	$(322)	$-	$(65)

Index

Revenue Recognition
Revenues from operating leases include revenues from properties. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At April 30, 2018 and October 31, 2017, $17,651,000 and $17,349,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

In April 2018, the Company entered into a lease termination agreement with a tenant at its Ferry Plaza property located in Newark, NJ.  The agreement provided that the tenant pay the Company $3.7 million in exchange for the tenant to be released from all future obligations under its lease.  The Company received payment in April 2018 and has recorded the payment received as lease termination income in its consolidated statements of income for the three and six months ended April 30, 2018, as the payment met all of the revenue recognition conditions under U.S. GAAP.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At April 30, 2018 and October 31, 2017, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,623,000 and $4,543,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
Numerator
Net income applicable to common stockholders – basic	$2,987	$5,565	$1,975	$4,876
Effect of dilutive securities:
Restricted stock awards	137	280	97	263
Net income applicable to common stockholders – diluted	$3,124	$5,845	$2,072	$5,139

Denominator
Denominator for basic EPS – weighted average common shares	8,558	8,382	8,559	8,383
Effect of dilutive securities:
Restricted stock awards	546	584	591	636
Denominator for diluted EPS – weighted average common equivalent shares	9,104	8,966	9,150	9,019

Numerator
Net income applicable to Class A common stockholders-basic	$11,532	$21,948	$7,623	$19,225
Effect of dilutive securities:
Restricted stock awards	(137)	(280)	(97)	(263)
Net income applicable to Class A common stockholders – diluted	$11,395	$21,668	$7,526	$18,962

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,365	29,312	29,358	29,313
Effect of dilutive securities:
Restricted stock awards	147	161	173	194
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,512	29,473	29,531	29,507

Index

Segment Reporting
The Company's primary business is the ownership, management, and redevelopment of retail properties. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of base rental income and tenant reimbursement income, less rental expenses and real estate taxes. Only one of the Company's properties, located in Stamford, CT ("Ridgeway"), is considered significant as its revenue is in excess of 10% of the Company's consolidated total revenues (for the fiscal 2017 reportable periods) and accordingly is a reportable segment. The Company has aggregated the remainder of its properties as they share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in the same major metropolitan area, and have similar tenant mixes.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950's and redeveloped in the mid 1990's. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut.

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
Ridgeway Revenues	9.7%	11.9%	9.1%	11.8%
All Other Property Revenues	90.3%	88.1%	90.9%	88.2%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	April 30, 2018	October 31, 2017
Ridgeway Assets	7.1%	7.2%
All Other Property Assets	92.9%	92.8%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1.	Ridgeway did not have any significant expenditures for additions to long lived assets in the three and six months ended April 30, 2018 or the year ended October 31, 2017.

	April 30, 2018	October 31, 2017
Ridgeway Percent Leased	96%	96%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Six Months Ended April 30,		Three Months Ended April 30,
	2018	2017	2018	2017
The Stop & Shop Supermarket Company	21%	19%	21%	19%
Bed, Bath & Beyond	14%	14%	14%	14%
Marshall's Inc.	10%	11%	11%	11%
All Other Tenants at Ridgeway (Note 2)	55%	56%	54%	56%
Total	100%	100%	100%	100%

Note 2.
No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Six Months Ended April 30, 2018			Three Months Ended April 30, 2018
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$6,820	$63,180	$70,000	$3,367	$33,638	$37,005
Operating Expenses	$1,916	$20,434	$22,350	$940	$9,957	$10,897
Interest Expense	$1,011	$5,728	$6,739	$434	$2,882	$3,316
Depreciation and Amortization	$1,336	$12,581	$13,917	$655	$6,313	$6,968
Income from Continuing Operations	$2,557	$20,544	$23,101	$1,338	$12,684	$14,022

Income Statements (In Thousands):	Six Months Ended April 30, 2017			Three Months Ended April 30, 2017
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$7,003	$51,956	$58,959	$3,537	$26,455	$29,992
Operating Expenses	$2,090	$18,141	$20,231	$1,005	$9,230	$10,235
Interest Expense	$1,220	$5,296	$6,516	$608	$2,651	$3,259
Depreciation and Amortization	$1,745	$11,019	$12,764	$634	$5,549	$6,183
Income from Continuing Operations	$1,948	$13,715	$15,663	$1,291	$7,168	$8,459

Index

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning November 1, 2018. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements and has not determined the effects of this update on the Company's financial position, results of operations or cash flows and disclosures at this time. The Company anticipates that the most significant change for the Company, once ASU 2016-01 is adopted, will be the accounting for the Company's investments in marketable securities classified as available for sale, which are currently carried at fair value with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders' equity until realized and the change in net unrealized gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, these marketable securities will continue to be measured at fair value.  However, the changes in net unrealized holding gains and losses will be recognized through net income.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of April 30, 2018.

Index

(2) REAL ESTATE INVESTMENTS

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

In March 2018, the Company, through a wholly-owned subsidiary, purchased for $13.1 million, a 27,000 square foot shopping center located in Yonkers, NY ("Tanglewood").  The Company funded the purchase with available cash, borrowings on its unsecured revolving credit facility and the issuance of $11.0 million in unsecured promissory notes to the seller (see note 3).

The Company accounted for the purchase of 470 Main and Tanglewood as asset acquisitions and allocated the total consideration transferred for the acquisitions, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company's purchase price allocation for the properties acquired during the six months ended April 30, 2018 (in thousands).

	470 Main	Tanglewood
Assets:
Land	$293	$7,525
Building and improvements	$2,786	$5,920
In-place leases	$68	$147
Above market leases	$25	$81

Liabilities:
In-place leases	$-	$-
Below Market Leases	$43	$396

The value of above and below market leases are amortized as a reduction/increase to base rental revenue over the term of the respective leases.  The value of in-place leases described above are amortized as an expense over the terms of the respective leases.

For the six month periods ended April 30, 2018 and 2017, the net amortization of above-market and below-market leases was approximately $265,000 and $95,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

(3) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $100 million unsecured revolving credit facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company's option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at April 30, 2018.

During the six months ended April 30, 2018, the Company borrowed $23 million on the Facility to fund capital improvements to our properties, property acquisitions and general corporate purposes. During the six months ended April 30, 2018, the Company repaid $4 million on the Facility with available cash.

In March 2018, the Company through a wholly-owned subsidiary, purchased a shopping center in Yonkers, NY for $13.1 million (see note 2).  A portion of the purchase price was funded by issuing $11 million of unsecured promissory notes payable to the seller of the property, which is included on Mortgage notes payable and other loans on the Company's consolidated balance sheet at April 30, 2018.  The notes contained three tranches, each tranche requires payments of interest only.  The terms of the notes are detailed below:

	Principal Amount (in thousands)	Interest Rate		Interest Payment Terms	Maturity Date

Long Term A	$1,650	4.91%	(a)	Quarterly	March 29, 2030
Long Term B	1,513	5.05%	(b)	Quarterly	March 29, 2030
Short Term Notes	7,837	1.96%	(b)	Balloon	May 3, 2018
	$11,000

(a)	Interest rate is variable and based on the level of the Company's dividend declared on the Company's Class A Common stock, divided by $22 per Class A Share.

(b)	Interest rate is fixed.

On May 3, 2018, the Company redeemed all of the short term notes in the amount of $7.8 million plus interest.  The repayment was funded with a borrowing on the Company's Facility and available cash.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.5% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of April 30, 2018 the Company's ownership percentage has increased to 43.5% from approximately 2.92% at inception.

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

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, "Consolidation." Because the limited partners or noncontrolling members in Ironbound, Orangeburg, McLean, UB High Ridge and Dumont have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the six months ended April 30, 2018 and 2017, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(3.1) million and $(2.3) million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the six months ended April 30, 2018 and the fiscal year ended October 31, 2017 (amounts in thousands):

	April 30, 2018	October 31, 2017
Beginning Balance	$81,361	$18,253
Change in Redemption Value	(3,102)	(666)
Initial UB High Ridge Noncontrolling Interest	-	55,217
Initial Dumont Noncontrolling Interest	-	8,557

Ending Balance	$78,259	$81,361

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2018 and October 31, 2017 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	April 30, 2018	October 31, 2017
Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$18,079	$18,032
Gateway Plaza (50%)	6,752	6,873
Putnam Plaza Shopping Center (66.67%)	6,087	5,968
Midway Shopping Center, L.P. (11.642%)	4,589	4,639
Applebee's at Riverhead (50%)	1,853	1,814
81 Pondfield Road Company (20%)	723	723
Total	$38,083	$38,049

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

Gateway is subject to a $12.6 million non-recourse first mortgage payable.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $28.0 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza") located in Carmel, New York, which is anchored by a Tops grocery store.

Putnam Plaza is subject to a first mortgage payable in the amount of $18.8 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2024.

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

During the six months ended April 30, 2018, the Company awarded 152,700 shares of Common Stock and 102,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2018 was approximately $5.0 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of April 30, 2018, and changes during the six months ended April 30, 2018 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2017	1,274,150	$17.02	412,275	$20.60
Granted	152,700	$17.70	102,800	$22.10
Vested	(170,950)	$15.78	(57,200)	$18.07
Forfeited	-	$-	(3,600)	$22.00
Non-vested at April 30, 2018	1,255,900	$17.22	454,275	$21.13

As of April 30, 2018, there was $16.3 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.9 years.  For the six month periods ended April 30, 2018 and 2017 amounts charged to compensation expense totaled $2,093,000 and $1,999,000, respectively.  For the three month periods ended April 30, 2018 and 2017 amounts charged to compensation expense totaled $1,118,000 and $1,054,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program ("Current Repurchase Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred Stock in open market transactions.

For the six months ended April 30, 2018, the Company repurchased an additional 6,660 shares of Class A Common stock at the average price per Class A Common share of $17.94 under the Current Repurchase Program.  The Company has repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock.  For the six months ended April 30, 2017, the Company did not repurchase any shares under the Current Repurchase Program.

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

The 6.25% Series H Senior Cumulative Preferred Stock ("Series H Preferred Stock") is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option on or after September 18, 2022. The holders of our Series H Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series H Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series H Preferred Stock, together with all of the Company's other series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series H Preferred Stock will have the right to convert all or part of the shares of Series H Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series H Preferred Stock are reflected as a reduction of additional paid in capital.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs"). The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2017 and April 30, 2018, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2018
Assets:
Interest Rate Swap Agreement	$6,292	$-	$$6,292	$-
Available for Sale Securities	$22	$22	$-	$-

Liabilities:
Interest Rate Swap Agreement	$-	$-	$-	$-
Redeemable noncontrolling interests	$78,259	$21,323	$53,788	$3,148

October 31, 2017
Assets:
Interest Rate Swap Agreement	$3,316	$-	$3,316	$-

Liabilities:
Interest Rate Swap Agreement	$574	$-	$574	$-
Redeemable noncontrolling interests	$81,361	$23,709	$53,788	$3,864

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $3,846 at October 31, 2016 to $3,864 at October 31, 2017 as a result of a $18 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $3,864 at October 31, 2017 to $3,148 at April 30, 2018 as a result of a $716 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $294 million at April 30, 2018 and $296 million at October 31, 2017, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2017, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2018, the Company had commitments of approximately $5.3 million for capital improvements to its properties and tenant-related obligations.

(9) SUBSEQUENT EVENTS

On June 4, 2018, the Board of Directors of the Company declared cash dividends of $0.27 for each share of Common Stock and $0.24 for each share of Class A Common Stock.  The dividends are payable on July 20, 2018 to stockholders of record on July 6, 2018.

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

Forward Looking Statements:

This Quarterly Report on Form 10-Q of Urstadt Biddle Properties Inc. (the "Company"), including this Item 2, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	economic and other market conditions, including local real estate and market conditions, that could impact us, our properties or the financial stability of our tenants;

·•	financing risks, such as the inability to obtain debt or equity financing on favorable terms, as well as the level and volatility of interest rates;

•	any difficulties in renewing leases, filling vacancies or negotiating improved lease terms;

•	the inability of the Company's properties to generate revenue increases to offset expense increases;

•	environmental risk and regulatory requirements;

•	risks of real estate acquisitions and dispositions (including the failure of transactions to close);

•	risks of operating properties through joint ventures that we do not fully control;

•	risks related to our status as a real estate investment trust, including the application of complex federal income tax regulations that are subject to change;

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

At April 30, 2018, we owned or had equity interests in 83 properties, which include equity interests we own in five consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 92.5% was leased (92.7% at October 31, 2017).  Of the properties owned by unconsolidated joint ventures, approximately 97.7% was leased, unchanged from October 31, 2017.

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

We have a conservative capital structure and we have one $9.8 million mortgage maturing in July 2018, which is in the process of being refinanced with the existing lender.  Thereafter, we do not have any additional secured debt maturing until May 2019.

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

Highlights of Fiscal 2018; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In March 2018, the Company purchased, for $13.1 million, a 27,000 square foot shopping center located in Yonkers, NY.  The Company funded the acquisition with available cash, the issuance of unsecured notes payable to the seller (See Note 3 to the financial statements included in Item 1 of this Report on Form 10-Q), and borrowings on its unsecured revolving credit facility.

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

As a REIT, we are susceptible to changes in interest rates, the lending environment, the availability of capital markets and the general economy.  For example, we believe that we are entering an increased interest rate environment, which could negatively impact the attractiveness of REIT stock to investors and our borrowing activities.  It is also possible, however, that higher interest rates could signal a stronger economy, resulting in greater spending by consumers.  The impact of such changes are difficult to predict.

In December 2017, the U.S. Congress passed sweeping tax reform legislation that made significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules for U.S. domestic corporations.  As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs.  Stockholders, however, are generally required to pay taxes on REIT dividends.  Tax reform legislation would affect the way in which dividends paid on our stock are taxed by the holder of that stock and could impact our stock price or how stockholders and potential investors view an investment in REITs.   In addition, while certain elements of tax reform legislation would not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate.

Index

Leasing

Rollovers

For the six months ended April 30, 2018, we signed leases for a total of 314,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 111,000 square feet at an average rental decrease of 19.25% on a cash basis.  Renewals for 204,000 square feet of space previously occupied were signed at an average rental increase of 12.7% on a cash basis.  The rental decrease for new lease space in the first six months of fiscal 2018 was predominantly related to a 63,000 square foot supermarket in our Newark, NJ property, which was leased at a rental rate 30% below the prior occupied lease rate (see significant events with impacts on leasing section below).

Tenant improvements and leasing commissions averaged $27.74 per square foot for new leases and $3.99 per square foot for renewals for the six months ended April 30, 2018. The average term for new leases was 6 years and the average term for renewal leases was 4 years.

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

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete, with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by the Company to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet was rejected by A&P in bankruptcy, and we are in the process of marketing that space for re-lease.  In July 2017, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant, as that operator failed to perform under their lease and was evicted.  We have signed a lease with a new grocery operator for this location, and we are hopeful that we can deliver the space to the lessee in early fiscal 2019.  The lease requires us to obtain municipal approvals for a small 2,000 square foot expansion of the shopping center to accommodate the new tenant.  Until we receive this municipal approval and can deliver the space to the tenant, we will not include this in our new leasing metrics which are discussed at the beginning of this section.  In February 2018, Tops Markets, LLC filed a voluntary petition under chapter 11 of title 11 of the Bankruptcy Code.  Tops Markets is a tenant at a property owned by an unconsolidated joint venture in which we have a 66.67% ownership interest.  The space is 61,000 square feet and the lease runs through 2026.  As of the date of this report, Tops Markets is still performing under its lease.

In addition, in April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a $3.7 million lease termination payment, which we received and recorded as revenue in the six and three months ended April 30, 2018.  Also in April 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvement allowance.

Impact of Inflation on Leasing

Our long-term leases contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants' gross sales, which could increase as prices rise. In addition, many of our non-anchor leases are for terms of less than ten years, which permits us to seek increases in rents upon renewal at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of our leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

Index

Liquidity and Capital Resources

Overview

At April 30, 2018, we had cash and cash equivalents of $16.4 million, compared to $8.7 million at October 31, 2017.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  For the six months ended April 30, 2018 and 2017, net cash flows from operating activities amounted to $36.8 million and $28.9 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, dividends paid to our preferred stockholders and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the six months ended April 30, 2018 and 2017 totaled $20.8 million and $20.3 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the six months ended April 30, 2018, we paid approximately $4.1 million for property improvements, tenant improvements and leasing commission costs (approximately $2.7 million representing property improvements and approximately $1.4 related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $5.3 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during fiscal 2018.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $304.9 million consists of $1.7 million in variable rate debt with an interest rate of 4.91% as of April 30, 2018 and $ 303.2 million in fixed-rate mortgage loan and unsecured note indebtedness with a weighted average interest rate of 4.2% at April 30, 2018.  The mortgages are secured by 26 properties with a net book value of $562 million and have fixed rates of interest ranging from 3.5% to 6.6%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

At April 30, 2018, we had $22.7 million in additional variable-rate debt consisting of draws on our Facility (see below) that was not fixed through an interest rate swap or otherwise. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 33% and a fixed charge coverage ratio of over 3.72 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 50 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At April 30, 2018, we had borrowing capacity of $77 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 3 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, BMO and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of April 30, 2018, $77 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at April 30, 2018.

During the six months ended April 30, 2018, we borrowed $22.7 million on our Facility to fund capital improvements to our properties, property acquisitions and general corporate purposes. For the six months ended April 30, 2018 we repaid $4 million of borrowings on our Facility, with available cash.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $36.8 million for the six months ended April 30, 2018 compared to $28.9 million in the comparable period of fiscal 2017. The increase in operating cash flows when compared with the corresponding prior period was due primarily to our properties generating additional operating income in the six months ended April 30, 2018 when compared with the corresponding prior period predominantly from properties acquired after the first quarter of fiscal 2017 and properties acquired in the first six months of fiscal 2018 and lease termination income of $3.8 million in the first half of fiscal 2018 versus $283,000 in the first half of fiscal 2017.

Investing Activities

Net cash flows used in investing activities amounted to $17.3 million for the six months ended April 30, 2018 compared to net cash flows provided by investing activities of $17.8 million in the comparable period of fiscal 2017. The increase in net cash flows used in investing activities in fiscal 2018 when compared to the corresponding prior period was the result of the Company selling one property in the first half of fiscal 2017, which generated proceeds of $44.1 million, the Company did not sell any properties in the first half of fiscal 2018.  This net increase in cash used by investing activities was offset by the Company expending $16.3 million less on property acquisitions in the first half of fiscal 2018 when compared with the corresponding prior period.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $11.7 million in the first six months of fiscal 2018 compared with $38.5 million in the comparable period of fiscal 2017. The net decrease in cash flows used in financing activities in the first six months of fiscal 2018 versus the same period of fiscal 2017 was predominantly the result of the Company having $18.7 million positive net borrowing/repayment activity on its unsecured revolving credit agreement in the first half of fiscal 2018 versus a $8 million negative net borrowing/repayment activity on its unsecured revolving credit agreement in the first half of fiscal 2017.  In addition, we increased the annualized dividend on the outstanding Common and Class A Common stock by $0.02 per share in December 2017.  This increase was partially offset by the Company incurring $1 million less in preferred stock dividends in the first six months of fiscal 2018 when compared with the corresponding prior period.  In October 2017, the Company redeemed its Series F preferred stock and replaced it with a new Series H preferred stock, which had a lower coupon rate and smaller principal amount than the redeemed Series F preferred stock.

Index

Results of Operations

The following information summarizes our results of operations for the six months and three months ended April 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended April 30,				Change Attributable to:
Revenues	2018	2017	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$47,494	$42,789	$4,705	11.0%	$3,669	$1,036
Recoveries from tenants	16,316	14,226	2,090	14.7%	1,025	1,065
Lease termination income	3,754	283	3,471	1,226.5%	-	3,471
Mortgage interest and other income	2,436	1,661	775	46.7%	(77)	852

Operating Expenses
Property operating expenses	12,046	10,646	1,400	13.2%	635	765
Property taxes	10,304	9,585	719	7.5%	484	235
Depreciation and amortization	13,917	12,764	1,153	9.0%	1,293	(140)
General and administrative expenses	4,702	4,667	35	0.7%	n/a	n/a

Other Income/Expenses
Interest expense	6,739	6,516	223	3.4%	459	(236)
Interest, dividends and other investment income	142	369	(227)	-61.5%	n/a	n/a

	Three Months Ended April 30,				Change Attributable to:
Revenues	2018	2017	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$23,910	$21,677	$2,233	10.3%	$1,637	$596
Recoveries from tenants	8,109	7,153	956	13.4%	420	536
Lease termination income	3,754	259	3,495	1,349.4%	-	3,495
Mortgage interest and other income	1,232	903	329	36.4%	(66)	395

Operating Expenses
Property operating expenses	5,740	5,498	242	4.4%	360	(118)
Property taxes	5,157	4,737	420	8.9%	325	95
Depreciation and amortization	6,968	6,183	785	12.7%	558	227
General and administrative expenses	2,283	2,212	71	3.2%	n/a	n/a

Other Income/Expenses
Interest expense	3,316	3,259	57	1.7%	212	(155)
Interest, dividends and other investment income	62	196	(134)	-68.4%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2018 and 2017.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues

Base rents increased by 11.0% to $47.5 million for the six month period ended April 30, 2018 as compared with $42.8 million in the comparable period of 2017. Base rents increased by 10.3% to $23.9 million for the three month period ended April 30, 2018 as compared with $21.7 million in the comparable period of 2017. The change in base rent and the changes in other income statement line items analyzed in the tables above were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2017, the Company purchased four properties totaling 114,700 square feet of GLA, invested in two joint ventures that own four properties totaling 173,600 square feet, whose operations we consolidate, and sold two properties totaling 203,800 square feet.  In the first six months of fiscal 2018, the Company purchased two properties totaling 51,100 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the six months ended April 30, 2018 when compared with fiscal 2017.

Properties Held in Both Periods:

Revenues

Base Rent
The increase in base rents for both the six month and three month periods ended April 30, 2018 when compared to the corresponding prior periods, was predominantly caused by new leasing activity at several properties held in both periods that created a positive variance in base rent.  This increase was partially offset by a reduction in base rent relating to our 36,000 square foot grocery space at our Valley Ridge property which was occupied in the first half of fiscal 2017 but not in the first half of fiscal 2018 (see "Significant Events with Impact on Leasing" earlier in this Item 2).

In fiscal 2018, the Company leased or renewed approximately 314,400 square feet (or approximately 7.2% of total consolidated property leasable area).  At April 30, 2018, the Company's consolidated properties were 92.5% leased (92.7% leased at October 31, 2017).

Tenant Recoveries
In the six month and three month periods ended April 30, 2018, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) increased by $1.1 million and $536,000, respectively, when compared with the corresponding prior periods. These increases were the result of an increase in both property operating expenses and property tax expense in the consolidated portfolio for properties owned in both the three months and six months of fiscal 2018 when compared with the corresponding prior periods.  The increases in property operating expenses were related to an increase in snow removal costs at our properties and the increase in property tax expenses were related to an increase in property tax assessments.

Lease Termination Income
In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a one-time $3.7 million lease termination payment, which we received and recorded as revenue in the six and three months ended April 30, 2018.  Also in March 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvement allowance.

Expenses

Operating Expenses
In the six month period ended April 30, 2018, property operating expenses increased by $765,000 when compared with the corresponding prior period, predominantly as a result of an increase in snow removal costs at our properties.  Property operating expenses for the three month period ended April 30, 2018 was relatively unchanged when compared with the corresponding prior period.

Real Estate Tax
In the six month and three month periods ended April 30, 2018, property taxes increased by $235,000 and $95,000, respectively, when compared with the corresponding prior periods, as a result of an increase in property tax assessments for properties owned in both periods.

Interest
In the six month and three month periods ended April 30, 2018, interest expense decreased by $236,000 and $155,000, respectively, when compared with the corresponding prior periods as a result of the refinancing of our largest mortgage secured by our Ridgeway property after the second quarter of fiscal 2017 and the reduction of mortgage principal from normal amortization.  The Ridgeway mortgage interest rate was reduced from 5.52% to 3.398% on a principal balance of approximately $44 million.  This decrease was partially offset by an increase in the mortgage principal on the Ridgeway mortgage from $44 million to $50 million as a result of the refinancing.

Depreciation and Amortization
In the six month period ended April 30, 2018, depreciation and amortization expense decreased by $140,000 when compared with the corresponding prior period as a result of additional depreciation for the write-off of tenant improvements in the first half of fiscal 2017 at two properties where tenants had vacated their spaces prior to the original term of their leases.  In the three month period ended April 30, 2018, depreciation and amortization expense increased by $227,000 when compared with the corresponding prior period as a result of increased depreciation for facade improvements at two properties in the second quarter of fiscal 2018 which improvement were not in place in the second quarter of fiscal 2017.

General and Administrative Expenses
General and administrative expense was relatively unchanged in the six month and three month periods ended April 30, 2018 when compared to the corresponding prior periods, predominantly as a result of a small reduction in state and local taxes paid in the periods when compared to the prior year offset by normal salary increases for employees of the Company.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the six and three month periods ended April 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,

	2018	2017	2018	2017
Net Income Applicable to Common and Class A Common Stockholders	$14,519	$27,513	$9,598	$24,101

Real property depreciation	10,996	9,867	5,538	4,903
Amortization of tenant improvements and allowances	2,079	2,244	1,037	918
Amortization of deferred leasing costs	798	605	372	338
Depreciation and amortization on unconsolidated joint ventures	808	800	405	404
(Gain)/Loss on sale of asset	-	(19,460)	-	(19,460)
Funds from Operations Applicable to Common and Class A Common Stockholders	$29,200	$21,569	$16,950	$11,204

FFO amounted to $29.2 million in the first six months of fiscal 2018 compared to $21.6 million in the comparable period of fiscal 2017.  The net increase in FFO is attributable, among other things, to: (i) the additional net income generated from properties acquired in fiscal 2017 and the first six months of fiscal 2018; (ii) a decrease in preferred stock dividends of $1 million as a result of the Company redeeming its Series F preferred stock in October 2017 and replacing it with its Series H preferred stock, which has a lower dividend rate and a smaller issuance amount by $14.4 million; and (iii) $3.7 million in lease termination income in the second quarter of fiscal 2018 for a tenant that terminated its lease with the Company early.  This increase was partially offset by (iv) a $227,000 decrease in interest income generated as a result of the one mortgage receivable the Company had outstanding for the first half of fiscal 2017, which was repaid in October 2017.

FFO amounted to $17.0 million in the first three months of fiscal 2018 compared to $11.2 million in the comparable period of fiscal 2017.  The net increase in FFO is attributable, among other things, to: (i) the additional net income generated from properties acquired in fiscal 2017 and the first three months of fiscal 2018; (ii) a decrease in preferred stock dividends of $509,000 as a result of the Company redeeming its Series F preferred stock in October 2017 and replacing it with its Series H preferred stock, which has a lower dividend rate and a smaller issuance amount by $14.4 million; and (iii) $3.7 million in lease termination income in the second quarter of fiscal 2018 for a tenant which wanted to terminate its lease with the Company early.  This increase was partially offset by a $132,000 decrease in interest income generated as a result of the one mortgage receivable the Company had outstanding for the first half of fiscal 2017, which was repaid in October 2017.

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

		Principal Balance
Joint Venture Description	Location	Original Balance	At April 30, 2018	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$27,971	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$21,000	$18,827	4.17%	Oct-2024
Gateway Plaza	Riverhead, NY	$14,000	$12,563	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$1,300	$1,025	5.98%	Aug-2026
Applebee's Plaza	Riverhead, NY	$1,000	$896	3.38%	Aug-2026

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

Index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of April 30, 2018, we had total mortgage debt of $293.9 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of April 30, 2018, we had seven open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Orangeburg, NY, Stamford, CT and Greenwich CT.  The Rye swaps expire in October 2019, the Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Stamford swap expires in July 2027, and the Greenwich swaps expire in October 2026, all concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  The Company has concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on the earnings of the Company.
At April 30, 2018, we had $22.7 million outstanding on our Facility, which bears interest at Libor plus 1.35%.  In addition, we purchased a property in March of fiscal 2018 and financed a portion of the purchase price with unsecured notes accepted by the seller of the property.  The unsecured notes require the payment of interest only.  $9.4 million of the notes bear interest at a fixed rate ranging from 1.96% to 5.05% and $1.7 million of the notes bear interest at a variable rate of interest based on the level of our Class A Common stock dividend, currently 4.91% as of April 30, 2018.  The Company repaid $7.8 million of unsecured notes on May 3, 2018.  If interest rates were to raise 1% our interest expense as a result of the variable rate borrowing on the Facility and the unsecured notes would increase by $243,500 per annum.

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

Changes in Internal Controls
During the quarter ended April 30, 2018, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any litigation that in management's opinion would result in a material adverse effect on the Company's ownership, management or operation of its properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, the Board of Directors of the Company approved a share repurchase program ("Current Repurchase Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred stock in open market transactions.  For the three month period ended April 30, 2018, the Company repurchased 6,660 shares of Class A Common stock under the Current Repurchase Program.  The Company has repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock.

From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

The following table sets forth Class A Common shares repurchased by the Company during the three months ended April 30, 2018:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May be Purchased Under the Plan or Program
February 1, 2018 – February 28, 2018	6,660	$17.94	924,591	1,075,409
March 1, 2018 – March 31, 2018	-	-	924,591	1,075,409
April 1, 2018 – April 30, 2018	-	-	924,591	1,075,409

Index
EXHIBIT INDEX

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 8, 2018	and Principal Accounting Officer