Form 10-Q
period 2018-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2018-09-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of September 4, 2018 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,820,861 Common Shares, par value $.01 per share, and 29,813,577 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2018	October 31, 2017
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,116,445	$1,090,402
Less: Accumulated depreciation	(212,490)	(195,020)
	903,955	895,382
Investments in and advances to unconsolidated joint ventures	37,642	38,049
	941,597	933,431

Cash and cash equivalents	10,744	8,674
Restricted cash	2,301	2,306
Marketable securities	5,775	-
Tenant receivables	23,079	21,554
Prepaid expenses and other assets	22,298	18,881
Deferred charges, net of accumulated amortization	10,681	11,867
Total Assets	$1,016,475	$996,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit line	$25,595	$4,000
Mortgage notes payable and other loans	295,351	297,071
Accounts payable and accrued expenses	8,822	4,200
Deferred compensation – officers	74	96
Other liabilities	21,192	22,755
Total Liabilities	351,034	328,122

Redeemable Noncontrolling Interests	81,882	81,361

Commitments and Contingencies

Stockholders' Equity:
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,820,861 and 9,664,778 shares issued and outstanding	99	97
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,814,427 and 29,728,744 shares issued and outstanding	298	297
Additional paid in capital	516,943	514,217
Cumulative distributions in excess of net income	(130,975)	(120,123)
Accumulated other comprehensive income	7,194	2,742
Total Stockholders' Equity	583,559	587,230
Total Liabilities and Stockholders' Equity	$1,016,475	$996,713

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017

Revenues
Base rents	$72,162	$64,863	$24,668	$22,074
Recoveries from tenants	23,390	20,979	7,074	6,753
Lease termination income	3,790	2,431	36	2,148
Mortgage interest and other income	3,467	2,558	1,031	899
Total Revenues	102,809	90,831	32,809	31,874

Expenses
Property operating	16,850	14,635	4,804	3,989
Property taxes	15,604	14,474	5,300	4,891
Depreciation and amortization	21,287	19,442	7,370	6,678
General and administrative	7,024	6,893	2,322	2,226
Provision for tenant credit losses	674	429	302	69
Directors' fees and expenses	267	240	79	74
Total Operating Expenses	61,706	56,113	20,177	17,927

Operating Income	41,103	34,718	12,632	13,947

Non-Operating Income (Expense):
Interest expense	(10,178)	(9,800)	(3,439)	(3,284)
Equity in net income from unconsolidated joint ventures	1,710	1,478	483	439
Interest, dividends and other investment income	246	568	104	199
Income Before Gain (loss) on Sale of Properties	32,881	26,964	9,780	11,301
Gain (loss) on sale of properties	-	18,772	-	(688)
Net Income	32,881	45,736	9,780	10,613

Noncontrolling interests:
Net income attributable to noncontrolling interests	(3,595)	(1,451)	(1,138)	(982)
Net income attributable to Urstadt Biddle Properties Inc.	29,286	44,285	8,642	9,631
Preferred stock dividends	(9,188)	(10,711)	(3,063)	(3,570)

Net Income Applicable to Common and Class A Common Stockholders	$20,098	$33,574	$5,579	$6,061

Basic Earnings Per Share:
Per Common Share:	$0.48	$0.81	$0.13	$0.15
Per Class A Common Share:	$0.54	$0.91	$0.15	$0.16

Diluted Earnings Per Share:
Per Common Share:	$0.47	$0.79	$0.13	$0.14
Per Class A Common Share:	$0.53	$0.90	$0.15	$0.16

Dividends Per Share:
Common	$0.72	$0.705	$0.24	$0.235
Class A Common	$0.81	$0.795	$0.27	$0.265

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017

Net Income	$32,881	$45,736	$9,780	$10,613

Other comprehensive income (loss):
Change in unrealized gains on marketable securities	777	-	754	-
Change in unrealized gains (losses) on interest rate swaps	3,675	3,481	125	(149)

Total comprehensive income	37,333	49,217	10,659	10,464
Comprehensive income attributable to noncontrolling interests	(3,595)	(1,451)	(1,138)	(982)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	33,738	47,766	9,521	9,482
Preferred stock dividends	(9,188)	(10,711)	(3,063)	(3,570)
Total comprehensive income applicable to Common and Class A Common Stockholders	$24,550	$37,055	$6,458	$5,912

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$32,881	$45,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,287	19,442
Straight-line rent adjustment	(830)	(118)
Provision for tenant credit losses	674	429
(Gain) on sale of properties	-	(18,772)
Restricted stock compensation expense and other adjustments	2,939	2,929
Deferred compensation arrangement	(21)	(37)
Equity in net (income) of unconsolidated joint ventures	(1,710)	(1,478)
Distributions of operating income from unconsolidated joint ventures	1,710	1,478
Changes in operating assets and liabilities:
Tenant receivables	(1,369)	(4,514)
Accounts payable and accrued expenses	5,198	3,452
Other assets and other liabilities, net	(5,177)	(199)
Restricted Cash	5	(38)
Net Cash Flow Provided by Operating Activities	55,587	48,310

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(7,165)	(26,478)
Investments in and advances to unconsolidated joint ventures	-	(158)
Net proceeds from the sale of investment property	-	45,292
Deposits on acquisition of real estate investment	-	(1,150)
Return of deposits on acquisition of real estate investments	-	500
Improvements to properties and deferred charges	(6,374)	(6,239)
Distributions to noncontrolling interests	(3,595)	(1,451)
Purchase of securities available for sale	(4,999)	-
Return of capital from unconsolidated joint ventures	324	328
Net Cash Flow Provided by/(Used in) Investing Activities	(21,809)	10,644

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(31,220)	(30,447)
Dividends paid -- Preferred Stock	(9,188)	(10,711)
Principal repayments on mortgage notes payable	(12,682)	(48,681)
Proceeds from mortgage financings	-	50,000
Repayment of revolving credit line borrowings	(9,000)	(56,000)
Proceeds from revolving credit line borrowings	30,595	48,000
Shares withheld for employee taxes	(241)	-
Repurchase of shares of Class A Common Stock	(120)	-
Net proceeds from the issuance of Common and Class A Common Stock	148	154
Net Cash Flow (Used in) Financing Activities	(31,708)	(47,685)

Net Increase In Cash and Cash Equivalents	2,070	11,269
Cash and Cash Equivalents at Beginning of Period	8,674	7,271

Cash and Cash Equivalents at End of Period	$10,744	$18,540

Supplemental Cash Flow Disclosures:
Interest Paid	$9,893	$9,677

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(In thousands, except share and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock A Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balances - October 31, 2017	3,000,000	$75,000	4,600,000	$115,000	9,664,778	$97	29,728,744	$297	$514,217	$(120,123)	$2,742	$587,230
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	20,098	-	20,098
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	777	777
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,675	3,675
Cash dividends paid :
Common stock ($0.72 per share)	-	-	-	-	-	-	-	-	-	(7,069)	-	(7,069)
Class A common stock ($0.81 per share)	-	-	-	-	-	-	-	-	-	(24,151)	-	(24,151)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,383	-	4,279	-	148	-	-	148
Shares issued under restricted stock plan	-	-	-	-	152,700	2	102,800	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(10,886)	-	(240)	-	-	(240)
Forfeiture of restricted stock	-	-	-	-	-	-	(3,850)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,941	-	-	2,941
Repurchase of Class A Common stock	-	-	-	-	-	-	(6,660)	-	(120)	-	-	(120)
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	270	-	270
Balances - July 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,820,861	$99	29,814,427	$298	$516,943	$(130,975)	$7,194	$583,559

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. ("Company"), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2018, the Company owned or had equity interests in 84 properties containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and nine months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending October 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code ("Code"). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2018 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, "Income Taxes" that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2018. As of July 31, 2018, the fiscal tax years 2015 through and including 2017 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

The Company individually reviews and evaluates its marketable securities for impairment on a quarterly basis or when events or circumstances occur. The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.  As of July 31, 2018, the Company's investment in REIT securities consists of an investment in one issuer and the aggregate fair value of the Company's investment is above the Company's cost.

The unrealized gain at July 31, 2018 and October 31, 2017 is detailed below (in thousands):

	Fair Market Value	Cost Basis	Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)
July 31, 2018
REIT Securities	$5,775	$4,998	$777	$777	$-

October 31, 2017
REIT Securities	$-	$-	$-	$-	$-

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

As of July 31, 2018, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At July 31, 2018, the Company had approximately $88.3 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.62% per annum. As of July 31, 2018 and October 31, 2017, the Company had a deferred liability of $- and $574,000, respectively (included in accounts payable and accrued expense on the consolidated balance sheets) and a deferred asset of $6.4 million and $3.3 million, respectively (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company's interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders' equity, such as unrealized gains/(losses) on marketable securities classified as available-for-sale and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At July 31, 2018, accumulated other comprehensive income consisted of net unrealized gains on marketable securities classified as available for sale of $777,000 and gains on interest rate swap agreements of $6.4 million.  At October 31, 2017, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $2.7 million. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2018.

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

Generally, the Company expects that acquisitions of real estate or in-substance real estate will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.

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

Property Held for Sale
The Company reports properties that are either disposed of or are classified as held for sale in continuing operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.   The Company did not classify any properties as held for sale as of July 31, 2018.

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

In July 2017, the Company sold for $1.2 million its property located in Fairfield, CT, which it purchased in the second quarter of fiscal 2017.  In conjunction with the sale, the Company realized a loss on sale of property in the amount of $691,000, which is included in continuing operations in the consolidated statement of income for the three and nine months ended July 31, 2017.

The operating results of the White Plains and Fairfield properties, which are included in continuing operations were as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
Revenues	$-	$2,240	$-	$2,203
Property operating expense	-	(330)	-	(1)
Depreciation and amortization	-	(90)	-	(87)
Net Income	$-	$1,820	$-	$2,115

Index
Revenue Recognition
Revenues from operating leases are generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At July 31, 2018 and October 31, 2017, $18,258,000 and $17,349,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

In April 2018, the Company entered into a lease termination agreement with a tenant at its Ferry Plaza property located in Newark, NJ.  The agreement provided that the tenant pay the Company $3.7 million in exchange for the tenant to be released from all future obligations under its lease.  The Company received payment in April 2018 and has recorded the payment received as lease termination income in its consolidated statements of income for the nine months ended July 31, 2018, as the payment met all of the revenue recognition conditions under U.S. GAAP.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2018 and October 31, 2017, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,860,000 and $4,543,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
Numerator
Net income applicable to common stockholders – basic	$4,136	$6,792	$1,148	$1,226
Effect of dilutive securities:
Restricted stock awards	202	359	63	71
Net income applicable to common stockholders – diluted	$4,338	$7,151	$1,211	$1,297

Denominator
Denominator for basic EPS – weighted average common shares	8,558	8,383	8,560	8,384
Effect of dilutive securities:
Restricted stock awards	589	615	673	677
Denominator for diluted EPS – weighted average common equivalent shares	9,147	8,998	9,233	9,061

Numerator
Net income applicable to Class A common stockholders-basic	$15,962	$26,782	$4,431	$4,835
Effect of dilutive securities:
Restricted stock awards	(202)	(359)	(63)	(71)
Net income applicable to Class A common stockholders – diluted	$15,760	$26,423	$4,368	$4,764

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,363	29,313	29,358	29,313
Effect of dilutive securities:
Restricted stock awards	175	172	232	196
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,538	29,485	29,590	29,509

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
Ridgeway Revenues	10.0%	11.5%	10.5%	10.8%
All Other Property Revenues	90.0%	88.5%	89.5%	89.2%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	July 31, 2018	October 31, 2017
Ridgeway Assets	7.2%	7.2%
All Other Property Assets	92.8%	92.8%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and nine months ended July 31, 2018 or the year ended October 31, 2017.

	July 31, 2018	October 31, 2017
Ridgeway Percent Leased	96%	96%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
The Stop & Shop Supermarket Company	21%	19%	21%	19%
Bed, Bath & Beyond	14%	14%	14%	14%
Marshall's Inc.	10%	11%	10%	11%
All Other Tenants at Ridgeway (Note 2)	55%	56%	55%	56%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway's annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Nine Months Ended July 31, 2018			Three Months Ended July 31, 2018
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,254	$92,555	$102,809	$3,434	$29,375	$32,809
Operating Expenses	$2,894	$29,560	$32,454	$978	$9,126	$10,104
Interest Expense	$1,439	$8,739	$10,178	$428	$3,011	$3,439
Depreciation and Amortization	$1,986	$19,301	$21,287	$650	$6,720	$7,370
Income from Continuing Operations	$3,935	$28,946	$32,881	$1,378	$8,402	$9,780

Income Statements (In Thousands):	Nine Months Ended July 31, 2017			Three Months Ended July 31, 2017
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,460	$80,371	$90,831	$3,457	$28,417	$31,874
Operating Expenses	$2,959	$26,152	$29,111	$869	$8,011	$8,880
Interest Expense	$1,726	$8,074	$9,800	$506	$2,778	$3,284
Depreciation and Amortization	$2,381	$17,061	$19,442	$636	$6,042	$6,678
Income from Continuing Operations	$3,394	$23,570	$26,964	$1,446	$9,855	$11,301

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

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of July 31, 2018.

Index

(2) REAL ESTATE INVESTMENTS

In October 2017, the Company purchased a promissory note secured by a mortgage on 470 Main Street in Ridgefield, CT ("470 Main"), which comprises part of the Yankee Ridge retail and office mixed-use property.  The note was purchased from the existing lender.  In January 2018, the Company completed foreclosure of the mortgage and became the owner of 470 Main.  Total consideration paid for the note, including costs, totaled $3.1 million.  470 Main is a 24,200 square foot building with ground and first floor retail and second floor office space.  The Company funded the note purchase with available cash.

In March 2018, the Company, through a wholly-owned subsidiary, purchased for $13.1 million a 27,000 square foot shopping center located in Yonkers, NY ("Tanglewood").  The Company funded the purchase with available cash, borrowings on its unsecured revolving credit facility and the issuance of $11.0 million in unsecured promissory notes to the seller (see note 3).

The Company accounted for the purchase of 470 Main, Tanglewood and a property acquired through a joint venture, which the Company consolidates (see note 4), as asset acquisitions and allocated the total consideration transferred for the acquisitions, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company's purchase price allocation for the properties acquired during the nine months ended July 31, 2018 (in thousands).

	470 Main	Tanglewood	New City
Assets:
Land	$293	$7,525	$2,492
Building and improvements	$2,786	$5,920	$631
In-place leases	$68	$147	$38
Above market leases	$25	$81	$-

Liabilities:
In-place leases	$-	$-	$-
Below Market Leases	$43	$396	$-

The value of above and below market leases are amortized as a reduction/increase to base rental revenue over the term of the respective leases.  The value of in-place leases described above are amortized as an expense over the terms of the respective leases.

For the nine month periods ended July 31, 2018 and 2017, the net amortization of above-market and below-market leases was approximately $1,097,000 and $121,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

For the three month periods ended July 31, 2018 and 2017, the net amortization of above-market and below-market leases was approximately $832,000 and $19,000 respectively, which is included in base rents in the accompanying consolidated statements of income.

(3) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $100 million unsecured revolving credit facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company's option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company's option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at July 31, 2018.

During the nine months ended July 31, 2018, the Company borrowed $30.6 million on the Facility to fund capital improvements to our properties, property acquisitions and general corporate purposes. During the nine months ended July 31, 2018, the Company repaid $9.0 million on the Facility with available cash.

In March 2018, the Company through a wholly-owned subsidiary, purchased Tanglewood for $13.1 million (see note 2).  A portion of the purchase price was funded by issuing $11 million of unsecured promissory notes payable to the seller of the property, consisting of three tranches.  In May 2018, the short term notes tranche in the amount of $7.8 million was repaid with borrowings on the Company's Facility.  The remaining balance of the notes is included in mortgage notes payable and other loans on the Company's consolidated balance sheet at July 31, 2018.  Each tranche requires payments of interest only.  The terms of the remaining notes are detailed below:

	Principal Amount (in thousands)	Interest Rate		Interest Payment Terms	Maturity Date

Long Term A	$1,650	4.91%	(a)	Quarterly	March 29, 2030
Long Term B	1,513	5.05%	(b)	Quarterly	March 29, 2030
	$3,163

(a)	Interest rate is variable and based on the level of the Company's dividend declared on the Company's Class A Common stock, divided by $22 per Class A Share.

(b)	Interest rate is fixed.

Index
(4) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS.

The Company has an investment in six joint ventures, UB Ironbound, LP ("Ironbound"), UB Orangeburg, LLC ("Orangeburg"), McLean Plaza Associates, LLC ("McLean"), UB Dumont I, LLC ("Dumont") and UB New City I, LLC ("New City") each of which owns a commercial retail property, and UB High Ridge, LLC ("UB High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these six joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810 "Consolidation".  The Company's investment in these consolidated joint ventures is more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.8% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company's Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of July 31, 2018 the Company's ownership percentage has increased to 43.8% from approximately 2.92% at inception.

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

UB High Ridge

The Company is the managing member and owns an 8.8% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million.  UB High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery anchored shopping center ("High Ridge"), and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.46% of their invested capital.

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

UB New City I, LLC

In June 2018, the Company purchased a 75.3% equity interest in a joint venture, UB New City I, LLC, in which the Company is the managing member.  The Company's initial investment was $2.4 million.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a Savings Bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, "Consolidation." Because the limited partners or noncontrolling members in Ironbound, Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company's Class A Common stock on the date of redemption.   For the nine months ended July 31, 2018 and 2017, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(270,000) and $(2.2) million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the nine months ended July 31, 2018 and the fiscal year ended October 31, 2017 (amounts in thousands):

	July 31, 2018	October 31, 2017
Beginning Balance	$81,361	$18,253
Change in Redemption Value	(270)	(666)
Initial UB High Ridge Noncontrolling Interest	-	55,217
Initial Dumont Noncontrolling Interest	-	8,557
Initial New City Noncontrolling Interest	791	-

Ending Balance	$81,882	$81,361

Index
(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2018 and October 31, 2017 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	July 31, 2018	October 31, 2017
Chestnut Ridge and Plaza 59 Shopping Centers (50%)	$17,791	$18,032
Gateway Plaza (50%)	6,694	6,873
Putnam Plaza Shopping Center (66.67%)	6,069	5,968
Midway Shopping Center, L.P. (11.642%)	4,495	4,639
Applebee's at Riverhead (50%)	1,870	1,814
81 Pondfield Road Company (20%)	723	723
Total	$37,642	$38,049

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly-owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey ("Chestnut"), which is anchored by a Fresh Market grocery store, and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York ("Plaza 59"), which is anchored by a local grocer.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly-owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 198,500 square foot shopping center, is anchored by a 168,000 square foot Walmart, which also has 27,000 square feet of in-line space that is partially leased and a 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free standing Applebee's restaurant with a 7,200 square foot pad site that is leased.

Gateway is subject to a $12.5 million non-recourse first mortgage payable.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Midway Shopping Center, L.P.

The Company, through a wholly-owned subsidiary, owns an 11.64% equity interest in Midway Shopping Center L.P. ("Midway"), which owns a 247,000 square foot shopping center in Westchester County, New York. Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.

Midway is subject to a non-recourse first mortgage in the amount of $27.8 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Putnam Plaza Shopping Center ("Putnam Plaza") located in Carmel, New York, which is anchored by a Tops grocery store.

Putnam Plaza is subject to a first mortgage payable in the amount of $18.7 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.17% and will mature in 2024.

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

During the nine months ended July 31, 2018, the Company awarded 152,700 shares of Common Stock and 102,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2018 was approximately $5.0 million.

A summary of the status of the Company's non-vested Common and Class A Common shares as of July 31, 2018, and changes during the nine months ended July 31, 2018 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2017	1,274,150	$17.02	412,275	$20.60
Granted	152,700	$17.70	102,800	$22.10
Vested	(170,950)	$15.78	(57,200)	$18.07
Forfeited	-	$-	(3,850)	$22.01
Non-vested at July 31, 2018	1,255,900	$17.22	454,025	$21.13

As of July 31, 2018, there was $15.2 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.8 years.  For the nine month periods ended July 31, 2018 and 2017 amounts charged to compensation expense totaled $3,249,000 and $3,093,000, respectively.  For the three month periods ended July 31, 2018 and 2017 amounts charged to compensation expense totaled $1,155,000 and $1,094,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program ("Current Repurchase Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred Stock in open market transactions.

For the nine months ended July 31, 2018, the Company repurchased an additional 6,660 shares of Class A Common stock at the average price per Class A Common share of $17.94 under the Current Repurchase Program.  The Company has repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs"). The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2017 and July 31, 2018, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2018
Assets:
Interest Rate Swap Agreement	$6,417	$-	$$6,417	$-
Available for Sale Securities	$5,775	$5,775	$-	$-

Liabilities:
Interest Rate Swap Agreement	$-	$-	$-	$-
Redeemable noncontrolling interests	$81,882	$24,366	$54,579	$2,937

October 31, 2017
Assets:
Interest Rate Swap Agreement	$3,316	$-	$3,316	$-

Liabilities:
Interest Rate Swap Agreement	$574	$-	$574	$-
Redeemable noncontrolling interests	$81,361	$23,709	$53,788	$3,864

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $3,846 at October 31, 2016 to $3,864 at October 31, 2017 as a result of a $18 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $3,864 at October 31, 2017 to $2,937 at July 31, 2018 as a result of a $927 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $285 million at July 31, 2018 and $296 million at October 31, 2017, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rate currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within Level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2017, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2018, the Company had commitments of approximately $5.1 million for capital improvements to its properties and tenant-related obligations.

(9) SUBSEQUENT EVENTS

On September 5, 2018, the Board of Directors of the Company declared cash dividends of $0.27 for each share of Common Stock and $0.24 for each share of Class A Common Stock.  The dividends are payable on October 19, 2018 to stockholders of record on October 5, 2018.

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

Index
Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a REIT for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, with a concentration in the metropolitan New York tri-state area outside of the City of New York. Other real estate assets include office properties, single tenant retail or restaurant properties and office/retail mixed-use properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At July 31, 2018, we owned or had equity interests in 84 properties, which include equity interests we own in six consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.1 million square feet of Gross Leasable Area ("GLA").    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 91.9% was leased (92.7% at October 31, 2017).  Of the properties owned by unconsolidated joint ventures, approximately 96.8% was leased (97.7% at October 31, 2017.)

We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased the level of dividend payments to our shareholders for 24 consecutive years.

We derive substantially all of our revenues from rents and operating expense reimbursements received pursuant to long-term operating leases and focus our investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket or pharmacy chains.  We believe that because consumers need to purchase food and other types of staple goods and services generally available at supermarket or pharmacy anchored shopping centers, the nature of our investments provides for relatively stable revenue flows even during difficult economic times.

We have a conservative capital structure and we do not have any secured debt maturing until May 2019.

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

•	maintain strong working relationships with our tenants, particularly our anchor tenants;

•	maintain a conservative capital structure with low debt levels; and

•	control property operating and administrative costs.

Highlights of Fiscal 2018; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In March 2018, we purchased for $13.1 million a 27,000 square foot shopping center located in Yonkers, NY.  We funded the acquisition with available cash, the issuance of unsecured notes payable to the seller (See Note 3 to the financial statements included in Item 1 of this Report on Form 10-Q), and borrowings on our Unsecured Revolving Credit Facility ("Facility").

•
In October 2017, we purchased a promissory note secured by a mortgage on 470 Main Street in Ridgefield, CT ("470 Main"), which comprises part of the Yankee Ridge retail and office mixed-use property.  The note was purchased from the existing lender.  In January 2018, we completed foreclosure of the mortgage and became the owner of 470 Main.  Total consideration paid for the note, including costs, totaled $3.1 million.  470 Main is a 24,200 square foot building with ground and first floor retail and second floor office space.  We funded the note purchase with available cash.

•
In June 2018, the Company purchased a 75.3% equity interest in a joint venture, UB New City I, LLC, in which the Company is the managing member.  The Company's initial investment was $2.4 million.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a Savings Bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

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

Index

Leasing

Rollovers

For the nine months ended July 31, 2018, we signed leases for a total of 417,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 126,000 square feet at an average rental decrease of 17.8% on a cash basis.  Renewals for 291,000 square feet of space previously occupied were signed at an average rental increase of 8.5% on a cash basis.  The rental decrease for new lease space in the first nine months of fiscal 2018 was predominantly related to a 63,000 square foot supermarket in our Newark, NJ property, which was leased at a rental rate 30% below the prior occupied lease rate (see Significant Events with Impacts on Leasing section below).

Tenant improvements and leasing commissions averaged $27.98 per square foot for new leases and $7.78 per square foot for renewals for the nine months ended July 31, 2018. The average term for new leases was 5.5 years and the average term for renewal leases was 4 years.

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

In 2018, we believe our leasing volume will be in-line with our historical averages, with overall positive increases in rental income for renewal leases and flat to slightly positive increases for new leases, excluding the Newark, NJ lease mentioned above. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code").  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete, with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by us to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet, was rejected by A&P in bankruptcy, and we are continuing to market that space for re-lease.  In July 2017, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant, as that operator failed to perform under their lease and was evicted.  We have signed a lease with Whole Foods Market for this location, and we are hopeful that we can deliver the space to the lessee in early fiscal 2019.  The lease requires us to obtain municipal approvals, among other things, for a small 2,000 square foot expansion of the shopping center to accommodate the new tenant.  Until we receive these municipal approvals and can deliver the space to the tenant, we will not include this lease in our new leasing metrics, which are discussed at the beginning of this section.  In February 2018, Tops Markets, LLC filed a voluntary petition under chapter 11 of title 11 of the Bankruptcy Code.  Tops Markets is a tenant at a property owned by an unconsolidated joint venture in which we have a 66.67% ownership interest.  The space is 61,000 square feet and the lease runs through 2026.  As of the date of this report, Tops Markets is still performing under its lease.  In May 2018, the grocery tenant at our Passaic, NJ property went vacant, the tenant evicted, and the lease terminated.  The tenant occupied 30,600 square feet.  We are currently marketing this space for lease.  As a result of their eviction and lease termination, the intangible assets and liabilities related to that lease were charged to income/expense in the third quarter of fiscal 2018.  As a result we increased base rent on the consolidated income statement by $745,000 in the three and nine month periods ended July 31, 2018 and we increased amortization expense by $443,000 in the three and nine month periods ended July 31, 2018.

In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a $3.7 million lease termination payment, which we received and recorded as revenue in the nine months ended July 31, 2018.  Also in April 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvements or tenant allowances.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments.  For a further discussion about our critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Index

Liquidity and Capital Resources

Overview

At July 31, 2018, we had cash and cash equivalents of $10.7 million, compared to $8.7 million at October 31, 2017.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  For the nine months ended July 31, 2018 and 2017, net cash flows from operating activities amounted to $55.6 million and $48.3 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, dividends paid to our preferred stockholders and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the nine months ended July 31, 2018 and 2017 totaled $31.2 million and $30.4 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our six consolidated joint venture entities, UB Ironbound, L.P., UB McLean, LLC, UB Orangeburg, LLC, UB High Ridge, LLC, UB Dumont I, LLC and UB New City I, LLC, have the right to require us to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 4 to the financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our debt level low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the nine months ended July 31, 2018, we paid approximately $6.4 million for property improvements, tenant improvements and leasing commission costs (approximately $4.0 million representing property improvements and approximately $2.4 related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $5.1 million predominantly for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during fiscal 2018 and 2019.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $295.4 million consists of $1.7 million in variable rate debt with an interest rate of 4.91% as of July 31, 2018 and $293.7 million in fixed-rate mortgage loan and unsecured note indebtedness with a weighted average interest rate of 4.2% at July 31, 2018.  The mortgages are secured by 26 properties with a net book value of $559 million and have fixed rates of interest ranging from 3.5% to 6.6%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

At July 31, 2018, we had $25.6 million in additional variable-rate debt consisting of draws on our Facility (see below) that was not fixed through an interest rate swap or otherwise. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 31.6% and a fixed charge coverage ratio of over 3.7 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 51 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At July 31, 2018, we had borrowing capacity of $73.7 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 3 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, Bank of Montreal and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of July 31, 2018, $73.7 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at July 31, 2018.

During the nine months ended July 31, 2018, we borrowed $30.6 million on our Facility for property acquisitions, to fund capital improvements to our properties and for general corporate purposes. For the nine months ended July 31, 2018 we repaid $9 million of borrowings on our Facility, with available cash.

In March 2018, we purchased, through a wholly-owned subsidiary, a shopping center in Yonkers, NY for $13.1 million.  A portion of the purchase price was funded by issuing $11 million of unsecured promissory notes payable to the seller of the property.  The original $11 million in notes contained three tranches.  In May 2018, the short term notes tranche in the amount of $7.8 million was repaid with borrowings on our Facility.  The $3.2 million remaining balance of the notes are included in Mortgage notes payable and other loans on our consolidated balance sheet at July 31, 2018.  Each tranche requires payments of interest only.  The terms of the remaining notes are detailed below:

	Principal Amount (in thousands)	Interest Rate		Interest Payment Terms	Maturity Date

Long Term A	$1,650	4.91%	(a)	Quarterly	March 29, 2030
Long Term B	1,513	5.05%	(b)	Quarterly	March 29, 2030
	$3,163

(a)	Interest rate is variable and based on dividend declared on our Class A Common stock, divided by $22 per Class A Share.

(b)	Interest rate is fixed.

Index
Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $55.6 million for the nine months ended July 31, 2018 compared to $48.3 million in the comparable period of fiscal 2017. The increase in operating cash flows when compared with the corresponding prior period was due primarily to our properties generating additional operating income in the nine months ended July 31, 2018 when compared with the corresponding prior period.  This additional operating income was predominantly from properties acquired in fiscal 2017 and properties acquired in the first nine months of fiscal 2018 and lease termination income of $3.8 million received in the first nine months of fiscal 2018 versus $2.4 million received in the first nine months of fiscal 2017.

Investing Activities

Net cash flows used in investing activities amounted to $21.8 million for the nine months ended July 31, 2018 compared to net cash flows provided by investing activities of $10.6 million in the comparable period of fiscal 2017. The increase in net cash flows used in investing activities in fiscal 2018 when compared to the corresponding prior period was the result of our selling two properties in the first nine months of fiscal 2017, which generated proceeds of $45.3 million.  We did not sell any properties in the first nine months of fiscal 2018.  This net increase in cash used by investing activities was offset by expending $19.3 million less on property acquisitions in the first nine months of fiscal 2018 when compared with the corresponding prior period.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

Net cash flows used in financing activities amounted to $31.7 million in the first nine months of fiscal 2018 compared with $47.7 million in the comparable period of fiscal 2017. The net decrease in cash flows used in financing activities in the first nine months of fiscal 2018 versus the same period of fiscal 2017 was predominantly the result having $21.6 million positive net borrowing/repayment activity on our unsecured revolving credit agreement in the first nine months of fiscal 2018 versus a $8 million negative net borrowing/repayment activity on our unsecured revolving credit agreement in the first nine months of fiscal 2017.  In addition, we increased the annualized dividend on the outstanding Common and Class A Common stock by $0.02 per share in December 2017.  This increase was partially offset by incurring $1.5 million less in preferred stock dividends in the first nine months of fiscal 2018 when compared with the corresponding prior period.  In October 2017, we redeemed our Series F preferred stock and replaced it with a new Series H preferred stock, which had a lower coupon rate and smaller principal amount than the redeemed Series F preferred stock.

Index
Results of Operations

The following information summarizes our results of operations for the nine months and three months ended July 31, 2018 and 2017 (amounts in thousands):

	Nine Months Ended July 31,				Change Attributable to:
Revenues	2018	2017	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$72,162	$64,863	$7,299	11.3%	$5,313	$1,986
Recoveries from tenants	23,390	20,979	2,411	11.5%	1,241	1,170
Lease termination income	3,790	2,431	1,359	55.9%	(2,148)	3,507
Mortgage interest and other income	3,467	2,558	909	35.5%	(178)	1,087

Operating Expenses
Property operating expenses	16,850	14,635	2,215	15.1%	800	1,415
Property taxes	15,604	14,474	1,130	7.8%	670	460
Depreciation and amortization	21,287	19,442	1,845	9.5%	1,879	(34)
General and administrative expenses	7,024	6,893	131	1.9%	n/a	n/a

Other Income/Expenses
Interest expense	10,178	9,800	378	3.9%	617	(239)
Interest, dividends and other investment income	246	568	(322)	-56.7%	n/a	n/a

	Three Months Ended July 31,				Change Attributable to:
Revenues	2018	2017	Increase (decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$24,668	$22,074	$2,594	11.8%	$1,644	$950
Recoveries from tenants	7,074	6,753	321	4.8%	216	105
Lease termination income	36	2,148	(2,112)	-98.3%	(2,148)	36
Mortgage interest and other income	1,031	899	132	14.7%	(101)	233

Operating Expenses
Property operating expenses	4,804	3,989	815	20.4%	165	650
Property taxes	5,300	4,891	409	8.4%	186	223
Depreciation and amortization	7,370	6,678	692	10.4%	586	106
General and administrative expenses	2,322	2,226	96	4.3%	n/a	n/a

Other Income/Expenses
Interest expense	3,439	3,284	155	4.7%	158	(3)
Interest, dividends and other investment income	104	199	(95)	-47.7%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2018 and 2017.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues

Base rents increased by 11.3% to $72.2 million for the nine month period ended July 31, 2018 as compared with $64.9 million in the comparable period of 2017. Base rents increased by 11.8% to $24.7 million for the three month period ended July 31, 2018 as compared with $22.1 million in the comparable period of 2017. The change in base rent and the changes in other income statement line items analyzed in the tables above were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2017, we purchased four properties totaling 114,700 square feet of GLA, invested in two joint ventures that own four properties totaling 173,600 square feet, whose operations we consolidate, and sold two properties totaling 203,800 square feet.  In the first nine months of fiscal 2018, we purchased three properties totaling 53,700 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the nine months ended July 31, 2018 when compared with fiscal 2017.

Properties Held in Both Periods:

Revenues

Base Rent
The increase in base rents for both the nine month and three month periods ended July 31, 2018, when compared to the corresponding prior periods, was predominantly caused by new leasing activity at several properties held in both periods that created a positive variance in base rent.  This positive variance in base rents was accentuated by our writing off of $633,000 in accrued straight-line rent in the third quarter of fiscal 2017 relating to a tenant who occupied our 36,000 square foot grocery space at our Valley Ridge property.  This tenant failed to perform under its lease and the lease was terminated in the third quarter of fiscal 2017 (see "Significant Events with Impact on Leasing" earlier in this Item 2).

In fiscal 2018, we leased or renewed approximately 417,000 square feet (or approximately 9.5% of total consolidated property leasable area).  At July 31, 2018, the Company's consolidated properties were 91.9% leased (92.7% leased at October 31, 2017).

Tenant Recoveries
In the nine month and three month periods ended July 31, 2018, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) increased by $1.2 million and $105,000, respectively, when compared with the corresponding prior periods. These increases were the result of an increase in both property operating expenses and property tax expense in the consolidated portfolio for properties owned in both the three months and nine months of fiscal 2018 when compared with the corresponding prior periods.  The increases in property operating expenses were related to an increase in snow removal costs, roof repairs and parking lot repairs at our properties and the increase in property tax expenses were related to an increase in property tax assessments.

Lease Termination Income
In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a one-time $3.7 million lease termination payment, which we received and recorded as revenue in the nine months ended July 31, 2018.  Also, in March 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvements or tenant allowances.

Expenses

Operating Expenses
In the nine month and three month periods ended July 31, 2018, property operating expenses increased by $1.4 million and $650,000, respectively, when compared with the corresponding prior periods, predominantly as a result of an increase in snow removal costs, roof repairs and parking lot repairs at our properties.

Real Estate Tax
In the nine month and three month periods ended July 31, 2018, property taxes increased by $460,000 and $223,000, respectively, when compared with the corresponding prior periods, as a result of an increase in property tax assessments for a number of our properties owned in both periods.

Interest
In the nine month period ended July 31, 2018, interest expense decreased by $239,000, when compared with the corresponding prior period as a result of the refinancing of our largest mortgage (secured by our Ridgeway property) after the second quarter of fiscal 2017 and the reduction of mortgage principal from normal amortization.  The Ridgeway mortgage interest rate was reduced from 5.52% to 3.398% on a principal balance of approximately $44 million.  This decrease was partially offset by an increase in the mortgage principal on the Ridgeway mortgage from $44 million to $50 million as a result of the refinancing.  Interest expense was relatively unchanged for the three month period ended July 31, 2018, when compared to the corresponding prior period.

Depreciation and Amortization
Depreciation and amortization was relatively unchanged in both the nine month and three month periods ended July 31, 2018, when compared with the corresponding prior periods.

General and Administrative Expenses
General and administrative expense was relatively unchanged in the nine month and three month periods ended July 31, 2018, when compared to the corresponding prior periods, predominantly as a result of a small reduction in state and local taxes paid, which reduction was offset by normal salary increases for our employees.

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

Management considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing our performance.  It is helpful as it excludes various items included in net income that are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization.  However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the nine and three month periods ended July 31, 2018 and 2017 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Nine Months Ended July 31,		Three Months Ended July 31,
	2018	2017	2018	2017
Net Income Applicable to Common and Class A Common Stockholders	$20,098	$33,574	$5,579	$6,061

Real property depreciation	16,558	15,105	5,562	5,238
Amortization of tenant improvements and allowances	3,046	3,240	967	996
Amortization of deferred leasing costs	1,618	1,028	820	423
Depreciation and amortization on unconsolidated joint ventures	1,290	1,209	482	409
(Gain)/Loss on sale of asset	-	(18,772)	-	688
Funds from Operations Applicable to Common and Class A Common Stockholders	$42,610	$35,384	$13,410	$13,815

FFO amounted to $42.6 million in the first nine months of fiscal 2018 compared to $35.4 million in the comparable period of fiscal 2017.  The net increase in FFO is attributable, among other things, to: (i) the additional net income generated from properties acquired in fiscal 2017 and the first nine months of fiscal 2018; (ii) a decrease in preferred stock dividends of $1.5 million as a result of redeeming our Series F preferred stock in October 2017 and replacing it with Series H preferred stock, which has a lower dividend rate and a smaller issuance amount by $14.4 million; and (iii) $3.7 million in lease termination income in the second quarter of fiscal 2018 for a tenant that terminated its lease with us early versus $2.1 million in lease termination income in the first nine months of fiscal 2017 for a tenant that terminated its lease with us early.  This increase was partially offset by (iv) a $373,000 decrease in interest income generated as a result of the one mortgage receivable we had outstanding for the first nine months of fiscal 2017, which was repaid in October 2017.

FFO amounted to $13.4 million for the three months ended July 31, 2018 compared to $13.8 million in the comparable period of fiscal 2017.  The net decrease in FFO is attributable, among other things, to: (i) receiving $2.1 million in lease termination income in the third quarter of fiscal 2017 for a tenant that wanted to terminate its lease with us early, (ii) a $146,000 decrease in interest income generated as a result of the one mortgage receivable we had outstanding for the first three quarters of fiscal 2017, which was repaid to us in October 2017.  This decrease was partially offset by (iii) the additional net income generated from properties acquired in fiscal 2017 and the first nine months of fiscal 2018; (iv) a decrease in preferred stock dividends of $508,000 as a result of redeeming our Series F preferred stock in October 2017 and replacing it with Series H preferred stock, which has a lower dividend rate and a smaller issuance amount by $14.4 million.

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

		Principal Balance
Joint Venture Description	Location	Original Balance	At July 31, 2018	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$27,681	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$21,000	$18,716	4.17%	Oct-2024
Gateway Plaza	Riverhead, NY	$14,000	$12,468	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$1,300	$1,014	5.98%	Aug-2026
Applebee's Plaza	Riverhead, NY	$1,000	$892	3.38%	Aug-2026

Environmental Matters
Based upon management's ongoing review of its properties, management is not aware of any environmental condition with respect to any of our properties that would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (a) the discovery of environmental conditions that were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of July 31, 2018, we had total mortgage debt of $292.2 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of July 31, 2018, we had eight open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Orangeburg, NY, Stamford, CT and Greenwich CT.  The Rye swaps expire in October 2019, the Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Stamford swap expires in July 2027, and the Greenwich swaps expire in October 2026, all concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.
At July 31, 2018, we had $25.6 million outstanding on our Facility, which bears interest at Libor plus 1.35%.  In addition, we purchased a property in March of fiscal 2018 and financed a portion of the purchase price with unsecured notes accepted by the seller of the property.  The unsecured notes require the payment of interest only.  $1.5 million of the notes bear interest at a fixed rate of 5.05% and $1.7 million of the notes bear interest at a variable rate of interest based on the level of our Class A Common stock dividend, currently 4.91% as of July 31, 2018.  If interest rates were to raise 1% our interest expense as a result of the variable rate borrowing on the Facility and the unsecured notes would increase by $273,000 per annum.

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

Changes in Internal Controls
During the quarter ended July 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any litigation that in management's opinion would result in a material adverse effect on our ownership, management or operation of our properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a share repurchase program ("Current Repurchase Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred stock in open market transactions.  We have repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, we have repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock. For the three months ended July 31, 2018, the Company did not repurchase any stock under the Current Repurchase Program.

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

101
The following materials from Urstadt Biddle Properties Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statement of Stockholders' Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 7, 2018	and Principal Accounting Officer