Form 10-K
period 2018-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2019-01-11
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-12803

URSTADT BIDDLE PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 863-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Class A Common Stock, par value $.01 per share	New York Stock Exchange

6.75% Series G Cumulative Preferred Stock	New York Stock Exchange

6.25% Series H Cumulative Preferred Stock	New York Stock Exchange

Common Stock Rights to Purchase Preferred Shares	New York Stock Exchange

Class A Common Stock Rights to Purchase Preferred Shares	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2018 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $38,575,941; Class A Common Shares, par value $.01 per share, $581,567,658.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 4, 2019 (latest date practicable): 9,959,206 Common Shares, par value $.01 per share, and 29,926,164 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 21, 2019 (certain parts as indicated herein) (Part III).

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements can be identified by the fact that they do not relate strictly to historical or current facts or by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations, expected leasing results and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

Forward-looking statements speak only as of the date of this filing.  Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by us, or on our behalf.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1. Business.

Organization

We are a real estate investment trust, organized as a Maryland corporation, engaged in the acquisition, ownership and management of commercial real estate. We were organized as an unincorporated business trust (the “Trust”) under the laws of the Commonwealth of Massachusetts on July 7, 1969. In 1997, the shareholders of the Trust approved a plan of reorganization of the Trust from a Massachusetts business trust to a Maryland corporation.  As a result of the plan of reorganization, the Trust was merged with and into the Company, the separate existence of the Trust ceased, the Company was the surviving entity in the merger and each issued and outstanding common share of beneficial interest of the Trust was converted into one share of Common Stock, par value $.01 per share, of the Company.

Tax Status – Qualification as a Real Estate Investment Trust

We elected to be taxed as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our taxable year ended October 31, 1970.  Pursuant to such provisions of the Code, a REIT that distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and meets certain other conditions regarding the nature of its income and assets will not be taxed on that portion of its taxable income that is distributed to its shareholders.  Although we believe that we qualify as a real estate investment trust for federal income tax purposes, no assurance can be given that we will continue to qualify as a REIT.

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

At October 31, 2018, the Company owned or had equity interests in 84 properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in four states, containing a total of 5.1 million square feet of gross leasable area (“GLA”).  We seek to identify desirable properties, typically neighborhood and community shopping centers, for acquisition, which we acquire in the normal course of business.  In addition, we regularly review our portfolio and, from time to time, may sell certain of our properties.  For a description of the Company's properties and information about the carrying amount of the properties at October 31, 2018 and encumbrances, see Item 2. Properties and Schedule III located in Item 15.

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

Renovations, Expansions and Improvements

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

We also seek to improve our properties in ways that provide additional ancillary revenue or value, while benefiting the environment and communities in which we have a presence.  For example, we have a robust alternative energy program, pursuant to which we have placed a number of solar panel installations on the roofs of our shopping centers.  We are also in the process of installing electric vehicle charging stations at a number of our properties, which we believe will not only benefit the environment but enhance customer experience at our shopping centers.  Other initiatives include converting incandescent and florescent lighting to LED at various properties and upgrading parking lot lighting systems to operate more efficiently.  While we are committed to environmental responsibility, we also believe that these initiatives need to be financially feasible and beneficial to the Company, which may require that these projects be completed over a period of time.  The Company will continue to seek financially responsible opportunities to reduce our carbon footprint and lower our energy usage, while improving the value of our properties.

Acquisitions and Dispositions

When evaluating potential acquisitions, we consider such factors as (i) economic, demographic, and regulatory conditions in the property’s local and regional market; (ii) the location, construction quality, and design of the property; (iii) the current and projected cash flow of the property and the potential to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the relationship between the property’s current rents and market rents and the ability to increase rents upon lease rollover; (vi) the occupancy and demand by tenants for properties of a similar type in the market area; (vii) the potential to complete a strategic renovation, expansion or re-tenanting of the property; (viii) the property’s current expense structure and the potential to increase operating margins; (ix) competition from comparable properties in the market area; and (x) vulnerability of the property's tenants to competition from e-commerce.

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

From time to time, we selectively dispose of underperforming properties and re-deploy the proceeds into potentially higher performing properties that meet our acquisition critria.

Leasing Results

At October 31, 2018, our properties collectively had 987 leases with tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount department stores, other local retailers and office tenants.  In addition, at our Yorktown, NY property, we have developed a portion of below grade space to a storage facility which currently has 510 storage tenants.  At October 31, 2018 the 77 consolidated properties were 93.2% leased and 91.7% occupied (see Results of Operations discussion in Item 7).  At October 31, 2018, we had equity investments in seven properties which we do not consolidate; those properties were 96.3% leased.  We believe the properties are adequately covered by property and liability insurance.

A substantial portion of our operating lease income is derived from tenants under leases with terms greater than one year.  Most of the leases provide for the payment of monthly fixed base rentals and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2018, no single tenant comprised more than 7.9% of the total annual base rents of our properties. The following table sets forth a schedule of our ten largest tenants by percent of total annual base rent of our properties to total annual base rent for the year ended October 31, 2018.

Tenant	Number of Stores	% of Total Annual Base Rent of Properties
Stop & Shop	8	7.9%
CVS	10	4.9%
The TJX Companies	6	3.5%
Bed Bath & Beyond	3	3.0%
Acme	4	2.5%
ShopRite	3	1.8%
BJ's	2	1.5%
Staples	3	1.4%
JP Morgan Chase	8	1.2%
Kings Supermarkets	2	1.2%
	49	28.9%

See Item 2. Properties for a complete list of the Company’s properties.

The Company’s single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center (“Ridgeway”).

Ridgeway is located in Stamford, Connecticut and was developed in the 1950s and redeveloped in the mid-1990s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2018, Ridgeway revenues represented approximately 10.4% of the Company’s total revenues and its assets represented approximately 7.0% of the Company’s total assets at October 31, 2018. As of October 31, 2018, Ridgeway was 96% leased. The property’s largest tenants (by base rent) are:  The Stop & Shop Supermarket Company (20%), Bed, Bath & Beyond (14%) and Marshall’s Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets forth a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2018 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2019	6	17,121	$555,400	5.1%
2020	3	31,832	565,700	5.2%
2021	4	43,925	942,600	8.7%
2022	3	93,508	3,038,600	28.1%
2023	10	102,991	3,283,000	30.3%
2024	-	-	-	0.0%
2025	1	15,000	633,200	5.9%
2026	2	10,282	363,700	3.4%
2027	2	4,964	136,800	1.3%
2028	3	38,060	1,300,900	12.0%
Thereafter	-	-	-	0.0%
Total	34	357,683	$10,819,900	100%

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

Compliance with Governmental Regulations

We, like others in the commercial real estate industry, are subject to numerous federal, state and local environmental laws and regulations.  We may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property).  These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances.  This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property.  The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets.  In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

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

Competition

The real estate investment business is highly competitive.  We compete for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, our properties are subject to local competition from the surrounding areas.  Our shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where our retail properties are located.  In addition, the retail industry is seeing greater competition from internet retailers who may not need to establish “brick and mortar” retail locations for their businesses. This reduces the demand for traditional retail space in shopping centers like ours and other grocery-anchored shopping center properties.  Our office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing decisions are generally determined by prospective tenants on the basis of, among other things, rental rates, location, and the physical quality of the property and availability of space.

Property Management

We actively manage and supervise the operations and leasing of all of our properties.

Employees

Our executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  Urstadt Biddle Properties Inc. has 53 employees, all located at the Company’s executive offices.  Subsidiaries of the Company also employ an additional 16 full-time and part-time employees at other locations and we believe our relationship with our employees is good.

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

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. With respect to each of our six consolidated joint ventures, Ironbound, McLean, Orangeburg, UB High Ridge, Dumont and New City, which we refer to as our DownREITs, we may not sell or transfer the contributed property through contractually agreed upon protection periods other than as part of a tax-deferred transaction under the Code or if the conditions exist which would give us the right to call all of the non-managing member units or partnership units, as applicable, following the death or dissolution of certain non-managing members or, in connection with the exercise of creditor's rights and remedies under the existing mortgage or any refinancing by the holder thereof (which will not constitute a violation of this restriction).  Because of these market, regulatory and contractual conditions, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders.

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2018, approximately 98.3% of our total revenues were from properties located in this area. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment, as well as weather patterns and natural disasters that could have a more significant localized effect in the areas where our properties are concentrated.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2018, Ridgeway revenues represented approximately 10.4% of the Company's total revenues and approximately 7.0% of the Company's total assets at October 31, 2018.  The loss of Ridgeway or a material decrease in revenues from Ridgeway could have a material adverse effect on the Company.

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

Similarly, if one or more of our anchor tenants goes bankrupt, we could experience material adverse consequences like those described above.  Under bankruptcy law, tenants have the right to reject their leases.  In the event a tenant exercises this right, the landlord generally may file a claim for a portion of its unpaid and future lost rent.  Actual amounts received in satisfaction of those claims, however, are typically very limited and will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors.  In July 2015, The Great Atlantic and Pacific Tea Company ("A&P"), an anchor at nine of our shopping centers, filed for bankruptcy, resulting in lost rent, vacancies of various duration at several of our shopping centers and other negative consequences.  We can provide no assurance that we will not experience similar bankruptcies by other anchor tenants. See Item 7. Management’s Discussion of Operations and Financial Condition in this Annual Report on Form 10-K for additional information.

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

We may acquire properties or acquire other real estate related companies, and this may create risks.  We may acquire properties or acquire other real estate related companies when we believe that an acquisition is consistent with our business strategies. We may not succeed in consummating desired acquisitions on time or within budget. When we do pursue a project or acquisition, we may not succeed in leasing newly acquired properties at rents sufficient to cover the costs of acquisition and operations. Acquisitions in new markets or industries where we do not have the same level of market knowledge may result in poorer than anticipated performance. We may also abandon acquisition opportunities that management has begun pursuing and consequently fail to recover expenses already incurred and will have devoted management’s time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware of at the time of the acquisition. In addition, redevelopment of our existing properties presents similar risks.

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

Competition may adversely affect our ability to acquire new properties.  We compete for the purchase of commercial property with many entities, including other publicly traded REITs and private equity funded entities.  Many of our competitors have substantially greater financial resources than ours.  In addition, our competitors may be willing to accept lower returns on their investments.  If we are unable to successfully compete for the properties we have targeted for acquisition, we may not be able to meet our growth and investment objectives.  We may incur costs on unsuccessful acquisitions that we will not be able to recover.  The operating performance of our property acquisitions may also fall short of our expectations, which could adversely affect our financial performance.

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

In addition, our tenants face increasing competition from internet commerce, outlet malls, discount retailers, warehouse clubs and other sources which could hinder our ability to attract and retain tenants and/or cause us to reduce rents at our properties, which could have an adverse effect on our results of operations and cash flows.  We may fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting retailing practices and space needs of our tenants or a general downturn in our tenant’s businesses, which may cause tenants to close their stores or default in payment of rent.

Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our terms, and reduce their expected return.  As of October 31, 2018, we owned eight of our operating properties through consolidated joint ventures and seven through unconsolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly-owned properties, including the following:

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

In addition, with respect to our six consolidated joint ventures, Ironbound, McLean, Orangeburg, UB High Ridge, Dumont and New City, we have additional obligations to the limited partners and non-managing members and additional limitations on our activities with respect to those joint ventures.  The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture, with the Company required to provide such funds if the joint venture is unable to do so.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.  The right of these limited partners and non-managing members to put their equity interest to us could require us to expend cash, or issue Class A Common Stock of the REIT, at a time or under circumstances that are not desirable to us.

In addition, the partnership agreement or operating agreements with our partners in Ironbound, McLean, Orangeburg, UB High Ridge, Dumont and New City include certain restrictions on our ability to sell the property and to pay off the mortgage debt on these properties before their maturity, although refinancings are generally permitted.  These restrictions could prevent us from taking advantage of favorable interest rate environments and limit our ability to best manage the debt on these properties.

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

In addition, variable rate debt exposes us to changes in interest rates. Interest expense on our variable rate debt as of October 31, 2018 would increase by $286,000 annually for a 1% per annum increase in interest rates. This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.  We enter into interest rate hedging transactions, including interest rate swaps. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

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

We may be required to incur additional debt to qualify as a REIT.  As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income. We are subject to income tax on amounts of undistributed taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. We intend to make distributions to shareholders to comply with the Code’s distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:

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

If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.  As a result, our ability to retain properties or pay dividends to stockholders could be adversely affected and we may be forced to dispose of properties on unfavorable terms, which could adversely affect our business and net income.

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

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.  We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations and financial prospects, damage our reputation and involve significant legal and/or financial liabilities and penalties, including through lawsuits by third-parties.

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

U.S. federal tax reform legislation could affect REITs generally, the geographic markets in which we operate, our stock and our results of operations, both positively and negatively in ways that are difficult to anticipate.  The U.S. Congress has passed sweeping tax reform legislation that has made significant changes to corporate and individual tax rates and the calculation of taxes, as well as international tax rules for U.S. domestic corporations.  As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we comply with the various tax regulations governing REITs.  Stockholders, however, are generally required to pay taxes on REIT dividends.  Tax reform legislation has affected the way in which dividends paid on our stock are taxed by the holder of that stock and  could impact our stock price or how stockholders and potential investors view an investment in REITs.   In addition, while certain elements of tax reform legislation would not impact us directly as a REIT, they could impact the geographic markets in which we operate, the tenants that populate our shopping centers and the customers who frequent our properties in ways, both positive and negative, that are difficult to anticipate.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our Board of Directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our Chairman, who, as of October 31, 2018, beneficially owns 46.0% of our outstanding Common Stock and 0.6% of our outstanding Class A Common Stock or to Mr. Willing L. Biddle, our CEO, who beneficially owns 30.7% of our outstanding Common Stock and 0.2% of our outstanding Class A Common Stock.  Such holdings represent approximately 66.7% of our outstanding voting interests.  Together as a group Messrs. Urstadt, Biddle, and the other directors and executive officers hold approximately 67.2% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A Common Stock.  The ownership limitation may delay or discourage someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in their best interest.

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
•
Any consolidation, merger, share exchange or transfer of all or substantially all of our assets must be approved by (i) a majority of our directors who are currently in office or who are approved or recommended by a majority of our directors who are currently in office (the "Continuing Directors") and (ii) the affirmative vote of holders of our stock representing a majority of all votes entitled to be cast on the matter.

•
Certain provisions of our charter may only be amended by (i) a vote of a majority of our Continuing Directors and (ii) the affirmative vote of holders of our stock representing a majority of all votes entitled to be cast on the matter.

•	The number of directors may be increased or decreased by a vote of our Board of Directors.

In addition, we are subject to various provisions of Maryland law that impose restrictions and require affected persons to follow specified procedures with respect to certain takeover offers and business combinations, including combinations with persons who own 10% or more of our outstanding shares.  These provisions of Maryland law could delay, defer or prevent a transaction or a change of control that our stockholders might deem to be in their best interests.  As permitted by Maryland law, our charter provides that the “business combination” provisions of Maryland law described above will not apply to acquisitions of shares by Mr. Charles J. Urstadt, and our Board of Directors has determined that the provisions will not apply to Mr. Willing L. Biddle, or to Mr. Urstadt’s or Mr. Biddle’s spouses and descendants and any of their affiliates.  Consequently, unless such exemptions are amended or repealed, we may in the future enter into business combinations or other transactions with Mr. Urstadt, Mr. Biddle or any of their respective affiliates without complying with the requirements of the Maryland business combination statute.  Furthermore, shares acquired in a control share acquisition have no voting rights, except to the extent approved by the affirmative vote of two-thirds of all votes entitled to be cast on the matter, excluding all interested shares.  Under Maryland law, "control shares" are those which, when aggregated with any other shares held by the acquiror, allow the acquiror to exercise voting power within specified ranges.  The control share provisions of Maryland law also could delay, defer or prevent a transaction or a change of control which our stockholders might deem to be in their best interests.  As permitted by Maryland law, our bylaws provide that the "control shares" provisions of Maryland law described above will not apply to acquisitions of our stock.  As permitted by Maryland law, our Board of Directors has exclusive power to amend the bylaws and the board could elect to make acquisitions of our stock subject to the “control shares” provisions of Maryland law as to any or all of our stockholders. In view of the common equity securities controlled by Messrs. Urstadt and Biddle, either may control a sufficient percentage of the voting power of our common equity securities to effectively block approval of any proposal which requires a vote of our stockholders.

Our stockholder rights plan could deter a change of control.  We have adopted a stockholder rights plan.  This plan may deter a person or a group from acquiring more than 10% of the combined voting power of our outstanding shares of Common Stock and Class A Common Stock because, after (i) the person or group acquires more than 10% of the total combined voting power of our outstanding Common Stock and Class A Common Stock, or (ii) the commencement of a tender offer or exchange offer by any person (other than us, any one of our wholly owned subsidiaries or any of our employee benefit plans, or certain exempt persons), if, upon consummation of the tender offer or exchange offer, the person or group would beneficially own 30% or more of the combined voting power of our outstanding Common Stock and Class A Common Stock, number of outstanding Common Stock, or the number of outstanding Class A Common Stock, and upon satisfaction of certain other conditions, all other stockholders will have the right to purchase Common Stock and Class A Common Stock of the Company having a value equal to two times the exercise price of the right.  This would substantially reduce the value of the stock owned by the acquiring person.  Our board of directors can prevent the plan from operating by approving the transaction and redeeming the rights.  This gives our board of directors significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in us.  The rights plan exempts acquisitions of Common Stock and Class A Common Stock by Mr. Charles J. Urstadt, Willing L. Biddle, members of their families and certain of their affiliates.

The concentration of our stock ownership or voting power limits our stockholders’ ability to influence corporate matters.  Each share of our Common Stock entitles the holder to one vote.  Each share of our Class A Common Stock entitles the holder to 1/20 of one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.  As of October 31, 2018, Charles J. Urstadt, our Chairman, and Willing L. Biddle, our President and Chief Executive Officer, beneficially owned approximately 19.6% of our outstanding Common Stock and Class A Common Stock, which together represented approximately 66.7% of the voting power of our outstanding common stock.  Messrs. Urstadt and Biddle therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or restricts our stockholders’ ability to influence corporate matters.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Properties

The following table sets forth information concerning each property at October 31, 2018.  Except as otherwise noted, all properties are 100% owned by the Company.

Retail Properties:	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Stamford, CT	1997	1950	2002	374,000	13.6	34	96%	Stop & Shop
Stratford, CT	1988	1978	2005	278,000	29.0	20	100%	Stop & Shop, BJ's
Scarsdale, NY (1)	2004	1958	2010	250,000	14.0	26	97%	ShopRite
New Milford, CT	2002	1972	2010	235,000	20.0	13	98%	Walmart
Riverhead, NY (2)	-	2014	2014	198,000	20.7	4	100%	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	18	98%	Christmas Tree Shops
Carmel, NY (3)	2006	1971	2010	189,000	22.0	35	95%	Tops Markets
Ossining, NY	2000	1978	1998	137,000	11.4	25	99%	Stop & Shop
Somers, NY	-	2002	2003	135,000	26.0	29	96%	Home Goods
Midland Park, NJ	1999	1970	2015	130,000	7.9	29	97%	Kings Supermarket
Carmel, NY	1999	1983	1995	129,000	19.0	17	96%	ShopRite
Pompton Lakes, NJ	2000	1965	2015	125,000	12.0	17	47%	Planet Fitness
Yorktown, NY	1997	1973	2005	121,000	16.4	12	88%	Staples
New Providence, NJ	2010	1965	2013	109,000	7.8	27	100%	Acme Markets
Newark, NJ (4)	-	1995	2008	108,000	8.4	13	95%	Seabra Supermarket
Wayne, NJ	1992	1959	1992	102,000	9.0	41	98%	Whole Foods Market
Newington, NH	1994	1975	1979	102,000	14.3	8	97%	JoAnns Fabrics
Darien, CT	1992	1955	1998	96,000	9.5	23	99%	Stop & Shop
Emerson, NJ	2013	1981	2007	93,000	7.0	11	83%	ShopRite
Stamford, CT (8)	2013	1963 & 1968	2017	87,000	6.7	27	100%	Trader Joes
New Milford, CT	-	1966	2008	81,000	7.6	5	92%	Big Y
Somers, NY	-	1991	1999	80,000	10.8	29	91%	CVS
Montvale, NJ (2)	2010	1965	2013	79,000	9.9	11	89%	The Fresh Market
Orange, CT	-	1990	2003	78,000	10.0	12	96%	Trader Joes
Kinnelon, NJ	2015	1961	2015	77,000	7.5	12	98%	Marshalls
Orangeburg, NY (5)	2014	1966	2012	74,000	10.6	27	87%	CVS
Dumont, NJ (9)	-	1992	2017	74,000	5.5	33	99%	Stop & Shop
Stamford, CT	2000	1970	2016	72,000	9.7	14	94%	ShopRite (Grade A)
New Milford, CT	-	2003	2011	72,000	8.8	11	93%	TJ Max
Eastchester, NY	2013	1978	1997	70,000	4.0	13	100%	Acme Markets
Boonton, NJ	2016	1999	2014	63,000	5.4	10	100%	Acme Markets
Ridgefield, CT	1999	1930	1998	62,000	3.0	40	92%	Keller Williams
Fairfield, CT	-	1995	2011	62,000	7.0	3	100%	Marshalls
Bloomfield, NJ	2016	1977	2014	59,000	5.1	9	96%	Superfresh Supermarket
Yonkers, NY (7)	-	1982	2014	58,000	5.0	13	100%	Acme Markets
Cos Cob, CT	2008	1986	2014	48,000	1.1	35	100%	CVS
Briarcliff Manor, NY	2014	1975	2001	47,000	1.0	17	92%	CVS
Wyckoff, NJ	2014	1971	2015	43,000	5.2	15	92%	Walgreens
Westport, CT	-	1986	2003	40,000	3.0	8	55%	Rio Bravo Restaurant
Old Greenwich, CT	-	1976	2014	39,000	1.4	14	95%	Kings Supermarket
Rye, NY	-	Various	2004	39,000	1.0	20	84%	A&S Deli
Derby, CT	-	2014	2017	39,000	5.3	6	91%	Aldi Supermarket
Passaic, NJ	2016	1974	2017	37,000	2.9	3	16%	Valley National Bank
Danbury, CT	2012	1988	2002	33,000	2.7	6	100%	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4.0	7	95%	Rite Aid
Ossining, NY	2001	1981	1999	29,000	4.0	3	88%	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	27	93%	Katonah Pharmacy
Stamford, CT	1995	1960	2016	27,000	1.1	7	100%	Federal Express
Waldwick, NJ	-	1953	2017	27,000	1.8	11	100%	United States Post Office
Yonkers, NY	1992	1955	2018	27,000	2.7	16	100%	AutoZone
Harrison, NY	-	1970	2015	26,000	1.6	12	97%	Key Foods
Pelham, NY	2014	1975	2006	25,000	1.0	9	100%	Manor Market
Spring Valley, NY (2)	-	1950	2013	24,000	1.6	11	94%	Spring Valley Foods
Eastchester, NY	2014	1963	2012	24,000	2.1	5	100%	CVS
Ridgefield, CT	-	1960	2018	24,000	2.7	8	85%	Asian Fushion Restaurant
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	Rite Aid
Somers, NY	-	1987	1992	19,000	4.9	12	100%	Putnam County Savings Bank
Cos Cob, CT	1970	1947	2013	15,000	0.9	11	100%	Jos. A Bank
Various (6)	-	Various	2013	15,000	3.0	4	75%	Restaurants
Riverhead, NY (2)	-	2000	2014	13,000	2.7	3	100%	Applebee's
Monroe, CT	-	2005	2007	10,000	2.0	6	100%	Starbucks
Greenwich, CT	-	1961	2013	10,000	0.8	6	100%	Cava Mezza Grill
Old Greenwich, CT (8)	2001	1941	2017	8,000	0.8	1	100%	CVS
Fort Lee, NJ	-	1967	2015	7,000	0.4	1	100%	H-Mart
Office Properties & Banks Branches
Greenwich, CT	-	Various	Various	58,000	2.8	16	82%	UBP
Bronxville & Yonkers	-	1960	2008 & 2009	19,000	0.7	4	100%	Peoples Bank , Chase Bank
Bernardsville, NJ	-	1970	2013	14,000	1.1	8	83%	Lab Corp
Chester, NJ	-	1950	2013	9,000	2.0	1	100%	Kinder Care
Stamford, CT (8)	2012	1960	2017	4,000	0.5	1	100%	Chase Bank
New City, NY (10)	-	1973	2018	3,000	1.0	1	100%	Putnam County Savings Bank
				5,134,000	477.2	987

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
(4) A wholly owned subsidiary of the Company is the sole general partner of a partnership that owns this property (84% ownership interest)
(5) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (44.1% ownership interest)
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
(10) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (75.3% ownership interest)

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated properties for leases in place as of October 31, 2018, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rents	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2019 (1)	216	503,614	$12,045,700	13%
2020	106	385,825	9,628,300	10%
2021	124	354,565	10,302,600	11%
2022	113	647,533	15,286,500	16%
2023	86	552,192	14,367,200	15%
2024	50	230,776	6,298,400	6%
2025	43	237,522	5,484,900	6%
2026	35	136,487	3,895,400	4%
2027	40	163,662	4,158,600	4%
2028	36	243,352	5,460,200	6%
Thereafter	36	483,744	8,551,200	9%
	885	3,939,272	$95,479,000	100%

(1)	Represents lease expirations from November 1, 2018 to October 31, 2019 and month-to-month leases.

Item 3.	Legal Proceedings.

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

Holders

At December 31, 2018 (latest date practicable), there were 570 shareholders of record of the Company's Common Stock and 610 shareholders of record of the Class A Common Stock.

Each share of Common Stock entitles the holder to one vote.  Each share of Class A Common Stock entitles the holder to 1/20 of one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock, Class A Common Stock and Series G Cumulative Preferred Stock in open market transactions.  For the three month period ended October 31, 2018, the Company did not repurchase shares of any class of stock under the Program.

Item 6. Selected Financial Data.
(In thousands, except per share data)

	Year Ended October 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total Assets	$1,008,233	$996,713	$931,324	$861,075	$819,005

Revolving Credit Lines and Unsecured Term Loan	$28,595	$4,000	$8,000	$22,750	$40,550

Mortgage Notes Payable and Other Loans	$293,801	$297,071	$273,016	$260,457	$205,147

Preferred Stock Called For Redemption	$-	$-	$-	$-	$61,250

Operating Data:
Total Revenues	$135,352	$123,560	$116,792	$115,312	$102,328

Total Expenses and payments to noncontrolling interests	$100,320	$91,774	$85,337	$88,594	$75,927

Income from Continuing Operations before Discontinued Operations	$42,183	$55,432	$34,605	$50,212	$53,091

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$0.68	$0.92	$0.57	$1.04	$1.22
Common Stock	$0.61	$0.82	$0.50	$0.92	$1.09

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$0.67	$0.90	$0.56	$1.02	$1.19
Common Stock	$0.60	$0.80	$0.49	$0.90	$1.06

Cash Dividends Paid on:
Class A Common Stock	$1.08	$1.06	$1.04	$1.02	$1.01
Common Stock	$0.96	$0.94	$0.92	$0.90	$0.90

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$71,584	$62,995	$62,081	$53,041	$52,519

Investing Activities	$(26,476)	$16,262	$(82,072)	$(106,975)	$(56,228)

Financing Activities	$(43,497)	$(77,854)	$20,639	$(12,472)	$73,793

Funds from Operations (1)	$55,171	$43,203	$43,603	$38,056	$33,032

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this report, the “Special Note Regarding Forward-Looking Statements” in Part I and “Item 1A. Risk Factors.”

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

At October 31, 2018, we owned or had equity interests in 84 properties, which include equity interests we own in six consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.1 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 93.2% was leased (92.7% at October 31, 2017).  Of the properties owned by unconsolidated joint ventures, approximately 96.3% was leased (97.7% at October 31, 2017).

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

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which is only redeemable at our option.  In addition, we have mortgage debt.  We have one $3.2 million mortgage maturing in October 2019, which we believe could easily be refinanced if we so choose or repaid with available cash. Two other mortgages for properties we consolidate and one secured mortgage for a property we have an equity investment in but do not consolidate had mortgages that mature in fiscal 2019.  Those mortgage notes have been refinanced or we have entered into agreements to refinance them.  For further information please see the Financing Strategy section of this Item 7 below. Thereafter, we do not have any additional secured debt maturing until January of 2022.

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

Highlights of Fiscal 2018; Recent Developments

Set forth below are highlights of our recent property acquisitions, other investments, property dispositions and financings:

•
In October 2017, we purchased a promissory note secured by a mortgage on 470 Main Street in Ridgefield, CT (“470 Main”), which comprises part of the Yankee Ridge retail and office mixed-use property.  The note was purchased from the existing lender.  In January 2018, we completed foreclosure of the mortgage and became the owner of 470 Main.  Total consideration paid for the note, including costs, totaled $3.1 million.  470 Main is a 24,200 square foot building with ground and first floor retail and second floor office space.  We funded the note purchase with available cash.

•
In March 2018, we purchased for $13.1 million a 27,000 square foot shopping center located in Yonkers, NY.  We funded the acquisition with available cash, the issuance of unsecured notes payable to the seller (See Note 4 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K), and borrowings on our Unsecured Revolving Credit Facility (“Facility”).

•
In June 2018, the Company purchased a 75.3% equity interest in a joint venture, UB New City I, LLC, in which the Company is the managing member.  The Company's initial investment was $2.4 million.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

•
In August and October 2018, three of the non-managing members in our consolidated joint venture, UB High Ridge, LLC (“High Ridge”) put, in the aggregate, 17,695 Series A units and 34,219 Series B units of High Ridge to us pursuant to the terms of the High Ridge operating agreement.  The total cash redemption amount equaled $1.2 million.  As a result, our ownership percentage of High Ridge increased from 8.8% at inception to 10.9% after the redemptions.  The redemptions were funded with available cash.

•
In October 2018, we entered into a purchase and sale agreement to purchase a 177,000 square foot grocery-anchored shopping center for $12 million located in Putnam County, NY, for which we deposited $1 million with the seller.  In addition, we anticipate having to invest an additional $6 million to $8 million for capital improvements and for re-tenanting at the property.  At October 31, 2018, the property was approximately 73% leased.  We closed on the purchase in December 2018, funding the purchase with available cash and borrowings on our Facility.  We intend to fund the additional investment of $6 million to $8 million with a combination of available cash, borrowings on our Facility and by potentially placing a mortgage on the property.

•
In October 2018, we entered into a commitment to refinance our existing $15 million mortgage secured by our Darien, CT shopping center on March 18, 2019, the first day the Darien mortgage can be repaid without penalty.  The new mortgage will be in the amount of $25 million, have a term of ten years and will require payments of principal and interest at the rate of LIBOR plus 1.65%.  Concurrent with the commitment, we also entered into an interest rate swap with the new lender, which will convert the variable interest rate (based on LIBOR) to a fixed rate of 4.815% per annum.  The fixed interest rate on the existing mortgage is currently 6.55%.

•
In October 2018, we entered into a commitment to refinance our existing $9.2 million mortgage secured by our Newark, NJ shopping center.  We anticipate the refinancing will take place in March 2019, the first month the current mortgage can be repaid without penalty.  The new mortgage will be in the amount of $10 million and has a term of ten years and requires payments of principal and interest at the fixed rate of 4.63%, which is a reduction from the existing fixed interest rate of 6.15%.

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

Leasing

Rollovers

For the fiscal year 2018, we signed leases for a total of 707,000 square feet of predominantly retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 210,000 square feet at an average rental decrease of 11.7% on a cash basis, excluding 16,400 square feet of new leases for which there was no prior rent history available.  The rental decrease for new lease space in fiscal 2018 was predominantly related to a 63,000 square foot supermarket lease in our Newark, NJ property, which was leased at a rental rate 30% below the prior occupied lease rate (see Significant Events with Impacts on Leasing section below).  Renewals for 480,000 square feet of space previously occupied were signed at an average rental increase of 6.5% on a cash basis.

Tenant improvements and leasing commissions averaged $60.85 per square foot for new leases and $16.57 per square foot for renewals for the fiscal year ended 2018. The average term for new leases was 5.7 years and the average term for renewal leases was 4 years.

The rental increases/decreases associated with new and renewal leases generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants.  The comparison between average rent for expiring leases and new leases is determined by including minimum rent paid on the expiring lease and minimum rent to be paid on the new lease in the first year. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, the age of the expiring lease, capital investment made in the space and the specific lease structure. Tenant improvements include the total dollars committed for the improvement (fit-out) of a space as it relates to a specific lease but may also include base building costs (i.e. expansion, escalators or new entrances) that are required to make the space leasable.  Incentives (if applicable) include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

The leases signed in 2018 generally become effective over the following one to two years. There is risk, however, that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financial or other reasons.

In 2019, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for renewal leases and flat to slightly positive increases for new leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete, with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by us to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet, was rejected by A&P in bankruptcy, and we are continuing to market that space for re-lease.  In July 2017, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant, as that operator failed to perform under its lease and was evicted.  We have signed a lease with Whole Foods Market for this location, and we are hopeful that we can deliver the space to the lessee in early fiscal 2019.  The lease required us to obtain municipal approvals, among other things, for a small 2,000 square foot expansion of the shopping center to accommodate the new tenant.  We received these municipal approvals in the fourth quarter of fiscal 2018 and have included this space as leased beginning in this fourth quarter of fiscal 2018.  In February 2018, Tops Markets, LLC filed a voluntary petition under chapter 11 of title 11 of the Bankruptcy Code.  Tops Markets is a tenant at a property owned by an unconsolidated joint venture in which we have a 66.67% ownership interest.  The space is 61,000 square feet and the lease runs through 2026.  In September 2018, Tops Markets assumed the lease and continues to perform under its lease pursuant to its terms.  In May 2018, the grocery tenant occupying 30,600 square feet at our Passaic, NJ property went vacant, the tenant was evicted, and the lease was terminated.  We are currently marketing this space for lease.  As a result of the eviction and lease termination, the intangible assets and liabilities related to that lease were charged to income/expense in the third quarter of fiscal 2018.  As a result we increased base rent on the consolidated income statement by $745,000 in the fiscal year ended October 31, 2018 and we increased amortization expense by $443,000 in the fiscal year ended October 31, 2018.

In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a $3.7 million lease termination payment, which we received and recorded as revenue in the fiscal year ended October 31, 2018.  Also in April 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvements or tenant allowances.

In 2017, Toys R’ Us and Babies R’ Us (“Toys”) filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  Subsequently, Toys determined that it would be liquidating the company.  Toys ground leased 65,700 square feet of space in our Danbury, CT shopping center.  In August 2018, this lease was purchased out of bankruptcy from Toys and assumed by a new owner.  The base lease rate for the 65,700 square foot space is $0 for the duration of the lease, and we did not have any other leases with Toys R’ Us or Babies R’ Us, so the Company’s cash flow was not impacted by the bankruptcy of Toys R’ Us and Babies R’ Us.  As of the date of this report, we have not been informed by the new owner of the lease which operator will occupy the space.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.  For a further discussion about the Company's critical accounting policies, please see Note 1 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview

At October 31, 2018, we had cash and cash equivalents of $10.3 million, compared to $8.7 million at October 31, 2017.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  In fiscal 2018, 2017 and 2016, net cash flow provided by operations amounted to $71.6 million, $63.0 million and $62.1 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the years ended October 31, 2018 and 2017 totaled $41.6 million and $40.6 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our six consolidated joint venture entities, UB Ironbound, L.P., UB McLean, LLC, UB Orangeburg, LLC, High Ridge, UB Dumont I, LLC and UB New City I, LLC, have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our leverage low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. In fiscal 2018, we paid approximately $8.2 million for property improvements, tenant improvements and leasing commission costs (approximately $5.3 million representing property improvements and approximately $2.9 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $5.0 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during fiscal 2019.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $293.8 million consist of $1.7 million in variable rate debt with an interest rate of 4.91% as of October 31, 2018 and $292.1 million in fixed-rate mortgage loan and unsecured note indebtedness with a weighted average interest rate of 4.19% at October 31, 2018.  The mortgages are secured by 26 properties with a net book value of $558 million and have fixed rates of interest ranging from 3.5% to 6.6%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

In addition, at October 31, 2018, we had $28.6 million of variable-rate debt consisting of draws on our Facility (see below) that was not fixed through an interest rate swap or otherwise. See “Item 7.A. Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 35% and a fixed charge coverage ratio of over 3.62 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 51 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At October 31, 2018, we had borrowing capacity of $70.8 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on these and other restrictions.

Unsecured Revolving Credit Facility and Other Property Financings

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, BMO and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or BNY Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of October 31, 2018, $70.8 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  As discussed above, the principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at October 31, 2018.

During the year ended October 31, 2018, we borrowed $33.6 million on our Facility for property acquisitions, to fund capital improvements to our properties and for general corporate purposes. For the year ended October 31, 2018 we repaid $9 million of borrowings on our Facility with available cash.

See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a further description of mortgage financing transactions in fiscal 2018.

Net Cash Flows from Operating Activities

Increase from fiscal 2017 to 2018:

The increase in operating cash flows was primarily due to our properties generating additional operating income in the fiscal year ended October 31, 2018 when compared with the corresponding prior period.  This additional operating income was predominantly from properties acquired in fiscal 2017 and fiscal 2018 and lease termination income of $3.8 million received in fiscal 2018 versus $2.4 million in fiscal 2017.

Increase from fiscal 2016 to 2017:

The increase in operating cash flows was primarily due to our generating additional operating income for the year ended October 31, 2017 from properties acquired in fiscal 2016 and 2017 and the receipt of a lease termination payment in the amount of $2.1 million from a former tenant whose lease was terminated in July 2017 offset by an increase in tenant receivables in fiscal 2017 when compared with fiscal 2016.

Net Cash Flows from Investing Activities

Decrease from fiscal 2017 to 2018:

The decrease in net cash flows used in investing activities in fiscal 2018 when compared to fiscal 2017 was the result of our selling two properties in fiscal 2017, which generated proceeds of $45.3 million.  We did not sell any properties in fiscal 2018.  In addition, we had provided $13.5 million in mortgage financing to a shopping center we did not own in fiscal 2016.  That loan was repaid to us in fiscal 2017.  This net increase in cash used in investing activities was offset by expending $23.7 million less on property acquisitions in fiscal 2018 when compared with the corresponding prior period.

Increase from fiscal 2016 to 2017:

The increase in net cash flows provided by investing activities in fiscal 2017 when compared to fiscal 2016 was the result of the Company selling its White Plains, NY property and a single tenant property located in Fairfield, CT in fiscal 2017 and generating net proceeds of $45.3 million on those sales.  In addition, we expended $11.8 million less for improvements to our investment properties in fiscal 2017 when compared to fiscal 2016.  This increase was further accentuated by our acquiring four properties and investing in two joint ventures, which we consolidate, that acquired four properties in fiscal 2017 for a total equity investment of $30.6 million as compared with fiscal 2016, during which we acquired two investment properties requiring $58.7 million of equity capital.  The increase was further bolstered by the repayment of our one mortgage note receivable by the borrower in the amount of $13.5 million in fiscal 2017.  This note was funded in fiscal 2016.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Net Cash Flows from Financing Activities

Cash generated:

Fiscal 2018: (Total $43.8 million)
•Proceeds from revolving credit line borrowings in the amount of $33.6 million.
•Procceds from mortage financing of $10 million

Fiscal 2017: (Total $213.5 million)
•Proceeds from mortgage note payable in the amount of $50 million.
•Proceeds from revolving credit line borrowings in the amount of $52 million.
•Proceeds from the issuance of Series H Preferred Stock in the amount of $111.3 million.

Fiscal 2016: (Total $159.5 million)
• Proceeds from issuance of Class A Common Stock in the amount of $73.7 million.
•Proceeds from revolving credit line borrowings in the amount of $52.0 million.
•Proceeds from mortgage financings in the amount of $33.7 million.

Cash used:

Fiscal 2018: (Total $87.3 million)
•Dividends to shareholders in the amount of $53.9 million.
•Repayment of mortgage notes payable in the amount of $24.1 million.
• Repayment of revolving credit line borrowings in the amount of $9 million.

Fiscal 2017: (Total $291.4 million)
•Dividends to shareholders in the amount of $55.6 million.
•Repayment of mortgage notes payable in the amount of $43.7 million.
•Repayment of revolving credit line borrowings in the amount of $56 million.
•Redemption of preferred stock in the amount of $129.4 million.

Fiscal 2016: (Total $138.9 million)
•Dividends to shareholders in the amount of $51.4 million.
•Repayment of mortgage notes payable in the amount of $20.7 million.
•Repayment of revolving credit line borrowings in the amount of $66.8 million.

Results of Operations

Fiscal 2018 vs. Fiscal 2017

The following information summarizes our results of operations for the years ended October 31, 2018 and 2017 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2018	2017	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 1)
Base rents	$95,902	$88,383	$7,519	8.5%	$5,624	$1,895
Recoveries from tenants	31,144	28,676	2,468	8.6%	1,444	1,024
Lease termination	3,795	2,432	1,363	56.0%	(2,148)	3,511
Other income	4,511	4,069	442	10.9%	(198)	640

Operating Expenses
Property operating	22,009	20,074	1,935	9.6%	1,133	802
Property taxes	21,167	19,621	1,546	7.9%	833	713
Depreciation and amortization	28,324	26,512	1,812	6.8%	1,895	(83)
General and administrative	9,223	9,183	40	0.4%	n/a	n/a

Non-Operating Income/Expense
Interest expense	13,678	12,981	697	5.4%	646	51
Interest, dividends, and other investment income	350	356	(6)	-1.7%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2018 and 2017 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues

Base rents increased by 8.5% to $95.9 million in fiscal 2018, as compared with $88.4 million in the comparable period of 2017.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2017, we purchased four properties totaling 114,700 square feet of GLA, invested in two joint ventures that own four properties totaling 173,600 square feet, whose operations we consolidate, and sold two properties totaling 203,800 square feet.  In fiscal 2018, we purchased three properties totaling 53,700 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in fiscal year ended October 31, 2018 when compared with fiscal 2017.

Properties Held in Both Periods:

Revenues

Base Rents
The increase in base rents for properties owned in both periods was predominantly attributable to new leasing activity at several properties held in both periods that created a positive variance in base rents.  This positive variance in base rents was accentuated by our writing off $633,000 in accrued straight-line rent in the third quarter of fiscal 2017 relating to a tenant who had occupied a 36,000 square foot grocery space at our Valley Ridge property.  This tenant failed to perform under its lease, and the lease was terminated in the third quarter of fiscal 2017.  See “Significant Events with Impact on Leasing” in this Item 7.

In fiscal 2018, the Company leased or renewed approximately 707,000 square feet (or approximately 16% of total consolidated property leasable area).  At October 31, 2018, the Company’s consolidated properties were approximately 93.2% leased (92.7% leased at October 31, 2017).

Tenant Recoveries
For the year ended October 31, 2018, recoveries from tenants for properties owned in both periods, which represents reimbursements from tenants for operating expenses and property taxes, increased by $1.0 million.  This increase was the result of increases in both property operating expenses and property tax expense in the consolidated portfolio for properties owned in fiscal 2018 when compared with the corresponding prior period.  The increases in property operating expenses were related to increased costs for snow removal, roof repairs and parking lot repairs at our properties, and the increases in property tax expenses were related to increases in property tax assessments.

Lease Termination Income
In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a one-time $3.7 million lease termination payment, which we received and recorded as revenue in the fiscal year ended October 31, 2018.  Also, in March 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvement allowances or landlord work.

Expenses

Property operating expenses for properties owned in both fiscal year 2018 and 2017 increased by $802,000.  This increase was predominantly the result of increased costs for snow removal, roof repairs and parking lot repairs at our properties.

Real estate taxes for properties owned in both fiscal year 2018 and 2017 increased by $713,000 as a result of normal tax assessment increases at some of our properties.

Interest expense for properties owned in both fiscal year 2018 and 2017 increased by $51,000 as a result of an increase in corporate interest expense on the Company’s unsecured revolving credit facility as a result of having more principal outstanding in fiscal 2018 versus fiscal 2017. This increase was partially offset by the recapitalizing of our largest mortgage, which is secured by our Ridgeway Shopping Center, after the second quarter of fiscal 2017.  The Ridgeway interest rate was reduced from 5.52% to 3.398%, which caused a reduction of interest expense, this reduction was partially offset by the Company increasing the principal outstanding on the mortgage from $44 million to $50 million.

Depreciation and amortization expense for properties owned in both fiscal year 2018 and 2017 was relatively unchanged in fiscal 2018 when compared with fiscal 2017.

General and Administrative Expenses

General and administrative expense for the year ended October 31, 2018, when compared with the year ended October 31, 2017 was relatively unchanged.

Fiscal 2017 vs. Fiscal 2016

The following information summarizes our results of operations for the years ended October 31, 2017 and 2016 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2017	2016	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 2)
Base rents	$88,383	$87,172	$1,211	1.4%	$1,539	$(328)
Recoveries from tenants	28,676	25,788	2,888	11.2%	1,950	938
Lease termination	2,432	619	1,813	292.9%	2,148	(335)
Other income	4,069	3,213	856	26.6%	155	701

Operating Expenses
Property operating	20,074	18,717	1,357	7.3%	720	637
Property taxes	19,621	18,548	1,073	5.8%	641	432
Depreciation and amortization	26,512	23,025	3,487	15.1%	2,302	1,185
General and administrative	9,183	9,284	(101)	(1.1)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	12,981	12,983	(2)	0.0%	1,098	(1,100)
Interest, dividends, and other investment income	356	242	114	47.1%	n/a	n/a

Note 2 – Properties held in both periods includes only properties owned for the entire periods of 2017 and 2016 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

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

Properties Held in Both Periods:

Revenues

Base Rent
The decrease in base rents for properties owned in both periods was caused predominantly by a slight reduction in the percentage of the portfolio that was leased in fiscal 2017 when compared with fiscal 2016.

In fiscal 2017, the Company leased or renewed approximately 650,000 square feet (or approximately 15.0% of total consolidated property leasable area).  At October 31, 2017, the Company’s consolidated properties were approximately 92.7% leased (93.3% leased at October 31, 2016).

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

Interest expense for properties owned in both fiscal year 2017 and 2016 decreased by $1.1 million as a result of the refinancing of our largest mortgage in July 2017.  In July 2017 we refinanced our mortgage loan secured by our Stamford, CT property and although the principal increased from $44 million to $50 million, the interest rate was reduced from 5.52% to 3.398% per annum.  In addition, we repaid our mortgage at our Bloomfield, NJ property after the second quarter of fiscal 2016.  In addition, the reduction was accentuated by normal recurring amortization payments on our portfolio of mortgages, which reduces interest expense in fiscal 2017 when compared with fiscal 2016 for the same mortgages.

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

Funds from Operations

We consider Funds from Operations (“FFO”) to be an additional measure of our operating performance.  We report FFO in addition to net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with GAAP) excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2018, 2017 and 2016 (amounts in thousands):

	Year Ended October 31,
	2018	2017	2016

Net Income Applicable to Common and Class A Common Stockholders	$25,217	$33,898	$19,436

Real property depreciation	22,139	20,505	18,866
Amortization of tenant improvements and allowances	4,039	4,448	3,517
Amortization of deferred leasing costs	2,057	1,468	557
Depreciation and amortization on unconsolidated joint ventures	1,719	1,618	1,589
(Gain)/loss on sale of properties	-	(18,734)	(362)

Funds from Operations Applicable to Common and Class A Common Stockholders	$55,171	$43,203	$43,603

FFO amounted to $55.2 million in fiscal 2018, compared to $43.2 million in fiscal 2017 and $43.6 million in fiscal 2016.

The net increase in FFO in fiscal 2018 when compared with fiscal 2017 was predominantly attributable, among other things, to: (i) the additional net income generated from properties acquired in fiscal 2017 and fiscal 2018; (ii) a decrease in preferred stock dividends of $2.7 million as a result of redeeming our Series F preferred stock in October 2017 and replacing it with Series H preferred stock, which has a lower dividend rate and a smaller issuance amount by $14.4 million; and (iii) $3.8 million in lease termination income in the second quarter of fiscal 2018 for a tenant that terminated its lease with us early versus $2.4 million in lease termination income in fiscal 2017 for a tenant that terminated its lease with us early.  This increase was partially offset by (iv) a $548,000 decrease in interest income generated as a result of the one mortgage receivable we had outstanding for most of fiscal 2017, which was repaid in October 2017.

The net decrease in FFO in fiscal 2017 when compared with fiscal 2016 was predominantly attributable, among other things to; (a) $4.1 million in preferred stock redemption charges in fiscal 2017 related to the company redeeming its Series F preferred stock in October 2017, there were no preferred stock redemption charges in fiscal 2016.  This decrease was offset by (b) the additional net income generated from properties acquired in the second half of fiscal 2016 and properties acquired in fiscal 2017; (c) a reduction in the charge for bad debt expense in the amount of $578,000 in fiscal 2017 versus fiscal 2016; (d) interest income generated from a $13.5 million mortgage originated in the fourth quarter of fiscal 2016, which was not repaid until October of fiscal 2017; (e) a $1.8 million increase in lease termination income in fiscal 2017 versus fiscal 2016 related to the lease termination of the only lease at our Fairfield, CT property in the third quarter of fiscal 2017;  and (f) a $412,000 reduction in acquisition costs in fiscal 2017 versus fiscal 2016 as a result of an accounting change that became effective for us on the first day of fiscal 2017 which changes how costs related to investment property acquisitions are accounted for.

Off-Balance Sheet Arrangements

We have seven off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in the Putnam Plaza Shopping Center,

•	an 11.642% equity interest in the Midway Shopping Center L.P.,

•	a 50% equity interest in the Chestnut Ridge Shopping Center and Plaza 59 Shopping Centers,

•	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee’s Plaza, and

•	a 20% economic interest in a partnership that owns a suburban office building with ground level retail.

These unconsolidated joint ventures are accounted for under the equity method of accounting, as we have the ability to exercise significant influence over, but not control of, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 6 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g. guarantees against fraud, misrepresentation and bankruptcy) on certain loans of the joint ventures.  The below table details information about the outstanding non-recourse mortgage financings on our unconsolidated joint ventures (amounts in thousands):

		Principal Balance
Joint Venture Description	Location	Original Balance	At October 31, 2018	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$27,538	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,900	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$12,373	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$1,300	$1,005	5.98%	Aug-2026
Applebee's Plaza	Riverhead, NY	$1,000	$887	3.38%	Aug-2026

In October 2018, the mortgage secured by the Putnam Plaza property above was refinanced.  The new loan has a term of ten years and requires payments of principal and interest at the rate of LIBOR plus 1.65%.  Concurrent with the refinancing, the owners of Putnam plaza entered into an interest rate swap agreement that is conterminous with the maturity of the mortgage.  The interest rate swap agreement converts the variable interest rate on the note to a fixed interest rate of 4.81%.

Contractual Obligations

Our contractual payment obligations as of October 31, 2018 were as follows (amounts in thousands):

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgage notes payable and other loans	$293,801	$33,241	$6,032	$6,391	$55,067	$5,269	$187,801
Interest on mortgage notes payable	62,814	11,857	10,636	10,276	9,068	7,619	13,358
Revolving credit lines	28,595	-	-	-	28,595	-	-
Property acquisitions	12,000	12,000	-	-	-	-	-
Tenant obligations*	4,993	4,993	-	-	-	-	-
Total Contractual Obligations	$402,203	$62,091	$16,668	$16,667	$92,730	$12,888	$201,159

*Committed tenant-related obligations based on executed leases as of October 31, 2018.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of October 31, 2018, we had total mortgage debt and other notes payable of $293.8 million, $292.1 million for which interest was based on fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts and $1.7 million of which interest was based on a variable rate (see below).

Our fixed-rate debt presents inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of October 31, 2018, we had seven open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Orangeburg, NY, Stamford, CT, Greenwich CT and Dumont, NJ.  The Rye swaps expire in October 2019, the Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026 and the Dumont, NJ swap expires in 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.
At October 31, 2018, we had $28.6 million of borrowings outstanding on our Facility, which bears interest at Libor plus 1.35%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate borrowing on the Facility would increase by $286,000 per annum.
In addition, we purchased a property in March of fiscal 2018 and financed a portion of the purchase price with unsecured notes held by the seller of the property.  The unsecured notes require the payment of interest only.  $1.5 million of the notes bear interest at a fixed rate of 5.05% and $1.7 million of the notes bear interest at a variable rate of interest based on the level of our Class A Common stock dividend, currently 4.91% as of October 31, 2018.  If the level of our Class A Common dividend rises, it will increase the interest rate on the $1.7 million in notes.

The following table sets forth the Company’s long-term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2018 (amounts in thousands, except weighted average interest rate):

	For the Fiscal Year Ended October 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Estimated Fair Value
Mortgage notes payable and other loans	$33,241	$6,032	$6,391	$55,067	$5,269	$187,801	$293,801	$280,563

Weighted average interest rate for debt maturing	6.11%	n/a	n/a	4.42%	n/a	3.88%	4.19%

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item, together with the reports of the Company's independent registered public accounting firm thereon and the supplementary financial information required by this Item, are included under Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2018 and 2017.

Item 9A.	Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2018, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2018.  The Company's independent registered public accounting firm, PKF O'Connor Davies, LLP has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Urstadt Biddle Properties Inc.

Opinion on Internal Control over Financial Reporting

We have audited Urstadt Biddle Properties Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2018, and our report dated January 10, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PKF O'Connor Davies, LLP

January 10, 2019
New York, New York

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2019 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions “Election of Directors”, “Information Concerning Continuing Directors and Executive Officers”, “Corporate Governance and Board Matters”, “Section 16(a) Beneficial Ownership Reporting Compliance” and other information included in the Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers (the “Code of Ethics”) that is available at the Investors/Governance/Governance Documents section of our website at www.ubproperties.com.  A copy of the Code of Ethics is available in print, free of charge, to stockholders upon request to us at the following address:

Attention:  Corporate Secretary
321 Railroad Avenue
Greenwich, CT 06830

We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Ethics by posting such information on our web site.

Item 11.     Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2019 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, and as part of the executive compensation and director related compensation tables and other information included in the Proxy Statement, and is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2019 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions, “Equity Compensation Plans”, “Security Ownership of Certain Beneficial Owners and Management” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2019 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Corporate Governance and Board Matters”, “Certain Relationships and Related Party Transactions” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 21, 2019 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption “Fees Billed by Independent Registered Public Accounting Firm” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

A. Index to Financial Statements and Financial Statement Schedules

1. Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 27 are filed as part of this Annual Report.

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

(n)  Articles Supplementary of the Corporation, dated August 13, 2018, classifying the Company’s Series I Participating Preferred Shares (incorporated by reference to exhibit 3.1(a) of the Company’s Current Report on Form 8-K filed on August 13, 2018 (SEC File No. 001-12803)).

(o)  Articles Supplementary of the Corporation, dated August 13, 2018, classifying the Company’s Series J Participating Preferred Shares (incorporated by reference to exhibit 3.1(b) of the Company’s Current Report on Form 8-K filed on August 13, 2018 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 11, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 16, 2014 (SEC File No. 001-12803)).

4.1	Common Stock: See Exhibits 3.1 (a)-(o) hereto.

4.2
Rights Agreement between the Company and Computershare Inc., as Rights Agent, dated as of August 13, 2018 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on August 13, 2018 (SEC File No. 001-12803)).

4.3	Series G Preferred Shares: See Exhibits 3.1 (a)-(o) hereto.

4.4	Series H Preferred Shares: See Exhibits 3.1 (a)-(0) hereto.

4.5	Series I Preferred Shares: See Exhibits 3.1 (a)-(o) hereto.

4.6	Series J Preferred Shares: See Exhibits 3.1 (a)-(o) hereto.
10.1
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016 (SEC File No. 001-12803)). #

10.2
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended October 31, 201 (SEC File No. 001-12803)).#

10.3
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Director) (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended October 31, 201 (SEC File No. 001-12803)).#

10.4
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Non-Employee Director)(incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended October 31, 201 (SEC File No. 001-12803)).#

10.5
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Chairman Emeritus) (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended October 31, 201 (SEC File No. 001-12803)).#

10.6
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

10.7
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 15, 2008 (SEC File No. 001-12803)).#

10.8
Change in Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 17, 2008 (SEC File No. 001-12803)).#

10.9
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on March 31, 2014 (SEC File No. 001-12803)). #

10.10	Change in Control Agreement, dated June 7, 2016, between the Company and Miyun Sung.* #

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

10.13
First Amendment, dated February 28, 2018, to the Amended and Restated Credit Agreement dated August 23, 2016 by and among the Company, The Bank of New York Mellon, as Administrative Agent, and BMO Capital Markets, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Syndication Agent, and the lenders named therein (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on March 9, 2018 (SEC File No. 001-12803)).

10.14
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

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.*

#	Management contract, compensation plan arrangement.
*	Filed herewith.
**	Furnished herewith.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2018	October 31, 2017
ASSETS
Real Estate Investments:
Real Estate – at cost	$1,118,075	$1,090,402
Less: Accumulated depreciation	(218,653)	(195,020)
	899,422	895,382
Investments in and advances to unconsolidated joint ventures	37,434	38,049
	936,856	933,431

Cash and cash equivalents	10,285	8,674
Restricted cash	2,540	2,306
Marketable securities	5,567	-
Tenant receivables	22,607	19,632
Prepaid expenses and other assets	19,927	20,803
Deferred charges, net of accumulated amortization	10,451	11,867
Total Assets	$1,008,233	$996,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$28,595	$4,000
Mortgage notes payable and other loans	293,801	297,071
Accounts payable and accrued expenses	3,900	4,200
Deferred compensation – officers	72	96
Other liabilities	21,466	22,755
Total Liabilities	347,834	328,122

Redeemable Noncontrolling Interests	78,258	81,361

Commitments and Contingencies

Stockholders' Equity:
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,822,006 and 9,664,778 shares issued and outstanding	99	97
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,814,814 and 29,728,744 shares issued and outstanding	298	297
Additional paid in capital	518,136	514,217
Cumulative distributions in excess of net income	(133,858)	(120,123)
Accumulated other comprehensive income	7,466	2,742
Total Stockholders' Equity	582,141	587,230
Total Liabilities and Stockholders' Equity	$1,008,233	$996,713

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2018	2017	2016
Revenues
Base rents	$95,902	$88,383	$87,172
Recoveries from tenants	31,144	28,676	25,788
Lease termination	3,795	2,432	619
Other	4,511	4,069	3,213
Total Revenues	135,352	123,560	116,792

Expenses
Property operating	22,009	20,074	18,717
Property taxes	21,167	19,621	18,548
Depreciation and amortization	28,324	26,512	23,025
General and administrative	9,223	9,183	9,284
Provision for tenant credit losses	859	583	1,161
Acquisition costs	-	-	412
Directors' fees and expenses	344	321	318
Total Operating Expenses	81,926	76,294	71,465

Operating Income	53,426	47,266	45,327

Non-Operating Income (Expense):
Interest expense	(13,678)	(12,981)	(12,983)
Equity in net income from unconsolidated joint ventures	2,085	2,057	2,019
Interest, dividends and other investment income	350	356	242
Gain on sale of properties	-	18,734	-
Net Income	42,183	55,432	34,605

Noncontrolling interests:
Net income attributable to noncontrolling interests	(4,716)	(2,499)	(889)
Net income attributable to Urstadt Biddle Properties Inc.	37,467	52,933	33,716
Preferred stock dividends	(12,250)	(14,960)	(14,280)
Redemption of preferred stock	-	(4,075)	-
Net Income Applicable to Common and Class A Common Stockholders	$25,217	$33,898	$19,436

Basic Earnings Per Share:
Per Common Share	$0.61	$0.82	$0.50
Per Class A Common Share	$0.68	$0.92	$0.57

Diluted Earnings Per Share:
Per Common Share	$0.60	$0.80	$0.49
Per Class A Common Share	$0.67	$0.90	$0.56

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2018	2017	2016

Net Income	$42,183	$55,432	$34,605

Other comprehensive income:
Change in unrealized gain on marketable equity securities	569	-	-
Change in unrealized gain (loss) on interest rate swaps	4,155	4,045	(73)

Total comprehensive income	46,907	59,477	34,532
Comprehensive income attributable to noncontrolling interests	(4,716)	(2,499)	(889)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	42,191	56,978	33,643
Preferred stock dividends	(12,250)	(14,960)	(14,280)
Redemption of preferred stock	-	(4,075)	-

Total comprehensive income applicable to Common and Class A Stockholders	$29,941	$37,943	$19,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$42,183	$55,432	$34,605
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	28,324	26,512	23,025
Straight-line rent adjustment	(957)	(507)	(1,902)
Provisions for tenant credit losses	859	583	1,161
Restricted stock compensation expense and other adjustments	4,085	3,956	4,442
Deferred compensation arrangement	(24)	(35)	(26)
Gain on sale of properties	-	(18,734)	-
Equity in net (income) of unconsolidated joint ventures	(2,085)	(2,057)	(2,019)
Distributions of operating income from unconsolidated joint ventures	2,085	2,057	2,019
Changes in operating assets and liabilities:
Tenant receivables	(956)	(825)	4,203
Accounts payable and accrued expenses	161	3,635	1,464
Other assets and other liabilities, net	(1,857)	(6,740)	(5,057)
Restricted Cash	(234)	(282)	166
Net Cash Flow Provided by Operating Activities	71,584	62,995	62,081

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(6,910)	(30,599)	(58,737)
Investments in and advances to unconsolidated joint ventures	-	(158)	(700)
Acquisitions of noncontrolling interests	(1,220)	-	-
Investment in mortgage note	-	-	(13,500)
Repayment of mortgage note	-	13,500	-
Deposits on acquisition of real estate investments	(1,000)	(715)	(750)
Returns of deposits on real estate investments	-	500	640
Improvements to properties and deferred charges	(8,184)	(9,676)	(21,462)
Net proceeds from sale of properties	-	45,438	-
Deposits received on sale of property	-	-	11,900
Purchases of securities available for sale	(4,999)	-	-
Distributions to noncontrolling interests	(4,716)	(2,499)	(889)
Return of capital from unconsolidated joint ventures	553	471	1,426
Net Cash Flow Provided by (Used in) Investing Activities	(26,476)	16,262	(82,072)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(41,626)	(40,596)	(37,092)
Dividends paid -- Preferred Stock	(12,250)	(14,960)	(14,280)
Amortization payments on mortgage notes payable	(6,427)	(6,776)	(20,744)
Proceeds from mortgage note payable and other loans	10,000	50,000	33,663
Repayment of mortgage notes payable and other loans	(17,624)	(43,675)	-
Proceeds from revolving credit line borrowings	33,595	52,000	52,000
Sales of additional shares of Common and Class A Common Stock	196	200	73,842
Repayments on revolving credit line borrowings	(9,000)	(56,000)	(66,750)
Repurchase of shares of Class A Common Stock	(120)	-	-
Shares withheld for employee taxes	(241)	-	-
Net proceeds from issuance of Preferred Stock	-	111,328	-
Redemption of preferred stock including restricted cash	-	(129,375)	-
Net Cash Flow Provided by (Used in) Financing Activities	(43,497)	(77,854)	20,639

Net Increase In Cash and Cash Equivalents	1,611	1,403	648
Cash and Cash Equivalents at Beginning of Year	8,674	7,271	6,623

Cash and Cash Equivalents at End of Year	$10,285	$8,674	$7,271

The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances - October 31, 2015	5,175,000	$129,375	3,000,000	$75,000	-	$-	9,350,885	$94	26,370,216	$264	$431,411	$(94,136)	$(1,230)	$540,778
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	19,436	-	19,436
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(73)	(73)
Cash dividends paid :
Common stock ($0.92 per share)	-	-	-	-	-	-	-	-	-	-	-	(8,745)	-	(8,745)
Class A common stock ($1.04 per share)	-	-	-	-	-	-	-	-	-	-	-	(28,348)	-	(28,348)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,988	-	5,854	-	219	-	-	219
Shares issued under restricted stock plan	-	-	-	-	-	-	152,100	2	95,600	1	(3)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(650)	-	-	-	-	-
Issuance of Class A Common stock	-	-	-	-	-	-	-	-	3,162,500	31	73,623	-	-	73,654
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,410	-	-	4,410
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(2,298)	-	(2,298)
Balances - October 31, 2016	5,175,000	129,375	3,000,000	75,000	-	-	9,507,973	96	29,633,520	296	509,660	(114,091)	(1,303)	599,033
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	33,898	-	33,898
Change in unrealized gain (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	4,045	4,045
Cash dividends paid :
Common stock ($0.94 per share)	-	-	-	-	-	-	-	-	-	-	-	(9,082)	-	(9,082)
Class A common stock ($1.06 per share)	-	-	-	-	-	-	-	-	-	-	-	(31,514)	-	(31,514)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,705	-	5,399	-	200	-	-	200
Shares issued under restricted stock plan	-	-	-	-	-	-	152,100	1	96,225	1	(2)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(6,400)	-	-	-	-	-
Issuance of Series H Preferred Stock	-	-	-	-	4,600,000	115,000	-	-	-	-	(3,672)	-	-	111,328
Redemption of Series F Preferred Stock	(5,175,000)	(129,375)	-	-	-	-	-	-	-	-	4,075	-	-	(125,300)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	3,956	-	-	3,956
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	666	-	666
Balances - October 31, 2017	-	-	3,000,000	75,000	4,600,000	115,000	9,664,778	97	29,728,744	297	514,217	(120,123)	2,742	587,230
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	25,217	-	25,217
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	-	-	569	569
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	4,155	4,155
Cash dividends paid :
Common stock ($0.96 per share)	-	-	-	-	-	-	-	-	-	-	-	(9,426)	-	(9,426)
Class A common stock ($1.08 per share)	-	-	-	-	-	-	-	-	-	-	-	(32,200)	-	(32,200)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,528	-	5,766	-	197	-	-	197
Shares issued under restricted stock plan	-	-	-	-	-	-	152,700	2	102,800	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	(10,886)	-	(240)	-	-	(240)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(4,950)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	-	-	4,085	-	-	4,085
Repurchase of Class A Common stock	-	-	-	-	-	-	-	-	(6,660)	-	(120)	-	-	(120)
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	2,674	-	2,674
Balances - October 31, 2018	-	$-	3,000,000	$75,000	4,600,000	$115,000	9,822,006	$99	29,814,814	$298	$518,136	$(133,858)	$7,466	$582,141

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2018

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2018, the Company owned or had equity interests in 84 properties containing a total of 5.1 million square feet of gross leasable area ("GLA").

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

The Company follows the provisions of ASC Topic 740, “Income Taxes,” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2018.  As of October 31, 2018, the fiscal tax years 2014 through and including 2017 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

The combined operating results of the White Plains Property and Fairfield Property, which are included in continuing operations, were as follows (amounts in thousands):

	Year Ended October 31,
	2018	2017	2016
Revenues	$-	$2,279	$5,604
Property operating expense	-	(331)	(1,330)
Depreciation and amortization	-	(90)	(476)
Net Income (loss)	$-	$1,858	$3,798

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $4,901,000 and $4,279,000 as of October 31, 2018 and 2017, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at October 31, 2018.

Revenue Recognition
Our leases with tenants are classified as operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2018 and 2017, approximately $18,375,000 and $17,349,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

In April 2018, the Company entered into a lease termination agreement with a tenant at its Ferry Plaza property located in Newark, NJ.  The agreement provided that the tenant pay the Company $3.7 million in exchange for the tenant to be released from all future obligations under its lease.  The Company received payment in April 2018 and has recorded the payment received as lease termination income in its consolidated statements of income for the fiscal year ended October 31, 2018, as the payment met all of the revenue recognition conditions under U.S. GAAP.

In July 2017, the Company entered into a lease termination agreement with the single tenant of its property located in Fairfield, CT, which was purchased in the second quarter of fiscal 2017, so the Company could sell the property vacant.  The agreement provided that the tenant pay the Company $3.2 million in exchange for the tenant to be released from all future obligations under its lease.  The Company received payment in July 2017 and has recorded the payment received as lease termination income in its consolidated statements of income for the year ended October 31, 2017, as the payment met all of the revenue recognition conditions under U.S. GAAP.  In addition, when the aforementioned property was acquired, the Company allocated $1.2 million of the consideration paid to acquire the asset to this over-market lease (see note 3).  As a result of this termination, the Company wrote-off the remaining $1.2 million asset as a reduction of lease termination income for the year ended October 31, 2017.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2018 and 2017, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $4,800,000 and $4,543,000, respectively.

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

Marketable Securities

Marketable equity securities are carried at fair value based upon quoted market prices in active markets. The Company has classified its marketable securities as available for sale. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity until realized. The change in the unrealized net holding gains (losses) is reflected as comprehensive income (Loss).

In February and March 2018, the Company purchased approximately $5.0 million of REIT securities with available cash.

The Company individually reviews and evaluates its marketable securities for impairment on a quarterly basis or when events or circumstances occur. The Company considers, among other things, credit aspects of the issuer, amount of decline in fair value over cost and length of time in a continuous loss position.  The Company normally holds REIT securities on a long-term basis and has the ability and intent to hold securities to recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recognized in earnings and the cost basis of the individual security is written down to fair value as the new cost basis.  As of October 31, 2018, the Company's investment in REIT securities consists of an investment in one issuer and the aggregate fair value of the Company's investment is above the Company's cost.

The unrealized gain at October 31, 2018 and October 31, 2017 is detailed below (in thousands):

	Fair Market Value	Cost Basis	Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)
October 31, 2018
REIT Securities	$5,567	$4,998	$569	$569	$-

October 31, 2017
REIT Securities	$-	$-	$-	$-	$-

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

As of October 31, 2018, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2018, the Company had approximately $97.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.74% per annum.  As of October 31, 2018 and 2017, the Company had a deferred liability of  $114,000 and $574,000, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets) and a deferred asset of $7,011,000 and $3,316,000, respectively (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swap are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains/(losses) on marketable securities classified as available-for-sale and unrealized gains and losses on interest rate swaps designated as cash flow hedges. At October 31, 2018, accumulated other comprehensive income consisted of net unrealized gains on marketable securities classified as available for sale of $569,000 and net unrealized gains on interest rate swap agreements of $6.9 million.  At October 31, 2017, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $2.7 million. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2018	2017	2016
Numerator
Net income applicable to common stockholders – basic	$5,173	$6,857	$4,142
Effect of dilutive securities:
Restricted stock awards	259	376	236
Net income applicable to common stockholders – diluted	$5,432	$7,233	$4,378
Denominator
Denominator for basic EPS-weighted average common shares	8,517	8,383	8,241
Effect of dilutive securities:
Restricted stock awards	597	643	669
Denominator for diluted EPS – weighted average common equivalent shares	9,114	9,026	8,910

Numerator
Net income applicable to Class A common stockholders – basic	$20,044	$27,041	$15,294
Effect of dilutive securities:
Restricted stock awards	(259)	(376)	(236)
Net income applicable to Class A common stockholders – diluted	$19,785	$26,665	$15,058

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,335	29,317	26,921
Effect of dilutive securities:
Restricted stock awards	178	186	191
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,513	29,503	27,112

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

Segment Reporting
The Company's primary business is the ownership, management, and redevelopment of retail properties. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of base rental income and tenant reimbursement income, less rental expenses and real estate taxes. Only one of the Company’s properties, located in Stamford, CT (“Ridgeway”), is considered significant as its revenue is in excess of 10% of the Company’s consolidated total revenues and accordingly is a reportable segment. The Company has aggregated the remainder of our properties as they share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in the same major metropolitan area, and have similar tenant mixes.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid 1990’s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut.

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Year Ended October 31,
	2018	2017	2016
Ridgeway Revenues	10.4%	11.2%	11.3%
All Other Property Revenues	89.6%	88.8%	88.7%
Consolidated Revenue	100.0%	100.0%	100.0%

	Year Ended October 31,
	2018	2017
Ridgeway Assets	7.0%	7.2%
All Other Property Assets	93.0%	92.8%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1- Ridgeway did not have any significant expenditures for additions to long lived assets in any of the fiscal years ended October 31, 2018, 2017 and 2016.

	Year Ended October 31,
	2018	2017	2016
Ridgeway Percent Leased	96%	96%	98%

Ridgeway Significant Tenants (by base rent):	Year Ended October 31,
	2018	2017	2016
The Stop & Shop Supermarket Company	20%	19%	19%
Bed, Bath & Beyond	14%	14%	14%
Marshall’s Inc., a division of the TJX Companies	10%	11%	11%
All Other Tenants at Ridgeway (Note 2)	56%	56%	56%
Total	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the three years presented.  Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

	Year Ended October 31, 2018
Income Statement (In Thousands):	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,015	$121,337	$135,352
Operating Expenses	$4,094	$39,082	$43,176
Interest Expense	$1,869	$11,809	$13,678
Depreciation and Amortization	$2,616	$25,708	$28,324
Income from Continuing Operations	$5,436	$36,747	$42,183

	Year Ended October 31, 2017
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,832	$109,728	$123,560
Operating Expenses	$3,809	$35,886	$39,695
Interest Expense	$2,034	$10,947	$12,981
Depreciation and Amortization	$3,016	$23,496	$26,512
Income from Continuing Operations	$4,973	$31,725	$36,698

	Year Ended October 31, 2016
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,192	$103,600	$116,792
Operating Expenses	$3,649	$33,616	$37,265
Interest Expense	$2,487	$10,496	$12,983
Depreciation and Amortization	$2,468	$20,557	$23,025
Income from Continuing Operations	$4,588	$30,017	$34,605

Reclassification
Certain fiscal 2016 and 2017 amounts have been reclassified to conform to current period presentation.

New Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. ASU 2014-09 is effective for annual reporting periods (including interim periods within that reporting period) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early application is not permitted. In August 2015, FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all public companies for all annual periods beginning after December 15, 2017 with early adoption permitted only as of annual reporting periods beginning after December 31, 2016, including interim periods within the reporting period.  In March 2016, the FASB issued ASU 2016-08 as an amendment to ASU 2014-09, the amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transaction, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. The Company completed its assessment on the potential impact that the adoption of ASU 2014-09 and ASU 2016-08 will have on its consolidated financial statements and has determined that no adjustment is needed upon adoption of the new accounting standard.  The majority of our revenue falls outside of the scope of this guidance.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company’s fiscal year beginning November 1, 2018.  The most significant change for the Company will be the accounting for the Company’s investments in marketable securities classified as available for sale, which are currently carried at fair value with unrealized gains and losses being excluded from earnings and reported as a separate component of stockholders’ equity until realized with the change in net unrealized gains and losses being reflected as comprehensive income (loss). Under ASU 2016-01, beginning November 1, 2018, these marketable securities will continue to be measured at fair value, however, the changes in net unrealized holding gains and losses will be recognized through net income.  The adjustment to the opening balance of distributions in excess of net income in Stockholder's equity on November 1, 2018, using the modified retrospective approach, will be a decrease in the amount of $569,000.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2018.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2018 and 2017 (in thousands):

	Consolidated Investment Properties	Unconsolidated Joint Ventures	2018 Totals	2017 Totals
Retail	$889,243	$37,434	$926,677	$923,118
Office	10,179	-	10,179	10,313
	$899,422	$37,434	$936,856	$933,431

The Company's investments at October 31, 2018 consisted of equity interests in 84 properties.  The 84 properties are located in various regions throughout the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.

(3) INVESTMENT PROPERTIES

The components of the properties consolidated in the financial statements are as follows (in thousands):

	October 31,
	2018	2017
Land	$231,660	$218,501
Buildings and improvements	886,415	871,901
	1,118,075	1,090,402
Accumulated depreciation	(218,653)	(195,020)
	$899,422	$895,382

Space at the Company's properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases for the Company's consolidated properties totaling $550.9 million become due as follows (in millions): 2019 - $91.0; 2020 - $82.3; 2021 - $73.1; 2022 - $62.5; 2023 - $46.5; and thereafter – $195.5.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2018.

Significant Investment Property Transactions

In October 2017, the Company purchased a promissory note secured by a mortgage on 470 Main Street in Ridgefield, CT (“470 Main”), which comprises part of the Yankee Ridge retail and office mixed-use property.  The note was purchased from the existing lender.  In January 2018, the Company completed foreclosure of the mortgage and became the owner of 470 Main.  Total consideration paid for the note, including costs, totaled $3.1 million.  470 Main is a 24,200 square foot building with ground and first floor retail and second floor office space.  The Company funded the note purchase with available cash.

In March 2018, the Company, through a wholly-owned subsidiary, purchased for $13.1 million a 27,000 square foot shopping center located in Yonkers, NY ("Tanglewood").  The Company funded the purchase with available cash, borrowings on its unsecured revolving credit facility and the issuance of $11.0 million in unsecured promissory notes to the seller (see note 4).

The Company accounted for the purchase of 470 Main, Tanglewood and a property acquired through a joint venture, which the Company consolidates (see note 5), as asset acquisitions and allocated the total consideration transferred for the acquisitions, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the fiscal year ended October 31, 2018 (in thousands).

	470 Main	Tanglewood	New City
Assets:
Land	$293	$7,525	$2,498
Building and improvements	$2,786	$5,920	$632
In-place leases	$68	$147	$38
Above market leases	$25	$81	$-

Liabilities:
In-place leases	$-	$-	$-
Below Market Leases	$43	$396	$-

The value of above and below market leases are amortized as a reduction/increase to base rental revenue over the term of the respective leases.  The value of in-place leases described above are amortized as an expense over the terms of the respective leases.

For the fiscal year ended October 31, 2018,  2017 and 2016, the net amortization of above-market and below-market leases was approximately $1,209,000, $223,000 and $157,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

In Fiscal 2018, the Company incurred costs of approximately $8.2 million related to capital improvements and leasing costs to its properties.

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2018, the Company has mortgage notes payable and other loans that are due in installments over various periods to fiscal 2031.  The mortgage loans bear interest at rates ranging from 3.5% to 6.6% and are collateralized by real estate investments having a net carrying value of approximately $558.2 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2019	$26,880	$6,362	$33,242
2020	-	6,031	6,031
2021	-	6,391	6,391
2022	49,486	5,581	55,067
2023	-	5,269	5,269
Thereafter	181,579	6,222	187,801
	$257,945	$35,856	$293,801

The Company has a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agent).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company’s option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at October 31, 2018.

As of October 31, 2018, $71 million was available to be drawn on the Facility.

During the fiscal years ended October 31, 2018 and 2017, the Company borrowed $33.6 million and $52 million, respectively, on its Facility to fund capital improvements to our properties, property acquisitions and for general corporate purposes.  During the fiscal years ended October 31, 2018 and 2017, the Company re-paid $9.0 million and $56.0 million, respectively, on its Facility with available cash.

In March 2018, the Company through a wholly-owned subsidiary, purchased Tanglewood for $13.1 million (see note 3).  A portion of the purchase price was funded by issuing $11 million of unsecured promissory notes payable to the seller of the property, consisting of three tranches.  In May 2018, the short-term notes tranche in the amount of $7.8 million was repaid with borrowings on the Company's Facility.  The remaining balance of the notes is included in mortgage notes payable and other loans on the Company's consolidated balance sheet at $3.2 million.  Each tranche requires payments of interest only.

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

In October 2018, we entered into a commitment to refinance our existing $15.0 million mortgage secured by our Darien, CT shopping center on March 18, 2019, the first day the current Darien mortgage can be repaid without penalty.  The new mortgage will be in the amount of $25.0 million and will have a term of ten years and will require payment of principal and interest at the rate of LIBOR plus 1.65%.  Concurrent with entering into the commitment, we also entered into an interest rate swap contract with the new lender, which will convert the variable interest rate (based on LIBOR) to a fixed rate of 4.815% per annum.  The fixed interest rate on the existing mortgage is currently 6.55%.

Also in October 2018, we entered into a commitment to refinance our existing $9.2 million mortgage secured by our Newark, NJ shopping center.  We anticipate the refinancing will take place in March 2019, the first month the current mortgage can be repaid without penalty.  The new mortgage will be in the amount of $10.0 million and will have a term of ten years and will require payment of principal and interest at the fixed rate of 4.63%.  The fixed interest rate on the existing mortgage is currently 6.15%.

Interest paid in the years ended October 31, 2018, 2017, and 2016 was approximately $13.4 million, $12.9 million and $13.1 million, respectively.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in six joint ventures, UB Ironbound, LP (“Ironbound”), UB Orangeburg, LLC ("Orangeburg"),  McLean Plaza Associates, LLC ("McLean"), UB Dumont I, LLC ("Dumont") and UB New City, LLC, each of which owns a commercial retail property, and UB High Ridge, LLC ("UB High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these six joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810 "Consolidation".  The Company’s investment in these consolidated joint ventures is more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 44.1% interest in Orangeburg, which owns a drug store-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.6 million in Orangeburg and as a result as of October 31, 2018 its ownership percentage has increased to 44.1% from approximately 2.92% at inception.

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

UB High Ridge

The Company acquired an 8.80% interest in UB High Ridge, LLC ("UB High Ridge") for a net investment of $5.5 million.  UB High Ridge owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center, ("High Ridge") and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  Two of the properties are located in Stamford, CT and one in Greenwich, CT.  High Ridge is a grocery-anchored shopping center anchored by a Trader Joes grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.46% of their invested capital.  During the fiscal year ended October 31, 2018, the Company redeemed 51,914 units of non-managing members for a total amount of $1.2 million.  The Company's ownership percentage increased to 10.9% from 8.8% at inception.

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

UB New City I, LLC

In June 2018, the Company purchased a 75.3% equity interest in a joint venture, UB New City I, LLC ("New City"), in which the Company is the managing member.  The Company's initial investment was $2.4 million.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a Savings Bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.  The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling interests:

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Ironbound, Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the years ended October 31, 2018 and 2017, the Company adjusted the carrying value of the non-controlling interests by $(2,674,000) and $(666,000), respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests (amounts in thousands):

	October 31,
	2018	2017
Beginning Balance	$81,361	$18,253
Initial UB High Ridge Noncontrolling Interest-Net	-	55,217
Initial Dumont Noncontrolling Interest-Net	-	8,557
Initial New City Noncontrolling Interest-Net	791	-
Redemption of UB High Ridge Noncontrolling Interest	(1,220)	-
Change in Redemption Value	(2,674)	(666)
Ending Balance	$78,258	$81,361

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2018 and 2017, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31,
	2018	2017
Chestnut Ridge and Plaza 59 Shopping Centers (50.0%)	$17,702	$18,032
Gateway Plaza (50%)	6,680	6,873
Putnam Plaza Shopping Center (66.67%)	5,978	5,968
Midway Shopping Center, L.P. (11.642%)	4,509	4,639
Applebee's at Riverhead (50%)	1,842	1,814
81 Pondfield Road Company (20%)	723	723
Total	$37,434	$38,049

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store, and the 24,000 square foot Plaza 59 Shopping Center located in Spring Valley, New York (“Plaza 59”), which is anchored by a local grocer.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common equity interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York (together the “Riverhead Properties”).  Gateway, a 198,500 square foot shopping center anchored by a 168,000 square foot Walmart which also has 27,000 square feet of in-line space that is partially leased and a 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free standing Applebee’s restaurant with a 7,200 square foot pad site that is leased.

Gateway is subject to a $12.4 million non-recourse first mortgage. The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided tenancy-in-common equity interest in the 189,000 square foot Putnam Plaza Shopping Center (“Putnam Plaza”), which is anchored by a Tops grocery store.

Putnam Plaza has a first mortgage payable in the amount of $18.9 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.642% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot grocery-anchored shopping center in Westchester County, New York. Although the Company only has an 11.642% equity interest in Midway, it controls 25% of the voting power of Midway, and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway but does not control the venture and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $27.6 million. The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

The 6.25% Series H Senior Cumulative Preferred Stock (the "Series H Preferred Stock") is nonvoting, have no stated maturity and is redeemable for cash at $25 per share at the Company's option on or after September 18, 2022. The holders of our Series H Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series H Preferred Stock will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series H Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holder of the Series H Preferred Stock will have the right to convert all or part of the shares of Series H Preferred Stock held by such holder on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series H Preferred Stock are reflected as a reduction of additional paid in capital.

In October 2017, we redeemed all of the outstanding shares of our $25 Series F Cumulative Preferred Stock with a liquidation preference of $25 per share. As a result we recognized a charge of $4.1 million on our consolidated statement of income for the fiscal year ended October 31, 2017, which represents the difference between redemption value and carrying value net of original deferred issuance costs.

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

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2018 and 2017:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 19, 2018	$0.24	$0.1614	$0.0038	$0.0748	$0.27	$0.182	$0.004	$0.084
April 16, 2018	$0.24	$0.1614	$0.0038	$0.0748	$0.27	$0.182	$0.004	$0.084
July 20, 2018	$0.24	$0.1614	$0.0038	$0.0748	$0.27	$0.182	$0.004	$0.084
October 19, 2018	$0.24	$0.1614	$0.0038	$0.0748	$0.27	$0.182	$0.004	$0.084
	$0.96	$0.6456	$0.0152	$0.2992	$1.08	$0.728	$0.016	$0.336

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 20, 2017	$0.235	$0.14	$0.02075	$0.07425	$0.265	$0.158	$0.02325	$0.08375
April 17, 2017	$0.235	$0.14	$0.02075	$0.07425	$0.265	$0.158	$0.02325	$0.08375
July 17, 2017	$0.235	$0.14	$0.02075	$0.07425	$0.265	$0.158	$0.02325	$0.08375
October 20, 2017	$0.235	$0.14	$0.02075	$0.07425	$0.265	$0.158	$0.02325	$0.08375
	$0.94	$0.56	$0.083	$0.297	$1.06	$0.632	$0.093	$0.335

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2018, the Company issued 4,528 shares of Common Stock and 5,766 shares of Class A Common Stock (4,705 shares of Common Stock and 5,399 shares of Class A Common Stock in fiscal 2017) through the DRIP.  As of October 31, 2018, there remained 338,406 shares of Common Stock and 393,150 shares of Class A Common Stock available for issuance under the DRIP.

The Company has adopted a stockholder rights plan, pursuant to which each holder of Common Stock received a Common Stock right and each holder of Class A Common Stock received a Class A Common Stock right.  The rights are not exercisable until the Distribution Date and will expire on November 11, 2028, unless earlier redeemed by the Company.   If the rights become exercisable, each holder of a Common Stock right will be entitled to purchase from the Company one one hundredth of a share of Series I Participating Preferred Stock, and each holder of a Class A Common Stock right will be entitled to purchase from the Company one one hundredth of a share of Series J Participating Preferred Stock, in each case, at a price of $85, subject to adjustment.  The “Distribution Date” will be the earlier to occur of the close of business on the tenth business day following:  (a) a public announcement that an acquiring person has acquired beneficial ownership of 10% or more of the total combined voting power of the outstanding Common Stock and Class A Common Stock, or (b) the commencement of a tender offer or exchange offer that would result in the beneficial ownership of 30% or more of the combined voting power of the outstanding Common Stock and Class A Common Stock, number of outstanding Common Stock, or the number of outstanding Class A Common Stock. Thereafter, if certain events occur, holders of Common Stock and Class A Common Stock, other than the acquiring person, will be entitled to purchase shares of Common Stock and Class A Common Stock, respectively, of the Company having a value equal to 2 times the exercise price of the right.

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

Stock Repurchase
The Board of Directors of the Company has approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred stock and Series H Cumulative Preferred stock in open market transactions.

For the year ended October 31, 2018, the Company repurchased an additional 6,660 shares of Class A Common Stock at the average price per Class A Common share of $17.94 under the Current Repurchase Program.  The Company has repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock.

(8) STOCK COMPENSATION AND OTHER BENEFIT PLANS

Restricted Stock Plan
The Company has a Restricted Stock Plan that provides a form of equity compensation for employees of the Company.  The Plan, which is administered by the Company's compensation committee, authorizes grants of up to an aggregate of 4,500,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 3,800,000 shares, which at the discretion of the compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

In fiscal 2018, the Company awarded 152,700 shares of Common Stock and 102,800 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2018 was approximately $5.0 million. As of October 31, 2018, there was $14.0 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.6 years. For the years ended October 31, 2018, 2017 and 2016, amounts charged to compensation expense totaled $4,394,000, $4,156,000 and $4,426,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2018, and changes during the year ended October 31, 2018 is presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2017	1,274,150	$17.02	412,275	$20.60
Granted	152,700	$17.70	102,800	$22.10
Vested	(170,950)	$15.78	(57,200)	$18.07
Forfeited	-	$-	(4,950)	$22.06
Non-vested at October 31, 2018	1,255,900	$17.22	452,925	$21.13

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $220,000, $208,000 and $187,000 in each of the three years ended October 31, 2018, 2017 and 2016, respectively. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2018 and 2017, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its marketable debt and equity securities, redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2018 and 2017 (amounts in thousands):

Fiscal Year Ended October 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest Rate Swap Agreements	$7,011	$-	$7,011	$-
Available for sale securities	$5,567	$5,567	$-	$-

Liabilities:
Interest Rate Swap Agreements	$114	$-	$114	$-
Redeemable noncontrolling interests	$78,258	$22,131	$53,359	$2,768

Fiscal Year Ended October 31, 2017

Assets:
Interest Rate Swap Agreements	$3,316	$-	$3,316	$-

Liabilities:
Interest Rate Swap Agreements	$574	$-	$574	$-
Redeemable noncontrolling interests	$81,361	$23,709	$53,788	$3,864

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $3,846 at November 1, 2016 to $3,864 at October 31, 2017 as a result of a $18 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $3,864 at November 1, 2017 to $2,768 at October 31, 2018 as a result of a $(1,096) decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $281 million and $296 million at October 31, 2018 and October 31, 2017, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rates currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.

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

At October 31, 2018, the Company had commitments of approximately $5.0 million for tenant-related obligations.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2018 and 2017 are as follows (in thousands, except per share data):

	Year Ended October 31, 2018				Year Ended October 31, 2017
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	Jul 31	Oct 31	Jan 31	Apr 30	Jul 31	Oct 31

Revenues	$32,995	$37,005	$32,809	$32,543	$29,202	$30,024	$32,020	$32,313

Income from Continuing Operations	$9,079	$14,022	$9,780	$9,302	$7,204	$27,919	$10,613	$9,696

Net Income Attributable to Urstadt Biddle Properties Inc.	$7,984	$12,660	$8,642	$8,181	$6,982	$27,672	$9,631	$8,648

Preferred Stock Dividends	(3,063)	(3,062)	(3,063)	(3,062)	(3,570)	(3,571)	(3,570)	(4,249)
Redemption of Preferred Stock	-	-	-	-	-	-	-	(4,075)

Net Income Applicable to Common and Class A Common Stockholders	$4,921	$9,598	$5,579	$5,119	$3,412	$24,101	$6,061	$324

Per Share Data:
Basic:
Class A Common Stock	$0.13	$0.26	$0.15	$0.14	$0.09	$0.66	$0.16	$0.01
Common Stock	$0.12	$0.23	$0.13	$0.12	$0.08	$0.58	$0.15	$0.01

Diluted:
Class A Common Stock	$0.13	$0.25	$0.15	$0.14	$0.09	$0.64	$0.16	$0.01
Common Stock	$0.12	$0.23	$0.13	$0.12	$0.08	$0.57	$0.14	$0.01

Amounts may not equal full year results due to rounding.

Certain prior period amounts are reclassified to correspond to current period presentation.

(12) SUBSEQUENT EVENTS

In December 2018, the Company purchased the Lakeview Plaza Shopping Center ("Lakeview") for $12.0 million.  Lakeview is a 177,000 square foot grocery-anchored Shopping Center located in Putnam County, NY. In addition, the Company anticipates having to invest up to $8.0 million for capital improvements and for re-tenanting at the property.  The Company funded the purchase with available cash and borrowings on our Facility.  The Company intends to fund the additional investment of up to $8.0 million with a combination of available cash, borrowings on our Facility and by potentially placing a mortgage on the property.

On December 12, 2018, the Board of Directors of the Company declared cash dividends of $0.245 for each share of Common Stock and $0.275 for each share of Class A Common Stock.  The dividends are payable on January 18, 2019 to stockholders of record on January 4, 2019. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing awards of 137,200 shares of Common Stock and 111,450 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 2, 2019, pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $4.2 million will be charged to expense over the requisite service periods (see note 1).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Urstadt Biddle Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2018, and the related notes and schedules listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2018, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 10, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

/s/ PKF O'Connor Davies, LLP

January 10, 2019
New York, New York

URSTADT BIDDLE PROPERTIES INC.
October 31, 2018
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL. G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Totals	Accumulated Depreciation (b)	Date Constructed/ Acquired	Life on which depreciation for building and improvements in latest income statement is computed (c)
Real Estate Subject to Operating Leases (a):
Office Buildings:
Greenwich, CT	$-	$708	$1,641	$-	$262	$708	$1,903	$2,611	$802	2001	31.5
Greenwich, CT	-	488	1,139	-	622	488	1,761	2,249	663	2000	31.5
Greenwich, CT	-	570	2,359	-	879	570	3,238	3,808	1,585	1998	31.5
Greenwich, CT	-	199	795	-	544	199	1,339	1,538	625	1993	31.5
Greenwich, CT	-	111	444	-	309	111	753	864	351	1994	31.5
Bernardsville, NJ	-	721	2,880	(25)	26	696	2,906	3,602	464	2012	39
	-	2,797	9,258	(25)	2,642	2,772	11,900	14,672	4,490
Retail Properties:
Bronxville, NY	-	60	239	95	776	155	1,015	1,170	243	2009	39
Yonkers, NY	-	30	121	183	734	213	855	1,068	198	2009	39
Yonkers, NY	-	30	121	85	341	115	462	577	107	2009	39
New Milford, CT	-	2,114	8,456	71	546	2,185	9,002	11,187	2,408	2008	39
New Milford, CT	39	4,492	17,967	166	3,305	4,658	21,272	25,930	4,539	2010	39
Newark, NJ	10,084	5,252	21,023	-	1,540	5,252	22,563	27,815	6,268	2008	39
Waldwick, NJ	-	1,266	5,064	-	-	1,266	5,064	6,330	1,417	2007	39
Emerson NJ	412	3,633	14,531	-	1,659	3,633	16,190	19,823	4,917	2007	39
Monroe, CT	-	765	3,060	-	135	765	3,195	3,960	960	2007	39
Pelham, NY	-	1,694	6,843	-	149	1,694	6,992	8,686	2,212	2006	39
Stratford, CT	25,101	10,173	40,794	2,743	11,715	12,916	52,509	65,425	19,732	2005	39
Yorktown Heights, NY	-	5,786	23,221	-	12,063	5,786	35,284	41,070	9,335	2005	39
Rye, NY	-	909	3,637	-	381	909	4,018	4,927	1,496	2004	39
Rye, NY	1,286	483	1,930	-	117	483	2,047	2,530	725	2004	39
Rye, NY	580	239	958	-	87	239	1,045	1,284	439	2004	39
Rye, NY	1,315	695	2,782	-	20	695	2,802	3,497	1,041	2004	39
Somers, NY	-	4,318	17,268	-	272	4,318	17,540	21,858	6,858	2003	39
Westport, CT	10	2,076	8,305	-	367	2,076	8,672	10,748	3,546	2003	39
Orange, CT	-	2,320	10,564	-	826	2,320	11,390	13,710	4,609	2003	39
Stamford, CT	48,449	17,964	71,859	-	7,205	17,964	79,064	97,028	35,089	2002	39
Danbury, CT	-	2,459	4,566	-	1,342	2,459	5,908	8,367	2,812	2002	39
Briarcliff, NY	-	2,222	5,185	1,234	8,629	3,456	13,814	17,270	3,332	2001	40
Somers, NY	-	1,833	7,383	-	2,890	1,833	10,273	12,106	4,951	1999	31.5
Briarcliff, NY	-	380	1,531	-	135	380	1,666	2,046	845	1999	40
Briarcliff, NY	14,905	2,300	9,708	2	3,384	2,302	13,092	15,394	6,680	1998	40
Ridgefield, CT	-	900	3,793	291	2,973	1,191	6,766	7,957	2,360	1998	40
Darien, CT	15,043	4,260	17,192	-	977	4,260	18,169	22,429	9,232	1998	40
Eastchester, NY	-	1,500	6,128	-	2,662	1,500	8,790	10,290	4,229	1997	31
Danbury, CT	24	3,850	15,811	-	4,676	3,850	20,487	24,337	12,823	1995	31.5
Carmel, NY	-	1,488	5,973	-	923	1,488	6,896	8,384	4,120	1995	31.5
Somers, NY	-	821	2,600	-	606	821	3,206	4,027	1,760	1992	31.5
Wayne, NJ	-	2,492	9,966	-	2,696	2,492	12,662	15,154	7,259	1992	31
Newington, NH	-	728	1,997	-	975	728	2,972	3,700	2,496	1979	40
Katonah, NY	-	1,704	6,816	-	108	1,704	6,924	8,628	1,583	2010	39
Fairfield, CT	-	3,393	13,574	153	1,234	3,546	14,808	18,354	2,666	2011	39
New Milford, CT	-	2,168	8,672	-	49	2,168	8,721	10,889	1,692	2011	39
Eastchester, NY	-	1,800	7,200	78	478	1,878	7,678	9,556	1,362	2012	39
Orangetown, NY	6,027	3,200	12,800	30	7,624	3,230	20,424	23,654	2,704	2012	39
Greenwich, CT	4,602	1,600	6,401	28	733	1,628	7,134	8,762	1,082	2013	39
Various	-	1,134	4,928	80	(61)	1,214	4,867	6,081	705	2013	39
Greenwich, CT	5,740	1,998	7,994	53	283	2,051	8,277	10,328	1,155	2013	39
New Providence, NJ	18,372	6,970	27,880	463	2,977	7,433	30,857	38,290	4,463	2013	39
Chester, NJ	-	570	2,280	(34)	(73)	536	2,207	2,743	352	2012	39
Bethel, CT	-	1,800	7,200	(18)	(74)	1,782	7,126	8,908	884	2014	39
Bloomfield, NJ	-	2,201	8,804	218	1,764	2,419	10,568	12,987	1,243	2014	39
Boonton, NJ	7,108	3,670	14,680	14	184	3,684	14,864	18,548	1,839	2014	39
Yonkers, NY	5,000	3,060	12,240	333	1,331	3,393	13,571	16,964	1,402	2014	39
Greenwich, CT	7,721	3,223	12,893	6	244	3,229	13,137	16,366	1,369	2014	40
Greenwich, CT	14,988	6,257	25,029	27	660	6,284	25,689	31,973	2,665	2014	40
Midland Park, NJ	20,241	8,740	34,960	(44)	496	8,696	35,456	44,152	3,576	2015	39
Pompton Lakes, NJ	19,119	8,140	32,560	33	447	8,173	33,007	41,180	3,338	2015	39
Wyckoff, NJ	8,035	3,490	13,960	17	139	3,507	14,099	17,606	1,413	2015	39
Kinnelon, NJ	10,695	4,540	18,160	(28)	3,898	4,512	22,058	26,570	2,792	2015	39
Fort Lee, NJ	-	798	3,192	(14)	(55)	784	3,137	3,921	275	2015	39
Harrison, NY	-	2,000	8,000	(10)	1,313	1,990	9,313	11,303	688	2015	39
Stamford, CT	21,663	12,686	32,620	-	218	12,686	32,838	45,524	1,963	2016	39
Stamford, CT	-	3,691	9,491	-	86	3,691	9,577	13,268	510	2016	39
Derby, CT	-	651	7,652	-	186	651	7,838	8,489	364	2017	39
Passaic, NJ	3,419	2,039	5,616	1	3	2,040	5,619	7,659	228	2017	39
Stamford, CT	9,644	17,178	43,677	-	366	17,178	44,043	61,221	1,798	2017	39
Stamford, CT	-	2,376	1,458	-	-	2,376	1,458	3,834	59	2017	39
Stamford, CT	1,174	2,295	2,700	-	7	2,295	2,707	5,002	110	2017	39
Waldwick, NJ	-	2,761	5,571	1	158	2,762	5,729	8,491	182	2017	39
Dumont, NJ	9,842	6,646	15,341	3	19	6,649	15,360	22,009	492	2017	39
Ridgefield, CT	-	293	2,786	-	219	293	3,005	3,298	61	2018	39
Yonkers, NY	-	7,525	5,920	1	184	7,526	6,104	13,630	103	2018	39
New City, NY	-	2,492	631	6	2	2,498	633	3,131	7	2018	39

	290,638	222,621	774,262	6,267	100,253	228,888	874,515	1,103,403	214,163

Total	$290,638	$225,418	$783,520	$6,242	$102,895	$231,660	$886,415	$1,118,075	$218,653

URSTADT BIDDLE PROPERTIES INC.
October 31, 2018
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2018	2017	2016
(a) RECONCILIATION OF REAL ESTATE-OWNED SUBJECT TO OPERATING LEASES
Balance at beginning of year	$1,090,402	$1,016,838	$941,690
Property improvements during the year	7,781	9,326	18,666
Properties acquired during the year	22,517	119,403	58,737
Properties sold during the year	-	(52,122)	0
Property assets fully depreciated and written off	(2,625)	(3,043)	(2,255)
Balance at end of year (e)	$1,118,075	$1,090,402	$1,016,838

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION
Balance at beginning of year	$195,020	$186,098	$165,660
Provision during the year charged to income (d)	26,258	25,058	22,693
Property sold during the year	-	(13,093)	0
Property assets fully depreciated and written off	(2,625)	(3,043)	(2,255)
Balance at end of year	$218,653	$195,020	$186,098

(c)	Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d)	The depreciation provision represents the expense calculated on real property only.
(e)	The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $703 million at October 31, 2018.

URSTADT BIDDLE PROPERTIES INC.
OCTOBER 31, 2018
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

Loan was repaid in October 2017.

NOTES TO SCHEDULE IV

(a)	Reconciliation of Mortgage Loans on Real Estate

	Year Ended October 31,
	2018	2017	2016
Balance at beginning of period:	$-	$13,500	$-
Additions during period:
New mortgage loans	-	-	13,500
Deductions during the current period:
Collections of principal and amortization of discounts	-	(13,500)	-
Balance at end of period:	$-	$-	$13,500

(b)	The aggregate cost basis for Federal income tax purposes is equal to the face amount of the mortgages
(c)	At October 31, 2018, no mortgage loans were delinquent in payment of currently due principal or interest.
(d)	There are no prior liens for any of the mortgage loans on real estate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

Dated: January 11, 2019	/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

Dated: January 11, 2019	/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles D. Urstadt	January 11, 2019
Charles D. Urstadt
Chairman and Director

/s/ Willing L. Biddle	January 11, 2019
Willing L. Biddle
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John T. Hayes	January 11, 2019
John T. Hayes
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin J. Bannon	January 11, 2019
Kevin J. Bannon
Director

/s/ Catherine U. Biddle	January 11, 2019
Catherine U. Biddle
Director

/s/ Richard Grellier	January 11, 2019
Richard Grellier
Director

/s/ George H.C. Lawrence	January 11, 2019
George H. C. Lawrence
Director

/s/ Robert J. Mueller	January 11, 2019
Robert J. Mueller
Director

/s/ Charles J. Urstadt	January 11, 2019
Charles J. Urstadt
Chairman Emeritus and Director

/s/ Bryan O. Colley	January 11, 2019
Bryan O. Colley
Director

/s/ Noble Carpenter	January 11, 2019
Noble Carpenter
Director