Form 10-Q
period 2019-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2019-06-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number 1-12803

Urstadt Biddle Properties Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $.01 per share	UBP	New York Stock Exchange

Class A Common Stock, par value $.01 per share	UBA	New York Stock Exchange

6.75% Series G Cumulative Preferred Stock	UBPPRG	New York Stock Exchange

6.25% Series H Cumulative Preferred Stock	UBPPRH	New York Stock Exchange

Common Stock Rights to Purchase Preferred Shares	N/A	New York Stock Exchange

Class A Common Stock Rights to Purchase Preferred Shares	N/A	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 4, 2019 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,961,609 Common Shares, par value $.01 per share, and 29,900,846 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2019	October 31, 2018
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,138,740	$1,118,075
Less: Accumulated depreciation	(230,196)	(218,653)
	908,544	899,422
Investments in and advances to unconsolidated joint ventures	31,244	37,434
	939,788	936,856

Cash and cash equivalents	8,782	10,285
Marketable securities	-	5,567
Tenant receivables	23,046	22,607
Prepaid expenses and other assets	19,528	22,467
Deferred charges, net of accumulated amortization	10,394	10,451
Total Assets	$1,001,538	$1,008,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$26,345	$28,595
Mortgage notes payable and other loans	301,316	293,801
Accounts payable and accrued expenses	7,343	3,900
Deferred compensation – officers	40	72
Other liabilities	21,533	21,466
Total Liabilities	356,577	347,834

Redeemable Noncontrolling Interests	79,008	78,258

Commitments and Contingencies

Stockholders’ Equity:
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,961,609 and 9,822,006 shares issued and outstanding	100	99
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,901,146 and 29,814,814 shares issued and outstanding	299	298
Additional paid in capital	520,074	518,136
Cumulative distributions in excess of net income	(144,319)	(133,858)
Accumulated other comprehensive income (loss)	(201)	7,466
Total Stockholders' Equity	565,953	582,141
Total Liabilities and Stockholders' Equity	$1,001,538	$1,008,233

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018

Revenues
Base rents	$49,706	$47,494	$24,928	$23,910
Recoveries from tenants	16,825	16,316	8,373	8,109
Lease termination	17	3,754	-	3,754
Other	2,200	2,436	992	1,232
Total Revenues	68,748	70,000	34,293	37,005

Expenses
Property operating	11,715	12,046	5,851	5,740
Property taxes	11,718	10,304	5,805	5,157
Depreciation and amortization	13,925	13,917	6,985	6,968
General and administrative	4,919	4,702	2,265	2,283
Provision for tenant credit losses	496	372	242	162
Directors' fees and expenses	192	188	84	86
Total Operating Expenses	42,965	41,529	21,232	20,396

Operating Income	25,783	28,471	13,061	16,609

Non-Operating Income (Expense):
Interest expense	(7,110)	(6,739)	(3,532)	(3,316)
Equity in net income from unconsolidated joint ventures	718	1,227	376	667
Gain on sale of marketable securities	403	-	-	-
Interest, dividends and other investment income	184	142	55	62
Net Income	19,978	23,101	9,960	14,022

Noncontrolling interests:
Net income attributable to noncontrolling interests	(2,201)	(2,457)	(1,100)	(1,362)
Net income attributable to Urstadt Biddle Properties Inc.	17,777	20,644	8,860	12,660
Preferred stock dividends	(6,125)	(6,125)	(3,062)	(3,062)

Net Income Applicable to Common and Class A Common Stockholders	$11,652	$14,519	$5,798	$9,598

Basic Earnings Per Share:
Per Common Share:	$0.28	$0.35	$0.14	$0.23
Per Class A Common Share:	$0.31	$0.39	$0.16	$0.26

Diluted Earnings Per Share:
Per Common Share:	$0.27	$0.34	$0.14	$0.23
Per Class A Common Share:	$0.31	$0.39	$0.15	$0.25

Dividends Per Share:
Common	$0.49	$0.48	$0.245	$0.24
Class A Common	$0.55	$0.54	$0.275	$0.27

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018

Net Income	$19,978	$23,101	$9,960	$14,022

Other comprehensive income (loss):
Change in unrealized gains on marketable securities	-	22	-	22
Change in unrealized gains (losses) on interest rate swaps	(6,308)	3,550	(1,588)	1,140
Change in unrealized losses on interest rate swaps-equity investees	(790)	-	(174)	-

Total comprehensive income	12,880	26,673	8,198	15,184
Comprehensive income attributable to noncontrolling interests	(2,201)	(2,457)	(1,100)	(1,362)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	10,679	24,216	7,098	13,822
Preferred stock dividends	(6,125)	(6,125)	(3,062)	(3,062)
Total comprehensive income applicable to Common and Class A Common Stockholders	$4,554	$18,091	$4,036	$10,760

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended April 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$19,978	$23,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,925	13,917
Straight-line rent adjustment	(600)	(280)
Provision for tenant credit losses	496	372
(Gain) on sale of marketable securities	(403)	-
Restricted stock compensation expense and other adjustments	2,111	1,784
Deferred compensation arrangement	(32)	(25)
Equity in net (income) of unconsolidated joint ventures	(718)	(1,227)
Distributions of operating income from unconsolidated joint ventures	718	1,227
Changes in operating assets and liabilities:
Tenant receivables	(334)	(872)
Accounts payable and accrued expenses	(975)	846
Other assets and other liabilities, net	(918)	(2,078)
Net Cash Flow Provided by Operating Activities	33,248	36,765

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(11,755)	(4,795)
Investments in and advances to unconsolidated joint ventures	(578)	-
Acquisitions of noncontrolling interests	(630)	-
Deposits on acquisition of real estate investment	-	(1,274)
Purchase of securities available for sale	-	(4,999)
Proceeds from the sale of available for sale securities	5,970	-
Improvements to properties and deferred charges	(9,629)	(4,066)
Distributions to noncontrolling interests	(2,201)	(2,457)
Return of capital from unconsolidated joint ventures	5,984	282
Net Cash Flow (Used in) Investing Activities	(12,839)	(17,309)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(21,303)	(20,813)
Dividends paid -- Preferred Stock	(6,125)	(6,125)
Principal repayments on mortgage notes payable	(3,137)	(3,227)
Proceeds from mortgage note payable and other loans	35,000	-
Repayment of mortgage note payable and other loans	(23,925)	-
Repayment of revolving credit line borrowings	(23,750)	(4,000)
Proceeds from revolving credit line borrowings	21,500	22,735
Payment of taxes on shares withheld for employee taxes	(270)	(241)
Repurchase of shares of Class A Common Stock	-	(120)
Net proceeds from the issuance of Common and Class A Common Stock	98	99
Net Cash Flow (Used in) Financing Activities	(21,912)	(11,692)

Net Increase/(Decrease) In Cash and Cash Equivalents	(1,503)	7,764
Cash and Cash Equivalents at Beginning of Period	10,285	8,674

Cash and Cash Equivalents at End of Period	$8,782	$16,438

Supplemental Cash Flow Disclosures:
Interest Paid	$6,958	$6,495

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended April 30, 2019 and 2018
(In thousands, except share and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock A Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,822,006	$99	29,814,814	$298	$518,136	$(133,858)	$7,466	$582,141
November 1, 2018 adoption of new accounting standard - See Note 1	-	-	-	-	-	-	-	-	-	569	(569)	-
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	11,652	-	11,652
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(7,098)	(7,098)
Cash dividends paid :
Common stock ($0.49 per share)	-	-	-	-	-	-	-	-	-	(4,880)	-	(4,880)
Class A common stock ($0.55 per share)	-	-	-	-	-	-	-	-	-	(16,422)	-	(16,422)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,403	-	2,872	-	98	-	-	98
Shares issued under restricted stock plan	-	-	-	-	137,200	1	111,450	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(14,290)	-	(269)	-	-	(269)
Forfeiture of restricted stock	-	-	-	-	-	-	(13,700)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,111	-	-	2,111
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,380)	-	(1,380)
Balances - April 30, 2019	3,000,000	$75,000	4,600,000	$115,000	9,961,609	$100	29,901,146	$299	$520,074	$(144,319)	$(201)	$565,953

Index

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock A Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2017	3,000,000	$75,000	4,600,000	$115,000	9,664,778	$97	29,728,744	$297	$514,217	$(120,123)	$2,742	$587,230
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	14,519	-	14,519
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	22	22
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,550	3,550
Cash dividends paid :
Common stock ($0.48 per share)	-	-	-	-	-	-	-	-	-	(4,713)	-	(4,713)
Class A common stock ($0.54 per share)	-	-	-	-	-	-	-	-	-	(16,100)	-	(16,100)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,287	-	2,965	-	99	-	-	99
Shares issued under restricted stock plan	-	-	-	-	152,700	2	102,800	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(10,886)	-	(240)	-	-	(240)
Forfeiture of restricted stock	-	-	-	-	-	-	(3,600)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,785	-	-	1,785
Repurchase of Class A Common Stock	-	-	-	-	-	-	(6,660)	-	(120)	-	-	(120)
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	3,102	-	3,102
Balances - April 30, 2018	3,000,000	$75,000	4,600,000	$115,000	9,819,765	$99	29,813,363	$298	$515,738	$(123,315)	$6,314	$589,134

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended April 30, 2019 and 2018
(In thousands, except share and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock A Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - January 31, 2019	3,000,000	$75,000	4,600,000	$115,000	9,960,445	$100	29,913,560	$299	$518,985	$(138,248)	$1,562	$572,698
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,798	-	5,798
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(1,763)	(1,763)
Cash dividends paid :
Common stock ($0.245 per share)	-	-	-	-	-	-	-	-	-	(2,440)	-	(2,440)
Class A common stock ($0.275 per share)	-	-	-	-	-	-	-	-	-	(8,196)	-	(8,196)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,164	-	1,390	-	48	-	-	48
Shares withheld for employee taxes	-	-	-	-	-	-	(204)	-	(4)	-	-	(4)
Forfeiture of restricted stock	-	-	-	-	-	-	(13,600)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,045	-	-	1,045
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,233)	-	(1,233)
Balances - April 30, 2019	3,000,000	$75,000	4,600,000	$115,000	9,961,609	$100	29,901,146	$299	$520,074	$(144,319)	$(201)	$565,953

Index

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock A Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - January 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,818,598	$99	29,818,877	$298	$514,690	$(124,248)	$5,152	$585,991
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	9,598	-	9,598
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	22	22
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	1,140	1,140
Cash dividends paid :
Common stock ($0.24 per share)	-	-	-	-	-	-	-	-	-	(2,357)	-	(2,357)
Class A common stock ($0.27 per share)	-	-	-	-	-	-	-	-	-	(8,048)	-	(8,048)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,167	-	1,496	-	50	-	-	50
Forfeiture of restricted stock	-	-	-	-	-	-	(350)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,118	-	-	1,118
Repurchase of Class A Common Stock	-	-	-	-	-	-	(6,660)	-	(120)	-	-	(120)
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	1,740	-	1,740
Balances - April 30, 2018	3,000,000	$75,000	4,600,000	$115,000	9,819,765	$99	29,813,363	$298	$515,738	$(123,315)	$6,314	$589,134

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2019, the Company owned or had equity interests in 84 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending October 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The consolidated balance sheet at October 31, 2018 has been derived from audited financial statements at that date.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2019. As of April 30, 2019, the fiscal tax years 2015 through and including 2018 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

In January 2019, the Company sold all of its marketable equity securities and realized a gain on sale in the amount of $403,000, which has been recorded in the consolidated statement of income for six months ended April 30, 2019.

The Company did not own any marketable equity securities as of April 30, 2019.  The unrealized gain on the Company's marketable equity securities at October 31, 2018 is detailed below (in thousands):

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

As of April 30, 2019, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At April 30, 2019, the Company had approximately $121.6 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.96% per annum. As of April 30, 2019 and October 31, 2018, the Company had a deferred liability of $2.6 million and $114,000, respectively (included in accounts payable and accrued expense on the consolidated balance sheets) and a deferred asset of $3.1 million and $7.0 million, respectively (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting, and prior to November 1, 2018, unrealized gains/(losses) on marketable securities classified as available-for-sale. At April 30, 2019, accumulated other comprehensive income consisted of net unrealized losses on interest rate swap agreements of $201,000, inclusive of the Company's share of accumulated comprehensive income/(loss) from joint ventures accounted for by the equity method of accounting.  At October 31, 2018, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $6.9 million and unrealized gains/(losses) on marketable securities classified as available-for-sale of $569,000. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at April 30, 2019.

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

Property Held for Sale
The Company reports properties that are either disposed of or are classified as held for sale in continuing operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.   The Company did not classify any properties as held for sale as of April 30, 2019.

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

Revenues from operating leases are generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At April 30, 2019 and October 31, 2018, $19,052,000 and $18,375,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At April 30, 2019 and October 31, 2018, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $5,280,000 and $4,800,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018
Numerator
Net income applicable to common stockholders – basic	$2,453	$2,987	$1,221	$1,975
Effect of dilutive securities:
Restricted stock awards	88	137	49	97
Net income applicable to common stockholders – diluted	$2,541	$3,124	$1,270	$2,072

Denominator
Denominator for basic EPS – weighted average common shares	8,810	8,558	8,811	8,559
Effect of dilutive securities:
Restricted stock awards	461	546	531	591
Denominator for diluted EPS – weighted average common equivalent shares	9,271	9,104	9,342	9,150

Numerator
Net income applicable to Class A common stockholders-basic	$9,198	$11,532	$4,577	$7,623
Effect of dilutive securities:
Restricted stock awards	(88)	(137)	(49)	(97)
Net income applicable to Class A common stockholders – diluted	$9,110	$11,395	$4,528	$7,526

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,432	29,365	29,424	29,358
Effect of dilutive securities:
Restricted stock awards	172	147	225	173
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,604	29,512	29,649	29,531

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018
Ridgeway Revenues	10.8%	9.7%	10.6%	9.1%
All Other Property Revenues	89.2%	90.3%	89.4%	90.9%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	April 30, 2019	October 31, 2018
Ridgeway Assets	6.8%	7.0%
All Other Property Assets	93.2%	93.0%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and six months ended April 30, 2019 or the year ended October 31, 2018.

	April 30, 2019	October 31, 2018
Ridgeway Percent Leased	97%	96%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Six Months Ended April 30,		Three Months Ended April 30,
	2019	2018	2019	2018
The Stop & Shop Supermarket Company	20%	21%	20%	21%
Bed, Bath & Beyond	14%	14%	14%	14%
Marshall’s Inc.	10%	10%	10%	11%
All Other Tenants at Ridgeway (Note 2)	56%	55%	56%	54%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Six Months Ended April 30, 2019			Three Months Ended April 30, 2019
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$7,402	$61,346	$68,748	$3,638	$30,655	$34,293
Property Operating Expenses	$2,200	$21,233	$23,433	$1,125	$10,531	$11,656
Interest Expense	$854	$6,256	$7,110	$417	$3,115	$3,532
Depreciation and Amortization	$1,186	$12,739	$13,925	$585	$6,400	$6,985
Net Income	$3,162	$16,816	$19,978	$1,511	$8,449	$9,960

Income Statements (In Thousands):	Six Months Ended April 30, 2018			Three Months Ended April 30, 2018
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$6,820	$63,180	$70,000	$3,367	$33,638	$37,005
Property Operating Expenses	$1,916	$20,434	$22,350	$940	$9,957	$10,897
Interest Expense	$1,011	$5,728	$6,739	$434	$2,882	$3,316
Depreciation and Amortization	$1,336	$12,581	$13,917	$655	$6,313	$6,968
Net Income	$2,557	$20,544	$23,101	$1,338	$12,684	$14,022

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company adopted ASU 2016-01 on November 1, 2018, and as a result, adjusted the opening balance of cumulative distributions in excess of net income and reduced accumulated other comprehensive income by $569,000, representing the amount of unrealized gains on marketable securities classified as available-for-sale as of the date of adoption.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of April 30, 2019.

Index

(2) REAL ESTATE INVESTMENTS

In December 2018, the Company purchased Lakeview Plaza Shopping Center ("Lakeview") for $12.0 million (exclusive of closing costs).  Lakeview is a 177,000 square foot grocery-anchored shopping center located in Putnam County, NY. In addition, the Company anticipates having to invest up to $8.0 million for capital improvements and re-tenanting at the property, approximately $3.6 million of which has already been expended and added to the cost of the property.  The Company funded the purchase and capital improvements made subsequent to the purchase with available cash and borrowings on its unsecured revolving credit facility (the "Facility").  The Company intends to fund the remaining additional investment with a combination of available cash, borrowings on the Facility and by potentially placing a mortgage on the property.

The Company accounted for the purchase of Lakeview as an asset acquisition and allocated the total consideration transferred for the acquisition, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company’s purchase price allocation for the property acquired during the six months ended April 30, 2019 (in thousands).

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

For the six month periods ended April 30, 2019 and 2018, the net amortization of above-market and below-market leases was approximately $291,000 and $265,000, respectively, and for the three month periods ended April 30, 2019 and 2018, the net amortization of above-market and below-market leases was approximately $156,000 and $158,000, respectively.  All aforementioned amounts are included in base rents in the accompanying consolidated statements of income.

Index

(3) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company’s option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at April 30, 2019.

During the six months ended April 30, 2019, the Company borrowed $21.5 million on the Facility to fund capital improvements to our properties, property acquisitions and general corporate purposes. During the six months ended April 30, 2019, the Company repaid $23.8 million on the Facility with available cash and with cash proceeds from mortgage refinancings and proceeds from the sale of marketable securities.

In March 2019, we refinanced our existing $14.9 million first mortgage secured by our Darien, CT property.  The new mortgage has a principal balance of $25.0 million and has a term of 10 years and requires payments of principal and interest at the rate of LIBOR plus 1.65%.  We also entered into an interest rate swap contract with the new lender, which converts the variable interest rate (based on LIBOR) to a fixed rate of 4.815% per annum.

In March 2019, we refinanced our existing $9.1 million first mortgage secured by our Newark, NJ property.  The new mortgage has a principal balance of $10.0 million, has a term of 10 years, and requires payments of principal and interest at a fixed rate of 4.63%.

Index

(4) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in six joint ventures, UB Ironbound, LP (“Ironbound”), UB Orangeburg, LLC ("Orangeburg"), McLean Plaza Associates, LLC ("McLean"), UB Dumont I, LLC ("Dumont") and UB New City I, LLC ("New City"), each of which owns a commercial retail property, and UB High Ridge, LLC ("UB High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these six joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810 "Consolidation".  The Company’s investment in these consolidated joint ventures is more fully described below:

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 44.5% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.7 million in Orangeburg, and as a result, as of April 30, 2019 the Company's ownership percentage has increased to 44.5% from approximately 2.92% at inception.

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

UB High Ridge

The Company is the managing member and owns a 10.9% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million and the Company has purchased additional interests totaling $1.2 million through April 30, 2019.  UB High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery anchored shopping center ("High Ridge"), and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.49% of their invested capital.

UB Dumont I, LLC

The Company is the managing member and owns a 36.4% interest in UB Dumont I, LLC.  The Company's initial investment was $3.9 million and the Company has purchased additional interests totaling $630,000 through April 30, 2019.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.05% of their invested capital.

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

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Ironbound, Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the six months ended April 30, 2019 and 2018, the Company increased/(decreased) the carrying value of the noncontrolling interests by $1.4 million and $(3.1) million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the six months ended April 30, 2019 and the fiscal year ended October 31, 2018 (amounts in thousands):

	April 30, 2019	October 31, 2018
Beginning Balance	$78,258	$81,361
Change in Redemption Value	1,380	(2,674)
Partial Redemption of UB High Ridge Noncontrolling Interest	-	(1,220)
Partial Redemption of Dumont Noncontrolling Interest	(630)	-
Initial New City Noncontrolling Interest	-	791

Ending Balance	$79,008	$78,258

Index

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2019 and October 31, 2018 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	April 30, 2019	October 31, 2018
Chestnut Ridge Shopping Center (50%)	$12,209	$12,508
Plaza 59 - Cash (50%)	293	5,194
Gateway Plaza (50%)	7,064	6,680
Putnam Plaza Shopping Center (66.67%)	4,438	5,978
Midway Shopping Center, L.P. (11.642%)	4,614	4,509
Applebee's at Riverhead (50%)	1,903	1,842
81 Pondfield Road Company (20%)	723	723
Total	$31,244	$37,434

Chestnut Ridge Shopping Center and Plaza 59 Cash

The Company, through a wholly-owned subsidiary, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

In the first quarter of fiscal 2019, the Company's wholly-owned subsidiary that owned the 50% undivided tenancy-in-common interest in Plaza 59 and the other 50% tenancy-in-common owner of Plaza 59 entered into a purchase and sale agreement to sell Plaza 59 to an unrelated third party for a sale price of $10.0 million.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the first quarter of fiscal 2019.  In accordance with ASC Topic 360, the property's net book value was reduced to the sale price less costs to sell.  This reduction resulted in the Company's equity in net income for Plaza 59 being reduced by $363,000 in the six months ended April 30, 2019.  In March 2019, Plaza 59 was sold and the asset was de-recognized in accordance with ASC Topic 610-20.  The Company's 50% share of the loss on sale amounted to $457,000, and as a result, the Company's equity in net income for Plaza 59 was further reduced by $94,000 in the three and six months ended April 30, 2019 relating to the de-recognition of the asset in April 2019.  The Company's remaining investment represents an investment in cash on hand.

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

Gateway is subject to a $12.2 million non-recourse first mortgage payable.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $27.1 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

Restricted Stock Plan
The Company has a Restricted Stock Plan, as amended (the "Plan") that provides a form of equity compensation for employees of the Company.  In March 2019, the Stockholders of the Company approved an increase in the amount of shares available for grant under the Plan by 1,000,000 shares. The Plan, which is administered by the Company's compensation committee, authorizes grants of up to an aggregate of 5,500,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 4,800,000 shares, which at the discretion of the compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

During the six months ended April 30, 2019, the Company awarded 137,200 shares of Common Stock and 111,450 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2019 was approximately $4.2 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of April 30, 2019, and changes during the six months ended April 30, 2019 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2018	1,255,900	$17.22	452,925	$21.13
Granted	137,200	$15.33	111,450	$18.84
Vested	(247,000)	$14.78	(71,600)	$17.93
Forfeited	-	$-	(13,700)	$21.87
Non-vested at April 30, 2019	1,146,100	$17.52	479,075	$21.07

As of April 30, 2019, there was $15.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.8 years.  For the six month periods ended April 30, 2019 and 2018, amounts charged to compensation expense totaled $2,114,000 and $2,093,000, respectively.  For the three month periods ended April 30, 2018 and 2018, amounts charged to compensation expense totaled $1,054,000 and $1,118,000, respectively.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2018 and April 30, 2019, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2019
Assets:
Interest Rate Swap Agreement	$3,140	$-	$3,140	$-

Liabilities:
Interest Rate Swap Agreement	$2,552	$-	$2,552	$-
Redeemable noncontrolling interests	$79,008	$23,193	$52,729	$3,086

October 31, 2018
Assets:
Interest Rate Swap Agreement	$7,011	$-	$7,011	$-
Available for Sale Securities	$5,567	$5,567	$-	$-
Liabilities:
Interest Rate Swap Agreement	$114	$-	$114	$-
Redeemable noncontrolling interests	$78,258	$22,131	$53,359	$2,768

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $3,864 at October 31, 2017 to $2,768 at October 31, 2018 as a result of a $1,096 decrease in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,768 at October 31, 2018 to $3,086 at April 30, 2019 as a result of a $318 increase in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2019, the Company had commitments of approximately $6.7 million for capital improvements to its properties and tenant-related obligations.

Index

(9) SUBSEQUENT EVENTS

On June 3, 2019, the Board of Directors of the Company declared cash dividends of $0.275 for each share of Common Stock and $0.245 for each share of Class A Common Stock.  The dividends are payable on July 19, 2019 to stockholders of record on July 5, 2019.

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

At April 30, 2019, we owned or had equity interests in 84 properties, which include equity interests we own in six consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 92.3% of the GLA was leased (93.2% at October 31, 2018).  Of the properties owned by unconsolidated joint ventures, approximately 96.0% of the GLA was leased (96.3% at October 31, 2018).

We have paid quarterly dividends to our stockholders continuously since our founding in 1969 and have increased the level of dividend payments to our stockholders for 25 consecutive years.

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

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  In addition, we have mortgage debt.  We have one $3.2 million mortgage maturing in October 2019, which we believe could easily be refinanced if we so choose or repaid with available cash. For further information please see the Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions section of this Item 2 below. Thereafter, we do not have any additional secured debt maturing until March of 2022.

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

Highlights of Fiscal 2019; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In December 2018, we purchased the Lakeview Plaza Shopping Center (“Lakeview”) for $12 million, exclusive of closing costs.  Lakeview is a 177,000 square foot grocery-anchored shopping center located in Brewster, NY.  When we purchased the property we anticipated having to invest up to $8 million for capital improvements and for re-tenanting at the property.  We purchased the property with available cash and a borrowing on our Unsecured Revolving Credit Facility (“Facility”).  As of the date of this report, we have expended approximately $3.6 million of the $8 million anticipated additional investment.

•
In March 18, 2019, we completed the refinancing of our $14.9 million mortgage secured by our Darien, CT shopping center.  The new mortgage principal balance is $25 million, and the note has a term of ten years and requires payments of principal and interest at the rate of LIBOR plus 1.65%.  We also entered into an interest rate swap with the new lender, which converts the variable interest rate (based on LIBOR) to a fixed rate of 4.815% per annum.  The fixed interest rate on the refinanced mortgage was 6.55%.

•
In March 2019, we completed the refinancing of our existing $9.1 million mortgage secured by our Newark, NJ shopping center.  The new mortgage principal balance is $10 million, and the note has a term of ten years and requires payments of principal and interest at the fixed rate of 4.63%, which is a reduction from the fixed interest rate of 6.15% on the refinanced mortgage.

•
In March 2019, we sold Plaza 59, a commercial real estate property located in Spring Valley, NY.  Plaza 59 is a property that we owned a 50% undivided tenancy-in-common interest, and accounted for under the equity method of accounting.  The total loss on sale was $913,600, of which our 50% share was $456,700.  This resulted in our equity in net income from Plaza 59 being reduced by $363,000 in the first quarter of fiscal 2019, when that property was classified as held-for-sale in accordance with Generally Accepted Accounting Principles (or "GAAP") and an additional $94,000 reduction in the second quarter of fiscal 2019, when the property sale closed and the asset was de-recognized in accordance with GAAP.  This loss has been added back to our Funds from Operations (“FFO”) as discussed below in this Item 2.

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

Index

Leasing

Rollovers

For the three months ended April 30, 2019, we signed leases for a total of 335,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 63,000 square feet at an average rental decrease of 12.5% on a cash basis.  Renewals for 272,000 square feet of space previously occupied were signed at an average rental increase of 1.5% on a cash basis.

Tenant improvements and leasing commissions averaged $25.05 per square foot for new leases and $0.15 per square foot for renewals for the six months ended April 30, 2019. The average term for new leases was 6 years and the average term for renewal leases was 4 years.

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

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete, with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by us to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet, was rejected by A&P in bankruptcy, and we are continuing to market that space for re-lease.  In July 2018, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant, as that operator failed to perform under its lease and was evicted.  We have signed a lease with Whole Foods Market for this location, and we expect to deliver the space to the lessee by the end of fiscal 2019.

In May 2018, the grocery tenant occupying 30,600 square feet at our Passaic, NJ property went vacant, the tenant was evicted, and the lease was terminated.  In May 2019, we signed two leases to re-lease a large portion of this space at a rental rate that is 12% below the rent we received from the prior grocery tenant.

In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a $3.7 million lease termination payment, which was recorded as revenue in the second quarter of fiscal year ended October 31, 2018.  Also in April 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvements or tenant allowances.

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

Liquidity and Capital Resources

Overview

At April 30, 2019, we had cash and cash equivalents of $8.8 million, compared to $10.3 million at October 31, 2018.  Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  For the six months ended April 30, 2019 and 2018, net cash flows from operating activities amounted to $33.2 million and $36.8 million, respectively.  The six month period ended 2018 net cash flows from operations included a one-time $3.7 million lease termination payment received from a grocery store tenant in our Newark, NJ property (see Significant Events with Impacts on Leasing section earlier in this Item 2 for more information).

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the six months ended April 30, 2019 and 2018 totaled $21.3 million and $20.8 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the six months ended April 30, 2019, we paid approximately $9.6 million for land improvements, property improvements, tenant improvements and leasing commission costs (approximately $4.4 million representing land improvements (see Highlights of Fiscal 2019 earlier in this Item 2 for more information on our purchase of Lakeview Plaza Shopping Center), $2.4 million representing property improvements and approximately $2.8 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $6.7 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2019.  This amount is inclusive of the remaining investment needed on Lakeview (see Highlights section above).  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $301.3 million consist of $1.7 million in variable rate debt with an interest rate of 5.00% as of April 30, 2019 and $298.2 million in fixed-rate mortgage loans with a weighted average interest rate of 4.1% at April 30, 2019.  The mortgages are secured by 26 properties with a net book value of $552 million and have fixed rates of interest ranging from 3.5% to 4.9%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

At April 30, 2019, we had $26.3 million in additional variable-rate debt consisting of draws on our Facility (see below) that was not fixed through an interest rate swap or otherwise. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 32.7% and a fixed charge coverage ratio of over 3.6 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 52 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At April 30, 2019, we had borrowing capacity of $73 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 3 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, Bank of Montreal and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of April 30, 2019, $73 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at April 30, 2019.

During the six months ended April 30, 2019, we borrowed $21.5 million on our Facility for property acquisitions, to fund capital improvements to our properties and for general corporate purposes. For the six months ended April 30, 2019 we repaid $23.8 million of borrowings on our Facility, with available cash, proceeds from mortgage financings and proceeds from the sale of marketable securities.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $33.2 million for the six months ended April 30, 2019 compared to $36.8 million in the comparable period of fiscal 2018. The decrease in operating cash flows when compared with the corresponding prior period was due primarily to our receiving a $3.7 million lease termination payment in the second quarter of fiscal 2018 from one of our grocery store tenants who wanted to terminate its lease early (see Significant Events with Impacts on Leasing earlier in this Item 2 for more information).  This decrease was partially offset by our properties generating additional operating income in the six months ended April 30, 2019 when compared with the corresponding prior period.  This additional operating income was predominantly from properties acquired after the first six months of fiscal 2018 and in the first six months of fiscal 2019.  In addition, our net income increased as a result of increased base rent from a grocery store tenant amending and extending its lease at the beginning of fiscal 2019 at a significantly higher base rent than in the prior period.

Investing Activities

Net cash flows used in investing activities amounted to $12.8 million for the six months ended April 30, 2019 compared to $17.3 million in the comparable period of fiscal 2018. The decrease in net cash flows used in investing activities in fiscal 2019 when compared to the corresponding prior period was the result of selling our marketable security portfolio in the second quarter of fiscal 2019 and realizing proceeds on that sale of $6 million.  The marketable securities were purchased in the first half of fiscal 2018.  These transactions created an $11 million positive variance in cash flows from investing activities for the six month period ended April 30, 2019 compared with the corresponding prior period. In addition, the decrease in cash flows used in investing activities was the result of one of our unconsolidated joint ventures selling a property it owned in the second quarter of fiscal 2019 and distributing $5 million in sales proceeds to us.  This positive variance was partially offset by us acquiring one property for $12 million in the first six months of fiscal 2019 versus purchasing two properties in the first six months of fiscal 2018 for $4.8 million and expending $5.6 million more for improvements to properties and deferred charges in the first six months of fiscal 2019 versus the corresponding prior period.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

The $10.2 million increase in net cash flows used by financing activities for the six months ended April 30, 2019 when compared to the corresponding prior period was predominantly the result of repaying $20.0 million more on our Facility in the first six months of fiscal 2019 when compared with the corresponding period of fiscal 2018.  This increase was partially offset by generating net cash of $11.1 million from two mortgage refinancings in the first six months of fiscal 2019.

Index
Results of Operations

The following information summarizes our results of operations for the six months and three months ended April 30, 2019 and 2018 (amounts in thousands):

	Six months ended
	April 30,				Change Attributable to
Revenues	2019	2018	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$49,706	$47,494	$2,212	4.7%	$1,672	$540
Recoveries from tenants	16,825	16,316	509	3.1%	763	(254)
Lease termination	17	3,754	(3,737)	(99.5)%	-	(3,737)
Other income	2,200	2,436	(236)	(9.7)%	42	(278)

Operating Expenses
Property operating	11,715	12,046	(331)	(2.7)%	713	(1,044)
Property taxes	11,718	10,304	1,414	13.7%	419	995
Depreciation and amortization	13,925	13,917	8	0.1%	266	(258)
General and administrative	4,919	4,702	217	4.6%	n/a	n/a

Non-Operating Income/Expense
Interest expense	7,110	6,739	371	5.5%	72	299
Interest, dividends, and other investment income	184	142	42	29.6%	n/a	n/a

	Three Months Ended
	April 30,				Change Attributable to
Revenues	2019	2018	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$24,928	$23,910	$1,018	4.3%	$841	$177
Recoveries from tenants	8,373	8,109	264	3.3%	367	(103)
Lease termination	-	3,754	(3,754)	(100.0)%	-	(3,754)
Other income	992	1,232	(240)	(19.5)%	5	(245)

Operating Expenses
Property operating	5,851	5,740	111	1.9%	371	(260)
Property taxes	5,805	5,157	648	12.6%	222	426
Depreciation and amortization	6,985	6,968	17	0.2%	126	(109)
General and administrative	2,265	2,283	(18)	(0.8)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,532	3,316	216	6.5%	32	184
Interest, dividends, and other investment income	55	62	(7)	(11.3)%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2019 and 2018 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 4.7% to $49.7 million for the six month period ended April 30, 2019 as compared with $47.5 million in the comparable period of 2018. Base rents increased by 4.3% to $24.9 million for the three month period ended April 30, 2019 as compared with $23.9 million in the comparable period of 2018. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2018, we purchased three properties totaling 53,700 square feet of GLA.  In the first six months of fiscal 2019, we purchased one property totaling 177,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the six months ended April 30, 2019 when compared with fiscal 2018.

Properties Held in Both Periods:

Revenues

Base Rent
The increase in base rents for the six month and three month periods ended April 30, 2019, when compared to the corresponding prior periods, was predominantly caused by new leasing activity at several properties held in both periods and a lease renewal with a grocery-store tenant at a significantly higher rent than the expiring period rent, both of which created a positive variance in base rent.

In the first six months of fiscal 2019, we leased or renewed approximately 335,000 square feet (or approximately 7.3% of total consolidated property leasable area).  At April 30, 2019, the Company’s consolidated properties were 92.3% leased (93.2% leased at October 31, 2018).

Tenant Recoveries
In the six month and three month periods ended April 30, 2019, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by $254,000 and $103,000, respectively, when compared with the corresponding prior periods. This decrease was a result of a decrease in property operating expenses predominantly related to a decrease in snow removal costs at our properties owned in both periods, partially offset by an increase in property tax expense as a result of an increase in property tax assessments in both periods.

Lease Termination Income
In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a one-time $3.7 million lease termination payment, which we received and recorded as revenue in the six month and three month periods ended April 30, 2018.  Also in March 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvement allowance.

Expenses

Property Operating
In the six month and three month periods ended April 30, 2019, property operating expenses decreased by $1.0 million and $260,000, respectively, when compared with the corresponding prior periods, predominantly as a result of a decrease in snow removal costs at our properties owned in both periods.

Property Taxes
In the six month and three month periods ended April 30, 2019, property taxes increased by $995,000 and $426,000, respectively when compared with the corresponding prior periods, as a result of an increase in property tax assessments for a number of our properties owned in both periods, specifically in the City of Stamford, CT.

Interest
In the six month and three month periods ended April 30, 2019, interest expense increased by $299,000 and $184,000, respectively when compared with the corresponding prior periods as a result of the Company having a larger balance drawn on its Facility in both the six month and three month periods ended April 30, 2019 when compared with the corresponding prior periods.

Depreciation and Amortization
Depreciation and amortization was relatively unchanged in the six month and three month periods ended April 30, 2019, when compared with the corresponding prior periods.

General and Administrative Expenses
General and administrative expense increased by $217,000 in the six month period ended April 30, 2019 when compared with the corresponding prior period predominantly as a result of normal salary increases and bonuses for our employees being larger than the prior period. General and administrative expense was relatively unchanged in the three month period ended April 30, 2019 when compared with the corresponding prior period.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for the six months and three months ended April 30, 2019 and 2018 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Six months ended		Three Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
Net Income Applicable to Common and Class A Common Stockholders	$11,652	$14,519	$5,798	$9,598

Real property depreciation	11,333	10,996	5,669	5,538
Amortization of tenant improvements and allowances	1,732	2,079	849	1,037
Amortization of deferred leasing costs	812	798	419	372
Depreciation and amortization on unconsolidated joint ventures	753	808	373	405
Loss on sale of property in unconsolidated joint venture	457	-	94	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$26,739	$29,200	$13,202	$16,950

FFO amounted to $26.7 million in the first six months of fiscal 2019 compared to $29.2 million in the comparable period of fiscal 2018.  The net decrease in FFO is attributable, among other things, to: (i) the receipt of a $3.7 million one-time lease termination payment in the second quarter of fiscal 2018 from a grocery store tenant who wanted to terminate its lease early (see Significant Events with an Impact on Leasing section earlier in this Item 2); (ii) an increase in interest expense as a result of having more outstanding on our Facility in the six month and three month periods ended April 30, 2019 when compared with the corresponding prior periods; offset by (iii) a $403,000 gain on sale of marketable securities in the first six months of fiscal 2019 when we sold all of our marketable securities; (iv) the additional net income generated from properties acquired in fiscal 2018 and the first six months of fiscal 2019; (v) additional net income generated from increased base rent revenue for our existing properties, specifically related to a property where the grocery store tenant renewed their lease at a significantly higher rent than the current rent.

FFO amounted to $13.2 million in the three months ended April 30, 2019 compared to $17.0 million in the comparable period of fiscal 2018.  The net decrease in FFO is attributable, among other things, to: (i) the receipt of $3.7 million one-time lease termination payment in the second quarter of fiscal 2018 from a grocery store tenant who wanted to terminate its lease early (see Significant Events with an Impact on Leasing section earlier in this Item 2); (ii) an increase in interest expense as a result of having more outstanding on our Facility in the three month period ended April 30, 2019 when compared with the corresponding prior period; offset by (iii) the additional net income generated from properties acquired in fiscal 2018 and the first six months of fiscal 2019; (iv) additional net income generated from increased base rent revenue for our existing properties, specifically related to a property where the grocery store tenant renewed their lease at a significantly higher rent than the current rent.

Index

Off-Balance Sheet Arrangements

We have six off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in the Putnam Plaza Shopping Center,

•	an 11.642% equity interest in the Midway Shopping Center, L.P.,

•	a 50% equity interest in the Chestnut Ridge Shopping Center,

•	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee’s Plaza, and

•	a 20% interest in a suburban office building with ground level retail.

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

		Principal Balance
Joint Venture Description	Location	Original Balance	At April 30, 2019	Fixed Interest Rate Per Annum	Maturity Date

Midway Shopping Center	Scarsdale, NY	$32,000	$27,100	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,800	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$12,200	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,900	3.38%	Aug-2026

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

Index
Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of April 30, 2019, we had total mortgage debt of $298.2 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of April 30, 2019, we had eight open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Orangeburg, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Rye swaps expire in October 2019, the Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028 and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.  At April 30, 2019, we had $26.3 million outstanding on our Facility, which bears interest at Libor plus 1.35%.  In addition, we purchased a property in March of fiscal 2018 and financed a portion of the purchase price with unsecured notes accepted by the seller of the property.  The unsecured notes require the payment of interest only.  $1.5 million of the notes bear interest at a fixed rate of 5.05% and $1.7 million of the notes bear interest at a variable rate of interest based on the level of our Class A Common stock dividend, which was 5.00% as of April 30, 2019.  If interest rates were to rise 1%, our interest expense would increase by $279,950 per annum as a result of the variable rate borrowing outstanding at April 30, 2019 on the Facility and the unsecured notes.

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

Changes in Internal Controls
During the quarter ended April 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any litigation that in management's opinion would result in a material adverse effect on our ownership, management or operation of our properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred stock in open market transactions.  We have repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, we have repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock. For the three months ended April 30, 2019, the Company did not repurchase any stock under the Current Repurchase Program.

From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

Index

Item 6.  Exhibits

10.1
First Amendment to Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 21, 2019 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 filed on March 28, 2019 (SEC File No. 333-230571)).

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

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders’ Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 7, 2019	and Principal Accounting Officer