Form 10-Q
period 2019-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2019-09-05
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of September 4, 2019 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 9,962,756 Common Shares, par value $.01 per share, and 29,892,041 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2019	October 31, 2018
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,137,957	$1,118,075
Less: Accumulated depreciation	(235,184)	(218,653)
	902,773	899,422
Investments in and advances to unconsolidated joint ventures	30,068	37,434
	932,841	936,856

Cash and cash equivalents	8,600	10,285
Marketable securities	-	5,567
Tenant receivables	23,292	22,607
Prepaid expenses and other assets	19,284	22,467
Deferred charges, net of accumulated amortization	10,204	10,451
Total Assets	$994,221	$1,008,233

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$12,595	$28,595
Mortgage notes payable and other loans	311,396	293,801
Accounts payable and accrued expenses	11,830	3,900
Deferred compensation – officers	40	72
Other liabilities	21,676	21,466
Total Liabilities	357,537	347,834

Redeemable Noncontrolling Interests	78,294	78,258

Commitments and Contingencies

Stockholders’ Equity:
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); 3,000,000 shares issued and outstanding	75,000	75,000
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,962,756 and 9,822,006 shares issued and outstanding	100	99
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,892,041 and 29,814,814 shares issued and outstanding	299	298
Additional paid in capital	521,240	518,136
Cumulative distributions in excess of net income	(148,065)	(133,858)
Accumulated other comprehensive income (loss)	(5,184)	7,466
Total Stockholders' Equity	558,390	582,141
Total Liabilities and Stockholders' Equity	$994,221	$1,008,233

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018

Revenues
Base rents	$74,243	$72,162	$24,537	$24,668
Recoveries from tenants	24,664	23,390	7,839	7,074
Lease termination	194	3,790	178	36
Other	4,196	3,467	1,995	1,031
Total Revenues	103,297	102,809	34,549	32,809

Expenses
Property operating	16,670	16,850	4,955	4,804
Property taxes	17,603	15,604	5,885	5,300
Depreciation and amortization	20,926	21,287	7,001	7,370
General and administrative	7,149	7,024	2,230	2,322
Provision for tenant credit losses	719	674	223	302
Directors' fees and expenses	265	267	73	79
Total Operating Expenses	63,332	61,706	20,367	20,177

Operating Income	39,965	41,103	14,182	12,632

Non-Operating Income (Expense):
Interest expense	(10,607)	(10,178)	(3,497)	(3,439)
Equity in net income from unconsolidated joint ventures	1,007	1,710	289	483
Gain on sale of marketable securities	403	-	-	-
Gain on sale of property	409	-	409	-
Interest, dividends and other investment income	228	246	44	104
Net Income	31,405	32,881	11,427	9,780

Noncontrolling interests:
Net income attributable to noncontrolling interests	(3,295)	(3,595)	(1,094)	(1,138)
Net income attributable to Urstadt Biddle Properties Inc.	28,110	29,286	10,333	8,642
Preferred stock dividends	(9,188)	(9,188)	(3,063)	(3,063)

Net Income Applicable to Common and Class A Common Stockholders	$18,922	$20,098	$7,270	$5,579

Basic Earnings Per Share:
Per Common Share:	$0.45	$0.48	$0.17	$0.13
Per Class A Common Share:	$0.51	$0.54	$0.19	$0.15

Diluted Earnings Per Share:
Per Common Share:	$0.44	$0.47	$0.17	$0.13
Per Class A Common Share:	$0.50	$0.53	$0.19	$0.15

Dividends Per Share:
Common	$0.735	$0.72	$0.245	$0.24
Class A Common	$0.825	$0.81	$0.275	$0.27

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018

Net Income	$31,405	$32,881	$11,427	$9,780

Other comprehensive income (loss):
Change in unrealized gains on marketable securities	-	777	-	755
Change in unrealized gains (losses) on interest rate swaps	(10,731)	3,675	(4,422)	125
Change in unrealized losses on interest rate swaps-equity investees	(1,350)	-	(561)	-

Total comprehensive income	19,324	37,333	6,444	10,660
Comprehensive income attributable to noncontrolling interests	(3,295)	(3,595)	(1,094)	(1,138)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	16,029	33,738	5,350	9,522
Preferred stock dividends	(9,188)	(9,188)	(3,063)	(3,063)
Total comprehensive income applicable to Common and Class A Common Stockholders	$6,841	$24,550	$2,287	$6,459

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$31,405	$32,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,926	21,287
Straight-line rent adjustment	(672)	(830)
Provision for tenant credit losses	719	674
(Gain) on sale of marketable securities	(403)	-
(Gain) on sale of property	(409)	-
Restricted stock compensation expense and other adjustments	3,229	2,939
Deferred compensation arrangement	(32)	(21)
Equity in net (income) of unconsolidated joint ventures	(1,007)	(1,710)
Distributions of operating income from unconsolidated joint ventures	1,007	1,710
Changes in operating assets and liabilities:
Tenant receivables	(758)	(1,369)
Accounts payable and accrued expenses	(1,273)	5,198
Other assets and other liabilities, net	(394)	(5,172)
Net Cash Flow Provided by Operating Activities	52,338	55,587

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(11,755)	(7,165)
Investments in and advances to unconsolidated joint ventures	(619)	-
Acquisitions of noncontrolling interests	(1,723)	-
Deposits on acquisition of real estate investment	-	-
Purchase of securities available for sale	-	(4,999)
Proceeds from the sale of available for sale securities	5,970	-
Proceeds from sale of property	3,372	-
Improvements to properties and deferred charges	(13,663)	(6,374)
Distributions to noncontrolling interests	(3,295)	(3,595)
Return of capital from unconsolidated joint ventures	6,628	324
Net Cash Flow (Used in) Investing Activities	(15,085)	(21,809)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(31,939)	(31,220)
Dividends paid -- Preferred Stock	(9,188)	(9,188)
Principal repayments on mortgage notes payable	(4,762)	(12,682)
Proceeds from mortgage note payable and other loans	47,000	-
Repayment of mortgage note payable and other loans	(23,925)	-
Repayment of revolving credit line borrowings	(41,500)	(9,000)
Proceeds from revolving credit line borrowings	25,500	30,595
Payment of taxes on shares withheld for employee taxes	(270)	(241)
Repurchase of shares of Class A Common Stock	-	(120)
Net proceeds from the issuance of Common and Class A Common Stock	146	148
Net Cash Flow (Used in) Financing Activities	(38,938)	(31,708)

Net Increase/(Decrease) In Cash and Cash Equivalents	(1,685)	2,070
Cash and Cash Equivalents at Beginning of Period	10,285	8,674

Cash and Cash Equivalents at End of Period	$8,600	$10,744

Supplemental Cash Flow Disclosures:
Interest Paid	$10,501	$9,893

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended July 31, 2019 and 2018
(In thousands, except share and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,822,006	$99	29,814,814	$298	$518,136	$(133,858)	$7,466	$582,141
November 1, 2018 adoption of new accounting standard - See Note 1	-	-	-	-	-	-	-	-	-	569	(569)	-
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	18,922	-	18,922
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(12,081)	(12,081)
Cash dividends paid :
Common stock ($0.735 per share)	-	-	-	-	-	-	-	-	-	(7,321)	-	(7,321)
Class A common stock ($0.825 per share)	-	-	-	-	-	-	-	-	-	(24,617)	-	(24,617)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,550	-	4,217	-	146	-	-	146
Shares issued under restricted stock plan	-	-	-	-	137,200	1	111,450	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(14,290)	-	(269)	-	-	(269)
Forfeiture of restricted stock	-	-	-	-	-	-	(24,150)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	3,229	-	-	3,229
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,760)	-	(1,760)
Balances - July 31, 2019	3,000,000	$75,000	4,600,000	$115,000	9,962,756	$100	29,892,041	$299	$521,240	$(148,065)	$(5,184)	$558,390

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2017	3,000,000	$75,000	4,600,000	$115,000	9,664,778	$97	29,728,744	$297	$514,217	$(120,123)	$2,742	$587,230
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	20,098	-	20,098
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	777	777
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,675	3,675
Cash dividends paid :
Common stock ($0.72 per share)	-	-	-	-	-	-	-	-	-	(7,069)	-	(7,069)
Class A common stock ($0.81 per share)	-	-	-	-	-	-	-	-	-	(24,151)	-	(24,151)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,383	-	4,279	-	148	-	-	148
Shares issued under restricted stock plan	-	-	-	-	152,700	2	102,800	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(10,886)	-	(240)	-	-	(240)
Forfeiture of restricted stock	-	-	-	-	-	-	(3,850)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,941	-	-	2,941
Repurchase of Class A Common Stock	-	-	-	-	-	-	(6,660)	-	(120)	-	-	(120)
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	270	-	270
Balances - July 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,820,861	$99	29,814,427	$298	$516,943	$(130,975)	$7,194	$583,559

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended July 31, 2019 and 2018
(In thousands, except share and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - April 30, 2019	3,000,000	$75,000	4,600,000	$115,000	9,961,609	$100	29,901,146	$299	$520,074	$(144,319)	$(201)	$565,953
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	7,270	-	7,270
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(4,983)	(4,983)
Cash dividends paid :
Common stock ($0.245 per share)	-	-	-	-	-	-	-	-	-	(2,441)	-	(2,441)
Class A common stock ($0.275 per share)	-	-	-	-	-	-	-	-	-	(8,195)	-	(8,195)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,147	-	1,345	-	48	-	-	48
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(10,450)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,118	-	-	1,118
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(380)	-	(380)
Balances - July 31, 2019	3,000,000	$75,000	4,600,000	$115,000	9,962,756	$100	29,892,041	$299	$521,240	$(148,065)	$(5,184)	$558,390

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - April 30, 2018	3,000,000	$75,000	4,600,000	$115,000	9,819,765	$99	29,813,363	$298	$515,738	$(123,315)	$6,314	$589,134
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,579	-	5,579
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	755	755
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	125	125
Cash dividends paid :
Common stock ($0.24 per share)	-	-	-	-	-	-	-	-	-	(2,356)	-	(2,356)
Class A common stock ($0.27 per share)	-	-	-	-	-	-	-	-	-	(8,051)	-	(8,051)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,096	-	1,314	-	49	-	-	49
Forfeiture of restricted stock	-	-	-	-	-	-	(250)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,156	-	-	1,156
Repurchase of Class A Common Stock	-	-	-	-	-	-	-	-	-	-	-	-
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(2,832)	-	(2,832)
Balances - July 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,820,861	$99	29,814,427	$298	$516,943	$(130,975)	$7,194	$583,559

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2019, the Company owned or had equity interests in 83 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and nine months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the year ending October 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2019. As of July 31, 2019, the fiscal tax years 2016 through and including 2018 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

In January 2019, the Company sold all of its marketable equity securities and realized a gain on sale in the amount of $403,000, which has been recorded in the consolidated statement of income for nine months ended July 31, 2019.

The Company did not own any marketable equity securities as of July 31, 2019.  The unrealized gain on the Company's marketable equity securities at October 31, 2018 is detailed below (in thousands):

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

As of July 31, 2019, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At July 31, 2019, the Company had approximately $132.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of July 31, 2019 and October 31, 2018, the Company had a deferred liability of $4.8 million and $114,000, respectively (included in accounts payable and accrued expense on the consolidated balance sheets) and a deferred asset of $951,000 and $7.0 million, respectively (included in prepaid expenses and other assets on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting, and prior to November 1, 2018, unrealized gains/(losses) on marketable securities classified as available-for-sale. At July 31, 2019, accumulated other comprehensive (loss) consisted of net unrealized losses on interest rate swap agreements of $5.2 million, inclusive of the Company's share of accumulated comprehensive income/(loss) from joint ventures accounted for by the equity method of accounting.  At October 31, 2018, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $6.9 million and unrealized gains/(losses) on marketable securities classified as available-for-sale of $569,000. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments is impaired at July 31, 2019.

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

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions as the Company utilizes to determine fair value in a business combination.

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

Property Held for Sale
The Company reports properties that are either disposed of or are classified as held for sale in continuing operations in the consolidated statement of income if the removal, or anticipated removal, of the asset(s) from the reporting entity does not represent a strategic shift that has or will have a major effect on an entity's operations and financial results when disposed of.   The Company did not classify any properties as held for sale as of July 31, 2019.

In June 2019, the Company sold for $3.7 million its property located in Monroe, CT, as that property no longer met the Company's investment objectives.  In conjunction with the sale the Company realized a gain on sale of property in the amount of $409,000, which is included in continuing operations in the consolidated statement of income for the three and nine months ended July 31, 2019.

The operating results of the Monroe Property, which is included in continuing operations is as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
Revenues	$210	$284	$30	$94
Property operating expense	(66)	(91)	(14)	(34)
Depreciation and amortization	(41)	(62)	-	(21)
Net Income	$103	$131	$16	$39

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

Revenues from operating leases are generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  At July 31, 2019 and October 31, 2018, $19,128,000 and $18,375,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under U.S. GAAP have been met.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2019 and October 31, 2018, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $5,137,000 and $4,800,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
Numerator
Net income applicable to common stockholders – basic	$3,983	$4,136	$1,531	$1,148
Effect of dilutive securities:
Restricted stock awards	155	202	68	63
Net income applicable to common stockholders – diluted	$4,138	$4,338	$1,599	$1,211

Denominator
Denominator for basic EPS – weighted average common shares	8,812	8,558	8,813	8,560
Effect of dilutive securities:
Restricted stock awards	501	589	585	673
Denominator for diluted EPS – weighted average common equivalent shares	9,313	9,147	9,398	9,233

Numerator
Net income applicable to Class A common stockholders-basic	$14,939	$15,962	$5,739	$4,431
Effect of dilutive securities:
Restricted stock awards	(155)	(202)	(68)	(63)
Net income applicable to Class A common stockholders – diluted	$14,784	$15,760	$5,671	$4,368

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,442	29,363	29,431	29,358
Effect of dilutive securities:
Restricted stock awards	195	175	244	232
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,637	29,538	29,675	29,590

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
Ridgeway Revenues	10.7%	10.0%	10.6%	10.5%
All Other Property Revenues	89.3%	90.0%	89.4%	89.5%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	July 31, 2019	October 31, 2018
Ridgeway Assets	6.6%	7.2%
All Other Property Assets	93.4%	92.8%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and nine months ended July 31, 2019 or the year ended October 31, 2018.

	July 31, 2019	October 31, 2018
Ridgeway Percent Leased	97%	96%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2019	2018	2019	2018
The Stop & Shop Supermarket Company	21%	21%	21%	21%
Bed, Bath & Beyond	14%	14%	15%	14%
Marshall’s Inc.	10%	10%	11%	10%
All Other Tenants at Ridgeway (Note 2)	55%	55%	53%	55%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Nine Months Ended July 31, 2019			Three Months Ended July 31, 2019
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$11,147	$92,150	$103,297	$3,745	$30,804	$34,549
Property Operating Expenses	$3,243	$31,030	$34,273	$1,043	$9,797	$10,840
Interest Expense	$1,278	$9,329	$10,607	$424	$3,073	$3,497
Depreciation and Amortization	$1,768	$19,158	$20,926	$582	$6,419	$7,001
Net Income	$4,857	$26,548	$31,405	$1,695	$9,732	$11,427

Income Statements (In Thousands):	Nine Months Ended July 31, 2018			Three Months Ended July 31, 2018
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,254	$92,555	$102,809	$3,434	$29,375	$32,809
Property Operating Expenses	$2,894	$29,560	$32,454	$978	$9,126	$10,104
Interest Expense	$1,439	$8,739	$10,178	$428	$3,011	$3,439
Depreciation and Amortization	$1,986	$19,301	$21,287	$650	$6,720	$7,370
Net Income	$3,935	$28,946	$32,881	$1,378	$8,402	$9,780

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

New Accounting Standards
In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09 titled “Revenue from Contracts with Customers” and subsequently issued several related ASUs (collectively “ASU 2014-09”). ASU 2014-09 replaces most existing revenue recognition guidance and requires an entity to recognize the amount of revenue which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those years and must be applied retrospectively by either restating prior periods or by recognizing the cumulative effect as of the date of first application. The Company adopted ASU 2014-09 effective November 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not have an impact on the consolidated financial statements because the majority of the Company’s revenue consists of lease-related income from leasing arrangements, which is specifically excluded from ASU 2014-09. Other revenues, as a whole, are immaterial to total revenues. There was no change to previously reported amounts as a result of the adoption of ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. The Company has elected to apply the transition provisions of ASC Topic 842 at the beginning of the period of adoption, which for the Company, will be the first day of our year ended October 31, 2020 (i.e., November 1, 2019), and therefore, the Company will not retrospectively adjust prior periods presented. The Company will elect to apply certain adoption related practical expedients for all leases that commenced prior to the effective date. These practical expedients include not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases; and not reassessing initial direct costs for any existing leases.  Overall, the Company’s assessment of the adoption of ASC Topic 842 on November 1, 2019 is that it is not expected to be material to our financial statements or the disclosures contained therein.

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

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of July 31, 2019.

Index

(2) REAL ESTATE INVESTMENTS

In December 2018, the Company purchased Lakeview Plaza Shopping Center ("Lakeview") for $12.0 million (exclusive of closing costs).  Lakeview is a 177,000 square foot grocery-anchored shopping center located in Putnam County, NY. In addition, the Company anticipates having to invest up to $8.0 million for capital improvements and re-tenanting at the property, approximately $4.2 million of which has already been expended and added to the cost of the property.  The Company funded the purchase and capital improvements made subsequent to the purchase with available cash and borrowings on its unsecured revolving credit facility (the "Facility").  The Company intends to fund the remaining additional investment with a combination of available cash, borrowings on the Facility and by potentially placing a mortgage on the property.

The Company accounted for the purchase of Lakeview as an asset acquisition and allocated the total consideration transferred for the acquisition, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company’s purchase price allocation for the property acquired during the nine months ended July 31, 2019 (in thousands).

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

For the nine month periods ended July 31, 2019 and 2018, the net amortization of above-market and below-market leases was approximately $448,000 and $1,097,000, respectively, and for the three month periods ended July 31, 2019 and 2018, the net amortization of above-market and below-market leases was approximately $157,000 and $832,000, respectively.  All aforementioned amounts are included in base rents in the accompanying consolidated statements of income.

(3) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

The Company has a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one year-year extension at the Company’s option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at July 31, 2019.

During the nine months ended July 31, 2019, the Company borrowed $25.5 million on the Facility to fund capital improvements to our properties, property acquisitions and general corporate purposes. During the nine months ended July 31, 2019, the Company repaid $41.5 million on the Facility with available cash and with cash proceeds from mortgage refinancings and proceeds from the sale of marketable securities and an investment property sale.

In March 2019, the Company refinanced its existing $14.9 million first mortgage secured by its Darien, CT property.  The new mortgage has a principal balance of $25.0 million and has a term of 10 years and requires payments of principal and interest at the rate of LIBOR plus 1.65%.  The Company also entered into an interest rate swap contract with the new lender, which converts the variable interest rate (based on LIBOR) to a fixed rate of 4.815% per annum.

In March 2019, the Company refinanced its existing $9.1 million first mortgage secured by our Newark, NJ property.  The new mortgage has a principal balance of $10.0 million, has a term of 10 years, and requires payments of principal and interest at a fixed rate of 4.63%.

In June 2019, the Company placed a first mortgage on its Brewster NY property.  The new mortgage has a principal balance of $12.0 million, has a term of 10 years and requires payments of principal and interest at the rate of LIBOR plus 1.75%.  Concurrent with entering into the mortgage, the Company also entered into an interest rate swap contract with the new lender, which converts the variable interest rate (based on LIBOR) to a fixed rate of 3.6325% per annum.

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

Subsequent to July 31, 2019, the Company redeemed the remaining noncontrolling interest in Ironbound for $3.0 million.  After the redemption the Company owns 100% of Ironbound.

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 45.2% interest in Orangeburg, which owns a drug store anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.9 million in Orangeburg, and as a result, as of July 31, 2019 the Company's ownership percentage has increased to 45.2% from approximately 2.92% at inception.

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

UB High Ridge

The Company is the managing member and owns a 12.6% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests totaling $2.2 million through July 31, 2019.  UB High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery anchored shopping center ("High Ridge"), and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.49% of their invested capital.

UB Dumont I, LLC

The Company is the managing member and owns a 36.4% interest in UB Dumont I, LLC.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through July 31, 2019.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.05% of their invested capital.

UB New City I, LLC

The Company is the managing member and owns a 78.2% equity interest in a joint venture, UB New City I, LLC.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $91,300 through July 31, 2019.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Ironbound, Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the nine months ended July 31, 2019 and 2018, the Company increased/(decreased) the carrying value of the noncontrolling interests by $1.8 million and $(270,000), respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the nine months ended July 31, 2019 and the fiscal year ended October 31, 2018 (amounts in thousands):

	July 31, 2019	October 31, 2018
Beginning Balance	$78,258	$81,361
Change in Redemption Value	1,760	(2,674)
Partial Redemption of UB High Ridge Noncontrolling Interest	(1,003)	(1,220)
Partial Redemption of Dumont Noncontrolling Interest	(630)	-
Partial Redemption of New City Noncontrolling Interest	(91)	-
Initial New City Noncontrolling Interest	-	791

Ending Balance	$78,294	$78,258

Index

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2019 and October 31, 2018 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	July 31, 2019	October 31, 2018
Chestnut Ridge Shopping Center (50%)	$12,165	$12,508
Plaza 59 - Cash (50%)	16	5,194
Gateway Plaza (50%)	6,977	6,680
Putnam Plaza Shopping Center (66.67%)	3,911	5,978
Midway Shopping Center, L.P. (11.642%)	4,380	4,509
Applebee's at Riverhead (50%)	1,896	1,842
81 Pondfield Road Company (20%)	723	723
Total	$30,068	$37,434

Chestnut Ridge Shopping Center and Plaza 59 Cash

The Company, through a wholly-owned subsidiary, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

In the first quarter of fiscal 2019, the Company's wholly-owned subsidiary that owned the 50% undivided tenancy-in-common interest in Plaza 59 and the other 50% tenancy-in-common owner of Plaza 59 entered into a purchase and sale agreement to sell Plaza 59 to an unrelated third party for a sale price of $10.0 million.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the first quarter of fiscal 2019.  In March 2019, Plaza 59 was sold and the asset was de-recognized in accordance with ASC Topic 610-20.  The Company's 50% share of the loss on sale amounted to $457,000, relating to the de-recognition of the asset.  The Company's remaining investment represents an investment in cash on hand.

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

Gateway is subject to a $12.1 million non-recourse first mortgage payable.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $26.9 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York, which is anchored by a Tops grocery store.

Putnam Plaza is subject to a first mortgage payable in the amount of $18.5 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

Restricted Stock Plan
The Company has a Restricted Stock Plan, as amended (the "Plan") that provides a form of equity compensation for employees of the Company.  In March 2019, the stockholders of the Company approved an increase in the number of shares available for grant under the Plan by 1,000,000 shares. The Plan, which is administered by the Company's compensation committee, authorizes grants of up to an aggregate of 5,500,000 shares of the Company’s common equity consisting of 350,000 Common shares, 350,000 Class A Common shares and 4,800,000 shares, which at the discretion of the compensation committee, may be awarded in any combination of Class A Common shares or Common shares.

During the nine months ended July 31, 2019, the Company awarded 137,200 shares of Common Stock and 111,450 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2019 was approximately $4.2 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of July 31, 2019, and changes during the nine months ended July 31, 2019 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2018	1,255,900	$17.22	452,925	$21.13
Granted	137,200	$15.33	111,450	$18.84
Vested	(247,000)	$14.78	(77,000)	$18.15
Forfeited	-	$-	(24,150)	$21.58
Non-vested at July 31, 2019	1,146,100	$17.52	463,225	$21.07

As of July 31, 2019, there was $14.5 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.7 years.  For the nine month periods ended July 31, 2019 and 2018, amounts charged to compensation expense totaled $3,191,000 and $3,249,000, respectively.  For the three month periods ended July 31, 2019 and 2018, amounts charged to compensation expense totaled $1,077,000 and $1,155,000, respectively.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2018 and July 31, 2019, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2019
Assets:
Interest Rate Swap Agreement	$951	$-	$951	$-

Liabilities:
Interest Rate Swap Agreement	$4,785	$-	$4,785	$-
Redeemable noncontrolling interests	$78,294	$22,319	$52,729	$3,246

October 31, 2018
Assets:
Interest Rate Swap Agreement	$7,011	$-	$7,011	$-
Available for Sale Securities	$5,567	$5,567	$-	$-
Liabilities:
Interest Rate Swap Agreement	$114	$-	$114	$-
Redeemable noncontrolling interests	$78,258	$22,131	$53,359	$2,768

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $3,864 at October 31, 2017 to $2,768 at October 31, 2018 as a result of a $1,096 decrease in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed (in thousands) from $2,768 at October 31, 2018 to $3,246 at July 31, 2019 as a result of a $478 increase in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2019, the Company had commitments of approximately $6.2 million for capital improvements to its properties and tenant-related obligations.

(9) SUBSEQUENT EVENTS

On September 4, 2019, the Board of Directors of the Company declared cash dividends of $0.275 for each share of Common Stock and $0.245 for each share of Class A Common Stock.  The dividends are payable on October 18, 2019 to stockholders of record on October 4, 2019.

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

At July 31, 2019, we owned or had equity interests in 83 properties, which include equity interests we own in six consolidated joint ventures and seven unconsolidated joint ventures, containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 93.0% of the GLA was leased (93.2% at October 31, 2018).  Of the properties owned by unconsolidated joint ventures, approximately 96.2% of the GLA was leased (96.3% at October 31, 2018).

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

Highlights of Fiscal 2019; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In December 2018, we purchased the Lakeview Plaza Shopping Center (“Lakeview”) for $12 million, exclusive of closing costs.  Lakeview is a 177,000 square foot grocery-anchored shopping center located in Brewster, NY.  When we purchased the property, we anticipated having to invest up to $8 million for capital improvements and for re-tenanting at the property.  We purchased the property with available cash and a borrowing on our Unsecured Revolving Credit Facility (“Facility”).  As of the date of this report, we have expended approximately $4.2 million of the $8 million anticipated additional investment.

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

•
In March 2019, we sold Plaza 59, a commercial real estate property located in Spring Valley, NY of which we owned a 50% undivided tenancy-in-common interest, and we accounted for under the equity method of accounting.  The total loss on sale was $913,600, of which our 50% share was $456,700.  This resulted in our equity in net income from Plaza 59 being reduced by $456,700.  This loss has been added back to our Funds from Operations (“FFO”) as discussed below in this Item 2.

•
In June 2019, we placed a first mortgage on our Brewster, NY property.  The new mortgage has a principal balance of $12.0 million, has a term of 10 years and requires payments of principal and interest at the rate of LIBOR plus 1.75%.  Concurrent with entering into the mortgage, we also entered into an interest rate swap contract with the new lender, which converts the variable interest rate (based on LIBOR) to a fixed rate of 3.6325% per annum.

•
In June 2019, we sold our Starbucks Plaza Shopping Center located in Monroe, CT as that property did not meet our stated investment objective of owing grocery or pharmacy-anchored shopping centers in the suburban communities that surround New York City.  The property was acquired by us in 2007 and we sold the property for $3.65 million and realized a book “GAAP” gain on sale of $409,000. This gain is not included in our Funds from Operations (“FFO”) as discussed below in this Item 2.

•
In June 2019, we redeemed 4,150 units of UB New City I, LLC (“New City”) from the noncontrolling member.  The total cash price paid for the redemption was $91,000.  As a result of the redemption our ownership percentage of New City increased to 78.2% from 75.3%.

•
In June 2019, we redeemed 44,701 units of UB High Ridge, LLC (“High Ridge”) from the noncontrolling member.  The total cash price paid for the redemption was $1,002,000.  As a result of the redemption our ownership percentage of High Ridge increased to 12.6% from 10.9%.

•
In August 2019, we redeemed for $3 million, the remaining 16% limited partnership interest in UB Ironbound, LP ("Ironbound").  Ironbound owns a grocery-anchored shopping center located in Newark, NJ.  After the redemption, we own 100% of the limited partnership, through two wholly-owned subsidiaries.

Known Trends; Outlook

We believe that shopping center REITs face opportunities and challenges that are both common to and unique from other REITs and real estate companies.  As a shopping center REIT, we are focused on certain challenges that are unique to the retail industry.  In particular, we recognize the challenges presented by e-commerce to brick-and-mortar retail establishments, including our tenants. However, we believe that because consumers generally prefer to purchase food and other staple goods and services available at supermarkets in person, the nature of our properties makes them less vulnerable to the encroachment of e-commerce than other properties whose tenants may more directly compete with the internet.   Moreover, we believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants are not supermarkets or other staple goods providers.  We note, however, that many prospective in-line tenants are seeking smaller spaces than in the past, as a result, in part, of internet encroachment on their brick-and-mortar business.   When feasible, we actively work to place tenants that are less susceptible to internet encroachment, such as restaurants, fitness centers, healthcare and personal services.  We continue to be sensitive to these considerations when we establish the tenant mix at our shopping centers, and believe that our strategy of focusing on supermarket anchors is a strong one.

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

Index

Leasing

Rollovers

For the nine months ended July 31, 2019, we signed leases for a total of 503,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 140,000 square feet at an average rental decrease of 8.3% on a cash basis.  Renewals for 363,000 square feet of space previously occupied were signed at average rental rates that were relatively the same level as the expiring rental rates on renewal leases on a cash basis.

Tenant improvements and leasing commissions averaged $42.91 per square foot for new leases and $2.06 per square foot for renewals for the nine months ended July 31, 2019. The average term for new leases was 6 years and the average term for renewal leases was 4 years.

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

In 2019, we believe our leasing volume will be in-line with our historical averages, with overall positive increases in rental income for renewal leases and small decreases for new leases. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Significant Events with Impacts on Leasing

In July 2015, one of our largest tenants, A&P, filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  Subsequently, A&P determined that it would be liquidating the company. Prior to A&P filing for bankruptcy, A&P leased and occupied nine spaces totaling 365,000 square feet in our portfolio.  The bankruptcy process relating to our nine spaces is complete, with eight of the nine A&P leases having been assumed by new operators in the bankruptcy process or re-leased by us to new operators.  The remaining lease, located in our Pompton Lakes shopping center, totaling 63,000 square feet, was rejected by A&P in bankruptcy, and we are continuing to market that space for re-lease.  In July 2018, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant, as that operator failed to perform under its lease and was evicted.  We have signed a lease with Whole Foods Market for this location, and we expect to deliver the space to the lessee by the end of fiscal 2019 or early in fiscal 2020.

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

Index

Liquidity and Capital Resources

Overview

At July 31, 2019, we had cash and cash equivalents of $8.6 million, compared to $10.3 million at October 31, 2018.  Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  For the nine months ended July 31, 2019 and 2018, net cash flows from operating activities amounted to $52.3 million and $55.6 million, respectively.  The nine month period ended 2018 net cash flows from operations included a one-time $3.7 million lease termination payment received from a grocery store tenant in our Newark, NJ property (see Significant Events with Impacts on Leasing section earlier in this Item 2 for more information).

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the nine months ended July 31, 2019 and 2018 totaled $31.9 million and $31.2 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our six consolidated joint venture entities, Ironbound, UB McLean, LLC, UB Orangeburg, LLC, UB High Ridge, LLC, UB Dumont I, LLC and UB New City I, LLC, have the right to require us to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 4 to the financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our debt level low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the nine months ended July 31, 2019, we paid approximately $13.7 million for land improvements, property improvements, tenant improvements and leasing commission costs (approximately $5.2 million representing land improvements (see Highlights of Fiscal 2019 earlier in this Item 2 for more information on our purchase of Lakeview), $3.9 million representing property improvements and approximately $4.6 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $6.2 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2019.  This amount is inclusive of the remaining investment needed on Lakeview (see Highlights section above).  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

We are currently in the process of developing 3.4 acres of land we own adjacent to one of our shopping centers.  The development consists of construction of two pad site buildings totaling approximately 5,260 square feet each pre-leased to national restaurant chains and building an approximately 131,000 gross square foot self-storage facility, which will be managed for us by a national self-storage company. We anticipate the total development cost will be approximately $15 million over the next two years.  We plan on funding the development costs with available cash, borrowing on our Facility, or using other sources of equity as more fully described earlier in this Item 2.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $311.4 million consist of $1.7 million in variable rate debt with an interest rate of 5.00% as of July 31, 2019 and $309.7 million in fixed-rate mortgage loans with a weighted average interest rate of 4.1% at July 31, 2019.  The mortgages are secured by 27 properties with a net book value of $562 million and have fixed rates of interest ranging from 3.4% to 4.8%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

We have 11 promissory notes secured by properties we consolidate and 3 promissory notes secured by properties in joint ventures that we do not consolidate.  The interest rate on these 14 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) plus some amount of credit spread.  In addition, on the day these notes were executed by us we entered into derivative interest rate swap contracts, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR, to a fixed rate of interest for the life of each note.  All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  All contracts, including our 14 promissory notes and 14 swap contracts that use LIBOR, will no longer have the reference rate available and the reference rate will need to be replaced.  We have very good working relationships with all of our lenders to our notes, who are also the counterparties to our swap contracts.  All indications we have received from our lenders and counterparties is that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were to happen, we believe there would be no effect on our financial position or results of operations.  However, because this is the first time any of our promissory notes or swap contracts reference rates have stopped being published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties on how they plan on dealing with this replacement rate event, we cannot be certain of the impact on the Company.

At July 31, 2019, we had $12.6 million in additional variable-rate debt consisting of draws on our Facility (see below) that were not fixed through an interest rate swap or otherwise. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 32.6% and a fixed charge coverage ratio of over 3.4 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 50 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At July 31, 2019, we had borrowing capacity of $87 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 3 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, Bank of Montreal and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of July 31, 2019, $87 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at July 31, 2019.

During the nine months ended July 31, 2019, we borrowed $25.5 million on our Facility for property acquisitions, to fund capital improvements to our properties and for general corporate purposes. For the nine months ended July 31, 2019 we repaid $41.5 million of borrowings on our Facility, with available cash, proceeds from mortgage financings, proceeds from investment property sales and proceeds from the sale of marketable securities.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $52.3 million for the nine months ended July 31, 2019 compared to $55.6 million in the comparable period of fiscal 2018. The decrease in operating cash flows when compared with the corresponding prior period was due primarily to our receiving a $3.7 million lease termination payment in the second quarter of fiscal 2018 from one of our grocery store tenants who wanted to terminate its lease early (see Significant Events with Impacts on Leasing earlier in this Item 2 for more information).  This decrease was partially offset by our properties generating additional operating income in the nine months ended July 31, 2019 when compared with the corresponding prior period.  This additional operating income was predominantly from properties acquired after in fiscal 2018 and in the first nine months of fiscal 2019.  In addition, our net income increased as a result of increased base rent from a grocery store tenant amending and extending its lease at the beginning of fiscal 2019 at a significantly higher base rent than in the prior period.

Investing Activities

Net cash flows used in investing activities amounted to $15.1 million for the nine months ended July 31, 2019 compared to $21.8 million in the comparable period of fiscal 2018. The decrease in net cash flows used in investing activities in fiscal 2019 when compared to the corresponding prior period was the result of selling our marketable security portfolio in the second quarter of fiscal 2019 and realizing proceeds on that sale of $6 million.  The marketable securities were purchased in the first half of fiscal 2018.  These transactions created an $11 million positive variance in cash flows from investing activities for the nine month period ended July 31, 2019 compared with the corresponding prior period. In addition, the decrease in cash flows used in investing activities was the result of one of our unconsolidated joint ventures selling a property it owned in the second quarter of fiscal 2019 and distributing $5 million in sales proceeds to us.  In addition, this decrease in net cash used by investing activities was the result of us selling one property in the nine months ended July 31, 2019 that provided $3.4 million in sales proceeds versus having no property sales in the corresponding prior period.  This positive variance was partially offset by us acquiring one property for $12 million in the first nine months of fiscal 2019 versus purchasing three properties in the first nine months of fiscal 2018 for $7.2 million and expending $7.3 million more for improvements to properties and deferred charges in the first nine months of fiscal 2019 versus the corresponding prior period.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

The $7.2 million increase in net cash flows used by financing activities for the nine months ended July 31, 2019 when compared to the corresponding prior period was predominantly the result of repaying $32.5 million more and borrowing $5.1 million less on our Facility in the first nine months of fiscal 2019 when compared with the corresponding period of fiscal 2018.  This increase was partially offset by our generating a net $30 million more in cash flow from mortgage refinancings and a new mortgage financing on a previously unencumbered property in the nine months ended July 31, 2019 when compared to the corresponding prior period.

Index

Results of Operations

The following information summarizes our results of operations for the nine months and three months ended July 31, 2019 and 2018 (amounts in thousands):

	Nine months ended
	July 31,				Change Attributable to
Revenues	2019	2018	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$74,243	$72,162	$2,081	2.9%	$2,275	$(194)
Recoveries from tenants	24,664	23,390	1,274	5.4%	940	334
Lease termination	194	3,790	(3,596)	(94.9)%	-	(3,596)
Other income	4,196	3,467	729	21.0%	58	671

Operating Expenses
Property operating	16,670	16,850	(180)	(1.1)%	906	(1,086)
Property taxes	17,603	15,604	1,999	12.8%	641	1,358
Depreciation and amortization	20,926	21,287	(361)	(1.7)%	348	(709)
General and administrative	7,149	7,024	125	1.8%	n/a	n/a

Non-Operating Income/Expense
Interest expense	10,607	10,178	429	4.2%	95	334
Interest, dividends, and other investment income	228	246	(18)	(7.3)%	n/a	n/a

	Three Months Ended
	July 31,				Change Attributable to
Revenues	2019	2018	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$24,537	$24,668	$(131)	(0.5)%	$603	$(734)
Recoveries from tenants	7,839	7,074	765	10.8%	177	588
Lease termination	178	36	142	394.4%	-	142
Other income	1,995	1,031	964	93.5%	17	947

Operating Expenses
Property operating	4,955	4,804	151	3.1%	193	(42)
Property taxes	5,885	5,300	585	11.0%	222	363
Depreciation and amortization	7,001	7,370	(369)	(5.0)%	82	(451)
General and administrative	2,230	2,322	(92)	(4.0)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,497	3,439	58	1.7%	23	35
Interest, dividends, and other investment income	44	104	(60)	(57.7)%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2019 and 2018 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 2.9% to $74.2 million for the nine month period ended July 31, 2019 as compared with $72.2 million in the comparable period of 2018. Base rents decreased by 0.5% to $24.5 million for the three month period ended July 31, 2019 as compared with $24.7 million in the comparable period of 2018. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2018, we purchased three properties totaling 53,700 square feet of GLA.  In the first nine months of fiscal 2019, we purchased one property totaling 177,000 square feet and sold one property totaling 10,100 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the nine months ended July 31, 2019 when compared with fiscal 2018.

Properties Held in Both Periods:

Revenues

Base Rent
The decrease in base rents for the nine month and three month periods ended July 31, 2019, when compared to the corresponding prior periods, was predominantly caused by an increase in base rent in the nine months ended July 31, 2018 as a result of $725,000 in amortization of a below market rent in accordance with ASC Topic 805 from a lease with a tenant who vacated a shopping center and whose lease was terminated.  This decrease was offset by new leasing activity at several properties held in both periods and a lease renewal with a grocery-store tenant at a significantly higher rent than the expiring period rent, both of which created a positive variance in base rent.

In the first nine months of fiscal 2019, we leased or renewed approximately 503,000 square feet (or approximately 11.0% of total consolidated property leasable area).  At July 31, 2019, the Company’s consolidated properties were 93.0% leased (93.2% leased at October 31, 2018).

Tenant Recoveries
In the nine month and three month periods ended July 31, 2019, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) increased by $334,000 and $588,000, respectively, when compared with the corresponding prior periods. This increase was a result of an increase in property tax expense caused by an increase in property tax assessments in both periods predominantly related to properties the Company owns in Stamford, CT.  This increase was partially offset by a decrease in property operating expenses mostly related to a decrease in snow removal costs at our properties owned in both periods.

Lease Termination Income
In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a one-time $3.7 million lease termination payment, which we received and recorded as revenue in the nine month period ended July 31, 2018.  Also in March 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvement allowance.

Expenses

Property Operating
In the nine month and three month periods ended July 31, 2019, property operating expenses decreased by $1.1 million and $42,000, respectively, when compared with the corresponding prior periods, predominantly as a result of a decrease in snow removal costs at our properties owned in both periods.

Property Taxes
In the nine month and three month periods ended July 31, 2019, property taxes increased by $1.4 million and $363,000, respectively, when compared with the corresponding prior periods, as a result of an increase in property tax assessments for a number of our properties owned in both periods, specifically in the City of Stamford, CT.

Interest
In the nine month and three month periods ended July 31, 2019, interest expense increased by $334,000 and $35,000, respectively, when compared with the corresponding prior periods as a result of the Company having a larger balance drawn on its Facility for a large portion of fiscal 2019 when compared with the corresponding prior periods.

Depreciation and Amortization
In the nine month and three month periods ended July 31, 2019, depreciation and amortization decreased by $709,000 and $451,000, respectively when compared with the prior period primarily as a result of increased ASC Topic 805 amortization expense for lease intangibles in the nine month and three month periods ended July 31, 2018 for a tenant who vacated the property and whose lease was terminated.

General and Administrative Expenses
General and administrative expense was relatively unchanged for the nine month and three months ended July 31, 2019 when compared with the corresponding prior periods.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the nine months and three months ended July 31, 2019 and 2018 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Nine months ended		Three Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Net Income Applicable to Common and Class A Common Stockholders	$18,922	$20,098	$7,270	$5,579

Real property depreciation	16,930	16,558	5,597	5,562
Amortization of tenant improvements and allowances	2,706	3,046	974	967
Amortization of deferred leasing costs	1,223	1,618	411	820
Depreciation and amortization on unconsolidated joint ventures	1,129	1,290	376	482
(Gain) on sale of property	(409)	-	(409)	-
Loss on sale of property in unconsolidated joint venture	457	-	-	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$40,958	$42,610	$14,219	$13,410

FFO amounted to $41.0 million in the first nine months of fiscal 2019 compared to $42.6 million in the comparable period of fiscal 2018.  The net decrease in FFO is attributable, among other things, to: (i) the receipt of a $3.7 million one-time lease termination payment in the second quarter of fiscal 2018 from a grocery store tenant who wanted to terminate its lease early (see Significant Events with an Impact on Leasing section earlier in this Item 2); (ii) an increase of $725,000 in base rent in the third quarter of fiscal 2018 related to the amortization of a below market rent in accordance with ASC Topic 805 for a grocery store tenant who was evicted and whose lease was terminated at our Passaic property (see Significant Events with an Impact on Leasing section earlier in this Item 2) and (iii) an increase in interest expense as a result of having more outstanding on our Facility in the nine month and three month periods ended July 31, 2019 when compared with the corresponding prior periods; offset by (iv) a $403,000 gain on sale of marketable securities in the first nine months of fiscal 2019 when we sold all of our marketable securities; (v) the additional net income generated from properties acquired in fiscal 2018 and the first nine months of fiscal 2019; (vi) additional net income generated from increased base rent revenue for our existing properties, specifically related to a property where the grocery store tenant renewed its lease at a significantly higher rent than the current rent.

FFO amounted to $14.2 million in the three months ended July 31, 2019 compared to $13.4 million in the comparable period of fiscal 2018.  The net increase in FFO is attributable, among other things, to: (i) the additional net income generated from properties acquired in fiscal 2018 and the first nine months of fiscal 2019; (ii) additional net income generated from increased base rent revenue for our existing properties, specifically related to a property where the grocery store tenant renewed its lease at a significantly higher rent than the current rent; offset by: (iii) an increase of $725,000 in base rent in the third quarter of fiscal 2018 related to the amortization of a below market rent in accordance with ASC Topic 805 for a grocery store tenant who was evicted and whose lease was terminated at our Passaic property (see Significant Events with an Impact on Leasing section earlier in this Item 2).

Index

Off-Balance Sheet Arrangements

We have six off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in the Putnam Plaza Shopping Center,

•	an 11.642% equity interest in Midway Shopping Center, L.P.,

•	a 50% equity interest in the Chestnut Ridge Shopping Center,

•	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee’s Plaza, and

•	a 20% interest in a suburban office building with ground level retail.

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

		Principal Balance
Joint Venture Description	Location	Original Balance	At July 31, 2019	Fixed Interest Rate Per Annum	Maturity Date

Midway Shopping Center	Scarsdale, NY	$32,000	$26,900	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,700	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$12,100	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,900	3.38%	Aug-2026

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

Index
Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of July 31, 2019, we had total mortgage debt of $308.2 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of July 31, 2019, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Rye, NY, Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Rye swaps expire in October 2019, the Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  We have very good working relationships with all of our lenders to our notes, who are also the counterparties to our swap contracts.  All indications we have received from our lenders and counterparties is that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were to happen, we believe there would be no effect on our financial position or results of operations.  However, because this is the first time any of our promissory notes or swap contracts reference rates have stopped being published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties on how they plan on dealing with this replacement rate event, we cannot be certain of the impact on the Company.
At July 31, 2019, we had $12.6 million outstanding on our Facility, which bears interest at LIBOR plus 1.35%.  In addition, we purchased a property in March of fiscal 2018 and financed a portion of the purchase price with unsecured notes accepted by the seller of the property.  The unsecured notes require the payment of interest only.  $1.5 million of the notes bear interest at a fixed rate of 5.05% and $1.7 million of the notes bear interest at a variable rate of interest based on the level of our Class A Common stock dividend, which was 5.00% as of July 31, 2019.  If interest rates were to rise 1%, our interest expense would increase by $142,450 per annum as a result of the variable rate borrowing outstanding at July 31, 2019 on the Facility and the unsecured notes.

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

Changes in Internal Controls
During the quarter ended July 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We are not involved in any litigation that in management's opinion would result in a material adverse effect on our ownership, management or operation of our properties.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock, Class A Common stock and Series G Cumulative Preferred stock in open market transactions.  We have repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, we have repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock. For the three months ended July 31, 2019, the Company did not repurchase any stock under the Current Repurchase Program.

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

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders’ Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 5, 2019	and Principal Accounting Officer