Form 10-K
period 2019-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2020-01-10
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 1-12803

URSTADT BIDDLE PROPERTIES INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 863-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $.01 per share	UBP	New York Stock Exchange

Class A Common Stock, par value $.01 per share	UBA	New York Stock Exchange

6.25% Series H Cumulative Preferred Stock	UBPPRH	New York Stock Exchange

5.875% Series K Cumulative Preferred Stock	UBPPRK	New York Stock Exchange

Common Stock Rights to Purchase Preferred Shares	N/A	New York Stock Exchange

Class A Common Stock Rights to Purchase Preferred Shares	N/A	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐	No ☒

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2019 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $39,319,509; Class A Common Shares, par value $.01 per share, $643,071,307.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 6, 2020 (latest date practicable): 10,069,201 Common Shares, par value $.01 per share, and 29,990,168 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 18, 2020 (certain parts as indicated herein) (Part III).

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements can be identified by the fact that they do not relate strictly to historical or current facts or by such words as "anticipate", "believe", "can", "continue", "could", "estimate", "expect", "intend", "may", "plan", "seek", "should", "will" or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations, expected leasing results and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

●	economic and other market conditions, including local real estate and market conditions, that could impact us, our properties or the financial stability of our tenants;

●	financing risks, such as the inability to obtain debt or equity financing on favorable terms, as well as the level and volatility of interest rates;

●	any difficulties in renewing leases, filling vacancies or negotiating improved lease terms;

●	the inability of the Company's properties to generate revenue increases to offset expense increases;

●	environmental risk and regulatory requirements;

●	risks of real estate acquisitions and dispositions (including the failure of transactions to close);

●	risks of operating properties through joint ventures that we do not fully control;

●	risks related to our status as a real estate investment trust, including the application of complex federal income tax regulations that are subject to change;

●	as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the "SEC").

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

At October 31, 2019, the Company owned or had equity interests in 83 properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in four states, containing a total of 5.3 million square feet of gross leasable area (“GLA”).  We seek to identify desirable properties, typically neighborhood and community shopping centers, for acquisition, which we acquire in the normal course of business.  In addition, we regularly review our portfolio and, from time to time, may sell certain of our properties.  For a description of the Company's properties and information about the carrying amount of the properties at October 31, 2019 and encumbrances, see Item 2. Properties and Schedule III located in Item 15.

We do not consider our real estate business to be seasonal in nature.

In addition to our business of owning and managing real estate, we are also involved in the beer, wine and spirits retail business, through our ownership of five subsidiary corporations formed as taxable REIT subsidiaries.  Each subsidiary corporation owns and operates a beer, wine and spirits retail store at one of our shopping centers.  To manage our operations, we have engaged an experienced third-party, retail beer, wine and spirits manager, which also owns many stores of its own.  Each of these stores occupies space at one of our shopping centers fulfilling a strategic need for a beer, wine and spirits business at such shopping center.  These five stores are currently not providing material earnings in excess of what the Company would have earned from leasing the space to unrelated tenants at market rents.  However, these businesses are continuing to mature, and net sales and earnings may eventually become material to our financial position and net income.  Nevertheless, our primary business remains the ownership and management of real estate, and we expect that the beer, wine and spirts business will remain an ancillary aspect of our business model.  However, if the right opportunity presents itself, we may open additional beer, wine and spirits stores at other shopping centers that we own, but only if we determine that such a business would be a strategic fit for that shopping center and the investment return analysis supports such a determination.

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

●
acquire quality neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan New York tri-state area outside of the City of New York, and unlock further value in these properties with selective enhancements to both the property and tenant mix, as well as improvements to management and leasing fundamentals;

●	selectively dispose of underperforming properties and re-deploy the proceeds into potentially higher performing properties that meet our acquisition criteria;

●
invest in our properties for the long-term through regular maintenance, periodic renovations and capital improvements, enhancing their attractiveness to tenants and customers, as well as increasing their value;

●	leverage opportunities to increase GLA at existing properties, through development of pad sites and reconfiguring of existing square footage, to meet the needs of existing or new tenants;

●
proactively manage our leasing strategy by aggressively marketing available GLA, renewing existing leases with strong tenants, and replacing weak ones when necessary, with an eye toward securing leases that include regular or fixed contractual increases to minimum rents, replacing below-market-rent leases with increased market rents when possible and further improving the quality of our tenant mix at our shopping centers;

●	maintain strong working relationships with our tenants, particularly our anchor tenants;

●	maintain a conservative capital structure with low leverage levels, ample liquidity and diverse sources of capital; and

●	control property operating and administrative costs.

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

We also seek to improve our properties in ways that provide additional ancillary revenue or value, while benefiting the environment and communities in which we have a presence.  For example, we have a robust alternative energy program, pursuant to which we have placed a number of solar panel installations on the roofs of our shopping centers and are working on additional installations.  We are also in the process of installing electric vehicle charging stations at a number of our properties, which we believe will not only benefit the environment but enhance customer experience at our shopping centers.  Other initiatives include converting incandescent and florescent lighting to LED at various properties and upgrading parking lot lighting systems to operate more efficiently.  While we are committed to environmental responsibility, we also believe that these initiatives need to be financially feasible and beneficial to the Company, which may require that these projects be completed over a period of time.  We will continue to seek financially responsible opportunities to reduce our carbon footprint and lower our energy usage, while improving the value of our properties.

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

We may, from time to time, enter into arrangements for the acquisition of properties with property owners through the issuance of non-managing member units or partnership units in joint venture entities that we control, which we refer to as our DownREIT entities. The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase or redeem all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.   We believe that this acquisition method may permit us to acquire properties from property owners wishing to enter into tax-deferred transactions.

From time to time, we selectively dispose of underperforming properties and re-deploy the proceeds into potentially higher performing properties that meet our acquisition criteria.

Leasing Results

At October 31, 2019, our properties collectively had 1,009 leases with tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount stores, other local retailers and office tenants.  In addition, at our Yorktown, NY property, we have developed a portion of below grade space to a storage facility which currently has 520 storage tenants.  At October 31, 2019, the 77 consolidated properties were 92.9% leased and 91.3% occupied (see Results of Operations discussion in Item 7).  At October 31, 2019, we had equity investments in six properties which we do not consolidate; those properties were 96.1% leased.  We believe the properties are adequately covered by property and liability insurance.

A substantial portion of our operating lease income is derived from tenants under leases with terms greater than one year.  Most of the leases provide for the payment of monthly fixed base rentals and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2019, no single tenant comprised more than 8.2% of the total annual base rents of our properties. The following table sets forth a schedule of our ten largest tenants by percent of total annual base rent of our properties to total annual base rent for the year ended October 31, 2019.

Tenant	Number of Stores	% of Total Annual Base Rent of Properties
Stop & Shop	8	8.2%
CVS	10	4.6%
The TJX Companies	5	3.0%
Acme	5	2.9%
Bed Bath & Beyond	3	2.8%
ShopRite	3	1.9%
BJ's	3	1.6%
Staples	3	1.4%
Kings Supermarkets	2	1.2%
Walgreens	4	1.1%
	46	28.7%

See Item 2. Properties for a complete list of the Company’s properties.

The Company’s single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center (“Ridgeway”).

Ridgeway is located in Stamford, Connecticut and was developed in the 1950s and redeveloped in the mid-1990s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2019, Ridgeway revenues represented approximately 10.8% of the Company’s total revenues and its assets represented approximately 6.0% of the Company’s total assets at October 31, 2019. As of October 31, 2019, Ridgeway was 97% leased. The property’s largest tenants (by base rent) are:  The Stop & Shop Supermarket Company (20%), Bed, Bath & Beyond (14%) and Marshall’s Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets forth a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2019 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2020	5	11,372	$403,000	3.7%
2021	3	43,925	943,500	8.6%
2022	4	94,284	3,112,400	28.4%
2023	9	83,159	2,854,400	26.0%
2024	1	9,000	204,100	1.9%
2025	3	61,832	1,554,100	14.2%
2026	3	10,282	361,800	3.3%
2027	2	4,964	138,100	1.2%
2028	3	38,060	1,306,400	11.9%
2029	1	4,000	88,000	0.8%
Thereafter	-	-	-	-
Total	34	360,878	$10,965,800	100%

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

Employees

Our executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  Urstadt Biddle Properties Inc. has 57 employees, all located at the Company’s executive offices.  Subsidiaries of the Company also employ an additional 48 full-time and part-time employees at other locations and we believe our relationship with our employees is good.

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

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. With respect to each of our five consolidated joint ventures, McLean, Orangeburg, UB High Ridge, Dumont and New City, which we refer to as our DownREITs, we may not sell or transfer the contributed property through contractually agreed upon protection periods other than as part of a tax-deferred transaction under the Code or if the conditions exist which would give us the right to call all of the non-managing member units or partnership units, as applicable, following the death or dissolution of certain non-managing members or, in connection with the exercise of creditor's rights and remedies under the existing mortgage or any refinancing by the holder thereof (which will not constitute a violation of this restriction).  Because of these market, regulatory and contractual conditions, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders.

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2019, approximately 98.7% of our total revenues were from properties located in this area. Various factors may adversely affect a shopping center's profitability.  These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment. They also include weather patterns and natural disasters that could have a more significant localized effect in the areas where our properties are concentrated.  The occurrence of natural disasters or severe weather conditions can delay new development projects, increase investment costs to repair or replace damaged properties, increase operation costs, increase future property insurance costs, and negatively impact the tenant demand for lease space.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could also adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2019, Ridgeway revenues represented approximately 10.8% of the Company's total revenues and approximately 6.0% of the Company's total assets at October 31, 2019.  The loss of Ridgeway or a material decrease in revenues from Ridgeway could have a material adverse effect on the Company.

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

Similarly, if one or more of our anchor tenants goes bankrupt, we could experience material adverse consequences like those described above.  Under bankruptcy law, tenants have the right to reject their leases.  In the event a tenant exercises this right, the landlord generally may file a claim for a portion of its unpaid and future lost rent.  Actual amounts received in satisfaction of those claims, however, are typically very limited and will be subject to the tenant's final plan of reorganization and the availability of funds to pay its creditors. We can provide no assurance that we will not experience impactful bankruptcies by anchor tenants in the future. See Item 7. Management’s Discussion of Operations and Financial Condition in this Annual Report on Form 10-K for additional information.

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

Competition may limit our ability to generate sufficient income from tenants and may decrease the occupancy and rental rates for our properties. Our properties consist primarily of open-air shopping centers and other retail properties.  Our performance, therefore, is generally linked to economic conditions in the market for retail space.  In the future, the market for retail space could be adversely affected by:

●  weakness in the national, regional and local economies;
●  the adverse financial condition of some large retailing companies;
●  the impact of internet sales on the demand for retail space;
●  ongoing consolidation in the retail sector; and
●  the excess amount of retail space in a number of markets.

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

Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our terms, and reduce their expected return.  As of October 31, 2019, we owned five of our operating properties through consolidated joint ventures and six through unconsolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly-owned properties, including the following:

●
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

●
Our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

●
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

●	The activities of a joint venture could adversely affect our ability to qualify as a REIT.

In addition, with respect to our five consolidated joint ventures, McLean, Orangeburg, UB High Ridge, Dumont and New City, we have additional obligations to the limited partners and non-managing members and additional limitations on our activities with respect to those joint ventures.  The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture, with the Company required to provide such funds if the joint venture is unable to do so.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.  The right of these limited partners and non-managing members to put their equity interest to us could require us to expend cash, or issue Class A Common Stock of the REIT, at a time or under circumstances that are not desirable to us.

In addition, the partnership agreement or operating agreements with our partners in McLean, Orangeburg, UB High Ridge, Dumont and New City include certain restrictions on our ability to sell the property and to pay off the mortgage debt on these properties before their maturity, although refinancings are generally permitted.  These restrictions could prevent us from taking advantage of favorable interest rate environments and limit our ability to best manage the debt on these properties.

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

Using debt to acquire properties, whether with recourse to us generally or only with respect to a particular property, creates an opportunity for increased return on our investment, but at the same time creates risks.  Our goal is to use debt to fund investments only when we believe it will enhance our risk-adjusted returns.  However, we cannot be sure that our use of leverage will prove to be beneficial.  Moreover, when our debt is secured by our assets, we can lose those assets through foreclosure if we do not meet our debt service obligations.  Incurring substantial debt may adversely affect our business and operating results by:

●	requiring us to use a substantial portion of our cash flow to pay interest and principal, which reduces the amount available for distributions, acquisitions and capital expenditures;
●	making us more vulnerable to economic and industry downturns and reducing our flexibility to respond to changing business and economic conditions;
●
requiring us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limiting our ability to borrow for operations, working capital or to finance acquisitions in the future; or

●	limiting our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

In addition, variable rate debt exposes us to changes in interest rates.  We currently do not have any outstanding balance on our Unsecured Revolving Credit Facility ("Facility") but if we did and if interest rates were to rise it would increase the amount of interest expense that we would have to pay.  This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.  In addition, we enter into interest rate hedging transactions, including interest rate swaps. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.  As of October 31, 2019, we had approximately $129.1 million of mortgage notes outstanding that are indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  The Alternative Reference Rates Committee ("ARRC"), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate ("SOFR").  At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our mortgage notes, which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and failure to comply could result in defaults that accelerate the payment under our debt.  Our mortgage notes payable contain customary covenants for such agreements including, among others, provisions:

●	restricting our ability to assign or further encumber the properties securing the debt; and
●	restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.

Our unsecured revolving credit agreement contains financial and other covenants which may limit our ability, without our lenders' consent, to engage in operating or financial activities that we may believe desirable.  Our unsecured revolving credit facility contains, among others, provisions restricting our ability to:

●	permit unsecured debt to exceed $400 million;
●	create certain liens;
●	increase our overall secured and unsecured borrowing beyond certain levels;
●	consolidate, merge or sell all or substantially all of our assets;
●	permit secured debt to be more than 40% of gross asset value, as defined in the agreement; and
●	permit unsecured indebtedness, excluding preferred stock, to exceed 60% of eligible real estate asset value as defined in the agreement.

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

We may be required to incur additional debt to qualify as a REIT.  As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income. We are subject to income tax on amounts of undistributed taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. We intend to make distributions to shareholders to comply with the Code’s distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:

●	our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and
●	non-deductible capital expenditures, creation of reserves, or debt service requirements may reduce available cash but not taxable income.

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

We cannot assure you we will continue to pay dividends at historical rates.  Our ability to continue to pay dividends on our shares of Class A Common stock or Common stock at historical rates or to increase our dividend rate, and our ability to pay preferred share dividends will depend on a number of factors, including, among others, the following:

●	our financial condition and results of future operations;
●	the performance of lease terms by tenants;
●	the terms of our loan covenants;
●	payment obligations on debt; and
●	our ability to acquire, finance or redevelop and lease additional properties at attractive rates.

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

Market interest rates could adversely affect the share price of our stock and increase the cost of refinancing debt.  A variety of factors may influence the price of our common and preferred equities in the public trading markets.  We believe that investors generally perceive REITs as yield-driven investments and compare the annual yield from dividends by REITs with yields on various other types of financial instruments.  An increase in market interest rates may lead purchasers of stock to seek a higher annual dividend rate from other investments, which could adversely affect the market price of the stock.  In addition, we are subject to the risk that we will not be able to refinance existing indebtedness on our properties.  We anticipate that a portion of the principal of our debt will not be repaid prior to maturity.  Therefore, we likely will need to refinance at least a portion of our outstanding debt as it matures.  A change in interest rates may increase the risk that we will not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.

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

Our insurance coverage on our properties may be inadequate.  We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, earthquake, and rental loss. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties.

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry and other factors outside our control. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Further, we may be unable to collect insurance proceeds if our insurers are unable to pay or contest a claim. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our shareholders.

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

We will pay federal taxes if we do not distribute 100% of our taxable income.  To the extent that we distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income.  In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of:

●	85% of our ordinary income for that year;
●	95% of our capital gain net income for that year; and
●	100% of our undistributed taxable income from prior years.

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

U.S. federal tax reform legislation now and in the future could affect REITs, both positively and negatively, in ways that are difficult to anticipate.  The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), signed into law on December 22, 2017, represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes.  While the 2017 Tax Act has not had a significant direct impact on us thus far, it may impact us indirectly as our tenants and the jurisdictions in which we do business as well as the overall investment thesis for REITs may be impacted both positively and negatively in ways that are difficult to predict. Additionally, the overall impact of the 2017 Tax Act depends on future interpretations and regulations that may be issued by federal tax authorities, as well as changes in state and local taxation in response to the 2017 Tax Act, and it is possible that such future interpretations, regulations and other changes could adversely impact us.

Our ownership limitation may restrict business combination opportunities.
To qualify as a REIT under the Internal Revenue Code, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year.  To preserve our REIT qualification, our charter generally prohibits any person from owning shares of any class with a value of more than 7.5% of the value of all of our outstanding capital stock and provides that:

●	a transfer that violates the limitation is void;
●	shares transferred to a stockholder in excess of the ownership limitation are automatically converted, by the terms of our charter, into shares of "Excess Stock;"
●	a purported transferee receives no rights to the shares that violate the limitation except the right to designate a transferee of the Excess Stock held in trust; and
●
the Excess Stock will be held by us as trustee of a trust for the exclusive benefit of future transferees to whom the shares of capital stock ultimately will be transferred without violating the ownership limitation.

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our Board of Directors has determined that the ownership limitation does not apply to Mr. Charles J. Urstadt, our former Chairman, who, as of October 31, 2019, beneficially owns 45.6% of our outstanding Common Stock and 0.6% of our outstanding Class A Common Stock or to Mr. Willing L. Biddle, our CEO, who beneficially owns 31.3% of our outstanding Common Stock and 0.2% of our outstanding Class A Common Stock.  Such holdings represent approximately 67.0% of our outstanding voting interests.  Together as a group Messrs. Urstadt, Biddle, and the other directors and executive officers hold approximately 67.5% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A Common Stock.  The ownership limitation may delay or discourage someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in their best interest.

Certain provisions in our charter and bylaws and Maryland law may prevent or delay a change of control or limit our stockholders from receiving a premium for their shares.  Among the provisions contained in our charter and bylaws and Maryland law are the following:

●	Our Board of Directors is divided into three classes, with directors in each class elected for three-year staggered terms.
●	Our directors may be removed only for cause upon the vote of the holders of two-thirds of the voting power of our common equity securities.
●	Our stockholders may call a special meeting of stockholders only if the holders of a majority of the voting power of our common equity securities request such a meeting in writing.
●
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

●
Certain provisions of our charter may only be amended by (i) a vote of a majority of our Continuing Directors and (ii) the affirmative vote of holders of our stock representing a majority of all votes entitled to be cast on the matter.

●	The number of directors may be increased or decreased by a vote of our Board of Directors.

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

The concentration of our stock ownership or voting power limits our stockholders’ ability to influence corporate matters.  Each share of our Common Stock entitles the holder to one vote.  Each share of our Class A Common Stock entitles the holder to 1/20 of one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.  As of October 31, 2019, Charles J. Urstadt, our former Chairman, and Willing L. Biddle, our President and Chief Executive Officer, beneficially owned approximately 19.8% of the value of our outstanding Common Stock and Class A Common Stock, which together represented approximately 67.0% of the voting power of our outstanding common stock.  Messrs. Urstadt and Biddle therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or restricts our stockholders’ ability to influence corporate matters.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Properties

The following table sets forth information concerning each property at October 31, 2019.  Except as otherwise noted, all properties are 100% owned by the Company.

Retail Properties:	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Stamford, CT	1997	1950	2002	374,000	13.6	34	97%	Stop & Shop
Stratford, CT	1988	1978	2005	278,000	29.0	21	100%	Stop & Shop, BJ's
Scarsdale, NY (1)	2004	1958	2010	250,000	14.0	25	98%	ShopRite
New Milford, CT	2002	1972	2010	235,000	20.0	13	98%	Walmart
Riverhead, NY (2)	-	2014	2014	198,000	20.7	4	100%	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	18	99%	Christmas Tree Shops
Carmel, NY (3)	2006	1971	2010	189,000	22.0	32	93%	Tops Markets
Brewster, NY	1998	1977	2019	177,000	23.0	27	72%	Acme Markets
Carmel, NY	1999	1983	1995	145,000	19.0	14	92%	ShopRite
Ossining, NY	2000	1978	1998	137,000	11.4	28	100%	Stop & Shop
Somers, NY	-	2002	2003	135,000	26.0	30	97%	Home Goods
Midland Park, NJ	1999	1970	2015	130,000	7.9	29	97%	Kings Supermarket
Pompton Lakes, NJ	2000	1965	2015	125,000	12.0	16	46%	Planet Fitness
Yorktown, NY	1997	1973	2005	121,000	16.4	13	99%	Staples
New Providence, NJ	2010	1965	2013	109,000	7.8	27	100%	Acme Markets
Newark, NJ	-	1995	2008	108,000	8.4	14	100%	Seabra Supermarket
Wayne, NJ	1992	1959	1992	102,000	9.0	44	97%	Whole Foods Market
Newington, NH	1994	1975	1979	102,000	14.3	6	90%	JoAnns Fabrics
Darien, CT	1992	1955	1998	96,000	9.5	24	100%	Stop & Shop
Emerson, NJ	2013	1981	2007	93,000	7.0	11	80%	ShopRite
Stamford, CT (7)	2013	1963 & 1968	2017	87,000	6.7	26	99%	Trader Joes
New Milford, CT	-	1966	2008	81,000	7.6	4	92%	Big Y
Somers, NY	-	1991	1999	80,000	10.8	32	96%	CVS
Montvale, NJ (2)	2010	1965	2013	79,000	9.9	13	89%	The Fresh Market
Orange, CT	-	1990	2003	78,000	10.0	11	91%	Trader Joes
Kinnelon, NJ	2015	1961	2015	77,000	7.5	13	100%	Marshalls
Orangeburg, NY (4)	2014	1966	2012	74,000	10.6	28	87%	CVS
Dumont, NJ (8)	-	1992	2017	74,000	5.5	31	97%	Stop & Shop
Stamford, CT	2000	1970	2016	72,000	9.7	14	92%	ShopRite (Grade A)
New Milford, CT	-	2003	2011	72,000	8.8	9	56%	TJ Maxx
Eastchester, NY	2013	1978	1997	70,000	4.0	13	100%	DeCicco's Market
Boonton, NJ	2016	1999	2014	63,000	5.4	10	100%	Acme Markets
Ridgefield, CT	1999	1930	1998	62,000	3.0	38	92%	Keller Williams
Fairfield, CT	-	1995	2011	62,000	7.0	3	100%	Marshalls
Bloomfield, NJ	2016	1977	2014	59,000	5.1	10	96%	Superfresh Supermarket
Yonkers, NY (6)	-	1982	2014	58,000	5.0	13	100%	Acme Markets
Cos Cob, CT	2008	1986	2014	48,000	1.1	36	97%	CVS
Briarcliff Manor, NY	2014	1975	2001	47,000	1.0	19	94%	CVS
Wyckoff, NJ	2014	1971	2015	43,000	5.2	15	97%	Walgreens
Westport, CT	-	1986	2003	40,000	3.0	6	38%	Rio Bravo Restaurant
Old Greenwich, CT	-	1976	2014	39,000	1.4	16	96%	Kings Supermarket
Rye, NY	-	Various	2004	39,000	1.0	22	100%	A&S Deli
Derby, CT	-	2014	2017	39,000	5.3	6	94%	Aldi Supermarket
Passaic, NJ	2016	1974	2017	37,000	2.9	3	73%	Dollar Tree/Family Dollar
Danbury, CT	2012	1988	2002	33,000	2.7	6	91%	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4.0	9	100%	Rite Aid
Ossining, NY	2001	1981	1999	29,000	4.0	4	88%	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	25	71%	Squires Family Clothing and Footwear
Stamford, CT	1995	1960	2016	27,000	1.1	7	100%	Federal Express
Waldwick, NJ	-	1953	2017	27,000	1.8	11	100%	United States Post Office
Yonkers, NY	1992	1955	2018	27,000	2.7	16	100%	AutoZone
Harrison, NY	-	1970	2015	26,000	1.6	12	100%	Key Foods
Pelham, NY	2014	1975	2006	25,000	1.0	9	100%	Manor Market
Eastchester, NY	2014	1963	2012	24,000	2.1	5	100%	CVS
Ridgefield, CT	-	1960	2018	24,000	2.7	12	96%	Asian Fusion Restaurant
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	Rite Aid
Somers, NY	-	1987	1992	19,000	4.9	12	100%	Putnam County Savings Bank
Cos Cob, CT	1970	1947	2013	15,000	0.9	11	100%	Jos. A Bank
Various (5)	-	Various	2013	15,000	3.0	4	76%	Restaurants
Riverhead, NY (2)	-	2000	2014	13,000	2.7	3	100%	Applebee's
Greenwich, CT	-	1961	2013	10,000	0.8	6	100%	Wells Fargo Bank
Old Greenwich, CT (7)	2001	1941	2017	8,000	0.8	1	100%	CVS
Fort Lee, NJ	-	1967	2015	7,000	0.4	1	100%	H-Mart
Office Properties & Banks Branches
Greenwich, CT	-	Various	Various	58,000	2.8	17	97%	UBP
Bronxville & Yonkers	-	1960	2008 & 2009	19,000	0.7	4	100%	Peoples Bank , Chase Bank
Bernardsville, NJ	-	1970	2013	14,000	1.1	9	100%	Lab Corp
Chester, NJ	-	1950	2013	9,000	2.0	1	100%	Kinder Care
Stamford, CT (7)	2012	1960	2017	4,000	0.5	1	100%	Chase Bank
New City, NY (9)	-	1973	2018	3,000	1.0	1	100%	Putnam County Savings Bank
				5,293,000	496.6	1,009

(1) Two wholly owned subsidiaries of the Company own an 11.7917% economic ownership interest in the property.  The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property.
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
(4) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (43.8% ownership interest)
(5) The Company owns five separate free standing properties, two of which are occupied 100% by a Friendly's Restaurant and two by other restaurants. The properties are located in New York, New Jersey and Connecticut.
(6) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (53.0% ownership interest)
(7) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (13.3% ownership interest)
(8) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (36.4% ownership interest)
(9) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (78.1% ownership interest)

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated properties for leases in place as of October 31, 2019, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rents	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2020 (1)	224	413,774	$10,896,300	11%
2021	125	378,655	10,478,400	11%
2022	130	682,055	16,454,700	16%
2023	102	585,166	15,188,000	15%
2024	84	326,826	9,290,800	9%
2025	58	399,138	8,883,400	9%
2026	43	152,229	4,095,800	4%
2027	42	169,300	4,189,100	4%
2028	43	257,493	5,880,500	6%
2029	41	234,061	5,504,400	6%
Thereafter	40	524,316	9,051,200	9%
	932	4,123,013	$99,912,600	100%

(1)	Represents lease expirations from November 1, 2019 to October 31, 2020 and month-to-month leases.

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

Holders

At December 31, 2019 (latest date practicable), there were 535 shareholders of record of the Company's Common Stock and 593 shareholders of record of the Class A Common Stock.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions.  For the three month period ended October 31, 2019, the Company did not repurchase shares of any class of stock under the Program.  The Company has repurchased 195,413 shares of Class A Common Stock under the Program.

Item 6.  Selected Financial Data.
(In thousands, except per share data)

	Year Ended October 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total Assets	$1,072,304	$1,008,233	$996,713	$931,324	$861,075

Revolving Credit Line	$-	$28,595	$4,000	$8,000	$22,750

Mortgage Notes Payable and Other Loans	$306,606	$293,801	$297,071	$273,016	$260,457

Preferred Stock Called For Redemption	$75,000	$-	$-	$-	$-

Operating Data:
Total Revenues	$137,585	$135,352	$123,560	$116,792	$115,312

Total Expenses and payments to noncontrolling interests	$102,333	$100,320	$91,774	$85,337	$88,594

Net Income	$41,613	$42,183	$55,432	$34,605	$50,212

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$0.59	$0.68	$0.92	$0.57	$1.04
Common Stock	$0.53	$0.61	$0.82	$0.50	$0.92

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$0.58	$0.67	$0.90	$0.56	$1.02
Common Stock	$0.52	$0.60	$0.80	$0.49	$0.90

Cash Dividends Paid on:
Class A Common Stock	$1.10	$1.08	$1.06	$1.04	$1.02
Common Stock	$0.98	$0.96	$0.94	$0.92	$0.90

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$72,317	$71,584	$62,995	$62,081	$53,041

Investing Activities	$(14,739)	$(20,540)	$18,761	$(82,072)	$(106,975)

Financing Activities	$26,216	$(49,433)	$(80,353)	$20,639	$(12,472)

Funds from Operations (1)	$51,955	$55,171	$43,203	$43,603	$38,056

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

At October 31, 2019, we owned or had equity interests in 83 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 92.9% was leased (93.2% at October 31, 2018).  Of the properties owned by unconsolidated joint ventures, approximately 96.1% was leased (96.3% at October 31, 2018).

We have paid quarterly dividends to our shareholders continuously since our founding in 1969 and have increased the level of dividend payments to our shareholders for 26 consecutive years.

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

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and as of October 31, 2019, three series of perpetual preferred stock, which is only redeemable at our option.  We redeemed our Series G preferred stock on November 1, 2019.  In addition, we have mortgage debt secured by some of our properties.  We do not have any secured debt maturing until January of 2022.

We focus on increasing cash flow, and consequently the value of our properties, and seek continued growth through strategic re-leasing, renovations and expansions of our existing properties and selective acquisitions of income-producing properties.  Key elements of our growth strategies and operating policies are to:

●
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

●	selectively dispose of underperforming properties and re-deploy the proceeds into potentially higher performing properties that meet our acquisition criteria;

●
invest in our properties for the long term through regular maintenance, periodic renovations and capital improvements, enhancing their attractiveness to tenants and customers, as well as increasing their value;

●	leverage opportunities to increase GLA at existing properties, through development of pad sites and reconfiguring of existing square footage, to meet the needs of existing or new tenants;

●
proactively manage our leasing strategy by aggressively marketing available GLA, renewing existing leases with strong tenants, and replacing weak ones when necessary, with an eye toward securing leases that include regular or fixed contractual increases to minimum rents, replacing below-market-rent leases with increased market rents when possible and further improving the quality of our tenant mix at our shopping centers;

●	maintain strong working relationships with our tenants, particularly our anchor tenants;

●	maintain a conservative capital structure with low debt levels; and

●	control property operating and administrative costs.

Highlights of Fiscal 2019; Recent Developments

Set forth below are highlights of our recent property acquisitions, other investments, property dispositions and financings:

●
In December 2018, we purchased the Lakeview Plaza Shopping Center for $12 million, exclusive of closing costs.  Lakeview is a 177,000 square foot grocery-anchored shopping center located in Brewster, NY.  When we purchased the property, we anticipated having to invest up to $8 million for capital improvements and for re-tenanting at the property.  We purchased the property with available cash and a borrowing on our Unsecured Revolving Credit Facility (“Facility”).  As of the date of this report, we have expended approximately $5.4 million of the $8 million anticipated additional investment.

●
In March 2019, we completed the refinancing of our $14.9 million mortgage secured by our Darien, CT shopping center.  The new mortgage principal balance is $25 million, and the note has a term of ten years and requires payments of principal and interest at the rate of LIBOR plus 1.65%.  We also entered into an interest rate swap with the new lender, which converts the variable interest rate (based on LIBOR) to a fixed rate of 4.815% per annum.  The fixed interest rate on the refinanced mortgage was 6.55%.

●
In March 2019, we completed the refinancing of our existing $9.1 million mortgage secured by our Newark, NJ shopping center.  The new mortgage principal balance is $10 million, and the note has a term of ten years and requires payments of principal and interest at the fixed rate of 4.63%, which is a reduction from the fixed interest rate of 6.15% on the refinanced mortgage.

●
In March 2019, we sold Plaza 59, a commercial real estate property located in Spring Valley, NY of which we owned a 50% undivided tenancy-in-common interest, which we accounted for under the equity method of accounting.  The total loss on sale was $924,000, of which our 50% share was $462,000.  This resulted in our equity in net income from Plaza 59 being reduced by $462,000.  This loss has been added back to our Funds from Operations (“FFO”) as discussed below in this Item 7.

●
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

●
In June 2019, we sold our Starbucks Plaza Shopping Center located in Monroe, CT as that property did not meet our stated investment objective of owning grocery or pharmacy-anchored shopping centers in the suburban communities that surround New York City.  The property was acquired by us in 2007, and we sold the property for $3.65 million and realized a gain on sale of $416,000. This gain is not included in our Funds from Operations (“FFO”) as discussed below in this Item 7.

●
In June 2019, we redeemed 4,150 units of UB New City I, LLC (“New City”) from the noncontrolling member.  The total cash price paid for the redemption was $91,000.  As a result of the redemption, our ownership percentage of New City increased to 78.2% from 75.3%.

●
In June 2019 and August 2019, we redeemed 62,696 units of UB High Ridge, LLC (“High Ridge”) from the noncontrolling member.  The total cash price paid for the redemption was $1.4 million.  As a result of the redemption, our ownership percentage of High Ridge increased to 13.3% from 10.9%.

●
In August 2019, we redeemed for $3 million the remaining 16% limited partnership interest in UB Ironbound, LP ("Ironbound").  Ironbound owns a grocery-anchored shopping center located in Newark, NJ.  After the redemption, we own 100% of the limited partnership, through two wholly-owned subsidiaries.

●
In October 2019, we completed the public offering of 4,400,000 shares of 5.875% Series K Cumulative Preferred Stock at a price of $25 per share for net proceeds of $106.5 million after underwriting discounts but before offering expenses.

●
On October 1, 2019, we issued a notice of our intent to redeem, on November 1, 2019, all of the outstanding shares of our Series G Cumulative Preferred Stock for $25 per share, which includes all unpaid dividends.  The total redemption amount was $75 million. As a result of our redemption notice, we recognized a charge of $2.4 million on our consolidated statement of income for the fiscal year ended October 31, 2019, which represents the difference between redemption value of the stock and carrying value net of original deferred stock issuance costs.

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

Leasing

Rollovers

For the fiscal year 2019, we signed leases for a total of 676,000 square feet of predominantly retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 179,000 square feet at an average rental increase of 1.3% on a cash basis, excluding 2,500 square feet of new leases for which there was no prior rent history available.  Renewals for 494,000 square feet of space previously occupied were signed at an average rental increase of 1.4% on a cash basis.

Tenant improvements and leasing commissions averaged $36 per square foot for new leases and $1.58 per square foot for renewals for the fiscal year ended 2019. The average term for new leases was 6 years and the average term for renewal leases was 4 years.

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

In 2020, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income for renewal leases and a range of positive 5% to negative 5% for new leases, although that is difficult to predict because it depends on the many factors that can influence the variance. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above described levels, if at all.

Significant Events with Impacts on Leasing

Since the 2015 bankruptcy of A&P, its former grocery store space at our Pompton Lakes shopping center, totaling 63,000 square feet, has remained vacant.  We are continuing to market that space for re-lease and are considering other redevelopment options at that shopping center.  In July 2018, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant, as that operator failed to perform under its lease and was evicted.  We have signed a lease with Whole Foods Market for this location, and we expect to deliver the space to the lessee early in 2020.

In May 2018, the grocery tenant occupying 30,600 square feet at our Passaic, NJ property went vacant, the tenant was evicted, and the lease was terminated.  In May 2019, we signed two leases to re-lease a large portion of this space at a rental rate that is 12% below the rent we received from the prior grocery tenant.

In March 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a $3.7 million lease termination payment, which was recorded as revenue in the second quarter of fiscal year ended October 31, 2018.  Also, in April 2018, we leased that same space to a new grocery store operator which took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvements or tenant allowances.

In 2017, Toys R’ Us and Babies R’ Us (“Toys”) filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code.  Subsequently, Toys determined that it would be liquidating the company.  Toys ground leased 65,700 square feet of space at our Danbury, CT shopping center.  In August 2018, this lease was purchased out of bankruptcy from Toys and assumed by a new owner.  The base lease rate for the 65,700 square foot space was and remains at $0 for the duration of the lease, and we did not have any other leases with Toys R’ Us or Babies R’ Us, so our cash flow was not impacted by the bankruptcy of Toys R’ Us and Babies R’ Us.  As of the date of this report, we have not been informed by the new owner of the lease which operator will occupy the space.

In the fourth quarter of fiscal 2019, we leased a 29,800 square foot grocery store space located in our Eastchester, NY property to a new operator at a rental rate that is 120% higher than the rent the prior grocery store operator was paying.

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

Liquidity and Capital Resources

Overview

At October 31, 2019, we had cash and cash equivalents of $94.1 million (see below), compared to $10.3 million at October 31, 2018.  Our sources of liquidity and capital resources include operating cash flow from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  In fiscal 2019, 2018 and 2017, net cash flow provided by operations amounted to $72.3 million, $71.6 million and $63.0 million, respectively.

On November 1, 2019, we redeemed all 3,000,000 outstanding shares of our 6.75% Series G Cumulative Preferred Stock for $25 per share, which included all accrued and unpaid dividends.  The total amount of the redemption amounted to $75 million.  The redemption was funded with proceeds from our recently completed sale of 4,400,000 shares of 5.875% Series K Cumulative preferred stock.  We issued the Series K shares on October 1, 2019 and raised proceeds of $106.5 million.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the years ended October 31, 2019 and 2018 totaled $42.6 million and $41.6 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve-month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our five consolidated joint venture entities, UB McLean, LLC, UB Orangeburg, LLC, UB High Ridge, LLC, UB Dumont I, LLC and UB New City I, LLC, have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our leverage low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. In fiscal 2019, we paid approximately $18.7 million for land improvements, property improvements, tenant improvements and leasing commission costs (approximately $5.2 million representing land improvements (see Highlights of Fiscal 2019 earlier in this Item 7 for more information on our purchase of Lakeview), $6.8 million representing property improvements and approximately $6.7 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.  We expect to incur approximately $8.6 million predominantly for anticipated capital improvements and leasing costs related to new tenant leases and property improvements during fiscal 2020.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We are building two pad site buildings totaling approximately 5,260 square feet, which are pre-leased to national restaurant chains and a self-storage facility of approximately 131,000 square feet, which will be managed for us by a national self-storage company. We anticipate the total development cost will be approximately $15 million over the next two years, which we plan on funding with available cash, by borrowing on our Facility or by using other sources of equity as more fully described earlier in this Item 7.  We expect to complete the construction of one of the retail pads and the self-storage building in the fall of 2020.

Financing Strategy, Unsecured Revolving Credit Facility and Other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $306.6 million primarily consist of $1.7 million in variable rate debt with an interest rate of 5.0%  as of October 31, 2019 and $303.4 million in fixed-rate mortgage loan and unsecured note indebtedness with a weighted average interest rate of 4.1% at October 31, 2019.  The mortgages are secured by 24 properties with a net book value of $559 million and have fixed rates of interest ranging from 3.5% to 4.9%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

In addition, from time to time we have amounts outstanding on our Facility (see below) that arenot fixed through an interest rate swap or otherwise. See “Item 7.A. Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information on our interest rate risk.  At October 31, 2019, we had no draws outstanding on our Facility.

We currently maintain a ratio of total debt to total assets below 29% and a fixed charge coverage ratio of over 3.49 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 53 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At October 31, 2019, we had borrowing capacity of $99 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on these and other restrictions.

Unsecured Revolving Credit Facility and Other Property Financings

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, BMO and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or BNY Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of October 31, 2019, we had no outstanding borrowings on the Facility.  Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  As discussed above, the principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at October 31, 2019.

During the year ended October 31, 2019, we borrowed $25.5 million on our Facility for property acquisitions, to fund capital improvements to our properties and for general corporate purposes. For the year ended October 31, 2019, we repaid $54.1 million of borrowings on our Facility with available cash, proceeds from mortgage financings, proceeds from investment property sales and proceeds from the issuance of a new Series of preferred stock.

See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a further description of mortgage financing transactions in fiscal 2019.

Net Cash Flows from Operating Activities

Increase from fiscal 2018 to 2019:

The increase in operating cash flows was primarily due to our properties generating additional operating income in the fiscal year ended October 31, 2019 when compared with the corresponding prior period.  This additional operating income was predominantly from properties acquired in fiscal 2018 and fiscal 2019 offset by a decrease in lease termination income of $3.6 million in fiscal 2019 when compared with fiscal 2018.  In fiscal 2018 one of our grocery store tenants paid us $3.7 million to terminate its lease early.

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

Net Cash Flows from Investing Activities

Decrease from fiscal 2018 to 2019:

The decrease in net cash flows used in investing activities in fiscal 2019 when compared to fiscal 2018 was the result of selling our marketable security portfolio in the second quarter of fiscal 2019 and realizing proceeds on that sale of $6 million.  The marketable securities were purchased in the first half of fiscal 2018.  These transactions created an $11 million positive variance in cash flows from investing activities in fiscal 2019 when compared with the corresponding prior period. In addition, the decrease in cash flows used in investing activities was the result of one of our unconsolidated joint ventures selling a property it owned in the second quarter of fiscal 2019 and distributing $5 million in sales proceeds to us.  In addition, this decrease in net cash used by investing activities was the result of us selling one property in fiscal 2019 that provided $3.4 million in sales proceeds versus having no property sales in the corresponding prior period.  This decrease in net cash used by investing activities was partially offset by us acquiring one property for $12 million in fiscal 2019 versus purchasing three properties in fiscal 2018 that required $6.8 million in equity and expending $10.5 million more for improvements to properties and deferred charges in fiscal 2019 versus the corresponding prior period.

Increase from fiscal 2017 to 2018:

The increase in net cash flows used in investing activities in fiscal 2018 when compared to net cash provided by investing activities in fiscal 2017 was the result of our selling two properties in fiscal 2017, which generated proceeds of $45.3 million.  We did not sell any properties in fiscal 2018.  In addition, we had provided $13.5 million in mortgage financing to a shopping center we did not own in fiscal 2016.  That loan was repaid to us in fiscal 2017.  This net increase in cash used in investing activities was offset by expending $23.7 million less on property acquisitions in fiscal 2018 when compared with the corresponding prior period.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Net Cash Flows from Financing Activities

Cash generated:

Fiscal 2019: (Total $178.9 million)
●	Proceeds from revolving credit line borrowings in the amount of $25.5 million.
●	Proceeds from mortgage financing of $47 million.
●	Proceeds from the issuance of a new series of preferred stock totaling $106.2 million.

Fiscal 2018: (Total $43.8 million)
●	Proceeds from revolving credit line borrowings in the amount of $33.6 million.
●	Proceeds from mortgage financing of $10 million.

Fiscal 2017: (Total $213.5 million)
●	Proceeds from mortgage note payable in the amount of $50 million.
●	Proceeds from revolving credit line borrowings in the amount of $52 million.
●	Proceeds from the issuance of Series H Preferred Stock in the amount of $111.3 million.

Cash used:

Fiscal 2019: (Total $152.7 million)
●	Dividends to shareholders in the amount of $55.4 million.
●	Repayment of mortgage notes payable in the amount of $33.4 million.
●	Repayment of revolving credit line borrowings in the amount of $54.1 million.
●	Additional acquisitions and distributions to noncontrolling interests of $9.5 million.

Fiscal 2018: (Total $87.3 million)
●	Dividends to shareholders in the amount of $53.9 million.
●	Repayment of mortgage notes payable in the amount of $24.1 million.
●	Repayment of revolving credit line borrowings in the amount of $9 million.

Fiscal 2017: (Total $291.4 million)
●	Dividends to shareholders in the amount of $55.6 million.
●	Repayment of mortgage notes payable in the amount of $43.7 million.
●	Repayment of revolving credit line borrowings in the amount of $56 million.
●	Redemption of preferred stock in the amount of $129.4 million.

Results of Operations

Fiscal 2019 vs. Fiscal 2018

The following information summarizes our results of operations for the years ended October 31, 2019 and 2018 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2019	2018	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 1)
Base rents	$99,270	$95,902	$3,368	3.5%	$2,816	$552
Recoveries from tenants	32,784	31,144	1,640	5.3%	1,091	549
Lease termination	221	3,795	(3,574)	-94.2%	-	(3,574)
Other income	5,310	4,511	799	17.7%	270	529

Operating Expenses
Property operating	21,901	22,009	(108)	-0.5%	990	(1,098)
Property taxes	23,363	21,167	2,196	10.4%	820	1,376
Depreciation and amortization	27,927	28,324	(397)	-1.4%	412	(809)
General and administrative	9,405	9,223	182	2.0%	n/a	n/a

Non-Operating Income/Expense
Interest expense	14,102	13,678	424	3.1%	213	211
Interest, dividends, and other investment income	403	350	53	15.1%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2019 and 2018 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Revenues

Base rents increased by 3.5% to $99.3 million in fiscal 2019, as compared with $95.9 million in the comparable period of 2018.  The increase in base rents and the changes in other income statement line items were attributable to:

Property Acquisitions and Properties Sold:

In fiscal 2018, we purchased three properties totaling 53,700 square feet of GLA.  In fiscal 2019, we purchased one property totaling 177,000 square feet and sold one property totaling 10,100 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the fiscal year ended 2019 when compared with fiscal 2018.

Properties Held in Both Periods:

Revenues

Base Rent
The net increase in base rents for the fiscal year ended 2019 when compared to the corresponding prior period, was predominantly caused by positive leasing activity at several properties held in both periods accentuated by a lease renewal with a grocery-store tenant at a significantly higher rent than the expiring period rent, both of which created a positive variance in base rent.

In fiscal 2019, we leased or renewed approximately 676,000 square feet (or approximately 14.8% of total consolidated property leasable area).  At October 31, 2019, the Company’s consolidated properties were 92.9% leased (93.2% leased at October 31, 2018).

Tenant Recoveries
In the fiscal year ended 2019, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) increased by $549,000 when compared with the corresponding prior period. This increase was a result of an increase in property tax expense caused by an increase in property tax assessments predominantly related to properties the Company owns in Stamford, CT.  This increase was partially offset by a decrease in property operating expenses mostly related to a decrease in snow removal costs at our properties owned in both periods.

Lease Termination Income
In April 2018, we reached agreement with the grocery tenant at our Newark, NJ property to terminate its 63,000 square foot lease in exchange for a one-time $3.7 million lease termination payment, which we received and recorded as revenue in the second quarter of fiscal 2018.  Also in March 2018, we leased that same space to a new grocery store operator who took possession in May 2018.  While the rental rate on the new lease is 30% less than the rental rate on the terminated lease, we hope that part of this decreased rental rate will be recaptured with the receipt of percentage rent in subsequent years as the store matures and its sales increase.  The new lease required no tenant improvement allowance.

Expenses

Property Operating
In fiscal year ended October 31, 2019, property operating expenses decreased by $1.1 million when compared with the corresponding prior periods, predominantly as a result of a decrease in snow removal costs at our properties owned in both periods.

Property Taxes
In the fiscal year ended October 31, 2019 property taxes increased by $1.4 million when compared with the corresponding prior period, as a result of an increase in property tax assessments for a number of our properties owned in both periods, specifically those located in Stamford, CT.

Interest
In the fiscal year ended October 31, 2019 interest expense increased by a net $211,000 when compared with the corresponding prior period as a result of the Company having a larger balance drawn on its Facility for a large portion of fiscal 2019 when compared with the corresponding prior periods, offset by mortgage refinancings at lower interest rates than the refinanced mortgage notes.

Depreciation and Amortization
In the fiscal year ended October 31, 2019, depreciation and amortization decreased by $809,000 when compared with the prior period primarily as a result of increased ASC Topic 805 amortization expense for lease intangibles in fiscal year ended October 31, 2018 for a tenant who vacated the property and whose lease was terminated.

General and Administrative Expenses
General and administrative expense was relatively unchanged in the fiscal year ended October 31, 2019 when compared with the corresponding prior period.

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

Interest expense for properties owned in both fiscal year 2018 and 2017 increased by $51,000 as a result of an increase in corporate interest expense on the Company’s Facility as a result of having more principal outstanding in fiscal 2018 versus fiscal 2017. This increase was partially offset by the recapitalizing of our largest mortgage, which is secured by our Ridgeway Shopping Center, after the second quarter of fiscal 2017.  The Ridgeway interest rate was reduced from 5.52% to 3.398%, which caused a reduction of interest expense, this reduction was partially offset by the Company increasing the principal outstanding on the mortgage from $44 million to $50 million.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2019, 2018 and 2017 (amounts in thousands):

	Year Ended October 31,
	2019	2018	2017

Net Income Applicable to Common and Class A Common Stockholders	$22,128	$25,217	$33,898

Real property depreciation	22,668	22,139	20,505
Amortization of tenant improvements and allowances	3,521	4,039	4,448
Amortization of deferred leasing costs	1,652	2,057	1,468
Depreciation and amortization on unconsolidated joint ventures	1,505	1,719	1,618
(Gain)/loss on sale of properties	19	-	(18,734)
Loss on sale of property of unconsolidated joint venture	462	-	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$51,955	$55,171	$43,203

FFO amounted to $52.0 million in fiscal 2019 compared to $55.2 million in fiscal 2018 and $43.2 million in fiscal 2017.

The net decrease in FFO in fiscal 2019 when compared with fiscal 2018 was predominantly attributable, among other things, to: (i)  the receipt of a $3.7 million one-time lease termination payment in the second quarter of fiscal 2018 from a grocery store tenant who wanted to terminate its lease early (see Significant Events with an Impact on Leasing section earlier in this Item 7); (ii) an increase of $725,000 in base rent in the third quarter of fiscal 2018 related to the amortization of a below market rent in accordance with ASC Topic 805 for a grocery store tenant who was evicted and whose lease was terminated at our Passaic property and (iii) an increase in interest expense as a result of having more outstanding on our Facility in the fiscal year ended 2019 when compared with the corresponding prior periods; (iv) $2.4 million in preferred stock redemption charges relating to our calling our Series G preferred stock for redemption on October 1, 2019; (v) an increase of $539,000 in preferred stock dividends as a result of having a new series of preferred stock outstanding for the month of October 2019.  We redeemed our Series G preferred stock on November 1, 2019; offset by (vi) a $403,000 gain on sale of marketable securities in the fiscal 2019 when we sold all of our marketable securities; (vii) the additional net income generated from properties acquired in fiscal 2018 and fiscal 2019; (viii) additional net income generated from increased base rent revenue for our existing properties, specifically related to a property where the grocery store tenant renewed its lease at a significantly higher rent than the current rent.

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

Off-Balance Sheet Arrangements

We have six off-balance sheet investments in real property through unconsolidated joint ventures:

●	a 66.67% equity interest in the Putnam Plaza Shopping Center,

●	an 11.792% equity interest in the Midway Shopping Center L.P.,

●	a 50% equity interest in the Chestnut Ridge Shopping Center,

●	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee’s Plaza, and

●	a 20% economic interest in a partnership that owns a suburban office building with ground level retail.

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

		Principal Balance
Joint Venture Description	Location	Original Balance	At October 31, 2019	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$26,600	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,600	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$12,000	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,900	3.38%	Aug-2026

Contractual Obligations

Our contractual payment obligations as of October 31, 2019 were as follows (amounts in thousands):

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgage notes payable and other loans	$306,606	$6,917	$7,321	$56,056	$6,305	$12,369	$217,638
Interest on mortgage notes payable	98,079	13,417	13,012	11,745	10,248	10,061	39,596
Capital improvements to properties*	8,597	8,597	-	-	-	-	-
Total Contractual Obligations	$413,282	$28,931	$20,333	$67,801	$16,553	$22,430	$257,234

*Includes committed tenant-related obligations based on executed leases as of October 31, 2019.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of October 31, 2019, we had total mortgage debt and other notes payable of $306.6 million,  $304.9 million for which interest was based on fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts, and $1.7 million of which interest was based on a variable rate (see below).

Our fixed-rate debt presents inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of October 31, 2019, we had eight open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in August 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in July 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in April 2029 and the Dumont, NJ swap expires in August 2028, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  We have good working relationships with each of the lenders to our notes, who are also the counterparties to our swap contracts.  We understand from our lenders and counterparties that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were achieved, we believe there would be no effect on our financial position or results of operations.  However, because this will be the first time any of our promissory notes or the reference rates in our swap contracts will cease to be published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties, we cannot be certain of the impact on the Company. See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A of this annual report on Form 10-K.
At October 31, 2019, we had no borrowings outstanding on our Facility, which bears interest at LIBOR plus 1.35%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% annum.
In addition, we purchased a property in March of fiscal 2018 and financed a portion of the purchase price with unsecured notes held by the seller of the property.  The unsecured notes require the payment of interest only.  $1.5 million of the notes bear interest at a fixed rate of 5.05% and $1.7 million of the notes bear interest at a variable rate of interest based on the level of our Class A Common stock dividend, currently 5.00% as of October 31, 2019.  If the level of our Class A Common dividend rises, it will increase the interest rate on the $1.7 million in notes.

The following table sets forth the Company’s long-term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2019 (amounts in thousands, except weighted average interest rate):

	For the Fiscal Year Ended October 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Estimated Fair Value
Mortgage notes payable and other loans	$6,917	$7,321	$56,056	$6,305	$12,369	$217,638	$306,606	$310,985

Weighted average interest rate for debt maturing	n/a	n/a	4.42%	n/a	4.48%	3.98%	4.06%

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required by this Item, together with the reports of the Company's independent registered public accounting firm thereon and the supplementary financial information required by this Item 8 are included under Item 15 of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2019 and 2018.

Item 9A. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2019, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2019.  The Company's independent registered public accounting firm, PKF O'Connor Davies, LLP has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Urstadt Biddle Properties Inc.

Opinion on Internal Control over Financial Reporting

We have audited Urstadt Biddle Properties Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2019, and our report dated January 9, 2020, expressed an unqualified opinion thereon.

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

/s/ PKF O'Connor Davies, LLP

New York, New York
January 9, 2020

Item 9B.  Other Information.

On January 9, 2020, the Company entered into a Change in Control Agreement (the “Agreement”) with Charles D. Urstadt, who was appointed Chairman effective January 1, 2019.  The Company already has Change in Control Agreements in place with its other named executive officers (together with Charles D. Urstadt, the “NEOs”).  Pursuant to the Agreement, Charles D. Urstadt would be entitled to certain termination benefits in the event that his employment is terminated for Good Reason or by the Company for any reason other than for Cause, within eighteen months following a Change in Control. Generally, termination for “Good Reason” includes, but is not limited to, voluntary termination of employment by the NEO within 180 days following the occurrence of any of the following: (i) a change in the NEO’s authority, duties or responsibilities which represents a material diminution in his authority, duties or responsibilities prior to the Change in Control; (ii) a material reduction in the NEO’s base salary below the level that existed preceding the Change in Control; (iii) a relocation of the NEO outside a 50 mile radius of the NEO’s work site at the date such agreement was signed; (iv) the sale or other disposition by the Company of more than 50% of the assets of the Company over which the NEO has authority to any “person” as that term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended; or (v) other material breach by the Company of the terms of the Change in Control Agreement. Termination for “Cause” means termination of employment by the Company because of dishonesty, conviction of a felony, gross neglect of duties, or conflict of interest which, in the case of gross neglect or conflict of interest, continues for thirty days after written notice by the Company to the employee requesting cessation of such gross neglect or conflict.
In the event an NEO becomes eligible for termination benefits as provided above, such benefits would include the following: (i) a cash payment, to be made within forty-five days after such termination, equal to 12 months of the NEO’s base salary (exclusive of any bonus or other benefit) in effect at the date of the Change in Control; and (ii) the Company would be obligated to maintain, for a period of twelve months after termination (the “Benefits Period”), all life insurance, disability, medical and other benefit programs to which the NEO and his family were entitled at the date of the Change in Control or, in the event the continued participation of the NEO and his family in such programs is not possible, to arrange for similar benefits. The termination benefits also would include a lump sum cash payment to the NEO within forty-five days of such termination in lieu of Company contributions on behalf of the NEO to which the NEO otherwise would be entitled during the Benefits Period under the Company’s 401(k) Plan. In the event of a named executive officer’s termination of employment following a Change in Control, the Compensation Committee has the authority to accelerate the time at which restrictions will lapse or to remove any restrictions applicable to awards of restricted stock under the Company’s Amended and Restated Restricted Stock Award Plan.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 18, 2020 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions “Election of Directors”, “Information Concerning Continuing Directors and Executive Officers”, “Corporate Governance and Board Matters”, “Delinquent Section 16(a) Reports” and other information included in the Proxy Statement and is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 18, 2020 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, and as part of the executive compensation and director related compensation tables and other information included in the Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 18, 2020 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions, “Equity Compensation Plans”, “Security Ownership of Certain Beneficial Owners and Management” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 18, 2020 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Corporate Governance and Board Matters”, “Certain Relationships and Related Party Transactions” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 18, 2020 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption “Fees Billed by Independent Registered Public Accounting Firm” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

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

(n)  Articles Supplementary of the Company, dated August 13, 2018, classifying the Company’s Series I Participating Preferred Shares (incorporated by reference to Exhibit 3.1(a) of the Company’s Current Report on Form 8-K filed on August 13, 2018 (SEC File No. 001-12803)).

(o)  Articles Supplementary of the Company, dated August 13, 2018, classifying the Company’s Series J Participating Preferred Shares (incorporated by reference to Exhibit 3.1(b) of the Company’s Current Report on Form 8-K filed on August 13, 2018 (SEC File No. 001-12803)).

(p)  Articles Supplementary of the Company, dated September 27, 2019, classifying the Company’s 5.875% Series K Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1(p) of the Company’s Registration Statement on Form 8-A filed on September 27, 2019 (SEC File No. 001-12803)).

3.2
Bylaws of the Company, Amended and Restated as of December 11, 2014 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 16, 2014 (SEC File No. 001-12803)).

4.1	Common Stock: See Exhibits 3.1 (a)-(p) hereto.

4.2
Rights Agreement between the Company and Computershare Inc., as Rights Agent, dated as of August 13, 2018 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on August 13, 2018 (SEC File No. 001-12803)).

4.3	Series G Preferred Shares: Fully redeemed on and no shares outstanding as of November 1, 2019. See Exhibits 3.1 (a)-(p) hereto.

4.4	Series H Preferred Shares: See Exhibits 3.1 (a)-(p) hereto.

4.5	Series I Preferred Shares: See Exhibits 3.1 (a)-(p) hereto.

4.6	Series J Preferred Shares: See Exhibits 3.1 (a)-(p) hereto.
4.7	Series K Preferred Shares: See Exhibits 3.1 (a)-(p) hereto.

4.8	Description of Registrant’s Securities.*

10.1
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016 (SEC File No. 001-12803)).#

10.2
First Amendment to Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 21, 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed on March 28, 2019 (SEC File No. 333-230571). #

10.3
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017 (SEC File No. 001-12803)).#

10.4
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Director) (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017 (SEC File No. 001-12803)).#

10.5
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Non-Employee Director)(incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017 (SEC File No. 001-12803)).#

10.6
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Chairman Emeritus) (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017 (SEC File No. 001-12803)).#

10.7
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

10.8
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 15, 2008 (SEC File No. 001-12803)).#

10.9
Change in Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 17, 2008 (SEC File No. 001-12803)).#

10.10
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on March 31, 2014 (SEC File No. 001-12803)). #

10.11
Change in Control Agreement, dated June 7, 2016, between the Company and Miyun Sung (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on January 11, 2019 (SEC File No. 001-12803).#

10.12	Change in Control Agreement, dated January 9, 2020, between the Company and Charles D. Urstadt attached hereto. #*

10.13
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt and Willing L. Biddle (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 26, 2007 (SEC File No. 001-12803)).#

10.14
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

10.15
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

101
The following materials from Urstadt Biddle Properties Inc. Annual Report on Form 10-K for the year ended October 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders' Equity and (6) Notes to Consolidated Financial Statements detail tagged.*

#	Management contract, compensation plan arrangement.
*	Filed herewith.
**	Furnished herewith.

URSTADT BIDDLE PROPERTIES INC.
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Item 15.		Page

Consolidated Balance Sheets at October 31, 2019 and 2018
28
Consolidated Statements of Income for each of the three years in the period ended October 31, 2019
29
Consolidated Statements of Comprehensive Income for each of the three years in the period ended October 31, 2019
30
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2019
31
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended October 31, 2019
32
Notes to Consolidated Financial Statements
33
Report of Independent Registered Public Accounting Firm
48
Schedule

III	Real Estate and Accumulated Depreciation - October 31, 2019	49-50

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2019	October 31, 2018
ASSETS
Real Estate Investments:
Real Estate – at cost	$1,141,770	$1,118,075
Less: Accumulated depreciation	(241,154)	(218,653)
	900,616	899,422
Investments in and advances to unconsolidated joint ventures	29,374	37,434
	929,990	936,856

Cash and cash equivalents	94,079	10,285
Marketable securities	-	5,567
Tenant receivables	22,854	22,607
Prepaid expenses and other assets	15,513	19,927
Deferred charges, net of accumulated amortization	9,868	12,991
Total Assets	$1,072,304	$1,008,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$-	$28,595
Mortgage notes payable and other loans	306,606	293,801
Preferred stock called for redemption	75,000	-
Accounts payable and accrued expenses	11,416	3,900
Deferred compensation – officers	53	72
Other liabilities	21,629	21,466
Total Liabilities	414,704	347,834

Redeemable Noncontrolling Interests	77,876	78,258

Commitments and Contingencies

Stockholders' Equity:
6.75% Series G Cumulative Preferred Stock (liquidation preference of $25 per share); -0- and 3,000,000 shares issued and outstanding	-	75,000
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share);4,400,000 and -0- shares issued and outstanding	110,000	-
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 9,963,751 and 9,822,006 shares issued and outstanding	101	99
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,893,241 and 29,814,814 shares issued and outstanding	299	298
Additional paid in capital	520,988	518,136
Cumulative distributions in excess of net income	(158,213)	(133,858)
Accumulated other comprehensive income (loss)	(8,451)	7,466
Total Stockholders' Equity	579,724	582,141
Total Liabilities and Stockholders' Equity	$1,072,304	$1,008,233

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2019	2018	2017
Revenues
Base rents	$99,270	$95,902	$88,383
Recoveries from tenants	32,784	31,144	28,676
Lease termination	221	3,795	2,432
Other	5,310	4,511	4,069
Total Revenues	137,585	135,352	123,560

Expenses
Property operating	21,901	22,009	20,074
Property taxes	23,363	21,167	19,621
Depreciation and amortization	27,927	28,324	26,512
General and administrative	9,405	9,223	9,183
Provision for tenant credit losses	956	859	583
Directors' fees and expenses	346	344	321
Total Operating Expenses	83,898	81,926	76,294

Operating Income	53,687	53,426	47,266

Non-Operating Income (Expense):
Interest expense	(14,102)	(13,678)	(12,981)
Equity in net income from unconsolidated joint ventures	1,241	2,085	2,057
Gain on sale of marketable securities	403	-	-
Interest, dividends and other investment income	403	350	356
Gain (loss) on sale of properties	(19)	-	18,734
Net Income	41,613	42,183	55,432

Noncontrolling interests:
Net income attributable to noncontrolling interests	(4,333)	(4,716)	(2,499)
Net income attributable to Urstadt Biddle Properties Inc.	37,280	37,467	52,933
Preferred stock dividends	(12,789)	(12,250)	(14,960)
Redemption of preferred stock	(2,363)	-	(4,075)
Net Income Applicable to Common and Class A Common Stockholders	$22,128	$25,217	$33,898

Basic Earnings Per Share:
Per Common Share:	$0.53	$0.61	$0.82
Per Class A Common Share:	$0.59	$0.68	$0.92

Diluted Earnings Per Share:
Per Common Share:	$0.52	$0.60	$0.80
Per Class A Common Share:	$0.58	$0.67	$0.90

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2019	2018	2017

Net Income	$41,613	$42,183	$55,432

Other comprehensive income:
Change in unrealized gain on marketable equity securities	-	569	-
Change in unrealized gain (loss) on interest rate swaps	(13,651)	4,155	4,045
Change in unrealized gain (loss) on interest rate swaps-equity investees	(1,697)	-	-

Total comprehensive income	26,265	46,907	59,477
Comprehensive income attributable to noncontrolling interests	(4,333)	(4,716)	(2,499)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	21,932	42,191	56,978
Preferred stock dividends	(12,789)	(12,250)	(14,960)
Redemption of preferred stock	(2,363)	-	(4,075)

Total comprehensive income applicable to Common and Class A Stockholders	$6,780	$29,941	$37,943

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$41,613	$42,183	$55,432
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	27,927	28,324	26,512
Straight-line rent adjustment	(914)	(957)	(507)
Provisions for tenant credit losses	956	859	583
(Gain) on sale of marketable securities	(403)	-	-
Restricted stock compensation expense and other adjustments	4,381	4,085	3,956
Deferred compensation arrangement	(19)	(24)	(35)
(Gain) loss on sale of properties	19	-	(18,734)
Equity in net (income) of unconsolidated joint ventures	(1,241)	(2,085)	(2,057)
Distributions of operating income from unconsolidated joint ventures	1,241	2,085	2,057
Changes in operating assets and liabilities:
Tenant receivables	(314)	(956)	(825)
Accounts payable and accrued expenses	(8,142)	161	3,635
Other assets and other liabilities, net	7,213	(2,091)	(7,022)
Net Cash Flow Provided by Operating Activities	72,317	71,584	62,995

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(11,751)	(6,910)	(30,599)
Investments in and advances to unconsolidated joint ventures	(574)	-	(158)
Repayment of mortgage note	-	-	13,500
Deposits on acquisition of real estate investments	-	(1,000)	(715)
Returns of deposits on real estate investments	-	-	500
Improvements to properties and deferred charges	(18,681)	(8,184)	(9,676)
Net proceeds from sale of properties	3,372	-	45,438
Purchases of securities available for sale	-	(4,999)	-
Proceeds from the sale of available for sale securities	5,970	-	-
Return of capital from unconsolidated joint ventures	6,925	553	471
Net Cash Flow Provided by (Used in) Investing Activities	(14,739)	(20,540)	18,761

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(42,600)	(41,626)	(40,596)
Dividends paid -- Preferred Stock	(12,789)	(12,250)	(14,960)
Amortization payments on mortgage notes payable	(6,441)	(6,427)	(6,776)
Proceeds from mortgage note payable and other loans	47,000	10,000	50,000
Repayment of mortgage notes payable and other loans	(27,001)	(17,624)	(43,675)
Proceeds from revolving credit line borrowings	25,500	33,595	52,000
Sales of additional shares of Common and Class A Common Stock	193	196	200
Repayments on revolving credit line borrowings	(54,095)	(9,000)	(56,000)
Acquisitions of noncontrolling interests	(5,134)	(1,220)	-
Distributions to noncontrolling interests	(4,333)	(4,716)	(2,499)
Repurchase of shares of Class A Common Stock	-	(120)	-
Payment of taxes on shares withheld for employee taxes	(270)	(241)	-
Net proceeds from issuance of Preferred Stock	106,186	-	111,328
Redemption of preferred stock including restricted cash	-	-	(129,375)
Net Cash Flow Provided by (Used in) Financing Activities	26,216	(49,433)	(80,353)

Net Increase In Cash and Cash Equivalents	83,794	1,611	1,403
Cash and Cash Equivalents at Beginning of Year	10,285	8,674	7,271

Cash and Cash Equivalents at End of Year	$94,079	$10,285	$8,674

The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	7.125% Series F Preferred Stock Issued	7.125% Series F Preferred Stock Amount	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	5.875% Series K Preferred Stock Issued	5.875% Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances - October 31, 2016	5,175,000	$129,375	3,000,000	$75,000	-	$-	-	$-	9,507,973	$96	29,633,520	$296	$509,660	$(114,091)	$(1,303)	$599,033
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	-	-	33,898	-	33,898
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,045	4,045
Cash dividends paid :
Common stock ($0.94 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,082)	-	(9,082)
Class A common stock ($1.06 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(31,514)	-	(31,514)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	-	-	4,705	-	5,399	-	200	-	-	200
Shares issued under restricted stock plan	-	-	-	-	-	-	-	-	152,100	1	96,225	1	(2)	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	(6,400)	-	-	-	-	-
Issuance of Series H Preferred Stock	-	-	-	-	4,600,000	115,000	-	-	-	-	-	-	(3,672)	-	-	111,328
Redemption of Series F Preferred Stock	(5,175,000)	(129,375)	-	-	-	-	-	-	-	-	-	-	4,075	-	-	(125,300)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	-	-	3,956	-	-	3,956
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	666	-	666
Balances - October 31, 2017	-	-	3,000,000	75,000	4,600,000	115,000	-	-	9,664,778	97	29,728,744	297	514,217	(120,123)	2,742	587,230
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	-	-	25,217	-	25,217
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	-	-	-	-	569	569
Change in unrealized gain (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,155	4,155
Cash dividends paid :
Common stock ($0.96 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,426)	-	(9,426)
Class A common stock ($1.08 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,200)	-	(32,200)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	-	-	4,528	-	5,766	-	197	-	-	197
Shares issued under restricted stock plan	-	-	-	-	-	-	-	-	152,700	2	102,800	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	(10,886)	-	(240)	-	-	(240)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	(4,950)	-	-	-	-	-
Repurchase of Class A Common stock	-	-	-	-	-	-	-	-	-	-	(6,660)	-	(120)	-	-	(120)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	-	-	4,085	-	-	4,085
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	2,674	-	2,674
Balances - October 31, 2018	-	-	3,000,000	75,000	4,600,000	115,000	-	-	9,822,006	99	29,814,814	298	518,136	(133,858)	7,466	582,141
November 1, 2018 adoption of new accounting standard - See Note 1	-	-	-	-	-	-	-	-	-	-	-	-	-	569	(569)	-
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	-	-	22,128	-	22,128
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(15,348)	(15,348)
Cash dividends paid :
Common stock ($0.98 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,762)	-	(9,762)
Class A common stock ($1.10 per share)	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,838)	-	(32,838)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	-	-	4,545	-	5,417	-	193	-	-	193
Shares issued under restricted stock plan	-	-	-	-	-	-	-	-	137,200	2	111,450	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	(14,290)	-	(269)	-	-	(269)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	(24,150)	-	-	-	-	-
Issuance of Series K Preferred Stock	-	-	-	-	-	-	4,400,000	110,000	-	-	-	-	(3,465)	-	-	106,535
Reclassification of preferred stock	-	-	(3,000,000)	(75,000)	-	-	-	-	-	-	-	-	2,363	-	-	(72,637)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	-	-	-	-	4,033	-	-	4,033
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,452)	-	(4,452)
Balances - October 31, 2019	-	$-	-	$-	4,600,000	$115,000	4,400,000	$110,000	9,963,751	$101	29,893,241	$299	$520,988	$(158,213)	$(8,451)	$579,724

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2019

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2019, the Company owned or had equity interests in 83 properties containing a total of 5.3 million square feet of gross leasable area ("GLA").

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation." The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company. In accordance with ASC Topic 970-323, "Real Estate-General-Equity Method and Joint Ventures;" joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting. See Note 6 for further discussion of the unconsolidated joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes,” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2019.  As of October 31, 2019, the fiscal tax years 2015 through and including 2018 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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
The Company evaluates each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

●	Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or

●
The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction).

An acquired process is considered substantive if:

●
The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process;

●	The process cannot be replaced without significant cost, effort, or delay; or

●	The process is considered unique or scarce.

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

In June 2019, the Company sold for $3.7 million its property located in Monroe, CT (the "Monroe Property"), as that property no longer met the Company's investment objectives.  In conjunction with the sale the Company realized a gain on sale of property in the amount of $416,000, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2019.  The net book value of the Monroe Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2018.

In August 2019, the Company entered into a purchase and sale agreement to sell its property located in Bernardsville, NJ (the "Bernardsville Property"), to an unrelated third party for a sale price of $2.7 million as that property no longer met our investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019 and accordingly the Company recorded a loss on property held for sale of $434,000 which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Bernardsville Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2019.

In March 2017, the Company sold for $56.6 million its property located in White Plains, NY (the "White Plains Property"), as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a gain on sale of property in the amount of $19.5 million, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2017.

In July 2017, the Company sold for $1.2 million its property located in Fairfield, CT (the "Fairfield Property"), which it purchased in the second quarter of fiscal 2017.  In conjunction with the sale the Company realized a loss on sale of property in the amount of $729,000, which is included in continuing operations in the consolidated statement of income for the year ended October 31, 2017.

The combined operating results of the Monroe Property, the Bernardsville Property, the White Plains Property and the Fairfield Property, which are included in continuing operations, were as follows (amounts in thousands):

	Year Ended October 31,
	2019	2018	2017
Revenues	$574	$666	$2,968
Property operating expense	(237)	(295)	(647)
Depreciation and amortization	(143)	(173)	(254)
Net Income (loss)	$194	$198	$2,067

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $4,861,000 and $4,901,000 as of October 31, 2019 and 2018, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments are impaired at October 31, 2019.

Revenue Recognition
Our leases with tenants are classified as operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. At October 31, 2019 and 2018, approximately $19,395,000 and $18,375,000, respectively, has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant's sales breakpoint is achieved. Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms. Lease termination amounts are recognized in operating revenues when there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and the termination consideration is probable of collection. Lease termination amounts are paid by tenants who want to terminate their lease obligations before the end of the contractual term of the lease by agreement with the Company. There is no way of predicting or forecasting the timing or amounts of future lease termination fees. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

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

In July 2017, the Company entered into a lease termination agreement with the single tenant of its property located in Fairfield, CT, which was purchased in the second quarter of fiscal 2017, so the Company could sell the property vacant.  The agreement provided that the tenant pay the Company $3.2 million in exchange for the tenant to be released from all future obligations under its lease.  The Company received payment in July 2017 and has recorded the payment received as lease termination income in its consolidated statements of income for the year ended October 31, 2017, as the payment met all of the revenue recognition conditions under U.S. GAAP.  In addition, when the aforementioned property was acquired, the Company allocated $1.2 million of the consideration paid to acquire the asset to this over-market lease.  As a result of this termination, the Company wrote-off the remaining $1.2 million asset as a reduction of lease termination income for the year ended October 31, 2017.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables (including an allowance for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable) which is estimated to be uncollectible. Such allowances are reviewed periodically. At October 31, 2019 and 2018, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $5,454,000 and $4,800,000, respectively.

Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than three months.

Marketable Securities
Marketable equity securities are carried at fair value based upon quoted market prices in active markets.

In February and March 2018, the Company purchased approximately $5.0 million of REIT securities with available cash.

On November 1, 2018, the Company adopted FASB Accounting Standards Update ("ASU") 2016-01, "Financial Instruments - Overall."  ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  As a result of the adoption, the Company recorded all unrealized holding gains for its marketable securities as of the date of adoption to cumulative distributions in excess of net income and reduced accumulated other comprehensive income in the amount of $569,000.

In January 2019, the Company sold all of its marketable equity securities and realized a gain on sale in the amount of $403,000, which has been recorded in the consolidated statement of income for year ended October 31, 2019.

The Company did not own any marketable equity securities as of October 31, 2019.  The unrealized gain on the Company's marketable equity securities at October 31, 2018 is detailed below (in thousands):

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

As of October 31, 2019, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2019, the Company had approximately $129.1 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.93% per annum.  As of October 31, 2019 and 2018, the Company had a deferred liability of  $6.8 million and $114,000, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets) and a deferred asset of $- and $7.0 million, respectively (included in prepaid expenses and other assets on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swap are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting and prior to November 1, 2018, unrealized gains/(losses) on marketable securities classified as available-for-sale. At October 31, 2019, accumulated other comprehensive (loss) consisted of net unrealized losses on interest rate swap agreements of $8.5 million, inclusive of the Company's share of accumulated comprehensive income/(loss) from joint ventures accounted for by the equity method of accounting.  At October 31, 2018, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of approximately $6.9 million and unrealized gains/(losses) on marketable securities classified as available-for-sale of $569,000. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2019	2018	2017
Numerator
Net income applicable to common stockholders – basic	$4,659	$5,173	$6,857
Effect of dilutive securities:
Restricted stock awards	193	259	376
Net income applicable to common stockholders – diluted	$4,852	$5,432	$7,233
Denominator
Denominator for basic EPS-weighted average common shares	8,813	8,517	8,383
Effect of dilutive securities:
Restricted stock awards	536	597	643
Denominator for diluted EPS – weighted average common equivalent shares	9,349	9,114	9,026

Numerator
Net income applicable to Class A common stockholders – basic	$17,469	$20,044	$27,041
Effect of dilutive securities:
Restricted stock awards	(193)	(259)	(376)
Net income applicable to Class A common stockholders – diluted	$17,276	$19,785	$26,665

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,438	29,335	29,317
Effect of dilutive securities:
Restricted stock awards	216	178	186
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,654	29,513	29,503

Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation,” which requires that compensation expense be recognized, based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.  The Company recognizes compensation expense for its stock awards by amortizing the fair value of stock awards over the requisite service periods of such awards.

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Year Ended October 31,
	2019	2018	2017
Ridgeway Revenues	10.8%	10.4%	11.2%
All Other Property Revenues	89.2%	89.6%	88.8%
Consolidated Revenue	100.0%	100.0%	100.0%

	Year Ended October 31,
	2019	2018
Ridgeway Assets	6.0%	7.0%
All Other Property Assets	94.0%	93.0%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1- Ridgeway did not have any significant expenditures for additions to long lived assets in any of the fiscal years ended October 31, 2019, 2018 and 2017.

	Year Ended October 31,
	2019	2018	2017
Ridgeway Percent Leased	97%	96%	96%

	Year Ended October 31,
Ridgeway Significant Tenants (by base rent):	2019	2018	2017
The Stop & Shop Supermarket Company	20%	20%	19%
Bed, Bath & Beyond	14%	14%	14%
Marshall’s Inc., a division of the TJX Companies	10%	10%	11%
All Other Tenants at Ridgeway (Note 2)	56%	56%	56%
Total	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the three years presented.  Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

	Year Ended October 31, 2019
Income Statement (In Thousands):	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,859	$122,726	$137,585
Operating Expenses	$4,377	$40,887	$45,264
Interest Expense	$1,704	$12,398	$14,102
Depreciation and Amortization	$2,350	$25,577	$27,927
Income from Continuing Operations	$6,428	$35,185	$41,613

	Year Ended October 31, 2018
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,015	$121,337	$135,352
Operating Expenses	$4,094	$39,082	$43,176
Interest Expense	$1,869	$11,809	$13,678
Depreciation and Amortization	$2,616	$25,708	$28,324
Income from Continuing Operations	$5,436	$36,747	$42,183

	Year Ended October 31, 2017
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$13,832	$109,728	$123,560
Operating Expenses	$3,809	$35,886	$39,695
Interest Expense	$2,034	$10,947	$12,981
Depreciation and Amortization	$3,016	$23,496	$26,512
Income from Continuing Operations	$4,973	$31,725	$36,698

Reclassification
Certain fiscal 2017 and 2018 amounts have been reclassified to conform to current period presentation.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. The Company has elected to apply the transition provisions of ASC Topic 842 at the beginning of the period of adoption, which for the Company, will be the first day of our year ended October 31, 2020 (i.e., November 1, 2019), and therefore, the Company will not retrospectively adjust prior periods presented. The Company will elect to apply certain adoption related practical expedients for all leases that commenced prior to the effective date. These practical expedients include not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases; and not reassessing initial direct costs for any existing leases.  Overall, the Company’s assessment of the adoption of ASC Topic 842 on November 1, 2019 is that it will not be material to our financial statements or the disclosures contained therein.

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

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2019.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2019 and 2018 (in thousands):

	Consolidated Investment Properties	Unconsolidated Joint Ventures	2019 Totals	2018 Totals
Retail	$890,887	$29,374	$920,261	$926,677
Office	9,729	-	9,729	10,179
Total	$900,616	$29,374	$929,990	$936,856

The Company's investments at October 31, 2019 consisted of equity interests in 83 properties.  The 83 properties are located in various regions throughout the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.

(3) INVESTMENT PROPERTIES

The components of the properties consolidated in the financial statements are as follows (in thousands):

	October 31,
	2019	2018
Land	$238,766	$231,660
Buildings and improvements	903,004	886,415
	1,141,770	1,118,075
Accumulated depreciation	(241,154)	(218,653)
	$900,616	$899,422

Space at the Company's properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Minimum rental payments on non-cancelable operating leases for the Company's consolidated properties totaling $559.7 million become due as follows (in millions): 2020 - $94.6; 2021 - $86.0; 2022 - $74.8; 2023 - $58.7; 2024 - $47.6; and thereafter – $198.0.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2019.

Significant Investment Property Acquisition Transactions

In December 2018, the Company purchased Lakeview Plaza Shopping Center ("Lakeview") for $12.0 million (exclusive of closing costs).  Lakeview is a 177,000 square foot grocery-anchored shopping center located in Putnam County, NY. In addition, the Company anticipates having to invest up to $8.0 million for capital improvements and re-tenanting at the property, approximately $5.4 million of which has already been expended and added to the cost of the property.  The Company funded the purchase and capital improvements made subsequent to the purchase with available cash and borrowings on its unsecured revolving credit facility (the "Facility").  The Company intends to fund the remaining additional investment with a combination of available cash, borrowings on the Facility and by placing a mortgage on the property (see note 4).

In March 2018, the Company, through a wholly-owned subsidiary, purchased for $13.1 million a 27,000 square foot shopping center located in Yonkers, NY ("Tanglewood").  The Company funded the purchase with available cash, borrowings on its Facility and the issuance of $11.0 million in unsecured promissory notes to the seller (see note 4).

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

The Company accounted for the purchase of Lakeview, Tanglewood, 470 Main and a property acquired through a joint venture, which the Company consolidates (see note 5), as asset acquisitions and allocated the total consideration transferred for the acquisitions, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the fiscal year ended October 31, 2019 and 2018 (in thousands).

	Lakeview	Tanglewood	470 Main	New City
Assets:
Land	$2,025	$7,525	$293	$2,498
Building and improvements	$10,620	$5,920	$2,786	$632
In-place leases	$772	$147	$68	$38
Above market leases	$459	$81	$25	$-

Liabilities:
In-place leases	$-	$-	$-	$-
Below market leases	$1,123	$396	$43	$-

The value of above and below market leases are amortized as a reduction/increase to base rental revenue over the term of the respective leases.  The value of in-place leases described above are amortized as an expense over the terms of the respective leases.

For the fiscal year ended October 31, 2019,  2018 and 2017, the net amortization of above-market and below-market leases was approximately $614,000, $1,209,000 and $223,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

In Fiscal 2019, the Company incurred costs of approximately $18.7 million related to capital improvements and leasing costs to its properties.

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2019, the Company has mortgage notes payable and other loans that are due in installments over various periods to fiscal 2031.  The mortgage loans bear interest at rates ranging from 3.5% to 4.9% and are collateralized by real estate investments having a net carrying value of approximately $558.9 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2020	$-	$6,917	$6,917
2021	-	7,321	7,321
2022	49,486	6,570	56,056
2023	-	6,305	6,305
2024	5,915	6,454	12,369
Thereafter	212,114	5,524	217,638
	$267,515	$39,091	$306,606

The Company has a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agent).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one-year extension at the Company’s option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at October 31, 2019.

As of October 31, 2019, $99 million was available to be drawn on the Facility.

During the fiscal years ended October 31, 2019 and 2018, the Company borrowed $25.5 million and $33.6 million, respectively, on its Facility to fund capital improvements to our properties, property acquisitions and for general corporate purposes.  During the fiscal years ended October 31, 2019 and 2018, the Company re-paid $54.1 million and $9.0 million, respectively, on its Facility with available cash, cash proceeds from mortgage refinancings, proceeds from the sale of marketable securities, investment property sales and proceeds from the issuance of preferred stock.

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

In June 2019, the Company placed a first mortgage on its Brewster, NY property.  The new mortgage has a principal balance of $12.0 million, has a term of 10 years and requires payments of principal and interest at the rate of LIBOR plus 1.75%.  Concurrent with entering into the mortgage, the Company also entered into an interest rate swap contract with the new lender, which converts the variable interest rate (based on LIBOR) to a fixed rate of 3.6325% per annum.

In March 2018, the Company through a wholly-owned subsidiary, purchased Tanglewood for $13.1 million (see note 3).  A portion of the purchase price was funded by issuing $11 million of unsecured promissory notes payable to the seller of the property, consisting of three tranches.  In May 2018, the short-term notes tranche in the amount of $7.8 million was repaid with borrowings on the Company's Facility.  The remaining $3.2 million balance of the notes is included in mortgage notes payable and other loans on the Company's consolidated balance sheet at October 31, 2019.  Each tranche requires payments of interest only.

The terms of the remaining notes are detailed below:

	Principal Amount (in thousands)	Interest Rate		Interest Payment Terms	Maturity Date
Long Term A	$1,650	5.00%	(a)	Quarterly	March 29, 2030
Long Term B	1,513	5.05%	(b)	Quarterly	March 29, 2030
	$3,163

(a)	Interest rate is variable and based on the level of the Company's dividend declared on the Company's Class A Common stock, divided by $22 per Class A Share.

(b)	Interest rate is fixed.

Interest paid in the years ended October 31, 2019, 2018, and 2017 was approximately $13.7 million, $13.4 million and $12.9 million, respectively.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in five joint ventures, UB Orangeburg, LLC ("Orangeburg"), McLean Plaza Associates, LLC ("McLean"), UB Dumont I, LLC ("Dumont") and UB New City, LLC, each of which owns a commercial retail property, and UB High Ridge, LLC ("UB High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these five joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810, "Consolidation."  The Company’s investment in these consolidated joint ventures is more fully described below:

UB Ironbound, L.P. ("Ironbound")

In August 2019, the Company redeemed the remaining noncontrolling interest in Ironbound for $3.0 million.  After the redemption the Company's ownership of Ironbound increased from 84% to 100%. Ironbound owns the Ferry Plaza grocery-anchored shopping center, located in Newark, NJ.

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.8% interest in Orangeburg, which owns a drug store-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.5 million in Orangeburg and as a result as of October 31, 2019 its ownership percentage has increased to 43.8% from approximately 2.92% at inception.

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

UB High Ridge

The Company is the managing member and owns a 13.3% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests totaling $2.6 million through October 31, 2019.  UB High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge"), and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.50% of their invested capital.

UB Dumont I, LLC

The Company is the managing member and owns a 36.4% interest in UB Dumont I, LLC.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through October 31, 2019.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.05% of their invested capital.

UB New City I, LLC

The Company is the managing member and owns a 78.2% equity interest in a joint venture, UB New City I, LLC.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $91,300 through October 31, 2019.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling interests:

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the years ended October 31, 2019 and 2018, the Company adjusted the carrying value of the non-controlling interests by $4,452,000 and $(2,674,000), respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests (amounts in thousands):

	October 31,
	2019	2018
Beginning Balance	$78,258	$81,361
Initial New City Noncontrolling Interest-Net	-	791
Redemption of UB High Ridge Noncontrolling Interest	(1,413)	(1,220)
Redemption of Dumont Noncontrolling Interest	(630)	-
Redemption of New City Noncontrolling Interest	(91)	-
Redemption of Ironbound Noncontrolling Interest	(2,700)	-
Change in Redemption Value	4,452	(2,674)
Ending Balance	$77,876	$78,258

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2019 and 2018, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31,
	2019	2018
Chestnut Ridge Shopping Center (50.0%)	$12,048	$12,508
Plaza 59 Shopping Center (50%)	-	5,194
Gateway Plaza (50%)	6,847	6,680
Putnam Plaza Shopping Center (66.67%)	3,446	5,978
Midway Shopping Center, L.P. (11.792% in 2019 and 11.642% in 2018)	4,384	4,509
Applebee's at Riverhead (50%)	1,926	1,842
81 Pondfield Road Company (20%)	723	723
Total	$29,374	$37,434

Chestnut Ridge and Plaza 59 Shopping Centers

The Company, through a wholly owned subsidiary, owns a 50% undivided tenancy-in-common equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

Plaza 59 Shopping Center
In fiscal 2019, the Company's wholly-owned subsidiary that owned a 50% undivided tenancy-in-common interest in Plaza 59 and the other 50% tenancy-in-common owner of Plaza 59 sold the property to an unrelated third party for a sale price of $10.0 million.  In accordance with ASC Topic 610-20, the property was de-recognized and the Company's 50% share of the loss on sale amounted to $462,000, which is included as a reduction of equity in net income from unconsolidated joint ventures on the Company's consolidated statement of income for the year ended October 31, 2019.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly owned subsidiaries, owns a 50% undivided tenancy-in-common equity interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York (together the “Riverhead Properties”).  Gateway, a 198,500 square foot shopping center anchored by a 168,000 square foot Walmart which also has 27,000 square feet of in-line space that is leased and a 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free standing Applebee’s restaurant with a 7,200 square foot pad site that is leased.

Gateway is subject to a $12.0 million non-recourse first mortgage. The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided tenancy-in-common equity interest in the 189,000 square foot Putnam Plaza Shopping Center (“Putnam Plaza”), which is anchored by a Tops grocery store.

Putnam Plaza has a first mortgage payable in the amount of $18.4 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

Midway Shopping Center, L.P.

The Company, through a wholly owned subsidiary, owns an 11.792% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot grocery-anchored shopping center in Westchester County, New York. Although the Company only has an 11.792% equity interest in Midway, it controls 25% of the voting power of Midway, and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway but does not control the venture and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years.

Midway currently has a non-recourse first mortgage payable in the amount of $26.6 million. The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

On October 1, 2019, we issued a notice of our intent to redeem, on November 1, 2019, all of the outstanding shares of our $25 per share Series G Cumulative Preferred Stock for $25 per share, which includes all unpaid dividends. As a result of our redemption notice we reduced net income applicable to Common and Class A Common stockholders by $2.4 million on our consolidated statement of income for the fiscal year ended October 31, 2019, which represents the difference between redemption value of the stock and carrying value net of original deferred stock issuance costs. As of October 31, 2019, the Series G Preferred Stock was reclassified out of Stockholders' Equity to preferred stock called for redemption in the liability section of the Company's consolidated balance sheet.

The 6.25% Series H Senior Cumulative Preferred Stock (the "Series H Preferred Stock") is nonvoting, has no stated maturity and is redeemable for cash at $25 per share at the Company's option on or after September 18, 2022. The holders of our Series H Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series H Preferred Stock will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series H Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series H Preferred Stock will have the right to convert all or part of the shares of Series H Preferred Stock held by such holder on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series H Preferred Stock are reflected as a reduction of additional paid in capital.

In Fiscal 2019, the Company completed the public offering of 4,400,000 shares of 5.875% Series K Senior Cumulative Preferred Stock (the "Series K Preferred Stock") at a price of $25 per share for net proceeds of $106.5 million after underwriting discounts but before offering expenses. These shares are nonvoting, have no stated maturity and are redeemable for cash at $25 per share at the Company's option on or after October 1, 2024. Holders of these shares are entitled to cumulative dividends, payable quarterly in arrears. Dividends accrue from the date of issue at the annual rate of $1.46875 per share per annum. The holders of our Series K Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions holders of the Series K Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series K Preferred Stock, together with all of the Company's other Series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holder of the Series K Preferred Stock will have the right to convert all or part of the shares of Series K Preferred Stock held by such holder on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series K Preferred Stock are reflected as a reduction of additional paid in capital.

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

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2019 and 2018:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 18, 2019	$0.245	$0.173355	$0.006156	$0.065489	$0.275	$0.1946	$0.0069	$0.0735
April 18, 2019	$0.245	$0.173355	$0.006156	$0.065489	$0.275	$0.1946	$0.0069	$0.0735
July 19, 2019	$0.245	$0.173355	$0.006156	$0.065489	$0.275	$0.1946	$0.0069	$0.0735
October 18, 2019	$0.245	$0.173355	$0.006156	$0.065489	$0.275	$0.1946	$0.0069	$0.0735
	$0.98	$0.69342	$0.024624	$0.261956	$1.10	$0.7784	$0.0276	$0.294

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 19, 2018	$0.24	$0.1614	$0.0038	$0.0748	$0.27	$0.182	$0.004	$0.084
April 16, 2018	$0.24	$0.1614	$0.0038	$0.0748	$0.27	$0.182	$0.004	$0.084
July 20, 2018	$0.24	$0.1614	$0.0038	$0.0748	$0.27	$0.182	$0.004	$0.084
October 19, 2018	$0.24	$0.1614	$0.0038	$0.0748	$0.27	$0.182	$0.004	$0.084
	$0.96	$0.6456	$0.0152	$0.2992	$1.08	$0.728	$0.016	$0.336

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2019, the Company issued 4,545 shares of Common Stock and 5,417 shares of Class A Common Stock (4,528 shares of Common Stock and 5,766 shares of Class A Common Stock in fiscal 2018) through the DRIP.  As of October 31, 2019, there remained 333,861 shares of Common Stock and 387,733 shares of Class A Common Stock available for issuance under the DRIP.

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

For the year ended October 31, 2019, the Company did not repurchase any shares under the Current Repurchase Program.  For the year ended October 31, 2018, the Company repurchased 6,660 shares of Class A Common Stock at the average price per Class A Common share of $17.94 under the Current Repurchase Program.  The Company has repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock.

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

In fiscal 2019, the Company awarded 137,200 shares of Common Stock and 111,450 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2019 was approximately $4.2 million. As of October 31, 2019, there was $13.3 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.5 years. For the years ended October 31, 2019, 2018 and 2017, amounts charged to compensation expense totaled $4,336,000, $4,394,000 and $4,156,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2019, and changes during the year ended October 31, 2019 is presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2018	1,255,900	$17.22	452,925	$21.13
Granted	137,200	$15.33	111,450	$18.84
Vested	(247,000)	$14.78	(77,000)	$18.15
Forfeited	-	$-	(24,150)	$21.58
Non-vested at October 31, 2019	1,146,100	$17.52	463,225	$21.07

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $224,000, $220,000 and $208,000 in each of the three years ended October 31, 2019, 2018 and 2017, respectively. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

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

●	Level 1-	Quoted prices for identical instruments in active markets

●	Level 2-
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable

●	Level 3-	Valuations derived from valuation techniques in which significant value drivers are unobservable

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2019 and 2018, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivatives at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2019 and 2018 (amounts in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 31, 2019

Liabilities:
Interest Rate Swap Agreements	$6,754	$-	$6,754	$-
Redeemable noncontrolling interests	$77,876	$24,968	$52,362	$546

October 31, 2018

Assets:
Interest Rate Swap Agreements	$7,011	$-	$7,011	$-
Available for sale securities	5,567	5,567	-	-

Liabilities:
Interest Rate Swap Agreements	$114	$-	$114	$-
Redeemable noncontrolling interests	$78,258	$22,131	$53,359	$2,768

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $3,846 at November 1, 2017 to $2,768 at October 31, 2018 as a result of a $1,096 decrease in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.  Fair market value measurements based upon Level 3 inputs changed from $2,768 at November 1, 2018 to $546 at October 31, 2019 as a result of a redemption of noncontrolling interest in Ironbound in August of fiscal 2019 in the amount of $2,700 and a $478 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

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

The estimated fair value of mortgage notes payable and other loans was approximately $311 million and $281 million at October 31, 2019 and October 31, 2018, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rates currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2018, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

At October 31, 2019, the Company had commitments of approximately $8.6 million for tenant-related obligations.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2019 and 2018 are as follows (in thousands, except per share data):

	Year Ended October 31, 2019				Year Ended October 31, 2018
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	Jul 31	Oct 31	Jan 31	Apr 30	Jul 31	Oct 31

Revenues	$34,455	$34,293	$34,549	$34,288	$32,995	$37,005	$32,809	$32,543

Income from Continuing Operations	$10,018	$9,960	$11,427	$10,208	$9,079	$14,022	$9,780	$9,302

Net Income Attributable to Urstadt Biddle Properties Inc.	$8,917	$8,860	$10,333	$9,170	$7,984	$12,660	$8,642	$8,181

Preferred Stock Dividends	(3,063)	(3,062)	(3,063)	(3,601)	(3,063)	(3,062)	(3,063)	(3,062)
Redemption of Preferred Stock	-	-	-	(2,363)	-	-	-	-

Net Income Applicable to Common and Class A Common Stockholders	$5,854	$5,798	$7,270	$3,206	$4,921	$9,598	$5,579	$5,119

Per Share Data:
Basic:
Class A Common Stock	$0.16	$0.16	$0.19	$0.09	$0.13	$0.26	$0.15	$0.14
Common Stock	$0.14	$0.14	$0.17	$0.08	$0.12	$0.23	$0.13	$0.12

Diluted:
Class A Common Stock	$0.16	$0.15	$0.19	$0.08	$0.13	$0.25	$0.15	$0.14
Common Stock	$0.14	$0.14	$0.17	$0.07	$0.12	$0.23	$0.13	$0.12

Amounts may not equal full year results due to rounding.

Certain prior period amounts are reclassified to correspond to current period presentation.

(12) SUBSEQUENT EVENTS

On November 1, 2019, the Company redeemed all 3,000,000 shares of its Series G Cumulative Preferred Stock at a redemption price of $25.00 per share, inclusive of all accrued and unpaid dividends for $75.0 million.

On December 17, 2019, the Board of Directors of the Company declared cash dividends of $0.25 for each share of Common Stock and $0.28 for each share of Class A Common Stock.  The dividends are payable on January 17, 2020 to stockholders of record on January 3, 2020. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing awards of 105,450 shares of Common Stock and 120,800 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 2, 2020, pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $5.0 million will be charged to expense over the requisite service periods (see note 1).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Urstadt Biddle Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2019, and the related notes and schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2019, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 9, 2020, expressed an unqualified opinion thereon.

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

/s/ PKF O'Connor Davies, LLP

We have served as the Company’s auditor since 2006.

New York, New York
January 9, 2020

URSTADT BIDDLE PROPERTIES INC.
October 31, 2019
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B	COL. C		COL. D		COL. E			COL. F	COL G/H	COL. I
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Totals	Accumulated Depreciation (b)	Date Constructed/Acquired	Life on which depreciation for building and improvements in latest income statement is computed (c)
Real Estate Subject to Operating Leases (a):
Office Buildings:
Greenwich, CT	$-	$708	$1,641	$-	$250	$708	$1,891	$2,599	$845	2001	31.5
Greenwich, CT	-	488	1,139	-	622	488	1,761	2,249	746	2000	31.5
Greenwich, CT	-	570	2,359	-	1,017	570	3,376	3,946	1,481	1998	31.5
Greenwich, CT	-	199	795	(1)	569	198	1,364	1,562	670	1993	31.5
Greenwich, CT	-	111	444	1	324	112	768	880	377	1994	31.5
Bernardsville, NJ	-	721	2,880	(112)	(318)	609	2,562	3,171	559	2012	39
	-	2,797	9,258	(112)	2,464	2,685	11,722	14,407	4,678
Retail Properties:
Bronxville, NY	-	60	239	95	780	155	1,019	1,174	272	2009	39
Yonkers, NY	-	30	121	183	734	213	855	1,068	220	2009	39
Yonkers, NY	-	30	121	85	341	115	462	577	119	2009	39
New Milford, CT	-	2,114	8,456	71	586	2,185	9,042	11,227	2,680	2008	39
New Milford, CT	37	4,492	17,967	166	3,305	4,658	21,272	25,930	5,233	2010	39
Newark, NJ	10,553	5,252	21,023	-	1,539	5,252	22,562	27,814	6,943	2008	39
Waldwick, NJ	-	1,266	5,064	-	-	1,266	5,064	6,330	1,547	2007	39
Emerson NJ	341	3,633	14,531	-	1,859	3,633	16,390	20,023	5,383	2007	39
Pelham, NY	-	1,694	6,843	-	149	1,694	6,992	8,686	2,395	2006	39
Stratford, CT	24,484	10,173	40,794	3,810	12,033	13,983	52,827	66,810	21,229	2005	39
Yorktown Heights, NY	-	5,786	23,221	-	14,704	5,786	37,925	43,711	10,474	2005	39
Rye, NY	-	909	3,637	-	376	909	4,013	4,922	1,610	2004	39
Rye, NY	-	483	1,930	-	99	483	2,029	2,512	782	2004	39
Rye, NY	-	239	958	-	42	239	1,000	1,239	383	2004	39
Rye, NY	-	695	2,782	-	20	695	2,802	3,497	1,115	2004	39
Somers, NY	-	4,318	17,268	-	347	4,318	17,615	21,933	7,326	2003	39
Westport, CT	9	2,076	8,305	-	470	2,076	8,775	10,851	3,780	2003	39
Orange, CT	-	2,320	10,564	-	2,241	2,320	12,805	15,125	4,808	2003	39
Stamford, CT	47,478	17,964	71,859	-	7,020	17,964	78,879	96,843	37,063	2002	39
Danbury, CT	-	2,459	4,566	-	1,172	2,459	5,738	8,197	2,897	2002	39
Briarcliff, NY	-	2,222	5,185	1,234	8,639	3,456	13,824	17,280	3,771	2001	40
Somers, NY	-	1,833	7,383	-	3,318	1,833	10,701	12,534	5,099	1999	31.5
Briarcliff, NY	-	380	1,531	-	143	380	1,674	2,054	895	1999	40
Briarcliff, NY	14,581	2,300	9,708	2	3,206	2,302	12,914	15,216	6,659	1998	40
Ridgefield, CT	-	900	3,793	291	3,263	1,191	7,056	8,247	2,562	1998	40
Darien, CT	24,590	4,260	17,192	-	891	4,260	18,083	22,343	9,584	1998	40
Eastchester, NY	-	1,500	6,128	-	2,744	1,500	8,872	10,372	4,520	1997	31
Danbury, CT	22	3,850	15,811	-	4,783	3,850	20,594	24,444	13,518	1995	31.5
Carmel, NY	-	1,488	5,973	-	805	1,488	6,778	8,266	4,196	1995	31.5
Somers, NY	-	821	2,600	-	624	821	3,224	4,045	1,828	1992	31.5
Wayne, NJ	-	2,492	9,966	-	4,210	2,492	14,176	16,668	7,604	1992	31
Newington, NH	-	728	1,997	-	1,052	728	3,049	3,777	2,457	1979	40
Katonah, NY	-	1,704	6,816	-	29	1,704	6,845	8,549	1,682	2010	39
Fairfield, CT	-	3,393	13,574	153	1,234	3,546	14,808	18,354	3,091	2011	39
New Milford, CT	-	2,168	8,672	-	69	2,168	8,741	10,909	1,916	2011	39
Eastchester, NY	-	1,800	7,200	78	462	1,878	7,662	9,540	1,545	2012	39
Orangetown, NY	6,047	3,200	12,800	30	7,675	3,230	20,475	23,705	3,327	2012	39
Greenwich, CT	4,474	1,600	6,401	28	693	1,628	7,094	8,722	1,273	2013	39
Various	-	1,134	4,928	80	(58)	1,214	4,870	6,084	831	2013	39
Greenwich, CT	5,580	1,998	7,994	53	283	2,051	8,277	10,328	1,372	2013	39
New Providence, NJ	17,766	6,970	27,880	463	2,990	7,433	30,870	38,303	5,312	2013	39
Chester, NJ	-	570	2,280	(34)	(73)	536	2,207	2,743	421	2012	39
Bethel, CT	-	1,800	7,200	(18)	(20)	1,782	7,180	8,962	1,068	2014	39
Bloomfield, NJ	-	2,201	8,804	218	1,796	2,419	10,600	13,019	1,523	2014	39
Boonton, NJ	6,938	3,670	14,680	14	179	3,684	14,859	18,543	2,226	2014	39
Yonkers, NY	5,000	3,060	12,240	333	1,331	3,393	13,571	16,964	1,750	2014	39
Greenwich, CT	7,551	3,223	12,893	6	263	3,229	13,156	16,385	1,716	2014	40
Greenwich, CT	14,657	6,257	25,029	27	795	6,284	25,824	32,108	3,337	2014	40
Midland Park, NJ	19,783	8,740	34,960	(44)	489	8,696	35,449	44,145	4,521	2015	39
Pompton Lakes, NJ	18,687	8,140	32,560	33	678	8,173	33,238	41,411	4,226	2015	39
Wyckoff, NJ	7,854	3,490	13,960	17	131	3,507	14,091	17,598	1,777	2015	39
Kinnelon, NJ	10,453	4,540	18,160	(28)	3,980	4,512	22,140	26,652	3,662	2015	39
Fort Lee, NJ	-	798	3,192	(14)	(55)	784	3,137	3,921	356	2015	39
Harrison, NY	-	2,000	8,000	(10)	1,403	1,990	9,403	11,393	931	2015	39
Stamford, CT	21,227	12,686	32,620	-	246	12,686	32,866	45,552	2,810	2016	39
Stamford, CT	-	3,691	9,491	-	86	3,691	9,577	13,268	758	2016	39
Derby, CT	-	651	7,652	-	313	651	7,965	8,616	575	2017	39
Passaic, NJ	3,323	2,039	5,616	1	817	2,040	6,433	8,473	373	2017	39
Stamford, CT	9,560	17,178	43,677	-	513	17,178	44,190	61,368	2,951	2017	39
Stamford, CT	-	2,376	1,458	-	-	2,376	1,458	3,834	97	2017	39
Old Greenwich, CT	1,134	2,295	2,700	-	4	2,295	2,704	4,999	179	2017	39
Waldwick, NJ	-	2,761	5,571	1	254	2,762	5,825	8,587	335	2017	39
Dumont, NJ	9,644	6,646	15,341	3	186	6,649	15,527	22,176	896	2017	39
Ridgefield, CT	-	293	2,782	-	444	293	3,226	3,519	148	2017	39
Yonkers, NY	-	7,525	5,920	1	276	7,526	6,196	13,722	263	2017	39
New City, NY	-	2,494	631	4	2	2,498	633	3,131	23	2017	39
Brewster, NY	11,671	4,106	10,620	2,785	554	6,891	11,174	18,065	253	2019	39

	303,444	225,964	781,818	10,117	109,464	236,081	891,282	1,127,363	236,476

Total	$303,444	$228,761	$791,076	$10,005	$111,928	$238,766	$903,004	$1,141,770	$241,154

URSTADT BIDDLE PROPERTIES INC.
October 31, 2019
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2019	2018	2017
(a) RECONCILIATION OF REAL ESTATE-OWNED SUBJECT TO OPERATING LEASES
Balance at beginning of year	$1,118,075	$1,090,402	$1,016,838
Property improvements during the year	18,372	7,781	9,326
Properties acquired during the year	12,643	22,517	119,403
Properties sold during the year	(4,395)	-	(52,122)
Property assets fully depreciated and written off	(2,925)	(2,625)	(3,043)
Balance at end of year (e)	$1,141,770	$1,118,075	$1,090,402

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION
Balance at beginning of year	$218,653	$195,020	$186,098
Provision during the year charged to income (d)	26,427	26,258	25,058
Property sold during the year	(1,001)	-	(13,093)
Property assets fully depreciated and written off	(2,925)	(2,625)	(3,043)
Balance at end of year	$241,154	$218,653	$195,020

(c)	Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d)	The depreciation provision represents the expense calculated on real property only.
(e)	The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $873 million at October 31, 2019.

Item 16. Form 10-K Summary.

Not applicable

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

Dated: January 10, 2020	/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

Dated: January 10, 2020	/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles D. Urstadt	January 10, 2020
Charles D. Urstadt
Chairman and Director

/s/ Willing L. Biddle	January 10, 2020
Willing L. Biddle
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John T. Hayes	January 10, 2020
John T. Hayes
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin J. Bannon	January 10, 2020
Kevin J. Bannon
Director

/s/ Catherine U. Biddle	January 10, 2020
Catherine U. Biddle
Director

/s/ Richard Grellier	January 10, 2020
Richard Grellier
Director

/s/ Robert J. Mueller	January 10, 2020
Robert J. Mueller
Director

/s/ Bryan O. Colley	January 10, 2020
Bryan O. Colley
Director

/s/ Noble Carpenter	January 10, 2020
Noble Carpenter
Director

/s/ Willis H. Stephens Jr.	January 10, 2020
Willis H. Stephens Jr
Director