Form 10-Q
period 2020-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2020-03-09
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of March 4, 2020 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,070,238 Common Shares, par value $.01 per share, and 29,991,496 Class A Common Shares, par value $.01 per share.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31, 2020	October 31, 2019
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,143,018	$1,141,770
Less: Accumulated depreciation	(245,939)	(241,154)
	897,079	900,616
Investments in and advances to unconsolidated joint ventures	29,046	29,374
	926,125	929,990

Cash and cash equivalents	14,278	94,079
Tenant receivables	23,929	22,854
Prepaid expenses and other assets	19,944	15,513
Deferred charges, net of accumulated amortization	9,576	9,868
Total Assets	$993,852	$1,072,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$-	$-
Mortgage notes payable and other loans	304,947	306,606
Preferred stock called for redemption	-	75,000
Accounts payable and accrued expenses	13,994	11,416
Deferred compensation – officers	39	53
Other liabilities	24,208	21,629
Total Liabilities	343,188	414,704

Redeemable Noncontrolling Interests	76,720	77,876

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,070,238 and 9,963,751 shares issued and outstanding	102	101
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,991,496 and 29,893,241 shares issued and outstanding	300	299
Additional paid in capital	521,516	520,988
Cumulative distributions in excess of net income	(163,511)	(158,213)
Accumulated other comprehensive loss	(9,463)	(8,451)
Total Stockholders' Equity	573,944	579,724
Total Liabilities and Stockholders' Equity	$993,852	$1,072,304

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2020		2019

Revenues
Lease income		$32,945		$33,261
Lease termination		209		17
Other		1,194		989
Total Revenues		34,348		34,267

Expenses
Property operating		5,929		5,930
Property taxes		5,810		5,913
Depreciation and amortization		7,135		6,940
General and administrative		2,777		2,654
Directors' fees and expenses		105		108
Total Operating Expenses		21,756		21,545

Operating Income		12,592		12,722

Non-Operating Income (Expense):
Interest expense		(3,339)		(3,578)
Equity in net income from unconsolidated joint ventures		513		342
Gain on sale of marketable securities		-		403
Loss on sale of property		(339)		-
Interest, dividends and other investment income		94		129
Net Income		9,521		10,018

Noncontrolling interests:
Net income attributable to noncontrolling interests		(1,038)		(1,101)
Net income attributable to Urstadt Biddle Properties Inc.		8,483		8,917
Preferred stock dividends		(3,412)		(3,063)

Net Income Applicable to Common and Class A Common Stockholders		$5,071		$5,854

Basic Earnings Per Share:
Per Common Share:		$0.12		$0.14
Per Class A Common Share:		$0.14		$0.16

Diluted Earnings Per Share:
Per Common Share:		$0.12		$0.14
Per Class A Common Share:		$0.13		$0.16

Dividends Per Share:
Common	$	$ 0.25	$	$ 0.245
Class A Common	$	$ 0.28	$	$ 0.275

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2020	2019

Net Income	$9,521	$10,018

Other comprehensive loss:
Change in unrealized losses on interest rate swaps	(929)	(4,720)
Change in unrealized losses on interest rate swaps-equity investees	(83)	(615)

Total comprehensive income	8,509	4,683
Comprehensive income attributable to noncontrolling interests	(1,038)	(1,101)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	7,471	3,582
Preferred stock dividends	(3,412)	(3,063)

Total comprehensive income applicable to Common and Class A Common Stockholders	$4,059	$519

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$9,521	$10,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,135	6,940
Straight-line rent adjustment	(62)	(436)
Provision for tenant credit losses	343	254
(Gain) on sale of marketable securities	-	(403)
Loss on sale of property	339	-
Restricted stock compensation expense and other adjustments	1,047	1,066
Deferred compensation arrangement	(15)	(36)
Equity in net (income) of unconsolidated joint ventures	(513)	(342)
Distributions of operating income from unconsolidated joint ventures	513	342
Changes in operating assets and liabilities:
Tenant receivables	(1,368)	(998)
Accounts payable and accrued expenses	1,767	2,979
Other assets and other liabilities, net	(2,901)	(5,712)
Net Cash Flow Provided by Operating Activities	15,806	13,672

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	(13,836)
Investments in and advances to unconsolidated joint ventures	-	(369)
Deposits on acquisition of real estate investment	(530)	-
Return of deposits on acquisition of real estate investment	500	-
Proceeds from the sale of available for sale securities	-	5,970
Proceeds from sale of property	3,721	-
Improvements to properties and deferred charges	(5,895)	(2,915)
Return of capital from unconsolidated joint ventures	265	989
Net Cash Flow (Used in) Investing Activities	(1,939)	(10,161)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(10,915)	(10,666)
Dividends paid -- Preferred Stock	(3,951)	(3,063)
Principal repayments on mortgage notes payable	(1,638)	(1,609)
Repayment of revolving credit line borrowings	-	(3,000)
Proceeds from revolving credit line borrowings	-	19,000
Acquisitions of noncontrolling interests	(609)	-
Distributions to noncontrolling interests	(1,038)	(1,101)
Payment of taxes on shares withheld for employee taxes	(569)	(265)
Redemption of preferred stock	(75,000)	-
Net proceeds from the issuance of Common and Class A Common Stock	52	50
Net Cash Flow (Used in) Financing Activities	(93,668)	(654)

Net Increase/(Decrease) In Cash and Cash Equivalents	(79,801)	2,857
Cash and Cash Equivalents at Beginning of Period	94,079	10,285

Cash and Cash Equivalents at End of Period	$14,278	$13,142

Supplemental Cash Flow Disclosures:
Interest Paid	$3,264	$3,572

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended January 31, 2020 and 2019
(In thousands, except share and per share data)

	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	5.875% Series K Preferred Stock Issued	5.875% Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2019	4,600,000	$115,000	4,400,000	$110,000	9,963,751	$101	29,893,241	$299	$520,988	$(158,213)	$(8,451)	$579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,071	-	5,071
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(1,012)	(1,012)
Cash dividends paid :
Common stock ($0.25 per share)	-	-	-	-	-	-	-	-	-	(2,517)	-	(2,517)
Class A common stock ($0.28 per share)	-	-	-	-	-	-	-	-	-	(8,398)	-	(8,398)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,037	-	1,328	-	52	-	-	52
Shares issued under restricted stock plan	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,873)	-	(573)	-	-	(573)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,051	-	-	1,051
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	546	-	546
Balances - January 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,070,238	$102	29,991,496	$300	$521,516	$(163,511)	$(9,463)	$573,944

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,822,006	$99	29,814,814	$298	$518,136	$(133,858)	$7,466	$582,141
November 1, 2018 adoption of new accounting standard - See Note 1	-	-	-	-	-	-	-	-	-	569	(569)	-
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,854	-	5,854
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(5,335)	(5,335)
Cash dividends paid :
Common stock ($0.245 per share)	-	-	-	-	-	-	-	-	-	(2,440)	-	(2,440)
Class A common stock ($0.275 per share)	-	-	-	-	-	-	-	-	-	(8,226)	-	(8,226)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,239	-	1,482	-	50	-	-	50
Shares issued under restricted stock plan	-	-	-	-	137,200	1	111,450	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(14,086)	-	(265)	-	-	(265)
Forfeiture of restricted stock	-	-	-	-	-	-	(100)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,066	-	-	1,066
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(147)	-	(147)
Balances - January 31, 2019	3,000,000	$75,000	4,600,000	$115,000	9,960,445	$100	29,913,560	$299	$518,985	$(138,248)	$1,562	$572,698

The accompanying notes to consolidated financial statements are an integral part of these statements

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan New York tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2020, the Company owned or had equity interests in 81 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and joint ventures in which the Company meets certain criteria in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”. The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company. In accordance with ASC Topic 970-323 “Real Estate-General-Equity Method and Joint Ventures,” joint ventures that the Company does not control but otherwise exercises significant influence over, are accounted for under the equity method of accounting. See Note 4 for further discussion of the unconsolidated joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The consolidated balance sheet at October 31, 2019 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code ("Code"). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2020 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2020. As of January 31, 2020, the fiscal tax years 2016 through and including 2019 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of January 31, 2020, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At January 31, 2020, the Company had approximately $128.5 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of January 31, 2020 and October 31, 2019, the Company had a deferred liability of $7.7 million and $6.8 million, respectively (included in accounts payable and accrued expense on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At January 31, 2020, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $9.5 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2019, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $8.5 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of any of its real estate investments are impaired at January 31, 2020.

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

In August 2019, the Company entered into a purchase and sale agreement to sell its property located in Bernardsville, NJ (the "Bernardsville Property"), to an unrelated third party for a sale price of $2.7 million as that property no longer met our investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019 and accordingly the Company recorded a loss on property held for sale of $434,000 which was included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Bernardsville Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2019.  In December 2019 (fiscal 2020), the Bernardsville Property sale was completed and the Company realized an additional loss on sale of property of $85,000, which is included in continuing operations in the consolidated statement of income for the three months ended January 31, 2020.

In January 2020, the Company sold for $1.3 million its retail property located in Carmel, NY (the "Carmel Property"), as that property no longer met the Company's investment objectives.  In conjunction with the sale the Company realized a loss on sale of property in the amount of $254,000, which is included in continuing operations in the consolidated statement of income for the three months ended January 31, 2020.

The operating results of the Bernardsville Property and the Carmel Property which are included in continuing operations was as follows (amounts in thousands):

	Three Months Ended January 31,
	2020	2019
Revenues	$21	$76
Property operating expense	(26)	(45)
Depreciation and amortization	(9)	(34)
Net Income	$(14)	$(3)

Index
Lease Income, Revenue Recognition and Tenant Receivables
Lease Income:

The Company leases space to tenants under agreements with varying terms that generally provide for fixed payments of base rent, with designated increases over the term of the lease. Some of the lease agreements contain provisions that provide for additional rents based on tenants' sales volume ("percentage rent"). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Additionally, most all lease agreements contain provisions for reimbursement of the tenants' share of actual real estate taxes, insurance and Common Area Maintenance ("CAM") costs (collectively, "Recoverable Costs") incurred.

Lease terms generally range from 1 to 5 years for tenant spaces under 10,000 square feet (“Shop Space”) and in excess of 5 years for spaces greater than 10,000 square feet (“Anchor Spaces”). Many leases also provide the option for the tenants to extend their lease beyond the initial term of the lease. If the tenants do not exercise renewal options and the leases mature, the tenants must relinquish their space so it can be leased to a new tenant, which generally involves some level of cost to prepare the space for re-leasing. These costs are capitalized and depreciated over the shorter of the life of the subsequent lease or the life of the improvement.

On November 1, 2019, the Company adopted the new accounting guidance in Accounting Standards Codification ASC Topic 842, Leases, including all related Accounting Standard Updates (“ASU's”). The Company elected to use the modified retrospective transition method provided in ASU 2018-11 (the "adoption date method"). Under this method, the effective date of November 1, 2019 is the date of initial application. In connection with the adoption of Topic 842, the Company elected a package of practical expedients, transition options, and accounting policy elections as follows:

•
Package of practical expedients - applied to all leases, allowing the Company not to reassess (i) whether expired or existing contracts contain leases under the new definition of a lease, (ii) lease classification for expired or existing leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842;

•
Lessor separation and allocation practical expedient - the Company elected, as lessor, to aggregate non-lease components with the related lease component if certain conditions are met, and account for the combined component based on its predominant characteristic, which generally results in combining lease and non-lease components of its tenant lease contracts to a single line shown as lease income in the accompanying consolidated statements of income; and

The Company's existing leases were not re-evaluated and continue to be classified as operating leases, as per the practical expedient package elected above. New and modified leases will now require evaluation of specific classification criteria, which, based on the customary terms of the Company's leases, should continue to be classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition.

CAM is a non-lease component of the lease contract under ASC Topic 842, and therefore would be accounted for under ASC Topic 606, Revenue from Contracts with Customers, and presented separate from lease income in the accompanying consolidated statements of income, based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company elected, as part of the package of practical expedients, to combine CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognize them together as lease income in the accompanying Statements of Operations.

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectability is considered probable at the commencement date. At lease commencement, the Company expects that collectability is probable for all of its leases due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from all operating leases is initially recognized on a straight-line basis.  Lease income each period is reduced by amounts considered uncollectible on a lease-by-lease basis, with any changes in collectability assessments recognized as a current period adjustment to lease income. For operating leases in which collectability of lease income is not considered probable, lease income is recognized on a cash basis and all previously recognized uncollectible lease income is reversed in the period in which the lease income is determined not to be probable of collection.

ASC Topic 842 also changes the treatment of leasing costs, such that non-contingent internal leasing and legal costs associated with leasing activities can no longer be capitalized. The Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant operating lease that would not have been incurred if the lease had not been obtained. These costs generally include third party broker payments, which are capitalized to deferred costs in the accompanying consolidated balance sheets and amortized over the expected term of the lease to depreciation and amortization expense in the accompanying consolidated statements of income.

There was no change to operating income as a result of the adoption of ASC Topic 842 and related ASU's.

Revenue Recognition

In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition on operating leases will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.

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

Tenant Receivables

At January 31, 2020 and October 31, 2019, $19,464,000 and $19,395,000, respectively, has been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At January 31, 2020 and October 31, 2019, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $5,793,000 and $5,454,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended January 31,
	2020	2019
Numerator
Net income applicable to common stockholders – basic	$1,082	$1,233
Effect of dilutive securities:
Restricted stock awards	41	38
Net income applicable to common stockholders – diluted	$1,123	$1,271

Denominator
Denominator for basic EPS – weighted average common shares	8,968	8,810
Effect of dilutive securities:
Restricted stock awards	479	389
Denominator for diluted EPS – weighted average common equivalent shares	9,447	9,199

Numerator
Net income applicable to Class A common stockholders-basic	$3,989	$4,621
Effect of dilutive securities:
Restricted stock awards	(41)	(38)
Net income applicable to Class A common stockholders – diluted	$3,948	$4,583

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,508	29,427
Effect of dilutive securities:
Restricted stock awards	140	120
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,648	29,547

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Three Months Ended January 31,
	2020	2019
Ridgeway Revenues	11.1%	10.9%
All Other Property Revenues	88.9%	89.1%
Consolidated Revenue	100.0%	100.0%

	January 31, 2020	October 31, 2019
Ridgeway Assets	6.4%	6.0%
All Other Property Assets	93.6%	94.0%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three months ended January 31, 2020 or the year ended October 31, 2019.

	January 31, 2020	October 31, 2019
Ridgeway Percent Leased	97%	97%

Ridgeway Significant Tenants by Annual Base Rents	Three Months Ended January 31,
	2020	2019
The Stop & Shop Supermarket Company	20%	20%
Bed, Bath & Beyond	14%	14%
Marshall’s Inc., a division of the TJX Companies	10%	10%
All Other Tenants at Ridgeway (Note 2)	56%	56%
Total	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statement (In Thousands):	Three Months Ended January 31, 2020
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,823	$30,525	$34,348
Operating Expenses and Property Taxes	$1,130	$10,609	$11,739
Interest Expense	$428	$2,911	$3,339
Depreciation and Amortization	$587	$6,548	$7,135
Net Income	$1,678	$7,843	$9,521

Income Statement (In Thousands):	Three Months Ended January 31, 2019
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,764	$30,503	$34,267
Operating Expenses and Property Taxes	$1,075	$10,768	$11,843
Interest Expense	$437	$3,141	$3,578
Depreciation and Amortization	$601	$6,339	$6,940
Net Income	$1,651	$8,367	$10,018

Index
Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation”, which requires that compensation expense be recognized, based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.  The Company recognizes compensation expense for its stock awards by amortizing the fair value of stock awards over the requisite service periods of such awards.  In certain cases as defined in the participant agreements, the vesting of stock awards can be accelerated, which will result in the Company charging to compensation expense the remaining unamortized restricted stock compensation related to those stock awards.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation.

New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases", ASU 2018-10 "Codification improvements to Topic 842, leases", ASU 2018-11 "Leases", and ASU 2018-20 "Leases, Narrow Scope Improvements for Lessors", together ASC Topic 842 - Leases.  ASC Topic 842 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. The Company adopted ASC Topic 842 on November 1, 2019, the first day of its fiscal year 2020.  The Company has elected to apply the transition provisions of ASC Topic 842 at the beginning of the period of adoption, and therefore, the Company has not retrospectively adjusted prior periods presented. The Company elected to apply certain adoption related practical expedients for all leases that commenced prior to the effective date. These practical expedients include not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases; and not reassessing initial direct costs for any existing leases. The adoption of this standard did not have a material effect on our financial statements or disclosures therein.  See Lease Income, Revenue Recognition and Tenant Receivables earlier in Note 1 for a more detailed explanation of the adoption.

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of January 31, 2020.

Index
(2) UNSECURED REVOLVING CREDIT FACILITY

The Company has a $100 million unsecured revolving credit facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one year-year extension at the Company’s option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at January 31, 2020.

Index
(3) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 44.6% interest in Orangeburg, which owns a drug store-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of January 31, 2020 the Company's ownership percentage has increased to 44.6% from approximately 2.92% at inception.

McLean Plaza

The Company, through a wholly-owned subsidiary, is the managing member and owns a 53% interest in McLean, which owns a grocery-anchored shopping center. The McLean operating agreement provides for the non-managing members to receive a fixed annual cash distribution equal to 5.05% of their invested capital.  The annual cash distribution is paid from available cash, as defined, of McLean. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of McLean assets are to be distributed in accordance with the operating agreement. The non-managing members are not obligated to make any additional capital contributions to the entity.

UB High Ridge

The Company is the managing member and owns a 14.2% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests totaling $3.2 million through January 31, 2020.  UB High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.50% of their invested capital.

UB Dumont I, LLC

The Company is the managing member and owns a 36.4% interest in UB Dumont I, LLC.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through January 31, 2020.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.1% of their invested capital.

UB New City I, LLC

The Company is the managing member and owns a 79.7% equity interest in a joint venture, UB New City I, LLC.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $141,000 through January 31, 2020.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the three months ended January 31, 2020 and 2019, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(546,000) and $147,000, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the three months ended January 31, 2020 and the fiscal year ended October 31, 2019 (amounts in thousands):

	January 31, 2020	October 31, 2019
Beginning Balance	$77,876	$78,258
Change in Redemption Value	(546)	4,452
Partial Redemption of UB High Ridge Noncontrolling Interest	(560)	(1,413)
Partial Redemption of Dumont Noncontrolling Interest	-	(630)
Partial Redemption of New City Noncontrolling Interest	(50)	(91)
Redemption of Ironbound Noncontrolling Interest	-	(2,700)

Ending Balance	$76,720	$77,876

Index
(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2020 and October 31, 2019 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	January 31, 2020	October 31, 2019
Chestnut Ridge Shopping Center (50%)	$12,014	$12,048
Gateway Plaza (50%)	6,814	6,847
Putnam Plaza Shopping Center (66.67%)	3,344	3,446
Midway Shopping Center, L.P. (11.79%)	4,235	4,384
Applebee's at Riverhead (50%)	1,916	1,926
81 Pondfield Road Company (20%)	723	723
Total	$29,046	$29,374

Chestnut Ridge Shopping Center

The Company, through a wholly-owned subsidiary, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly-owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 198,500 square foot shopping center, is anchored by a 168,000 square foot Walmart, which also has 27,000 square feet of in-line space that is leased and a 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free-standing Applebee’s restaurant with a 7,200 square foot pad site that is leased.

Gateway is subject to an $11.9 million non-recourse first mortgage.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Midway Shopping Center, L.P.

The Company, through a wholly-owned subsidiary, owns an 11.79% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot shopping center in Westchester County, New York. Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company’s share of Midway’s net book value to real property and is amortizing the difference over the property’s estimated useful life of 39 years.

Midway is subject to a non-recourse first mortgage in the amount of $26.2 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York, which is anchored by a Tops grocery store.

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $18.4 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

Index
(5) LEASES

Lessor Accounting

The Company's Lease income is comprised of both fixed and variable income, as follows:

Fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. Income for these amounts is recognized on a straight line basis.

Variable lease income includes recoveries from tenants, which represents amounts that tenants are contractually obligated to reimburse the Company for the tenants’ portion of Recoverable Costs.  Generally the Company’s leases provide for the tenants to reimburse the Company for Recoverable Costs based on the tenants’ share of the actual costs incurred in proportion to the tenants’ share of leased space in the property.

The following table provides a disaggregation of lease income recognized during the three months ended January 31, 2020, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Three Months Ended January 31,
	2020	2019
Operating lease income:
Fixed lease income (Base Rent)	$25,115	$24,928
Variable lease income (Recoverable Costs)	7,995	8,452
Other lease related income, net:
Above/below market rent amortization	177	135
Uncollectible amounts in lease income	(342)	(254)
Total lease income	$32,945	$33,261

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2020 (a)	$76,400
2021	89,900
2022	78,500
2023	62,500
2024	51,400
Thereafter	221,800
Total	$580,500

(a)  The future minimum rental income for fiscal 2020 includes amounts due between February 1, 2020 through October 31, 2020.

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

During the three months ended January 31, 2020, the Company awarded 105,450 shares of Common Stock and 120,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2020 was approximately $5.0 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of January 31, 2020, and changes during the three months ended January 31, 2020 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2019	1,146,100	$17.52	463,225	$21.07
Granted	105,450	$19.59	120,800	$23.96
Vested	(152,000)	$17.44	(85,375)	$22.27
Forfeited	-	$-	-	$-
Non-vested at January 31, 2020	1,099,550	$17.73	498,650	$21.56

As of January 31, 2020, there was $17.1 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.0 years.  For the three month periods ended January 31, 2020 and 2019, amounts charged to compensation expense totaled $1,047,000 and $1,066,000, respectively.

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

The 5.875% Series K Senior Cumulative Preferred Stock ("Series K Preferred Stock") is non-voting, has no stated maturity and is redeemable for cash at $25.00 per share at the Company's option on or after October 1, 2024. The holders of our Series K Preferred Stock have general preference rights with respect to liquidation and quarterly distributions. Except under certain conditions, holders of the Series K Preferred Stock will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of Series K Preferred Stock, together with all of the Company's other series of preferred stock (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board of Directors until the arrearage has been cured. Upon the occurrence of a Change of Control, as defined in the Company's Articles of Incorporation, the holders of the Series K Preferred Stock will have the right to convert all or part of the shares of Series K Preferred Stock held by such holders on the applicable conversion date into a number of the Company's shares of Class A common stock. Underwriting commissions and costs incurred in connection with the sale of the Series K Preferred Stock are reflected as a reduction of additional paid in capital.

On November 1, 2019, we redeemed all of the outstanding shares of our Series G Cumulative Preferred Stock for $25.00 per share with proceeds from our sale of our Series K Cumulative Preferred Stock in October 2019.  The total redemption amount was $75 million.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2019 and January 31, 2020, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2020

Liabilities:
Interest Rate Swap Agreement	$7,683	$-	$7,683	$-
Redeemable noncontrolling interests	$76,720	$24,421	$51,753	$546

October 31, 2019

Liabilities:
Interest Rate Swap Agreement	$6,754	$-	$6,754	$-
Redeemable noncontrolling interests	$77,876	$24,968	$52,362	$546

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $2,768 at October 31, 2018 to $546 at October 31, 2019 as a result of a redemption of noncontrolling interest in Ironbound in August of fiscal 2019 in the amount of $2,700 and a $478 increase in the redemption value of the Company’s noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

Index
(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2020, the Company had commitments of approximately $9.3 million for capital improvements to its properties and tenant-related obligations.

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

•
as well as other risks identified in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

At January 31, 2020, we owned or had equity interests in 81 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 92.8% of the GLA was leased (92.9% at October 31, 2019).  Of the properties owned by unconsolidated joint ventures, approximately 93.7% of the GLA was leased (96.1% at October 31, 2019).

We have paid quarterly dividends to our stockholders continuously since our founding in 1969 and have increased the level of dividend payments to our stockholders for 26 consecutive years.

We derive substantially all of our revenues from rents and operating expense reimbursements received pursuant to operating leases and focus our investment activities on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs.  We believe that because consumers need to purchase food and other types of staple goods and services generally available at supermarket, pharmacy anchored or wholesale club shopping centers, the nature of our investments provides for relatively stable revenue flows even during difficult economic times.

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

Highlights of Fiscal 2020; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
On November 1, 2019, we redeemed all of the outstanding shares of our Series G Cumulative Preferred Stock for $25 per share with proceeds from our sale of our Series K Cumulative Preferred Stock in October 2019.  The total redemption amount was $75 million.

•
In August 2019, we entered into a purchase and sale agreement to sell our property located in Bernardsville, NJ, to an unrelated third party for a sale price of $2.7 million as that property no longer met our investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019 and accordingly we recorded a loss on property held for sale of $434,000 which was included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  In December 2019 (fiscal 2020), the Bernardsville Property sale was completed and we realized an additional loss on sale of property of $85,000, which is included in continuing operations in the consolidated statement of income for the three months ended January 31, 2020.  This loss has been added back to our Funds from Operations (“FFO”) as discussed below in this Item 2.

•
In January 2020, we sold for $1.3 million a retail property located in Carmel, NY, as that property no longer met our investment objectives.  In conjunction with the sale, we realized a loss on sale of property in the amount of $254,000, which is included in continuing operations in the consolidated statement of income for the three months ended January 31, 2020. This loss has been added back to FFO as discussed below in this Item 2.

•
In January 2020, we redeemed 2,250 units of UB New City I, LLC from the noncontrolling member.  The total cash price paid for the redemption was $49,500.  As a result of the redemption, our ownership percentage of New City increased to 79.7% from 78.2%.

•
In January 2020, we redeemed 23,829 units of UB High Ridge, LLC from the noncontrolling member.  The total cash price paid for the redemption was $560,000.  As a result of the redemption, our ownership percentage of High Ridge increased to 14.2% from 13.3%.

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

Index
Leasing

Rollovers

For the three months ended January 31, 2020, we signed leases for a total of 145,900 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 14,300 square feet at an average rental increase of 5.2% on a cash basis.  Renewals for 131,600 square feet of space previously occupied were signed at an average rental increase of 6.7% on a cash basis.

Tenant improvements and leasing commissions averaged $16.82 per square foot for new leases and $0.70 per square foot for renewals for the three months ended January 31, 2020. The average term for new leases was 6 years and the average term for renewal leases was 4 years.

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

The leases signed in 2020 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other reasons.

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

Significant Events with Impacts on Leasing

Since the 2015 bankruptcy of A&P, its former grocery store space at our Pompton Lakes shopping center, totaling 63,000 square feet, has remained vacant.  We are continuing to market that space for re-lease and are considering other redevelopment options at that shopping center, including selling a 30,000 square foot portion of this 63,000 square foot space to a grocery store company, who would operate the store at that location.  If the sale of the 30,000 square foot portion is successful, it may result in us realizing a loss on the sale of that 30,000 square foot portion.  In July 2018, one other 36,000 square foot space formerly occupied by A&P that we had released to a local grocery operator became vacant, as that operator failed to perform under its lease and was evicted.  We signed a lease with Whole Foods Market for this location, and we delivered the space to them on January 31, 2020.

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

Index
Liquidity and Capital Resources

Overview

At January 31, 2020, we had cash and cash equivalents of $14.3 million, compared to $94.1 million at October 31, 2019 (see below). Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  For the three months ended January 31, 2020 and 2019, net cash flows from operating activities amounted to $15.8 million and $13.7 million, respectively.

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

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders, which we expect to continue.  Cash dividends paid on Common and Class A Common stock for the three months ended January 31, 2020 and 2019 totaled $10.9 million and $10.7 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   We believe that our net cash provided by operations will continue to be sufficient to fund our short-term liquidity requirements, including payment of dividends necessary to maintain our federal income tax REIT status.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our five consolidated joint venture entities, McLean Plaza Associates, LLC, UB Orangeburg, LLC, UB High Ridge, LLC, UB Dumont I, LLC and UB New City I, LLC, have the right to require us to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 3 to the financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our unsecured revolving credit facility ("Facility"), debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our debt level low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the three months ended January 31, 2020, we paid approximately $5.9 million for property improvements, tenant improvements and leasing commission costs ($2.7 million representing property improvements and approximately $3.2 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $9.3 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2020; this amount is inclusive of commitments for the development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We are building two pad site buildings totaling approximately 5,260 square feet, which are pre-leased to national chains, and a self-storage facility of approximately 131,000 square feet, which will be managed for us by a national self-storage company. We anticipate the total development cost will be approximately $15 million over the next two years, which we plan on funding with available cash, by borrowing on our Facility or by using other sources of equity as more fully described earlier in this Item 2.  As of January 31, 2020, we have invested approximately $7.3 million in this development.  We expect to complete the construction of one of the retail pads and the self-storage building in the fall of 2020.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $304.9 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of January 31, 2020 and $303.2 million in fixed-rate mortgage loans with a weighted average interest rate of 4.1% at January 31, 2020.  The mortgages are secured by 24 properties with a net book value of $555 million and have fixed rates of interest ranging from 3.5% to 4.8%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

Included in the mortgage notes discussed above, we have 8 promissory notes secured by properties we consolidate and 3 promissory notes secured by properties in joint ventures that we do not consolidate.  The interest rate on these 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) plus some amount of credit spread.  In addition, on the day these notes were executed by us, we entered into derivative interest rate swap contracts, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR, to a fixed rate of interest for the life of each note.  All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  All contracts, including our 11 promissory notes and 11 swap contracts that use LIBOR, will no longer have the reference rate available and the reference rate will need to be replaced.  We have good working relationships with all of our lenders to our notes, who are also the counterparties to our swap contracts.  All indications we have received from our lenders and counterparties is that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were to happen, we believe there would be no effect on our financial position or results of operations.  However, because this will be the first time any of our promissory notes or swap contracts reference rates will stop being published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties on how they plan on dealing with this replacement rate event, we cannot be certain of the impact on the Company.  See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 30.7% and a fixed charge coverage ratio of over 3.5 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 51 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At January 31, 2020, we had borrowing capacity of $99.3 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, Bank of Montreal and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2020 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of January 31, 2020, $99.3 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at January 31, 2020.

During the three months ended January 31, 2020, we had no borrowings outstanding on our Facility.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $15.8 million for the three months ended January 31, 2020 compared to $13.7 million in the comparable period of fiscal 2019. The increase in operating cash flows when compared with the corresponding prior period was primarily related to a positive variance in other accounts payable and other assets and liabilities.

Investing Activities

Net cash flows used in investing activities amounted to $1.9 million for the three months ended January 31, 2020 compared to $10.2 million in the comparable period of fiscal 2019. The decrease in net cash flows used in investing activities in the three months ended January 31, 2020 when compared to the corresponding prior period was the result of acquiring one property in the first three months of fiscal 2019 for $13.8 million.  We did not purchase any investment properties in the first three months of fiscal 2020.  In addition, we sold two properties in the first three months of fiscal 2020 and realized proceeds on the sales of $3.7 million, we did not sell any properties in the first three months of fiscal 2019.  This positive variance in net cash used by investing activities was offset by our selling our marketable security portfolio in the first quarter of fiscal 2019 and realizing proceeds on that sale of $6 million. In addition, we expended $3.0 million more on improvements to our properties in the first three months of fiscal 2020 when compared with the corresponding prior period.

We regularly make capital investments in our properties for property improvements, tenant improvements costs and leasing commissions.

Financing Activities

The $93.7 million increase in net cash flows used by financing activities for the three months ended January 31, 2020 when compared to the corresponding prior period was predominantly the result of our redemption of our Series G preferred stock for $75 million in the first three months of fiscal 2020.  In addition, the increase in cash flows used by financing activities was the result of our borrowing a net $16 million on our Facility in the first three months of fiscal 2019 versus having no borrowing or repayment activity on the Facility in the first three months of fiscal 2020.

Index
Results of Operations

The following information summarizes our results of operations for the three months ended January 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended
	January 31,				Change Attributable to
Revenues	2020	2019	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$24,950	$24,809	$141	0.6%	$57	$84
Recoveries from tenants	7,995	8,452	(457)	(5.4)%	39	(496)
Other income	1,194	989	205	20.7%	1	204

Operating Expenses
Property operating	5,929	5,930	(1)	-	37	(38)
Property taxes	5,810	5,913	(103)	(1.7)%	34	(137)
Depreciation and amortization	7,135	6,940	195	2.8%	5	190
General and administrative	2,777	2,654	123	4.6%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,339	3,578	(239)	(6.7)%	120	(359)
Interest, dividends, and other investment income	94	129	(35)	(27.1)%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2020 and 2019 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 0.6% to $25.0 million for the three month period ended January 31, 2020 as compared with $24.8 million in the comparable period of 2019.  The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In the first three months of fiscal 2019, we purchased one property totaling 177,000 square feet, and in fiscal 2019 we sold one property totaling 10,100 square feet.  In the first three months of fiscal 2020, we sold two properties totaling 18,100 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the three months ended January 31, 2020 when compared with fiscal 2019.

Properties Held in Both Periods:

Revenues

Base Rent
The small net increase in base rents for the three month period ended January 31, 2020, when compared to the corresponding prior period, was predominantly caused by an increase in base rents at most properties related to normal base rent increases provided for in our leases and new leasing at some properties offset by a decrease in base rent at six properties related to tenant vacancies.  The most significant of these vacancies were the vacating of TJ Maxx at our New Milford, CT property and a tenant at our Stamford, CT property after the first quarter of fiscal 2019.

In the first three months of fiscal 2019, we leased or renewed approximately 145,900 square feet (or approximately 3.2% of total consolidated property leasable area).  At January 31, 2020, the Company’s consolidated properties were 92.8% leased (92.9% leased at October 31, 2019).

Tenant Recoveries
In the three month period ended January 31, 2020, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $496,000, when compared with the corresponding prior period. This decrease was predominantly the result of a large real estate tax reduction at one of our properties caused by a reduced assessment as part of a successful tax reduction proceeding, which reduces the amount to be billed back to tenants at that property.  In addition, this decrease was caused by a negative variance of $400,000 relating to reconciliation of the accruals for real estate tax recoveries billed to tenants in the first quarter of fiscal 2019 and 2020.  This net decrease was offset by an increase in property tax expense caused by an increase in property tax assessments at some of our properties.

Expenses

Property Operating
In the three month period ended January 31, 2020, property operating expenses were relatively unchanged when compared with the corresponding prior period.

Property Taxes
In the three month period ended January 31, 2020, property taxes decreased by $137,000 when compared with the corresponding prior period predominantly as a result of a large real estate tax reduction at one of our properties caused by a reduced assessment as part of a successful tax reduction proceeding offset by an increase in property tax assessments for a number of our properties owned in both periods.

Interest
In the three month period ended January 31, 2020, interest expense decreased by $359,000 when compared with the corresponding prior periods as a result of a reduction in interest expense related to our revolving credit facility.  In October 2019, we used a portion of the proceeds from a new series of preferred stock to repay all amounts outstanding on our revolving credit facility.

Depreciation and Amortization
In the three month period ended January 31, 2020, depreciation and amortization increased by $190,000 when compared with the prior period primarily as a result of a write off of tenant improvements related to a tenant that vacated our Danbury, CT property in the first quarter of fiscal 2020.

General and Administrative Expenses
General and administrative expense had a net increase in the three month period ended January 31, 2020 when compared with the corresponding prior periods as a result of an increase of $454,000 in compensation and benefits expense predominantly related to an increase in cash bonuses paid in the first quarter of fiscal 2020 when compared with the corresponding prior period and an increase in medical insurance costs in the first quarter of fiscal 2020 when compared with the corresponding prior period.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the three months ended January 31, 2020 and 2019 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Three Months Ended
	January 31,
	2020	2019
Net Income Applicable to Common and Class A Common Stockholders	$5,071	$5,854

Real property depreciation	5,671	5,664
Amortization of tenant improvements and allowances	1,036	883
Amortization of deferred leasing costs	407	393
Depreciation and amortization on unconsolidated joint ventures	373	380
Loss on sale of property	339	-
Loss on sale of property in unconsolidated joint venture	-	363

Funds from Operations Applicable to Common and Class A Common Stockholders	$12,897	$13,537

FFO amounted to $12.9 million in the three months ended January 31, 2020 compared to $13.5 million in the comparable period of fiscal 2019.  The net decrease in FFO is attributable, among other things, to: (a) our sale of a small marketable security portfolio in the first quarter of fiscal 2019 with a realized gain on sale of $403,000; (b) an $80,000 over-accrual adjustment in recoveries from tenants for real estate taxes in the first quarter of fiscal 2020 versus a $342,000 under-accrual adjustment in recoveries from tenants for real estate taxes in the first quarter of fiscal 2019, which combined, resulted in a $422,000 negative variance in the first quarter of fiscal 2020 when compared to the first quarter of fiscal 2019; and (c) a net increase in preferred stock dividends of $349,000 as a result of issuing a new series of preferred stock in fiscal 2019 and redeeming an existing series.  The new series has a principal value $35 million higher than the redeemed series, which increased preferred dividends by $513,000.  The new series has a lower coupon rate of 5.875% versus 6.75% on the redeemed series, which reduced preferred stock dividends by $164,000; (d) a net increase in general and administrative expenses of $123,000 predominantly related to compensation and benefits, which increased in the first quarter of fiscal 2020 compared with the corresponding prior period.  The increase was related to increased staff bonuses and an increase in medical insurance costs.  These decreases were partially offset by (e) generating an additional $266,000 in leasing commissions on properties we do not own in the first quarter of fiscal 2020 when compared to the first quarter of fiscal 2019; (f) generating $192,000 more in lease termination income in the first quarter of fiscal 2020 when compared to the corresponding prior period of fiscal 2019; (g) a reduction in interest expense of $239,000 in the first quarter of fiscal 2020 compared to the corresponding period of fiscal 2019 as a result of fully repaying our Facility in the fourth quarter of fiscal 2019 with proceeds from our new series of preferred stock.

Index
Off-Balance Sheet Arrangements

We have six off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in the Putnam Plaza Shopping Center,

•	an 11.792% equity interest in Midway Shopping Center, L.P.,

•	a 50% equity interest in the Chestnut Ridge Shopping Center,

•	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee’s Plaza, and

•	a 20% interest in a suburban office building with ground level retail.

These unconsolidated joint ventures are accounted for under the equity method of accounting, as we have the ability to exercise significant influence over, but not control of, the operating and financial decisions of these investments.  Our off-balance sheet arrangements are more fully discussed in Note 4, “Investments in and Advances to Unconsolidated Joint Ventures” in our financial statements in Item 1 of this Quarterly Report on Form 10-Q.  Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g. guarantees against fraud, misrepresentation and bankruptcy) on certain loans of the joint ventures.  The below table details information about the outstanding non-recourse mortgage financings on our unconsolidated joint ventures (amounts in thousands):

		Principal Balance
Joint Venture Description	Location	Original Balance	At January 31, 2020	Fixed Interest Rate Per Annum	Maturity Date

Midway Shopping Center	Scarsdale, NY	$32,000	$26,400	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,600	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,900	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,900	3.38%	Aug-2026

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

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of January 31, 2020, we had total mortgage debt of $301.8 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of January 31, 2020, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  We have good working relationships with each of the lenders to our notes, who are also the counterparties to our swap contracts.  We understand from our lenders and counterparties that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were achieved, we believe there would be no effect on our financial position or results of operations.  However, because this will be the first time any of our promissory notes or the reference rates in our swap contracts will cease to be published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties, we cannot be certain of the impact on the Company. See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A of our annual report on Form 10-K for the fiscal year ended October 31, 2019 for more information.
At January 31, 2020, we had no borrowings outstanding on our Facility, which bears interest at Libor plus 1.35%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

Index
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

Changes in Internal Controls
During the quarter ended January 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  We have repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, we have repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock. For the three months ended January 31, 2020, the Company did not repurchase any stock under the Current Repurchase Program.

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

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders’ Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 9, 2020	and Principal Accounting Officer