Form 10-Q
period 2020-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2020-06-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of June 3, 2020 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,071,981 Common Shares, par value $.01 per share, and 29,994,064 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2020	October 31, 2019
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,149,653	$1,141,770
Less: Accumulated depreciation	(251,983)	(241,154)
	897,670	900,616
Investments in and advances to unconsolidated joint ventures	28,254	29,374
	925,924	929,990

Cash and cash equivalents	33,868	94,079
Marketable Securities	7,092	-
Tenant receivables	24,300	22,854
Prepaid expenses and other assets	18,433	15,513
Deferred charges, net of accumulated amortization	9,280	9,868
Total Assets	$1,018,897	$1,072,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$35,000	$-
Mortgage notes payable and other loans	303,253	306,606
Preferred stock called for redemption	-	75,000
Accounts payable and accrued expenses	22,003	11,416
Deferred compensation – officers	25	53
Other liabilities	21,570	21,629
Total Liabilities	381,851	414,704

Redeemable Noncontrolling Interests	66,257	77,876

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,071,981 and 9,963,751 shares issued and outstanding	102	101
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,994,064 and 29,893,241 shares issued and outstanding	300	299
Additional paid in capital	524,050	520,988
Cumulative distributions in excess of net income	(161,165)	(158,213)
Accumulated other comprehensive loss	(17,498)	(8,451)
Total Stockholders' Equity	570,789	579,724
Total Liabilities and Stockholders' Equity	$1,018,897	$1,072,304

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019

Revenues
Lease income	$63,148	$66,610	$30,203	$33,349
Lease termination	348	17	139	-
Other	2,132	1,745	938	756
Total Revenues	65,628	68,372	31,280	34,105

Expenses
Property operating	10,730	11,835	4,801	5,905
Property taxes	11,718	11,718	5,908	5,805
Depreciation and amortization	14,283	13,925	7,148	6,985
General and administrative	6,384	4,919	3,607	2,265
Directors' fees and expenses	193	192	88	84
Total Operating Expenses	43,308	42,589	21,552	21,044

Operating Income	22,320	25,783	9,728	13,061

Non-Operating Income (Expense):
Interest expense	(6,648)	(7,110)	(3,309)	(3,532)
Equity in net income from unconsolidated joint ventures	976	718	463	376
Unrealized holding gains arising during the periods	109	-	109	-
Gain on sale of marketable securities	-	403	-	-
Gain (loss) on sale of property	(328)	-	11	-
Interest, dividends and other investment income	332	184	238	55
Net Income	16,761	19,978	7,240	9,960

Noncontrolling interests:
Net income attributable to noncontrolling interests	(2,066)	(2,201)	(1,028)	(1,100)
Net income attributable to Urstadt Biddle Properties Inc.	14,695	17,777	6,212	8,860
Preferred stock dividends	(6,825)	(6,125)	(3,413)	(3,062)

Net Income Applicable to Common and Class A Common Stockholders	$7,870	$11,652	$2,799	$5,798

Basic Earnings Per Share:
Per Common Share:	$0.19	$0.28	$0.07	$0.14
Per Class A Common Share:	$0.21	$0.31	$0.07	$0.16

Diluted Earnings Per Share:
Per Common Share:	$0.18	$0.27	$0.07	$0.14
Per Class A Common Share:	$0.21	$0.31	$0.07	$0.15

Dividends Per Share:
Common	$0.50	$0.49	$0.25	$0.245
Class A Common	$0.56	$0.55	$0.28	$0.275

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019

Net Income	$16,761	$19,978	$7,240	$9,960

Other comprehensive loss:
Change in unrealized losses on interest rate swaps	(8,101)	(6,308)	(7,172)	(1,588)
Change in unrealized losses on interest rate swaps-equity investees	(946)	(790)	(864)	(174)

Total comprehensive income (loss)	7,714	12,880	(796)	8,198
Comprehensive income attributable to noncontrolling interests	(2,066)	(2,201)	(1,028)	(1,100)

Total comprehensive income (loss) attributable to Urstadt Biddle Properties Inc.	5,648	10,679	(1,824)	7,098
Preferred stock dividends	(6,825)	(6,125)	(3,413)	(3,062)
Total comprehensive income (loss) applicable to Common and Class A Common Stockholders	$(1,177)	$4,554	$(5,237)	$4,036

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended April 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$16,761	$19,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,283	13,925
Straight-line rent adjustment	(550)	(600)
Provision for tenant credit losses	1,845	496
Unrealized holding gain arising during the periods	(109)	-
(Gain) on sale of marketable securities	-	(403)
Loss on sale of property	328	-
Restricted stock compensation expense and other adjustments	3,515	2,111
Deferred compensation arrangement	(27)	(32)
Equity in net (income) of unconsolidated joint ventures	(976)	(718)
Distributions of operating income from unconsolidated joint ventures	976	718
Changes in operating assets and liabilities:
Tenant receivables	(2,753)	(334)
Accounts payable and accrued expenses	1,909	(975)
Other assets and other liabilities, net	(4,500)	(918)
Net Cash Flow Provided by Operating Activities	30,702	33,248

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	(11,755)
Investments in and advances to unconsolidated joint ventures	-	(578)
Deposits on acquisition of real estate investment	(1,030)	-
Return of deposits on acquisition of real estate investment	530	-
Purchase of available for sale securities	(6,983)	-
Proceeds from the sale of available for sale securities	-	5,970
Proceeds from sale of property	3,732	-
Improvements to properties and deferred charges	(11,728)	(9,629)
Return of capital from unconsolidated joint ventures	202	5,984
Net Cash Flow (Used in) Investing Activities	(15,277)	(10,008)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(21,831)	(21,303)
Dividends paid -- Preferred Stock	(7,364)	(6,125)
Principal amortization repayments on mortgage notes payable	(3,315)	(3,137)
Proceeds from mortgage note payable and other loans	-	35,000
Repayment of mortgage note payable and other loans	-	(23,925)
Repayment of revolving credit line borrowings	-	(23,750)
Proceeds from revolving credit line borrowings	35,000	21,500
Acquisitions of noncontrolling interests	(609)	(630)
Distributions to noncontrolling interests	(2,066)	(2,201)
Payment of taxes on shares withheld for employee taxes	(573)	(270)
Redemption of preferred stock	(75,000)	-
Net proceeds from the issuance of Common and Class A Common Stock	122	98
Net Cash Flow (Used in) Financing Activities	(75,636)	(24,743)

Net Increase/(Decrease) In Cash and Cash Equivalents	(60,211)	(1,503)
Cash and Cash Equivalents at Beginning of Period	94,079	10,285

Cash and Cash Equivalents at End of Period	$33,868	$8,782

Supplemental Cash Flow Disclosures:
Interest Paid	$6,567	$6,958

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended April 30, 2020 and 2019
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2019	4,600,000	$115,000	4,400,000	$110,000	9,963,751	$101	29,893,241	$299	$520,988	$(158,213)	$(8,451)	$579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	7,870	-	7,870
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(9,047)	(9,047)
Cash dividends paid :
Common stock ($0.50 per share)	-	-	-	-	-	-	-	-	-	(5,035)	-	(5,035)
Class A common stock ($0.56 per share)	-	-	-	-	-	-	-	-	-	(16,796)	-	(16,796)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,780	-	3,896	-	105	-	-	105
Shares issued under restricted stock plan	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,873)	-	(573)	-	-	(573)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	3,532	-	-	3,532
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	11,009	-	11,009
Balances - April 30, 2020	4,600,000	$115,000	4,400,000	$110,000	10,071,981	$102	29,994,064	$300	$524,050	$(161,165)	$(17,498)	$570,789

	Series G Preferred Stock Issued	Series G Preferred Stock Amount	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,822,006	$99	29,814,814	$298	$518,136	$(133,858)	$7,466	$582,141
November 1, 2018 adoption of new accounting standard - See Note 1	-	-	-	-	-	-	-	-	-	569	(569)	-
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	11,652	-	11,652
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(7,098)	(7,098)
Cash dividends paid :
Common stock ($0.49 per share)	-	-	-	-	-	-	-	-	-	(4,880)	-	(4,880)
Class A common stock ($0.55 per share)	-	-	-	-	-	-	-	-	-	(16,422)	-	(16,422)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,403	-	2,872	-	98	-	-	98
Shares issued under restricted stock plan	-	-	-	-	137,200	1	111,450	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(14,290)	-	(269)	-	-	(269)
Forfeiture of restricted stock	-	-	-	-	-	-	(13,700)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,111	-	-	2,111
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,380)	-	(1,380)
Balances - April 30, 2019	3,000,000	$75,000	4,600,000	$115,000	9,961,609	$100	29,901,146	$299	$520,074	$(144,319)	$(201)	$565,953

The accompanying notes to consolidated financial statements are an integral part of these statements

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended April 30, 2020 and 2019
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - January 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,070,238	$102	29,991,496	$300	$521,516	$(163,511)	$(9,463)	$573,944
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	2,799	-	2,799
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(8,035)	(8,035)
Cash dividends paid :
Common stock ($0.25 per share)	-	-	-	-	-	-	-	-	-	(2,518)	-	(2,518)
Class A common stock ($0.28 per share)	-	-	-	-	-	-	-	-	-	(8,398)	-	(8,398)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,743	-	2,568	-	53	-	-	53
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,481	-	-	2,481
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	10,463	-	10,463
Balances - April 30, 2020	4,600,000	$115,000	4,400,000	$110,000	10,071,981	$102	29,994,064	$300	$524,050	$(161,165)	$(17,498)	$570,789

	Series G Preferred Stock Issued	Series G Preferred Stock Amount	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - January 31, 2019	3,000,000	$75,000	4,600,000	$115,000	9,960,445	$100	29,913,560	$299	$518,985	$(138,248)	$1,562	$572,698
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,798	-	5,798
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(1,763)	(1,763)
Cash dividends paid :
Common stock ($0.245 per share)	-	-	-	-	-	-	-	-	-	(2,440)	-	(2,440)
Class A common stock ($0.275per share)	-	-	-	-	-	-	-	-	-	(8,196)	-	(8,196)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,164	-	1,390	-	48	-	-	48
Shares withheld for employee taxes	-	-	-	-	-	-	(204)	-	(4)	-	-	(4)
Forfeiture of restricted stock	-	-	-	-	-	-	(13,600)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,045	-	-	1,045
Repurchase of Class A Common Stock	-	-	-	-	-	-	-	-	-	-	-	-
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,233)	-	(1,233)
Balances - April 30, 2019	3,000,000	$75,000	4,600,000	$115,000	9,961,609	$100	29,901,146	$299	$520,074	$(144,319)	$(201)	$565,953

The accompanying notes to consolidated financial statements are an integral part of these statements

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2020, the Company owned or had equity interests in 81 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, primarily focused on social distancing practices.  The virus continued to spread among more populated cities and communities resulting in federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting group gatherings in order to further prevent the spread of COVID-19.   While laws vary by state, generally, businesses deemed essential to the public are able to operate while non-essential businesses are not.  Grocery stores, pharmacies and wholesale clubs, which anchor properties that make up 84% of our GLA, are considered essential businesses and have remained open and operational to serve the residents of their communities.  Many restaurants are also considered essential, although the social distancing and group gathering limitations generally prevent dine-in activity, forcing them to evaluate alternate means of operations, such as delivery, pick-up or to elect to remain closed during this pandemic.  In some jurisdictions, select non-essential businesses have been permitted to operate through curbside pick-up and other modified operating procedures.  The duration and severity of this pandemic are still uncertain and continue to evolve.

Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic, and accordingly no property impairment charges were reflected in the Company’s Consolidated Statements of Income related to this matter.  The COVID-19 pandemic, however, has significantly impacted many of the retail sectors in which the Company’s tenants operate, and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying businesses of many of the Company’s tenants.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess its asset portfolio for any impairment indicators. In addition, the extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company will continue to monitor its portfolio for any material or adverse effects resulting from the COVID-19 pandemic. See Note 9 in the Notes to the Company’s Consolidated Financial Statements for additional discussion.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2020. As of April 30, 2020, the fiscal tax years 2016 through and including 2019 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable equity securities are carried at fair value based upon quoted market prices in active markets with changes in fair value recognized in net income.  In March 2020, the Company purchased REIT securities in the amount of $7 million.  At April 30, 2020, the Company had an unrealized gain on marketable securities in the amount of $109,000 which is included in the consolidated statement of income for the six and three months ended April 30, 2020.

The Company owned the following marketable equity securities as of April 30, 2020.  The unrealized gain on the Company's marketable equity securities at April 30, 2020 is detailed below (in thousands):

	Fair Market Value	Cost Basis	Unrealized Gain/(Loss)	Gross Unrealized Gains	Gross Unrealized (Loss)

April 30, 2020
REIT Securities	$7,092	$6,983	$109	$109	$-

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

As of April 30, 2020, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At April 30, 2020, the Company had approximately $127.9 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of April 30, 2020 and October 31, 2019, the Company had a deferred liability of $14.9 million and $6.8 million, respectively (included in accounts payable and accrued expense on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At April 30, 2020, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $17.5 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2019, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $8.5 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As described above, the COVID-19 pandemic has had a broad impact on the global and U.S. economies. Management cannot, at this point, estimate the current impact related to the COVID-19 pandemic on the fair value of the Company's assets, and accordingly, as of April 30, 2020, management does not believe that the value of any of its real estate investments are impaired.

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

In August 2019, the Company entered into a purchase and sale agreement to sell its property located in Bernardsville, NJ (the "Bernardsville Property"), to an unrelated third party for a sale price of $2.7 million as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019, and accordingly the Company recorded a loss on property held for sale of $434,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Bernardsville Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2019.  In December 2019 (fiscal 2020), the Bernardsville Property sale was completed and the Company realized an additional loss on sale of property of $86,000, which loss is included in continuing operations in the consolidated statement of income for the six months ended April 30, 2020.

In January 2020, the Company sold for $1.3 million its retail property located in Carmel, NY (the "Carmel Property"), as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a loss on sale of the Carmel property in the amount of $242,000, which loss is included in continuing operations in the consolidated statement of income for the six months ended April 30, 2020.

The operating results of the Bernardsville and Carmel Properties, which are included in continuing operations is as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
Revenues	$16	$162	$-	$87
Property operating expense	(27)	(108)	(4)	(62)
Depreciation and amortization	(9)	(68)	-	(34)
Net Income	$(20)	$(14)	$(4)	$(9)

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

On November 1, 2019, the Company adopted the new accounting guidance in ASC Topic 842, Leases, including all related Accounting Standard Updates (“ASU's”). The Company elected to use the modified retrospective transition method provided in ASU 2018-11 (the "adoption date method"). Under this method, the effective date of November 1, 2019 is the date of initial application. In connection with the adoption of ASC Topic 842, the Company elected a package of practical expedients, transition options, and accounting policy elections as follows:

•
Package of practical expedients - applied to all leases, allowing the Company not to reassess (i) whether expired or existing contracts contain leases under the new definition of a lease, (ii) lease classification for expired or existing leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842; and

•
Lessor separation and allocation practical expedient - the Company elected, as lessor, to aggregate non-lease components with the related lease component if certain conditions are met, and account for the combined component based on its predominant characteristic, which generally results in combining lease and non-lease components of its tenant lease contracts to a single line shown as lease income in the accompanying consolidated statements of income.

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

COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were, and continue to be, negatively impacted by the COVID-19 pandemic, as state governments mandated the closure of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As a result,  approximately 339 of 900 tenants in the Company's consolidated portfolio, representing 1.4 million square feet and approximately 37.7% of the Company's annualized base rent, have asked for some type of rent deferral or concession.  The Company is evaluating each request on a case-by-case basis to determine an appropriate course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to the long-term interests of the Company.  In evaluating these requests, the Company is considering many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. Although each negotiation will be specific to that tenant, it is the Company’s intention that most of these concessions will be in the form of deferred rent for some portion of rents due in April through June to be paid over a later part of the lease, preferably within a period of one to two years or less. As of April 30, 2020, the Company has completed 12 lease modifications, and many other modifications are in progress. The Company has increased its uncollectable amounts in lease income for the six and three months ended April 30, 2020 for tenants it felt were affected by the COVID-19 pandemic (see note 5).

In April 2020, in response to the COVID-19 Pandemic, the FASB staff issued guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the lease contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease contract to determine whether enforceable rights and obligations for concessions exist in the lease contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts.

This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The FASB staff expects that reasonable judgment will be exercised in making those determinations.

Most concessions will provide a deferral of payments with no substantive changes to the consideration in the original lease contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original lease contract. The FASB staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are preferable over others. The Company has made this election to not analyze each lease contract, and believes that, based on FASB guidance, the appropriate way to account for the concessions as described above is to account for them as if no change to the lease contracts were made. Under that accounting, a lessor would increase its lease receivable (straight-line rents receivable) and would continue to recognize income during the deferral period, assuming that the collectability of the future rents under the lease contract are considered collectable.  If it is determined that the future rents of any lease contract are not collectable, the Company would treat that lease contract on a cash basis as defined in ASC Topic 842.
The Company anticipates that its variable lease income represented by the reimbursement of CAM and real estate taxes will not be materially affected for most national tenants and tenants with higher levels of credit and balance sheet resources.  For smaller local tenants and tenants with fewer resources, the Company has reduced its accruals for CAM and real estate taxes in anticipation of potentially having to reduce the amounts billed to these tenants at the end of calendar 2020.  This has had the effect of reducing this portion of lease income for the six and three months ended April 30, 2020.
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

Tenant Receivables

At April 30, 2020 and October 31, 2019, $20,006,000 and $19,395,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements. Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At April 30, 2020 and October 31, 2019, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $6,761,000 and $5,454,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
Numerator
Net income applicable to common stockholders – basic	$1,705	$2,453	$607	$1,221
Effect of dilutive securities:
Restricted stock awards	51	88	13	49
Net income applicable to common stockholders – diluted	$1,756	$2,541	$620	$1,270

Denominator
Denominator for basic EPS – weighted average common shares	9,143	8,810	9,144	8,811
Effect of dilutive securities:
Restricted stock awards	391	461	303	531
Denominator for diluted EPS – weighted average common equivalent shares	9,534	9,271	9,447	9,342

Numerator
Net income applicable to Class A common stockholders-basic	$6,165	$9,198	$2,192	$4,577
Effect of dilutive securities:
Restricted stock awards	(51)	(88)	(13)	(49)
Net income applicable to Class A common stockholders – diluted	$6,114	$9,110	$2,179	$4,528

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,508	29,432	29,500	29,424
Effect of dilutive securities:
Restricted stock awards	135	172	131	225
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,643	29,604	29,631	29,649

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
Ridgeway Revenues	11.3%	10.8%	11.4%	10.7%
All Other Property Revenues	88.7%	89.2%	88.6%	89.3%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	April 30, 2020	October 31, 2019
Ridgeway Assets	6.4%	6.0%
All Other Property Assets	93.6%	94.0%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and six months ended April 30, 2020 or the year ended October 31, 2019.

	April 30, 2020	October 31, 2019
Ridgeway Percent Leased	98%	97%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
The Stop & Shop Supermarket Company	20%	20%	19%	20%
Bed, Bath & Beyond	14%	14%	14%	14%
Marshall’s Inc.	10%	10%	10%	10%
All Other Tenants at Ridgeway (Note 2)	56%	56%	57%	56%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Six Months Ended April 30, 2020			Three Months Ended April 30, 2020
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$7,385	$58,243	$65,628	$3,562	$27,718	$31,280
Property Operating Expenses	$2,218	$20,230	$22,448	$1,088	$9,621	$10,709
Interest Expense	$841	$5,807	$6,648	$413	$2,896	$3,309
Depreciation and Amortization	$1,197	$13,086	$14,283	$610	$6,538	$7,148
Net Income	$3,129	$13,632	$16,761	$1,451	$5,789	$7,240

Income Statements (In Thousands):	Six Months Ended April 30, 2019			Three Months Ended April 30, 2019
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$7,402	$60,970	$68,372	$3,638	$30,467	$34,105
Property Operating Expenses	$2,200	$21,353	$23,553	$1,125	$10,585	$11,710
Interest Expense	$854	$6,256	$7,110	$417	$3,115	$3,532
Depreciation and Amortization	$1,186	$12,739	$13,925	$585	$6,400	$6,985
Net Income	$3,162	$16,816	$19,978	$1,511	$8,449	$9,960

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848).” ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended April 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of April 30, 2020.

Index
(2) UNSECURED REVOLVING CREDIT FACILITY

The Company has a $100 million unsecured revolving credit facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2020 with a one year extension at the Company’s option. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions included in the Facility on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at April 30, 2020.  On May, 26, 2020, The Company exercised its one-year extension option.  The new maturity date of the Facility is August 23, 2021.

During the six months ended April 30, 2020, the Company borrowed $35.0 million on its Facility to fund capital improvements and for general corporate purposes.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 44.6% interest in Orangeburg, which owns a drug store-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of April 30, 2020 the Company's ownership percentage has increased to 44.6% from approximately 2.92% at inception.

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

UB High Ridge

The Company is the managing member and owns a 14.2% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests totaling $3.2 million through April 30, 2020.  UB High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.50% of their invested capital.

UB Dumont I, LLC

The Company is the managing member and owns a 36.4% interest in UB Dumont I, LLC.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through April 30, 2020.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.1% of their invested capital.

UB New City I, LLC

The Company is the managing member and owns a 79.7% equity interest in a joint venture, UB New City I, LLC.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $141,000 through April 30, 2020.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the six months ended April 30, 2020 and 2019, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(11.0) million and $1.4 million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the six months ended April 30, 2020 and the fiscal year ended October 31, 2019 (amounts in thousands):

	April 30, 2020	October 31, 2019
Beginning Balance	$77,876	$78,258
Change in Redemption Value	(11,009)	4,452
Partial Redemption of UB High Ridge Noncontrolling Interest	(560)	(1,413)
Partial Redemption of Dumont Noncontrolling Interest	-	(630)
Partial Redemption of New City Noncontrolling Interest	(50)	(91)
Redemption of Ironbound Noncontrolling Interest	-	(2,700)

Ending Balance	$66,257	$77,876

Index
(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2020 and October 31, 2019 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	April 30, 2020	October 31, 2019
Chestnut Ridge Shopping Center (50%)	$12,082	$12,048
Gateway Plaza (50%)	6,905	6,847
Putnam Plaza Shopping Center (66.67%)	2,401	3,446
Midway Shopping Center, L.P. (11.79%)	4,250	4,384
Applebee's at Riverhead (50%)	1,893	1,926
81 Pondfield Road Company (20%)	723	723
Total	$28,254	$29,374

Chestnut Ridge Shopping Center

The Company, through a wholly-owned subsidiary, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly-owned subsidiaries, owns a 50% undivided tenancy-in-common interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 198,500 square foot shopping center, is anchored by a 168,000 square foot Walmart, which also has 27,000 square feet of in-line space that is leased and a 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free-standing Applebee’s restaurant and a 7,200 square foot pad site that is leased.

Gateway is subject to an $11.8 million non-recourse first mortgage.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $18.5 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

The following table provides a disaggregation of lease income recognized during the six and three months ended April 30, 2020 and 2019, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2020	2019	2020	2019
Operating lease income:
Fixed lease income (Base Rent)	$50,533	$49,990	$25,418	$25,062
Variable lease income (Recoverable Costs)	14,110	16,825	6,115	8,373
Other lease related income, net:
Above/below market rent amortization	350	291	173	156
Uncollectible amounts in lease income	(1,845)	(496)	(1,503)	(242)
Total lease income	$63,148	$66,610	$30,203	$33,349

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2020 (a)	$48,200
2021	80,100
2022	64,200
2023	53,800
2024	42,600
Thereafter	189,100
Total	$478,000

(a)  The future minimum rental income for fiscal 2020 includes amounts due between May 1, 2020 through October 31, 2020.

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

During the six months ended April 30, 2020, the Company awarded 105,450 shares of Common Stock and 120,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2020 was approximately $5.0 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of April 30, 2020, and changes during the six months ended April 30, 2020 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2019	1,146,100	$17.52	463,225	$21.07
Granted	105,450	$19.59	120,800	$23.96
Vested	(327,000)	$17.71	(92,375)	$22.20
Forfeited	-	$-	-	$-
Non-vested at April 30, 2020	924,550	$17.69	491,650	$21.57

As of April 30, 2020, there was $14.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.1 years.  For the six months ended April 30, 2020 and 2019, amounts charged to compensation expense totaled $3,515,000 and $2,114,000, respectively.  For the three months ended April 30, 2020 and 2019, amounts charged to compensation expense totaled $2,468,000 and $1,054,000, respectively.  Both the three and six months ended April 30, 2020 amounts charged to compensation expense include $1.4 million related to the accelerated vesting of previously unamortized restricted stock compensation as the result of the death of our Chairman Emeritus, Charles J. Urstadt, in March 2020.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2019 and April 30, 2020, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Marketable equity securities are valued based on quoted market prices on national exchanges.

The Company measures its redeemable noncontrolling interests, marketable equity and debt securities classified as available for sale securities and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2020

Assets:
Marketable Equity Securities	$7,092	$7,092	$-	$-

Liabilities:
Interest Rate Swap Agreement	$14,855	$-	$14,855	$-
Redeemable noncontrolling interests	$66,257	$13,958	$51,753	$546

October 31, 2019

Liabilities:
Interest Rate Swap Agreement	$6,754	$-	$6,754	$-
Redeemable noncontrolling interests	$77,876	$24,968	$52,362	$546

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

Index
(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2020, the Company had commitments of approximately $8.9 million for capital improvements to its properties and tenant-related obligations.

Index
(9) SUBSEQUENT EVENTS

During and subsequent to the second quarter fiscal 2020, the world has been impacted by the COVID-19 pandemic. It has created significant economic uncertainty and volatility. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price.

As of May 31, 2020, the Company’s shopping centers generally remain open.  However, a substantial number of tenants have temporarily closed their businesses, have shortened their operating hours or are offering reduced services. The Company has also received requests for deferral of rent or other rent concessions from approximately 339 tenants in the Company's consolidated portfolio and several tenants have defaulted on rent payments.  The Company is evaluating each situation on a case-by-case basis to determine an appropriate course of action.  See Footnote 1 “Lease Income, Revenue Recognition and Tenant Receivables – COVID-19 Pandemic” for a discussion of the Company’s approach to requests for rent concessions and Item 2 located in this Quarterly Report on Form 10-Q.  In addition, the Company launched a program designating dedicated parking spots for curbside pickup at its shopping centers for use by all tenants and their customers, is assisting restaurant tenants in securing municipal approvals for outdoor seating, and has been communicating actively with tenants to disseminate information regarding local, state and federal resources, such as the Corona Virus Aid, Relief, and Economic Security Act (the "CARES Act").  The Company is also closely monitoring recommendations and mandates of federal, state and local governments and health authorities to ensure the safety of its own employees as well as its properties.

On June 5, 2020, the Board of Directors of the Company declared cash dividends of $0.0625 for each share of Common Stock and $0.07 for each share of Class A Common Stock.  The dividends are payable on July 17, 2020 to stockholders of record on July 3, 2020.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the company and the notes thereto included elsewhere in this report.

Forward Looking Statements:

This Quarterly Report on Form 10-Q of Urstadt Biddle Properties Inc. (the “Company”), including this Item 2, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “seek”, “should”, “will” or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  We caution not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus ("COVID-19"), on the U.S., regional and global economies, the U.S. retail market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors listed below.

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.

Important factors, among others, that may affect our actual results include:

•	negative impacts from the continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position or results of operations;

•	economic and other market conditions, including real estate and market conditions, that could impact us, our properties or the financial stability of our tenants;

•	consumer spending and confidence trends, as well as our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	our relationships with our tenants and their financial condition and liquidity;

•	any difficulties in renewing leases, filling vacancies or negotiating improved lease terms;

•	the inability of our properties to generate increased, or even sufficient, revenues to offset expenses, including amounts we are required to pay to municipalities for real estate taxes, payments for common area maintenance expenses at our properties and salaries for our management team and other employees;

•	the market value of our assets and the supply of, and demand for, retail real estate in which we invest;

•
risks of real estate acquisitions and dispositions, including our ability to identify and acquire retail real estate that meet our investment standards in our markets, as well as the potential failure of transactions to close;

•	risks of operating properties through joint ventures that we do not fully control;

•
financing risks, such as the inability to obtain debt or equity financing on favorable terms or the inability to comply with various financial covenants included in our Unsecured Revolving Credit Facility (the "Facility") or other debt instruments we currently have or may subsequently obtain, as well as the level and volatility of interest rates, which could impact the market price of our common stock and the cost of our borrowings;

•	environmental risk and regulatory requirements;

•	risks related to our status as a real estate investment trust, including the application of complex federal income tax regulations that are subject to change;

•	legislative and regulatory changes generally that may impact us or our tenants;

•
as well as other risks identified in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019 under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

Index
Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a Real Estate Investment Trust ("REIT") for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, with a concentration in the metropolitan tri-state area outside of the City of New York. Other real estate assets include office properties, single tenant retail or restaurant properties and office/retail mixed-use properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At April 30, 2020, we owned or had equity interests in 81 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 91.9% of the GLA was leased (92.9% at October 31, 2019).  Of the properties owned by unconsolidated joint ventures, approximately 94.4% of the GLA was leased (96.1% at October 31, 2019).

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

We have paid quarterly dividends to our stockholders continuously since our founding in 1969.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our property portfolio and tenants are estimates based on information available to us as of June 1, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change going forward, potentially significantly, and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the third quarter of fiscal 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the northeast region in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally permit businesses designated as “essential” to remain open are affecting the operations of different categories of our tenant base to varying degrees with, for example, grocery stores and pharmacies and wholesale clubs generally permitted to remain open and operational, restaurants generally limited to take-out and delivery services, and non-essential businesses generally forced to close. There is uncertainty as to when and how these restrictions will be relaxed or lifted, when and how businesses of tenants that have closed will reopen and when customers will re-engage with tenants as they have in the past. We specialize in the ownership and management of necessity-based community and neighborhood shopping centers located predominantly in the suburban communities that surround New York City, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, and our portfolio and tenants have been impacted by these and other factors as follows:

•
As of the date of this Quarterly Report on Form 10-Q, all of our 74 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating. All of our shopping centers include necessity-based tenants, 84% of our GLA is located in properties anchored by grocery stores, pharmacies and wholesale clubs, 6% of our GLA is located in outdoor retail shopping centers adjacent to regional malls and 8% of our GLA is located in outdoor neighborhood convenience retail.  The remaining 2% of our GLA consists of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York, three retail bank branches and one childcare center.  Five of our 6 suburban office buildings are open in some capacity based on state mandates, all of the retail bank branches are open and the childcare center is closed in accordance with the restrictions by the State of New Jersey.

•
As of May 22, 2020, approximately 68.7% of our tenants (based on GLA) have been designated “essential businesses” or are otherwise permitted to operate through curbside pick-up and other modified operating procedures in accordance with state guidelines. Of these tenants, approximately 87.5% are open and operating.

•	As of May 22, 2020, approximately 62.7% of our tenants (based on GLA) are open and fully or partially operating and approximately 37.3% of our tenants are currently closed.

•
As of June 1, 2020, we have received payment of approximately 68.7% of lease income, consisting of contractual base rent, common area maintenance reimbursement and real estate tax reimbursement billed for the month of April, not including the application of any security deposits, and 60.3% for May, not including the application of any security deposits. Similar to other retail landlords across the United States, we have received a number of rent relief requests from tenants, which we are evaluating on a case-by-case basis. We believe this process will take several months. Our strategy is to have senior management assist with the individual negotiations with each tenant making a rent relief request so as to reach the best agreement for both us and our tenants, with the goal of allowing the tenants business to return to normal operations and profitability when the pandemic ends.  As of May 22, 2020, we have received 339 rent relief requests from our approximately 900 tenants in our consolidated portfolio.  These rent relief requests represent 38.2% of our consolidated annualized base rent and those tenants occupy 31.3% of our consolidated GLA.  As of May 22, 2020, we had completed lease amendments with approximately 50 of the 339 tenant rent relief requests.

•
Management cannot, at this point, estimate ultimate losses, if any, related to the COVID-19 pandemic, and accordingly no impairment charges were reflected in the accompanying financial statements related to this matter. The COVID-19 pandemic, however, has significantly impacted many of the retail sectors in which our tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact on the underlying industries of many of our tenants.  We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess our asset portfolio for any impairment indicators. If we determine, that any of our assets are impaired, we would be required to take impairment charges and such amounts could be material. See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding impairment charges.

Moreover, we have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•
Along with our tenants and the communities we together serve, the health and safety of our employees is our top priority. We have adapted our operations to protect employees, including by implementing a work-from-home policy, which is working seamlessly, with no disruption in our service to tenants and other business partners.  We continue to closely monitor recommendations and mandates of federal, state and local governments and health authorities to ensure the safety of our own employees as well as our properties.  On May 20, 2020, in response to a change in the State of Connecticut mandates, we opened our office at less than 50% capacity, with employees encouraged to continue working from home when feasible.

•
We are in constant communication with our tenants,  providing assistance in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act”).  We compiled a robust set of tenant materials explaining these and other programs, which have been posted to the tenant portal on our website, disseminated by e-mail to all of our tenants through the tenant portal of our general ledger system and communicated directly by telephone through our leasing agents.  Each of our tenants was also assigned a leasing agent that the tenant can turn to with questions and concerns during these uncertain times.

•	In addition, we launched a program designating dedicated parking spots for curbside pickup at our shopping centers for use by all tenants and their customers, are assisting restaurant tenants in securing municipal approvals for outdoor seating, and are assisting tenants in many other ways to improve their business prospects.

•	To enhance our liquidity position and maintain financial flexibility, we have borrowed $35 million under our Facility during March and April 2020.

•
At April 30, 2020, we had approximately $33.9 million in cash and cash equivalents and marketable securities on our balance sheet, and an additional $64 million available under our Facility (excluding the $50 million accordion feature).

•
We do not have any unsecured debt maturing until August 2021. Additionally, we do not have any secured debt maturing until January 2022.  All maturing secure debt is generally below a 55% loan-to-value ratio, and we believe we will be able to refinance that debt. Construction related to three large re-tenanting projects, two for grocery stores and one for a national junior anchor, have been completed during the second quarter or are very near completion, which will hopefully result in the tenants opening in the fourth quarter of fiscal 2020.  Apart from the aforementioned three re-tenanting projects, we do not have any other material re-tenanting projects ongoing.

•
We have taken proactive measures to manage costs, including reducing, where possible, our common area maintenance spending. We have one ongoing construction project at one of our properties, with approximately $4 million remaining to complete the project.  Otherwise, only minimal construction is underway.  Further, we expect that the only material capital expenditures at our properties in the near-term will be tenant improvements and/or other leasing costs associated with existing and new leases. We have redirected our acquisition department to help with lease negotiations.

•
On March 27, 2020, the President of the United States signed into law the CARES Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  We expect that the Company will avail itself of one or more of the above benefits afforded by The CARES Act.

•
On June 5, 2020, our Board of Directors declared a quarterly dividend of $0.0625 per Common share and $0.07 per Class A Common share to be paid on July 17, 2020 to holders of record on July 3, 2020, reduced approximately 75% from second quarter dividends of $0.25 per Common share and $0.28 per Class A Common share, which will preserve approximately $8.2 million of cash in the third quarter.  Given the reduction of operating cash flow and taxable income caused by tenants’ nonpayment of rent during the period from April through June 2020, the overall uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, and the importance of preserving our liquidity position, among other considerations, the Board determined that reducing the quarterly dividend is in the best interests of stockholders after careful consideration of all information available to them at the time.  Going forward, our Board of Directors will continue to evaluate our dividend policy.  We intend to continue to operate our business in a manner that will allow us to qualify as a REIT for U.S. federal income tax requirements.  The Board declared the full contractual dividend on both our Series H and Series K Cumulative Preferred Stock, payable on July 31, 2020 to holders of record on July 17, 2020.

Index
We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of our tenants, and therefore our operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and such mitigation measures, among others. While the extent of the outbreak and its impact on us, our tenants and the U.S. retail market is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that we may not currently be aware of, could materially negatively impact our ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at our properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect our business, results of operations, financial condition and ability to pay distributions to stockholders. See “Risk Factors.”

As a result of the stress that the COVID-19 pandemic has had on many of our tenants, which includes many temporary business closures as a result of state mandates, we felt it was appropriate to increase our provision for uncollectable accounts in the three months ended April 30, 2020 by $1.5 million, an increase of $1.2 million over the prior quarter provision of $343,000.

Strategy, Challenges & Outlook

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  We redeemed our Series G preferred stock on November 1, 2019.  In addition, we have mortgage debt secured by some of our properties.  As mentioned earlier, we do not have any secured debt maturing until January of 2022.

Key elements of our growth strategies and operating policies are to:

•
maintain our focus on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, which we believe can provide a more stable revenue flow even during difficult economic times because of the focus on food and other types of staple goods;

•
acquire quality neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan tri-state area outside of the City of New York, and unlock further value in these properties with selective enhancements to both the property and tenant mix, as well as improvements to management and leasing fundamentals, with hopes to grow our assets through acquisitions by 5% to 10% per year on a dollar value basis subject to the availability of acquisitions that meet our investment parameters;

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

We believe our strategy of focusing on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, is being validated during the COVID-19 pandemic.  We believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants do not supply basic necessities.   During normal conditions, we believe that consumers generally prefer to purchase food and other staple goods and services in person, and even during the COVID-19 pandemic, our supermarkets, pharmacies and wholesale clubs have been posting strong in-person sales.  Moreover, most of our grocery stores have also implemented or expanded curbside pick-up or partnered with delivery services to cater to the needs of their customers during this pandemic.

We recognize, however, that the pandemic may have accelerated a movement towards e-commerce that may be challenging for weaker tenants that lack an omni-channel sales strategy.  We launched a program designating dedicated parking spots for curbside pickup and are assisting tenants in many other ways to help them quickly adapt to these changing circumstances.  It is too early to know which tenants will or will not be successful in making any changes that may be necessary.  It is also too early to determine whether these changes in consumer behavior are temporary or reflect long-term changes.

Moreover, due to the current disruptions in the economy and our marketplace as a result of the COVID-19 pandemic and resulting changes to the short-term and possibly even long-term landscape for brick-and-mortar retail, we anticipate that it will be more difficult to actively pursue and achieve certain elements of our growth strategy.  For example, it will likely be more difficult for us to acquire or sell properties for the remainder of the fiscal year (or beyond), as it may be difficult to value a property correctly given changing circumstances. Additionally, parties may be unwilling to enter into transactions during such uncertainty.  We may also be less willing to enter into developments or capital improvements that require large amounts of upfront capital if the expected return is perceived as delayed or uncertain.  We have chosen to borrow $35 million under our Facility during March and April 2020 to enhance our liquidity position and maintain financial flexibility, which is an approach consistent with many of our peers.  While we believe we still maintain a conservative capital structure and low debt levels, particularly relative to our peers, our profile may evolve based on changing needs.

We expect that our rent collections will continue to be below our tenants’ contractual rent obligations at least for as long as governmental orders require non-essential businesses to remain closed and residents to stay at home. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. April and May collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

We continue to have active discussions with existing and potential new tenants for new and renewed leases. However, the uncertainty relating to the COVID-19 pandemic has slowed the pace of leasing activity and could result in higher vacancy than the Company otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates.

As a REIT, we are susceptible to changes in interest rates, the lending environment, the availability of capital markets and the general economy.  The impact of any changes are difficult to predict, particularly during the course of the current COVID-19 pandemic.

Transaction Highlights of Fiscal 2020; Recent Developments

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

•
In August 2019, we entered into a purchase and sale agreement to sell our property located in Bernardsville, NJ, to an unrelated third party for a sale price of $2.7 million as that property no longer met our investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019, and accordingly we recorded a loss on property held for sale of $434,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  In December 2019 (fiscal 2020), the Bernardsville Property sale was completed and we realized an additional loss on sale of property of $86,000, which loss is included in continuing operations in the consolidated statement of income for the six months ended April 30, 2020. This loss has been added back to our Funds from Operations (“FFO”) as discussed below in this Item 2.

•
In January 2020, we sold for $1.3 million a retail property located in Carmel, NY, as that property no longer met our investment objectives.  In conjunction with the sale, we realized a loss on sale of property in the amount of $242,000, which loss is included in continuing operations in the consolidated statement of income for the six months ended April 30, 2020. This loss has been added back to FFO as discussed below in this Item 2.

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

•	In March and April 2020, we borrowed an aggregate $35 million on our Facility to fund capital improvements and for general corporate purposes.

Index
Leasing

Rollovers

For the six months ended April 30, 2020, we signed leases for a total of 257,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 36,000 square feet at an average rental decrease of 8.1% on a cash basis.  Renewals for 221,000 square feet of space previously occupied were signed at an average rental increase of 4.1% on a cash basis.

Tenant improvements and leasing commissions averaged $27.02 per square foot for new leases and $0.44 per square foot for renewals for the six months ended April 30, 2020. The average term for new leases was 6 years and the average term for renewal leases was 3 years.

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

Traditionally, we have seen overall positive increases in rental income for renewal leases and a range of positive 5% to negative 5% for new leases.  However, with the uncertainty of the COVID-19 pandemic and the many unknown factors that we, our tenants and the commercial real estate industry face from the pandemic, it is difficult to predict leasing trends into the near future.

Significant Events with Impacts on Leasing

Since the 2015 bankruptcy of A&P, its former grocery store space at our Pompton Lakes shopping center, totaling 63,000 square feet, has remained vacant.  We are continuing to market that space for re-lease and are considering other redevelopment options at that shopping center, including selling a 30,000 square foot portion of this 63,000 square foot space to a grocery store company, who would operate the store at that location.  If the sale of the 30,000 square foot portion is successful, it may result in us realizing a loss on the sale of that 30,000 square foot portion.  In July 2018, one other 36,000 square foot space formerly occupied by A&P that we had re-leased to a local grocery operator became vacant, as that operator failed to perform under its lease and was evicted.  We signed a lease with Whole Foods Market for this location, and we delivered the space to them on January 31, 2020.  That tenant is currently building out their space and hopes to open in the fall of 2020.

In May 2018, the grocery tenant occupying 30,600 square feet at our Passaic, NJ property went vacant, the tenant was evicted, and the lease was terminated.  In May 2019, we signed two leases to re-lease a large portion of this space at a rental rate that is 12% below the rent we received from the prior grocery tenant.  These two spaces were delivered to the tenant and rent commenced for these tenants on April 2, 2020.

In 2017, Toys R’ Us and Babies R’ Us (“Toys”) filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code.  Subsequently, Toys determined that it would be liquidating the company.  Toys ground leased 65,700 square feet of space at our Danbury, CT shopping center.  In August 2018, this lease was purchased out of bankruptcy from Toys and assumed by a new owner.  The base lease rate for the 65,700 square foot space was and remains at $0 for the duration of the lease, and we did not have any other leases with Toys, so our cash flow was not impacted by the bankruptcy of Toys.  As of the date of this report, we have not been informed by the new owner of the lease which operator will occupy the space.

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

Index
Liquidity and Capital Resources

Overview

At April 30, 2020, we had cash and cash equivalents of $33.9 million, compared to $94.1 million at October 31, 2019 (see below). Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  As a result of state mandates forcing many non-essential businesses to close or restrict how they operate to help prevent the spread of COVID-19, many of our tenants businesses are suffering.  Please see the "Impact of COVID-19" section earlier in this Item 2 for more information. For the six months ended April 30, 2020 and 2019, net cash flows from operating activities amounted to $30.7 million and $33.2 million, respectively.

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

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the six months ended April 30, 2020 and 2019 totaled $21.8 million and $21.3 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   As a result of the COVID-19 pandemic that has forced the states where our properties are located to close or restrict the operations of certain businesses, many of our tenants are suffering and some of these tenants have not paid their April or May 2020 billed rents.  We are evaluating each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  In evaluating these requests, we are considering many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, our assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. Although each negotiation will be specific to that tenant, it is our intention that most of these concessions will be in the form of deferred rent for some portion of rents due in April through June to be paid over a later part of the lease, preferably within a period of one to two years or less.  This will reduce operating cash flow in the near term but most likely increase operating cash flow in future periods.  This process is just beginning and will take several months to complete.  Please see the "Impact of COVID-19" section earlier in this Item 2 for more information.

On June 5, 2020, our Board of Directors declared a quarterly dividend of $0.0625 per Common share and $0.07 per Class A Common share to be paid on July 17, 2020 to holders of record on July 3, 2020, reduced approximately 75% from second quarter dividends of $0.25 per Common share and $0.28 per Class A Common share, which will preserve approximately $8.2 million of cash in the third quarter.  Given the reduction of operating cash flow and taxable income caused by tenants’ nonpayment of rent during the period from April through June 2020, the overall uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, and the importance of preserving our liquidity position, among other considerations, the Board determined that reducing the quarterly dividend is in the best interests of stockholders after careful consideration of all information available to them at the time.  Going forward, our Board of Directors will continue to evaluate our dividend policy.  One of the many factors that will impact the Board’s determinations regarding future dividend payments are federal tax regulations applicable to REITs that require REITs to distribute at least 90% of its taxable income to stockholders.   Because any undistributed taxable income is subject to federal taxation, most REITs, including the Company, typically choose to distribute 100% of its taxable income, but are not required to do so. In addition to monitoring the ongoing COVID-19 situation, we will carefully monitor our REIT status and adjust our dividends, if necessary, to satisfy REIT distribution requirements and allow us to continue qualifying as a REIT for U.S. federal income tax requirements.

The Board declared the full contractual dividend on both our Series H and Series K Cumulative Preferred Stock, payable on July 31, 2020 to holders of record on July 17, 2020.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the six months ended April 30, 2020, we paid approximately $11.7 million for property improvements, tenant improvements and leasing commission costs ($700,000 representing property improvements, $5.2 million in property improvements related to our Stratford project (see paragraph below) and approximately $5.8 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $8.9 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2020; this amount is inclusive of commitments for the development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.  As a result of the on-going COVID-19 pandemic we have suspended all significant capital improvement projects with the exception of completion of our Stratford, CT project discussed below.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We are building two pad site buildings totaling approximately 5,260 square feet, which are pre-leased to national chains, and a self-storage facility of approximately 131,000 square feet, which will be managed for us by a national self-storage company. We anticipate the total development cost will be approximately $15 million, which we have funded and plan on funding the balance with available cash, by borrowing on our Facility or by using other sources of equity as more fully described earlier in this Item 2.  As of April 30, 2020, we have invested approximately $9.8 million in this development.  We expect to complete the construction of one of the retail pads and the self-storage building in the fall of 2020.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $303.3 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of April 30, 2020 and $301.6 million in fixed-rate mortgage loans with a weighted average interest rate of 4.1% at April 30, 2020.  The mortgages are secured by 24 properties with a net book value of $553 million and have fixed rates of interest ranging from 3.5% to 4.8%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At April 30, 2020, we had 51 properties in our consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have 8 promissory notes secured by properties we consolidate and 3 promissory notes secured by properties in joint ventures that we do not consolidate.  The interest rate on these 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) plus some amount of credit spread.  In addition, on the day these notes were executed by us, we entered into derivative interest rate swap contracts, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR, to a fixed rate of interest for the life of each note.  All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  All contracts, including our 11 promissory notes and 11 swap contracts that use LIBOR, will no longer have the reference rate available and the reference rate will need to be replaced.  We have good working relationships with all of our lenders to our notes, who are also the counterparties to our swap contracts.  All indications we have received from our lenders and counterparties is that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were to happen, we believe there would be no material effect on our financial position or results of operations.  However, because this will be the first time any of our promissory notes or swap contracts reference rates will stop being published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties on how they plan on dealing with this replacement rate event, we cannot be certain of the impact on the Company.  See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 33.2% and a fixed charge coverage ratio of over 3.4 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 51 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At April 30, 2020, we had borrowing capacity of $64.3 million on our Facility (exclusive of the accordion feature discussed the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, Bank of Montreal and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2021, following our exercise of the one-year extension option on May 26, 2020. Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of April 30, 2020, $64.3 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at April 30, 2020.

At April 30, 2020, we had $35.0 million in borrowings outstanding on our Facility.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $30.7 million for the six months ended April 30, 2020 compared to $33.2 million in the comparable period of fiscal 2019. The decrease in operating cash flows when compared with the corresponding prior period was primarily related to an increase in our tenant accounts receivable related to the impact of the COVID-19 pandemic and increase in other assets offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash flows used in investing activities amounted to $15.3 million for the six months ended April 30, 2020 compared to $10.0 million in the comparable period of fiscal 2019. The increase in net cash flows used in investing activities in the six months ended April 30, 2020 when compared to the corresponding prior period was the result of generating proceeds from the sale of a marketable security portfolio in the first half of fiscal 2019 and making an investment in marketable securities in the first half of fiscal 2020.  This activity in both years created a negative variance in cash used by investing activities of $13 million. In addition, this increase in net cash used by investing activities was the result of one of our unconsolidated joint ventures selling a property in the first half of fiscal 2019 and distributing our share of the sales proceeds to us in the amount of $6.0 million.  The increase was further accentuated by our investing an additional $2.1 million in our properties in the first half of fiscal 2020 when compared with the first half of fiscal 2019.  This net increase was offset by our selling one property in the first half of fiscal 2020 and realizing sales proceeds of $3.7 million and our purchasing one property in the first half of fiscal 2019 for $11.8 million.  We did not purchase any properties in the first half of fiscal 2020.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $50.9 million increase in net cash flows used by financing activities for the six months ended April 30, 2020 when compared to the corresponding prior period was predominantly the result of our redemption of our Series G preferred stock for $75 million in the first six months of fiscal 2020.  In addition, in fiscal 2019 we refinanced a mortgage and generated an additional $11.1 million in mortgage proceeds.  This net increase in cash flows used by financing activities was partially offset by our borrowing $35 million on our Facility during the first six months of fiscal 2020 versus a $2.25 million reduction in net borrowing activity on our Facility during the first six months of fiscal 2019.

Index
Results of Operations

The following information summarizes our results of operations for the six months and three months ended April 30, 2020 and 2019 (amounts in thousands):

	Six months ended
	April 30,				Change Attributable to
Revenues	2020	2019	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$50,883	$50,281	$602	1.2%	$(102)	$704
Recoveries from tenants	14,110	16,825	(2,715)	(16.1)%	(37)	(2,678)
Uncollectible amounts in lease income	(1,845)	(496)	(1,349)	272.0%	n/a	n/a
Lease termination	348	17	331	1,947.1%	-	331
Other income	2,132	1,745	387	22.2%	(6)	393

Operating Expenses
Property operating	10,730	11,835	(1,105)	(9.3)%	(85)	(1,020)
Property taxes	11,718	11,718	-	-	(5)	5
Depreciation and amortization	14,283	13,925	358	2.6%	(46)	404
General and administrative	6,384	4,919	1,465	29.8%	n/a	n/a

Non-Operating Income/Expense
Interest expense	6,648	7,110	(462)	(6.5)%	232	(694)
Interest, dividends, and other investment income	332	184	148	80.4%	n/a	n/a

	Three Months Ended
	April 30,				Change Attributable to
Revenues	2020	2019	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held In Both Periods (Note 1)
Base rents	$25,591	$25,218	$373	1.5%	$(158)	$531
Recoveries from tenants	6,115	8,373	(2,258)	(27.0)%	(76)	(2,182)
Uncollectible amounts in lease income	(1,503)	(242)	(1,261)	521.1%	n/a	n/a
Lease termination income	139	-	139	100.0%	-	139
Other income	938	756	182	24.1%	(7)	189

Operating Expenses
Property operating	4,801	5,905	(1,104)	(18.7)%	(123)	(981)
Property taxes	5,908	5,805	103	1.8%	(39)	142
Depreciation and amortization	7,148	6,985	163	2.3%	(51)	214
General and administrative	3,607	2,265	1,342	59.2%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,309	3,532	(223)	(6.3)%	112	(335)
Interest, dividends, and other investment income	238	55	183	332.7%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2020 and 2019 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 1.2% to $50.9 million for the six month period ended April 30, 2020 as compared with $50.3 million in the comparable period of 2019.  Base rents increased by 1.5% to $25.6 million for the three month period ended April 30, 2020 as compared with $25.2 million in the comparable period of 2019. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Index
Property Acquisitions and Properties Sold:

In the first six months of fiscal 2019, we purchased one property totaling 177,000 square feet, and sold one property totaling 10,100 square feet.  In the first six months of fiscal 2020, we sold two properties totaling 18,100 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the six months ended April 30, 2020 when compared with fiscal 2019.

Properties Held in Both Periods:

Revenues

Base Rent
The net increase in base rents for the six month and three month periods ended April 30, 2020, when compared to the corresponding prior periods, was predominantly caused by an increase in base rents at most properties related to normal base rent increases provided for in our leases, new leasing at some properties and base rent revenue related to two new grocery store leases for which rental recognition began in the first six months of fiscal 2020.  The new grocer tenants are Whole Foods at our Valley Ridge shopping center in Wayne, NJ and DeCicco's at our Eastchester, NY property.  This increase was offset by a decrease in base rent revenue at six properties related to tenant vacancies.  The most significant of these vacancies were the vacating of TJ Maxx at our New Milford, CT property and a tenant at our Danbury, CT property after the first half of fiscal 2019.

In the first six months of fiscal 2019, we leased or renewed approximately 257,000 square feet (or approximately 5.6% of total consolidated property leasable area).  At April 30, 2020, the Company’s consolidated properties were 91.9% leased (92.9% leased at October 31, 2019).

Tenant Recoveries
In the six month and three month periods ended April 30, 2020, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $2.7 million and $2.3 million, respectively, when compared with the corresponding prior periods. This decrease was predominantly the result of a negative variance relating to reconciliation of the accruals for real estate tax recoveries billed to tenants in the first half of fiscal 2019 and 2020.  The decrease was further attributable to accruing a lower percentage of recovery at most of our properties as a result of our assessment that many of our smaller local tenants will have difficulty paying the full amounts required under their leases as a result of the COVID 19 pandemic.  This assessment was based on the fact that many smaller tenants' businesses were deemed non-essential by the states where they operate and were forced to close.  In addition, this decrease was accentuated by a large real estate tax reduction at one of our properties pursuant to a successful tax reduction proceeding, which reduces the amount to be billed back to tenants at that property.  These net decreases were offset by increased tax assessments at our other properties held in both periods, which increases the amount of tax due and the amount billed back to tenants for those billings.

Uncollectable Amounts in Lease Income
In the six month and three month periods ended April 30, 2020, uncollectable amounts in lease income increased by $1.3 million.  This increase was the result of an increase in our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  Many non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic, our non-credit small shop tenants will need to use most of their resources to re-establish their business footing and any existing accounts receivable attributable to these tenants would most likely be uncollectable.

Expenses

Property Operating
In the six month and three month periods ended April 30, 2020, property operating expenses decreased by $1.0 million and $981,000, respectively as a result of a large decrease in snow removal costs and parking lot repairs in the first half of fiscal 2020 when compared with the first half of fiscal 2019.

Property Taxes
In the six month and three month periods ended April 30, 2020, property tax expense was relatively unchanged when compared with the corresponding prior periods.  In the first half of fiscal 2020, one of our properties received a large real estate tax expense reduction as a result of a successful tax reduction proceeding. This decrease was offset by increased tax assessments at our other properties held in both periods, which increases the amount of tax due.

Interest
In the six month and three month periods ended April 30, 2020, interest expense decreased by $694,000 and $335,000, respectively, when compared with the corresponding prior periods, as a result of a reduction in interest expense related to our Facility.  In October 2019, we used a portion of the proceeds from a new series of preferred stock to repay all amounts outstanding on our Facility.

Depreciation and Amortization
In the six month and three month periods ended April 30, 2020, depreciation and amortization increased by $404,000 and $214,000, respectively, when compared with the prior periods primarily, as a result of a write off of tenant improvements related to a tenant that vacated our Danbury, CT property in the first quarter of fiscal 2020.

General and Administrative Expenses
In the six month and three month periods ended April 30, 2020, general and administrative expenses increased by $1.5 million and $1.3 million, respectively, when compared with the corresponding prior periods, as a result of an increase of $1.4 million in restricted stock compensation expense in the second quarter of fiscal 2020 for the accelerated vesting of the grant value of restricted stock for our former Chairman Emeritus when he passed away in the second quarter of fiscal 2020.  The increase in the six month period ended April 30, 2020 was further accentuated by an increase of $353,000 in compensation and benefits expense predominantly related to an increase in cash bonuses paid in the first quarter of fiscal 2020 and an increase in employee medical insurance costs when compared with the corresponding prior periods.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the six months and three months ended April 30, 2020 and 2019 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Six months ended		Three Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Net Income Applicable to Common and Class A Common Stockholders	$7,870	$11,652	$2,799	$5,798

Real property depreciation	11,336	11,333	5,665	5,669
Amortization of tenant improvements and allowances	2,075	1,732	1,039	849
Amortization of deferred leasing costs	828	812	421	419
Depreciation and amortization on unconsolidated joint ventures	747	753	374	373
(Gain)/loss on sale of property	328	-	(11)	-
Loss on sale of property in unconsolidated joint venture	-	457	-	94

Funds from Operations Applicable to Common and Class A Common Stockholders	$23,184	$26,739	$10,287	$13,202

FFO amounted to $23.2 million in the six months ended April 30, 2020 compared to $26.7 million in the comparable period of fiscal 2019.  The net decrease in FFO is attributable, among other things to:

Decreases:
•
An increase in uncollectable amounts in lease income of $1.3 million.  This increase was the result of an increase in our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  Many non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic our non-credit small shop tenants will need to use most of their resources to re-establish their business footing and any existing accounts receivable attributable to those tenants would most likely be uncollectable.

•
A net $1.1 million decrease in variable lease income (cost recovery income) related to the COVID-19 pandemic.  In the second quarter of fiscal 2020, in response to the on-going COVID-19 pandemic we lowered our percentage of recovery at most of our properties as a result of our assessment that many of our smaller local tenants will have difficulty paying the amounts required under their leases as a result of the COVID 19 pandemic.  This assessment was based on the fact that many smaller tenants' businesses were deemed non-essential by the states where they operate and those businesses forced to close.

•
A decrease in variable lease income (cost recovery income) related to an over-accrual adjustment in recoveries from tenants for real estate taxes in the first quarter of fiscal 2020 versus an under-accrual adjustment in recoveries from tenants for real estate taxes in the first quarter of fiscal 2019, which combined, resulted in a negative variance in the first half of fiscal 2020 when compared to the first half of fiscal 2019.

•
A net increase in general and administrative expenses of $1.5 million predominantly related to an increase in compensation and benefits expense for the accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.

•
A net increase in preferred stock dividends of $700,000 as a result of issuing a new series of preferred stock in fiscal 2019 and redeeming an existing series.  The new series has a principal value $35 million higher than the redeemed series, which increased preferred stock dividends by $1.03 million.  The new series has a lower coupon rate of 5.875% versus 6.75% on the redeemed series, which reduced preferred stock dividends by $328,000.

Increases:
•
An increase in base rent of $602,000 related to the delivery of space in the first half of fiscal 2020 to two new large grocery store tenants.  The first was a new 40,000 square foot Whole Foods Markets at our Valley Ridge shopping center in Wayne, NJ and a new 30,000 square foot DeCicco’s Marketplace at our Shoppes’ at Eastchester in Eastchester, NY.

•	A $331,000 increase in lease termination income in the first six months of fiscal 2020 when compared with the corresponding prior period.
•	A $462,000 decrease in interest expense as a result of fully repaying our Facility in the fourth quarter of fiscal 2019 with proceeds from our new series of preferred stock.

FFO amounted to $10.3 million in the three months ended April 30, 2020 compared to $13.2 million in the comparable period of fiscal 2019.  The net decrease in FFO is attributable, among other things to:

Decreases:
•
An increase in uncollectable amounts in lease income of $1.3 million.  This increase was the result of an increase in our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  Many non-credit small shop tenants businesses were deemed non-essential by the states where they operate and forced to close.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic our non-credit small shop tenants will need to use most of their resources to re-establish their business footing and any existing accounts receivable attributable to these tenants would most likely be uncollectable.

•
A net $1.0 million decrease in variable lease income (cost recovery income) related to the COVID-19 pandemic.  In the second quarter of fiscal 2020, in response to the on-going COVID-19 pandemic we lowered our percentage of recovery at most of our properties as a result of our assessment that many of our smaller local tenants will have difficulty paying the full amounts required under their leases as a result of the COVID 19 pandemic.  This assessment was based on the fact that many smaller tenants businesses were deemed non-essential by the states where they operate and forced to close.

•
A net increase in general and administrative expenses of $1.3 million predominantly related to an increase in compensation and benefits expense for the accelerated vesting of restricted stock grant value upon the death of our former Chairman in the second quarter of fiscal 2020.

•
A net increase in preferred stock dividends of $351,000 as a result of issuing a new series of preferred stock in fiscal 2019 and redeeming an existing series.  The new series has a principal value $35 million higher than the redeemed series, which increased preferred stock dividends by $514,000.  The new series has a lower coupon rate of 5.875% versus 6.75% on the redeemed series, which reduced preferred stock dividends by $164,000.

Increases:
•
An increase of base rent of $373,000 related to the delivery of space in the first half of fiscal 2020 to two new large grocery store tenants.  The first was a new 40,000 square foot Whole Foods Markets at our Valley Ridge shopping center in Wayne, NJ and a new 30,000 square foot DeCicco’s Marketplace at our Shoppes’ at Eastchester in Eastchester, NY.

•	A $223,000 decrease in interest expense as a result of fully repaying our Facility in the fourth quarter of fiscal 2019 with proceeds from our new series of preferred stock.

Index
Off-Balance Sheet Arrangements

We have six off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in the Putnam Plaza Shopping Center,

•	an 11.792% equity interest in Midway Shopping Center, L.P.,

•	a 50% equity interest in the Chestnut Ridge Shopping Center,

•	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee’s Plaza, and

•	a 20% interest in a suburban office building with ground level retail.

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

		Principal Balance
Joint Venture Description	Location	Original Balance	At April 30, 2020	Fixed Interest Rate Per Annum	Maturity Date

Midway Shopping Center	Scarsdale, NY	$32,000	$26,200	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,500	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,800	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,900	3.38%	Aug-2026

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

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of April 30, 2020, we had total mortgage debt of $300.1 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of April 30, 2020, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

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
At April 30, 2020, we had $35 million in borrowings outstanding on our Facility, which bears interest at Libor plus 1.35%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended April 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Item 1A. Risk Factors

The following represents a material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2019.

The current pandemic of the novel coronavirus ("COVID-19") is expected to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the businesses of many of our tenants and materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our stockholders.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in the financial markets.  The tri-state area surrounding New York City has been particularly hard hit by COVID-19.  The global impact of the COVID-19 outbreak has been rapidly evolving and many U.S. states and cities, including where we own properties, have imposed measures intended to control its spread, such as instituting “shelter-in-place” or “social distancing” rules and restrictions on the types of businesses that may continue to operate.  The COVID-19 outbreak and measures taken to prevent its spread have already resulted in significant negative economic impacts on many of our tenants and our business, as well as the larger U.S. and global economies, including a dramatic increase in national unemployment.  A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent, and mandated “shelter-in-place” or “social distancing” orders have prevented customers from frequenting, some of our tenants’ businesses.  Even if such orders are lifted, customer traffic may continue to be adversely impacted.  As a result of these government mandated orders and customer sentiment, many of our tenants have been forced to temporarily close their stores, reduce hours or significantly limit service.
Tenants that experience deteriorating financial conditions may be unwilling or unable to pay rent on a timely basis, or at all.  In some cases, we may have to restructure tenants’ rent obligations, and may not be able to do so on terms as favorable to us as those currently in place.  Numerous state, local, federal and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations, prohibitions and moratoriums on evicting tenants unwilling or unable to pay rent.  In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our properties, and have limited ability to renew existing leases or sign new leases at projected rents.  We currently anticipate the above circumstances to negatively impact our revenues for at least the remainder of the year.

Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•	a deterioration in consumer sentiment and its impact on discretionary spending, which could negatively impact our tenants’ businesses;
•
negative public perception of the COVID-19 health risk, even after government restrictions on businesses are lifted, which may result in decreased foot traffic to our shopping centers and tenant businesses for an extended period of time;

•	an acceleration of changes in consumer behavior in favor of e-commerce, negatively impacting many of our tenants who rely heavily on their brick-and-mortar sales for profitability;
•
the inability of our tenants to meet their lease obligations or other obligations to us in full, or at all, or to otherwise seek modifications of such obligations or declare bankruptcy due to economic and business conditions, including high unemployment and reduced consumer discretionary spending;

•
the ability and willingness of new tenants to enter into leases during what is perceived to be uncertain times, the ability and willingness of our existing tenants to renew their leases upon expiration, and our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant;

•	the failure of certain of our tenants to reopen, even after government mandated restrictions are lifted, resulting in co-tenancy claims as a result of the failure to satisfy occupancy thresholds;
•
the inability of our tenants to qualify for or secure stimulus funds under The CARES Act and similar programs or the insufficiency of such funds to cover all of the tenant’s financial needs, including rent;

•
disruptions to the supply chain or lack of employees available or willing to work due to perceptions of COVID-19 health risk that could make it difficult for our tenants to operate, as well as to pay rent;

•	the adverse impact of current economic conditions on the market value of our real estate portfolio and the resulting impact on our ability or desire to make strategic acquisitions or dispositions;
•
state, local or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, which may affect our ability to collect rent or enforce remedies for the failure to pay rent;

•	the scaling back or delay of a significant amount of planned capital expenditures, which could adversely affect the value of our properties;
•
severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay liabilities on a timely basis;

•
our ability to draw on our credit facility or obtain additional indebtedness or pay down, refinance, restructure or extend our indebtedness as it becomes due, and the negative impact of reductions in rent on financial covenants on corporate and/or property-level debt; and

•	issues related to remote working, including increased cybersecurity risk and other technology and communication issues;
•	the event that a significant number of our employees, particularly senior members of our management team, become unable to work as a result of health issues related to COVID-19; and
•	the continued volatility of the trading prices of our Common Stock and Class A Common Stock.

Our operating results depend, in large part, on the ability of our tenants to generate sufficient income to pay their rents in a timely manner. Therefore, we have reduced our quarterly dividend on our Class A Common stock and Common stock in an effort to preserve cash due to current economic uncertainty, and we may choose to do the same in the future. Additionally, we may in the future choose to pay distributions in our stock rather than solely in cash, which may result in our stockholders having a tax liability with respect to such distributions that exceeds the amount of cash received, if any.
The extent to which COVID-19, or any future pandemic or health crisis, impacts our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, duration of such pandemic, actions taken to contain the pandemic or mitigate its impact, and the progress of science and the medical community in addressing the health risks. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19.  To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the year ended October 31, 2019.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  We have repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, we have repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock. For the three months ended April 30, 2020, the Company did not repurchase any stock under the Current Repurchase Program.

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

101
The following materials from Urstadt Biddle Properties Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Stockholders’ Equity, and (6) Notes to Consolidated Financial Statements that have been detail tagged.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 8, 2020	and Principal Accounting Officer