Form 10-Q
period 2020-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2020-09-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number 1-12803

URSTADT BIDDLE PROPERTIES INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	04-2458042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

321 Railroad Avenue, Greenwich CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (203) 863-8200

N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $.01 per share	UBP	New York Stock Exchange

Class A Common Stock, par value $.01 per share	UBA	New York Stock Exchange

6.25% Series H Cumulative Preferred Stock	UBPPRH	New York Stock Exchange

5.875% Series K Cumulative Preferred Stock	UBPPRK	New York Stock Exchange

Common Stock Rights to Purchase Preferred Shares	N/A	New York Stock Exchange

Class A Common Stock Rights to Purchase Preferred Shares	N/A	New York Stock Exchange

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

As of September 3, 2020 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,072,522 Common Shares, par value $.01 per share, and 29,994,390 Class A Common Shares, par value $.01 per share.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2020	October 31, 2019
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,151,635	$1,141,770
Less: Accumulated depreciation	(255,937)	(241,154)
	895,698	900,616
Investments in and advances to unconsolidated joint ventures	28,305	29,374
	924,003	929,990

Cash and cash equivalents	42,271	94,079
Tenant receivables	25,677	22,854
Prepaid expenses and other assets	20,444	15,513
Deferred charges, net of accumulated amortization	8,810	9,868
Total Assets	$1,021,205	$1,072,304

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$35,000	$-
Mortgage notes payable and other loans	301,597	306,606
Preferred stock called for redemption	-	75,000
Accounts payable and accrued expenses	23,787	11,416
Deferred compensation – officers	23	53
Other liabilities	25,076	21,629
Total Liabilities	385,483	414,704

Redeemable Noncontrolling Interests	62,942	77,876

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,072,522 and 9,963,751 shares issued and outstanding	102	101
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,994,390 and 29,893,241 shares issued and outstanding	300	299
Additional paid in capital	524,974	520,988
Cumulative distributions in excess of net income	(159,151)	(158,213)
Accumulated other comprehensive loss	(18,445)	(8,451)
Total Stockholders' Equity	572,780	579,724
Total Liabilities and Stockholders' Equity	$1,021,205	$1,072,304

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019

Revenues
Lease income	$90,003	$99,067	$26,855	$32,457
Lease termination	460	194	112	177
Other	3,964	3,504	1,832	1,758
Total Revenues	94,427	102,765	28,799	34,392

Expenses
Property operating	15,085	16,855	4,355	5,020
Property taxes	17,615	17,603	5,897	5,885
Depreciation and amortization	21,587	20,928	7,304	7,002
General and administrative	8,495	7,149	2,111	2,230
Directors' fees and expenses	287	265	94	73
Total Operating Expenses	63,069	62,800	19,761	20,210

Operating Income	31,358	39,965	9,038	14,182

Non-Operating Income (Expense):
Interest expense	(10,123)	(10,607)	(3,475)	(3,497)
Equity in net income from unconsolidated joint ventures	1,160	1,007	184	289
Unrealized holding gains (losses) arising during the periods	-	-	(109)	-
Gain on sale of marketable securities	258	403	258	-
Gain (loss) on sale of property	(328)	409	-	409
Interest, dividends and other investment income	359	228	27	44
Net Income	22,684	31,405	5,923	11,427

Noncontrolling interests:
Net income attributable to noncontrolling interests	(3,001)	(3,295)	(935)	(1,094)
Net income attributable to Urstadt Biddle Properties Inc.	19,683	28,110	4,988	10,333
Preferred stock dividends	(10,237)	(9,188)	(3,412)	(3,063)

Net Income Applicable to Common and Class A Common Stockholders	$9,446	$18,922	$1,576	$7,270

Basic Earnings Per Share:
Per Common Share:	$0.22	$0.45	$0.04	$0.17
Per Class A Common Share:	$0.25	$0.51	$0.04	$0.19

Diluted Earnings Per Share:
Per Common Share:	$0.22	$0.44	$0.04	$0.17
Per Class A Common Share:	$0.25	$0.50	$0.04	$0.19

Dividends Per Share:
Common	$0.5625	$0.735	$0.0625	$0.245
Class A Common	$0.63	$0.825	$0.07	$0.275

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019

Net Income	$22,684	$31,405	$5,923	$11,427

Other comprehensive loss:
Change in unrealized losses on interest rate swaps	(8,965)	(10,731)	(864)	(4,422)
Change in unrealized losses on interest rate swaps-equity investees	(1,030)	(1,350)	(83)	(561)

Total comprehensive income (loss)	12,689	19,324	4,976	6,444
Comprehensive income attributable to noncontrolling interests	(3,001)	(3,295)	(935)	(1,094)

Total comprehensive income (loss) attributable to Urstadt Biddle Properties Inc.	9,688	16,029	4,041	5,350
Preferred stock dividends	(10,237)	(9,188)	(3,412)	(3,063)
Total comprehensive income (loss) applicable to Common and Class A Common Stockholders	$(549)	$6,841	$629	$2,287

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended July 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$22,684	$31,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,587	20,928
Straight-line rent adjustment	(1,744)	(672)
Provision for tenant credit losses	5,266	719
(Gain) on sale of marketable securities	(258)	(403)
(Gain)/loss on sale of property	328	(409)
Restricted stock compensation expense and other adjustments	4,425	3,229
Deferred compensation arrangement	(30)	(32)
Equity in net (income) of unconsolidated joint ventures	(1,160)	(1,007)
Distributions of operating income from unconsolidated joint ventures	1,160	1,007
Changes in operating assets and liabilities:
Tenant receivables	(6,358)	(758)
Accounts payable and accrued expenses	3,945	(1,273)
Other assets and other liabilities, net	(3,589)	(396)
Net Cash Flow Provided by Operating Activities	46,256	52,338

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	(11,755)
Investments in and advances to unconsolidated joint ventures	-	(619)
Deposits on acquisition of real estate investment	(1,030)	-
Return of deposits on acquisition of real estate investment	530	-
Purchase of available for sale securities	(6,983)	-
Proceeds from the sale of available for sale securities	7,240	5,970
Proceeds from sale of property	3,732	3,372
Improvements to properties and deferred charges	(17,118)	(13,663)
Return of capital from unconsolidated joint ventures	44	6,628
Net Cash Flow (Used in) Investing Activities	(13,585)	(10,067)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(24,560)	(31,939)
Dividends paid -- Preferred Stock	(10,776)	(9,188)
Principal amortization repayments on mortgage notes payable	(4,947)	(4,762)
Proceeds from mortgage note payable and other loans	-	47,000
Repayment of mortgage note payable and other loans	-	(23,925)
Repayment of revolving credit line borrowings	-	(41,500)
Proceeds from revolving credit line borrowings	35,000	25,500
Acquisitions of noncontrolling interests	(758)	(1,723)
Distributions to noncontrolling interests	(3,001)	(3,295)
Payment of taxes on shares withheld for employee taxes	(573)	(270)
Redemption of preferred stock	(75,000)	-
Net proceeds from the issuance of Common and Class A Common Stock	136	146
Net Cash Flow (Used in) Financing Activities	(84,479)	(43,956)

Net Increase/(Decrease) In Cash and Cash Equivalents	(51,808)	(1,685)
Cash and Cash Equivalents at Beginning of Period	94,079	10,285

Cash and Cash Equivalents at End of Period	$42,271	$8,600

Supplemental Cash Flow Disclosures:
Interest Paid	$9,988	$10,501

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended July 31, 2020 and 2019
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2019	4,600,000	$115,000	4,400,000	$110,000	9,963,751	$101	29,893,241	$299	$520,988	$(158,213)	$(8,451)	$579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	9,446	-	9,446
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(9,994)	(9,994)
Cash dividends paid :
Common stock ($0.5625 per share)	-	-	-	-	-	-	-	-	-	(5,664)	-	(5,664)
Class A common stock ($0.63 per share)	-	-	-	-	-	-	-	-	-	(18,896)	-	(18,896)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,321	-	4,722	-	118	-	-	118
Shares issued under restricted stock plan	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	(573)	-	-	(573)
Forfeiture of restricted stock	-	-	-	-	-	-	(24,373)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	4,443	-	-	4,443
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	14,176	-	14,176
Balances - July 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,072,522	$102	29,994,390	$300	$524,974	$(159,151)	$(18,445)	$572,780

	Series G Preferred Stock Issued	Series G Preferred Stock Amount	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2018	3,000,000	$75,000	4,600,000	$115,000	9,822,006	$99	29,814,814	$298	$518,136	$(133,858)	$7,466	$582,141
November 1, 2018 adoption of new accounting standard - See Note 1	-	-	-	-	-	-	-	-	-	569	(569)	-
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	18,922	-	18,922
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(12,081)	(12,081)
Cash dividends paid :
Common stock ($0.735 per share)	-	-	-	-	-	-	-	-	-	(7,321)	-	(7,321)
Class A common stock ($0.825 per share)	-	-	-	-	-	-	-	-	-	(24,617)	-	(24,617)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,550	-	4,217	-	146	-	-	146
Shares issued under restricted stock plan	-	-	-	-	137,200	1	111,450	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(14,290)	-	(269)	-	-	(269)
Forfeiture of restricted stock	-	-	-	-	-	-	(24,150)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	3,229	-	-	3,229
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,760)	-	(1,760)
Balances - July 31, 2019	3,000,000	$75,000	4,600,000	$115,000	9,962,756	$100	29,892,041	$299	$521,240	$(148,065)	$(5,184)	$558,390

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended July 31, 2020 and 2019
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - April 30, 2020	4,600,000	$115,000	4,400,000	$110,000	10,071,981	$102	29,994,064	$300	$524,050	$(161,165)	$(17,498)	$570,789
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	1,576	-	1,576
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(947)	(947)
Cash dividends paid :
Common stock ($0.0625 per share)	-	-	-	-	-	-	-	-	-	(630)	-	(630)
Class A common stock ($0.07 per share)	-	-	-	-	-	-	-	-	-	(2,100)	-	(2,100)
Issuance of shares under dividend reinvestment plan	-	-	-	-	541	-	826	-	14	-	-	14
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(500)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	910	-	-	910
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	3,168	-	3,168
Balances - July 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,072,522	$102	29,994,390	$300	$524,974	$(159,151)	$(18,445)	$572,780

	Series G Preferred Stock Issued	Series G Preferred Stock Amount	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - April 30, 2019	3,000,000	$75,000	4,600,000	$115,000	9,961,609	$100	29,901,146	$299	$520,074	$(144,319)	$(201)	$565,953
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	7,270	-	7,270
Change in unrealized income on interest rate swap	-	-	-	-	-	-	-	-	-	-	(4,983)	(4,983)
Cash dividends paid :
Common stock ($0.245 per share)	-	-	-	-	-	-	-	-	-	(2,441)	-	(2,441)
Class A common stock ($0.275 per share)	-	-	-	-	-	-	-	-	-	(8,195)	-	(8,195)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,147	-	1,345	-	48	-	-	48
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(10,450)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,118	-	-	1,118
Repurchase of Class A Common Stock	-	-	-	-	-	-	-	-	-	-	-	-
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(380)	-	(380)
Balances - July 31, 2019	3,000,000	$75,000	4,600,000	$115,000	9,962,756	$100	29,892,041	$299	$521,240	$(148,065)	$(5,184)	$558,390

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2020, the Company owned or had equity interests in 81 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, primarily focused on social distancing practices.  The virus continued to spread among more populated cities and communities resulting in federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting group gatherings in order to further prevent the spread of COVID-19.   While laws vary by state, generally, businesses deemed essential to the public have been able to operate while non-essential businesses were initially not allowed to operate, but, in most instances, have now been allowed to operate at various operational levels.  Grocery stores, pharmacies and wholesale clubs, which anchor properties that make up 84% of our GLA, are considered essential businesses and have remained open and operational to serve the residents of their communities throughout the entire pandemic.  Many restaurants are also considered essential, although the social distancing and group gathering limitations generally prevent dine-in activity, forcing them to evaluate alternate means of operations, such as delivery and pick-up, or to elect to remain closed during this pandemic.  As of July 31, most non-essential businesses have also been permitted to operate, in some cases subject to modified operation procedures. The duration and severity of this pandemic are still uncertain and continue to evolve.

Management cannot, at this point, estimate ultimate losses related to the COVID-19 pandemic, and accordingly no property impairment charges were reflected in the Company’s Consolidated Statements of Income related to this matter.  The COVID-19 pandemic, however, has significantly impacted many of the retail sectors in which the Company’s tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying businesses of many of the Company’s tenants.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess its asset portfolio for any impairment indicators. In addition, the extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company will continue to monitor its portfolio for any material or adverse effects resulting from the COVID-19 pandemic. See Note 9 in the Notes to the Company’s Consolidated Financial Statements for additional discussion.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and nine months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the year ending October 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2020. As of July 31, 2020, the fiscal tax years 2017 through and including 2019 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

Marketable Securities
Marketable equity securities are carried at fair value based upon quoted market prices in active markets with changes in fair value recognized in net income.  In March 2020, the Company purchased REIT securities in the amount of $7 million.  In May 2020, the Company sold all of its REIT securities for $7.3 million and realized a gain on sale of $258,000, which is included in the consolidated statement of income for the nine and three months ended  July 31, 2020.

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

As of July 31, 2020, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At July 31, 2020, the Company had approximately $127.3 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of July 31, 2020 and October 31, 2019, the Company had a deferred liability of $15.7 million and $6.8 million, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At July 31, 2020, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $18.4 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2019, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $8.5 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired. A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset. Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As described above, the COVID-19 pandemic has had a broad impact on the global and U.S. economies. Management cannot, at this point, estimate the current impact related to the COVID-19 pandemic on the fair value of the Company's real estate assets, and as of July 31, 2020, management does not believe that the value of any of its real estate investments is impaired.

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

In August 2019, the Company entered into a purchase and sale agreement to sell its property located in Bernardsville, NJ (the "Bernardsville Property"), to an unrelated third party for a sale price of $2.7 million as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019, and accordingly the Company recorded a loss on property held for sale of $434,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Bernardsville Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2019.  In December 2019 (fiscal 2020), the Bernardsville Property sale was completed and the Company realized an additional loss on sale of property of $86,000, which loss is included in continuing operations in the consolidated statement of income for the nine months ended July 31, 2020.

In January 2020, the Company sold for $1.3 million its retail property located in Carmel, NY (the "Carmel Property"), as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a loss on sale of the Carmel property in the amount of $242,000, which loss is included in continuing operations in the consolidated statement of income for the nine months ended July 31, 2020.

The operating results of the Bernardsville and Carmel Properties, which are included in continuing operations is as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
Revenues	$17	$283	$-	$121
Property operating expense	(27)	(165)	-	(58)
Depreciation and amortization	(9)	(102)	-	(34)
Net Income (Loss)	$(19)	$16	$-	$29

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

CAM is a non-lease component of the lease contract under ASC Topic 842, and therefore would be accounted for under ASC Topic 606, Revenue from Contracts with Customers, and presented separate from lease income in the accompanying consolidated statements of income, based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company elected, as part of the package of practical expedients, to combine CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognize them together as lease income in the accompanying Statements of Income.

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectability is considered probable at the commencement date. At lease commencement, the Company expects that collectability is probable for all of its leases due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from all operating leases is initially recognized on a straight-line basis.  Lease income each period is reduced by amounts considered uncollectible on a lease-by-lease basis, with any changes in collectability assessments recognized as a current period adjustment to lease income. For operating leases in which collectability of lease income is not considered probable, lease income is recognized on a cash basis and all previously recognized uncollectible lease income, including straight-line rental income, is reversed in the period in which the lease income is determined not to be probable of collection.

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

COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were, and continue to be, negatively impacted by the COVID-19 pandemic, as state governments mandated the closure of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As a result, 406 of approximately 900 tenants in the Company's consolidated portfolio, representing 1.6 million square feet and approximately 45.3% of the Company's annualized base rent, have asked for some type of rent deferral or concession.  Subsequently, approximately 110 of the 406 tenants withdrew their request for rent relief or paid their rent in full. The Company has, and will continue to evaluate each request on a case-by-case basis to determine an appropriate course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to the long-term interests of the Company.  In evaluating these requests, the Company has been and will continue to consider many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. Each negotiation will be specific to the tenant making the request.  The primary strategy of the Company is that most of these concessions will be in the form of deferred rent for some portion of rents due in April through August 2020 to be paid over a later part of the lease, preferably within a period of one year or less, but in some instances the Company determined that it was more appropriate to abate some portion of base rents for some tenants between April and August. As of July 31, 2020, the Company has completed 194 lease modifications, consisting of base rent deferrals totaling $2.6 million and rent abatements totaling $492,000 as of July 31, 2020.  Approximately 41 rent deferrals or abatements have been completed subsequent to July 31, 2020, which deferred $393,000 of base rents and abated $259,000 of base rents. The Company has increased its uncollectable amounts in lease income for the nine and three months ended July 31, 2020 for tenants it felt were affected by the COVID-19 pandemic (see note 5).

In April 2020, in response to the COVID-19 Pandemic, the FASB staff issued guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, as if enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the lease contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each lease contract to determine whether enforceable rights and obligations for concessions exist in the lease contract and may elect to apply or not apply the lease modification guidance in Topic 842 to those contracts.

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

Most concessions will provide a deferral of payments with no substantive changes to the consideration in the original lease contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original lease contract. The FASB staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are preferable over others. The Company has made the election not to analyze each lease contract, and believes that, based on FASB guidance, the appropriate way to account for the concessions as described above is to account for such concessions as if no change to the lease contracts were made. Under that accounting, a lessor would increase its lease receivable (straight-line rents receivable) and would continue to recognize income during the deferral period, assuming that the collectability of the future rents under the lease contract are considered collectable.  If it is determined that the future rents of any lease contract are not collectable, the Company would treat that lease contract on a cash basis as defined in ASC Topic 842.

When collection of substantially all lease payments during the lease term is not considered probable, total lease revenue is limited to the lesser of revenue recognized under accrual accounting or cash received. Determining the probability of collection of substantially all lease payments during a lease term requires significant judgment. This determination is impacted by numerous factors, including our assessment of the tenant’s credit worthiness, economic conditions, tenant sales productivity in that location, historical experience with the tenant and tenants operating in the same industry, future prospects for the tenant and the industry in which it operates, and the length of the lease term. If leases currently classified as probable are subsequently reclassified as not probable, any outstanding lease receivables (including straight-line rent receivables) would be written-off with a corresponding decrease in lease income.

The Company anticipates that its variable lease income represented by the reimbursement of CAM and real estate taxes will not be materially affected for most national tenants and tenants with higher levels of credit and balance sheet resources.  For smaller local tenants and tenants with fewer resources, the Company has reduced its accruals for CAM and real estate taxes in anticipation of potentially having to reduce the amounts billed to these tenants at the end of calendar 2020.  This has had the effect of reducing this portion of lease income for the nine and three months ended July 31, 2020.
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

Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.

Tenant Receivables

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it had impacted their ability to pay rent.

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. Accordingly, during the three months ended July 31, 2020, we recognized collectability related adjustments totaling $4.3 million. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting with previously uncollected billed rents reversed in the current period.  This resulted in a reduction of lease income for the three months ended July 31, 2020 in the amount of $1.8 million related to tenants whose assessment of collectability was changed from probable to not probable. In addition, the Company wrote-off $910,000 of previously recorded straight-line rent receivables related to tenants whose assessment of collectability was changed from probable to not probable.  As of July 31, 2020, the revenue from approximately 6.4% of our tenants (based on total commercial leases) is being recognized on a cash basis.

At July 31, 2020 and October 31, 2019, $21,332,000 and $19,395,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectible.  Such allowances are reviewed periodically.  At July 31, 2020 and October 31, 2019, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $8,309,000 and $5,454,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectible.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
Numerator
Net income applicable to common stockholders – basic	$2,047	$3,983	$342	$1,531
Effect of dilutive securities:
Restricted stock awards	53	155	4	68
Net income applicable to common stockholders – diluted	$2,100	$4,138	$346	$1,599

Denominator
Denominator for basic EPS – weighted average common shares	9,144	8,812	9,145	8,813
Effect of dilutive securities:
Restricted stock awards	335	501	136	585
Denominator for diluted EPS – weighted average common equivalent shares	9,479	9,313	9,281	9,398

Numerator
Net income applicable to Class A common stockholders-basic	$7,399	$14,939	$1,234	$5,739
Effect of dilutive securities:
Restricted stock awards	(53)	(155)	(4)	(68)
Net income applicable to Class A common stockholders – diluted	$7,346	$14,784	$1,230	$5,671

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,506	29,442	29,503	29,431
Effect of dilutive securities:
Restricted stock awards	104	195	37	244
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,610	29,637	29,540	29,675

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
Ridgeway Revenues	11.2%	10.8%	11.1%	10.9%
All Other Property Revenues	88.8%	89.2%	88.9%	89.1%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	July 31, 2020	October 31, 2019
Ridgeway Assets	6.4%	6.0%
All Other Property Assets	93.6%	94.0%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and nine months ended July 31, 2020 or the year ended October 31, 2019.

	July 31, 2020	October 31, 2019
Ridgeway Percent Leased	98%	97%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
The Stop & Shop Supermarket Company	21%	21%	25%	21%
Bed, Bath & Beyond	15%	14%	17%	15%
Marshall’s Inc.	12%	10%	17%	11%
All Other Tenants at Ridgeway (Note 2)	52%	55%	41%	53%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Nine Months Ended July 31, 2020			Three Months Ended July 31, 2020
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,580	$83,847	$94,427	$3,195	$25,604	$28,799
Property Operating Expenses	$3,281	$29,419	$32,700	$1,063	$9,189	$10,252
Interest Expense	$1,256	$8,867	$10,123	$415	$3,060	$3,475
Depreciation and Amortization	$1,911	$19,676	$21,587	$714	$6,590	$7,304
Net Income	$4,132	$18,552	$22,684	$1,003	$4,920	$5,923

Income Statements (In Thousands):	Nine Months Ended July 31, 2019			Three Months Ended July 31, 2019
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$11,146	$91,619	$102,765	$3,744	$30,648	$34,392
Property Operating Expenses	$3,243	$31,215	$34,458	$1,043	$9,862	$10,905
Interest Expense	$1,278	$9,329	$10,607	$424	$3,073	$3,497
Depreciation and Amortization	$1,768	$19,160	$20,928	$582	$6,420	$7,002
Net Income	$4,857	$26,548	$31,405	$1,695	$9,732	$11,427

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of July 31, 2020.

Index

(2) UNSECURED REVOLVING CREDIT FACILITY

The Company has a $100 million unsecured revolving credit facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2021. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions included in the Facility on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at July 31, 2020.

During the nine months ended July 31, 2020, the Company borrowed $35.0 million on its Facility to fund capital improvements and for general corporate purposes.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 44.6% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.8 million in Orangeburg, and as a result, as of July 31, 2020 the Company's ownership percentage has increased to 44.6% from approximately 2.92% at inception.

McLean Plaza

The Company, through a wholly-owned subsidiary, is the managing member and owns a 53% interest in McLean, which owns an Acme grocery-anchored shopping center. The McLean operating agreement provides for the non-managing members to receive a fixed annual cash distribution equal to 5.05% of their invested capital.  The annual cash distribution is paid from available cash, as defined, of McLean. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of McLean assets are to be distributed in accordance with the operating agreement. The non-managing members are not obligated to make any additional capital contributions to the entity.

UB High Ridge

The Company is the managing member and owns a 16.3% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests from non-managing members totaling $3.2 million and contributed $1.5 million in additional equity to the venture through July 31, 2020.  UB High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.50% of their invested capital.

UB Dumont I, LLC

The Company is the managing member and owns a 36.4% interest in UB Dumont I, LLC.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through July 31, 2020.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.1% of their invested capital.

UB New City I, LLC

The Company is the managing member and owns a 84.3% equity interest in a joint venture, UB New City I, LLC.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $289,300 through July 31, 2020.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the nine months ended July 31, 2020 and 2019, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(14.2) million and $1.8 million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the nine months ended July 31, 2020 and the fiscal year ended October 31, 2019 (amounts in thousands):

	July 31, 2020	October 31, 2019
Beginning Balance	$77,876	$78,258
Change in Redemption Value	(14,176)	4,452
Partial Redemption of UB High Ridge Noncontrolling Interest	(560)	(1,413)
Partial Redemption of Dumont Noncontrolling Interest	-	(630)
Partial Redemption of New City Noncontrolling Interest	(198)	(91)
Redemption of Ironbound Noncontrolling Interest	-	(2,700)

Ending Balance	$62,942	$77,876

Index

(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2020 and October 31, 2019 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	July 31, 2020	October 31, 2019
Chestnut Ridge Shopping Center (50%)	$12,208	$12,048
Gateway Plaza (50%)	6,994	6,847
Putnam Plaza Shopping Center (66.67%)	2,224	3,446
Midway Shopping Center, L.P. (11.79%)	4,247	4,384
Applebee's at Riverhead (50%)	1,909	1,926
81 Pondfield Road Company (20%)	723	723
Total	$28,305	$29,374

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

Gateway is subject to an $11.7 million non-recourse first mortgage.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Midway Shopping Center, L.P.

The Company, through a wholly-owned subsidiary, owns an 11.79% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot ShopRite-anchored shopping center in Westchester County, New York. Although the Company only has an approximate 12% equity interest in Midway, it controls 25% of the voting power of Midway and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company’s share of Midway’s net book value to real property and is amortizing the difference over the property’s estimated useful life of 39 years.

Midway is subject to a non-recourse first mortgage in the amount of $25.9 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Tops-anchored Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York.

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

Index

(5) LEASES

Lessor Accounting

The Company's Lease income is comprised of both fixed and variable income, as follows:

Fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. Income for these amounts is recognized on a straight line basis for all leases for which collectability is considered probable at the commencement date of the lease. For operating leases in which collectability of the lease income is not considered probable, lease income is recognized on a cash basis and all previously recognized uncollectible lease income, including straight-line lease income is reversed in the period in which the lease income is determined not to be probable of collection.

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

The following table provides a disaggregation of lease income recognized during the nine and three months ended July 31, 2020 and 2019, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2020	2019	2020	2019
Operating lease income:
Fixed lease income (Base Rent)	$74,490	$74,674	$23,957	$24,684
Variable lease income (Recoverable Costs)	21,166	24,664	7,056	7,839
Other lease related income, net:
Above/below market rent amortization	523	448	173	157
Uncollectible amounts in lease income	(3,490)	(719)	(1,645)	(223)
ASC Topic 842 cash basis lease income reversal	(2,686)	-	(2,686)	-

Total lease income	$90,003	$99,067	$26,855	$32,457

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2020 (a)	$24,253
2021	94,534
2022	81,384
2023	54,679
2024	43,358
Thereafter	192,037
Total	$490,245

(a)  The future minimum rental income for fiscal 2020 includes amounts due between August 1, 2020 through October 31, 2020.

(b) The amounts above are based on existing leases in place at July 31, 2020.

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

During the nine months ended July 31, 2020, the Company awarded 105,450 shares of Common Stock and 120,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2020 was approximately $5.0 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of July 31, 2020, and changes during the nine months ended July 31, 2020 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2019	1,146,100	$17.52	463,225	$21.07
Granted	105,450	$19.59	120,800	$23.96
Vested	(327,000)	$17.71	(92,375)	$22.20
Forfeited	-	$-	(500)	$23.96
Non-vested at July 31, 2020	924,550	$17.69	491,150	$21.56

As of July 31, 2020, there was $13.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.9 years.  For the nine months ended July 31, 2020 and 2019, amounts charged to compensation expense totaled $4,518,000 and $3,191,000, respectively.  For the three months ended July 31, 2020 and 2019, amounts charged to compensation expense totaled $1,003,000 and $1,077,000, respectively.  The nine months ended July 31, 2020 amount charged to compensation expense includes $1.4 million related to the accelerated vesting of previously unamortized restricted stock compensation as the result of the death of our Chairman Emeritus, Charles J. Urstadt, in March 2020.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2019 and July 31, 2020, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2020

Liabilities:
Interest Rate Swap Agreement	$15,719	$-	$15,719	$-
Redeemable noncontrolling interests	$62,942	$10,792	$51,604	$546

October 31, 2019

Liabilities:
Interest Rate Swap Agreement	$6,754	$-	$6,754	$-
Redeemable noncontrolling interests	$77,876	$24,968	$52,362	$546

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

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2020, the Company had commitments of approximately $8.9 million for capital improvements to its properties and tenant-related obligations.

During and subsequent to the third quarter fiscal 2020, the world has continued to be impacted by the COVID-19 pandemic. It has created significant economic uncertainty and volatility. The extent to which the COVID-19 pandemic continues to impact the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price.

Index

(9) SUBSEQUENT EVENTS

On September 3, 2020, the Board of Directors of the Company declared cash dividends of $0.1250 for each share of Common Stock and $0.14 for each share of Class A Common Stock.  The dividends are payable on October 16, 2020 to stockholders of record on October 2, 2020.

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

Index

Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a Real Estate Investment Trust ("REIT") for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, with a concentration in the metropolitan tri-state area outside of the City of New York. Other real estate assets include office properties, single tenant retail or restaurant properties and office/retail mixed-use properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At July 31, 2020, we owned or had equity interests in 81 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 91.6% of the GLA was leased (92.9% at October 31, 2019).  Of the properties owned by unconsolidated joint ventures, approximately 91.1% of the GLA was leased (96.1% at October 31, 2019).

In addition to our business of owning and managing real estate, we are also involved in the beer, wine and spirits retail business, through our ownership of five subsidiary corporations formed as taxable REIT subsidiaries.  Each subsidiary corporation owns and operates a beer, wine and spirits retail store at one of our shopping centers.  To manage our operations, we have engaged an experienced third-party, retail beer, wine and spirits manager, which also owns many stores of its own.  Each of our stores fulfills a strategic need for a beer, wine and spirits business at one of our shopping centers.  These five stores are currently not providing material earnings in excess of what the Company would have earned from leasing the space to unrelated tenants at market rents.  However, these businesses are continuing to mature, and net sales and earnings may eventually become material to our financial position and net income.  Nevertheless, our primary business remains the ownership and management of real estate, and we expect that the beer, wine and spirts business will remain an ancillary aspect of our business model.  However, if the right opportunity presents itself, we may open additional beer, wine and spirits stores but only if we determine that such a business would be a strategic fit and the investment return analysis supports such a determination.

We have paid quarterly dividends to our stockholders continuously since our founding in 1969.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our property portfolio and tenants are estimates based on information available to us as of August 20, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change going forward, potentially significantly, and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the fourth quarter of fiscal 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the northeast region in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, although limiting the operations of different categories of our tenants to varying degrees with, for example, grocery stores, pharmacies and wholesale clubs generally permitted to remain fully open and restaurants generally limited to take-out and delivery services.  Since early summer, many (but not all) of these restrictions have been gradually lifted as the COVID-19 situation in the tri-state area has significantly improved, with most businesses now permitted to open at reduced capacity and under other limitations intended to control the spread of COVID-19.  For example, most of our restaurant tenants are now able to offer some level of limited indoor dining and all gyms are now able to open at reduced capacity.  While many of our tenants saw a surge in business during the initial weeks and months following re-opening, it is unclear whether this level of business activity is likely to be sustained, particularly if the areas in which our properties are located experience a resurgence in COVID-19 cases and/or are subject to a re-imposition of previously lifted business restrictions.  Also, not all tenants experienced the same level of recovery.   For a number of our tenants that operate businesses involving high contact interactions with their customers, such as spas and salons, the negative impact of COVID-19 on their business has been particularly severe and the recovery more difficult, with customer traffic down significantly.  Dry cleaners have also suffered as a result of many workers continuing to work from home. Our portfolio and tenants have been further impacted by these and other factors as follows:

•
All of our 74 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating, with approximately 95.8% of our tenants (based on Annualized Base Rent ("ABR")) open and fully or partially operating and approximately 4.2% of our tenants currently closed.

•
All of our shopping centers include necessity-based tenants, with approximately 70.2% of our tenants (based on ABR) designated as “essential businesses” during the early stay-at-home period of the pandemic in the tri-state area or otherwise permitted to operate through curbside pick-up and other modified operating procedures in accordance with state guidelines.  These essential businesses are 96.3% open based on ABR.

•
Approximately 84% of our GLA is located in properties anchored by grocery stores, pharmacies and wholesale clubs, 6% of our GLA is located in outdoor retail shopping centers adjacent to regional malls and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 2% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York, three retail bank branches and one childcare center.  All 6 suburban office buildings are open with some restrictions on capacity based on state mandates and all of the retail bank branches are open.

•
As of September 4, 2020, we have received payment of approximately 81%, 81% and 79% of lease income, consisting of contractual base rent (leases in place without consideration of any deferral or abatement agreements), common area maintenance reimbursement and real estate tax reimbursement billed for April 2020, the third quarter of fiscal 2020 and the month of August 2020, respectively, not including the application of any security deposits.

•
Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the pandemic when stay-at-home orders were in place and many businesses made to close, but we have continued to receive a smaller number of new requests even after businesses have re-opened, and in some cases, follow-on requests from tenants to whom we had already provided temporarily rent relief.  We have been evaluating each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  Although each negotiation has been specific to that tenant, most of these concessions have been in the form of deferred rent for some portion of rents due in April through August, or longer, to be paid back over the later part of the lease, preferably within a period of one year or less.  A much smaller portion of these concessions have been in the form of rent abatement.

•
We have received 406 rent relief requests from our approximately 900 tenants in our consolidated portfolio. Subsequently, approximately 110 of the 406 tenants withdrew their request for rent relief or paid their rent in full. These requests represent 45.3% of our ABR and 38.5% of our GLA.  As of July 31, 2020, we had completed lease amendments with approximately 194 of the 406 tenants that had requested rent relief, representing deferments of approximately $2.6 million in lease income ($1.9 million of our third quarter lease income) or approximately 2.7% of our ABR and abatements of approximately $492,000 or approximately 0.5% of ABR. The weighted average payback period for the $2.6 million of deferred rents is 8.1 months.

As done every reporting period, we must make estimates as to the collectability of our tenants’ accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  Management’s conclusion, in most instances this quarter, was that any third quarter billed rents that were not collected and/or deferred/abated would most likely be uncollectable for financial reporting purposes and has increased our allowance for doubtful accounts by $1.6 million and $3.5 million in the three and nine months ended July 31, 2020, respectively.  For the three months ended July 31, 2020, this increase of $1.6 million represented approximately 5.2% of third quarter billed gross rents and 1.7% of ABR.  Management has every intention of collecting as much of our billed rents, to the extent feasible, regardless of the requirement under GAAP to reserve for uncollectable accounts.  In addition, the GAAP accounting standard governing leases requires, amongst other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of analyzing our entire tenant base, in the fiscal quarter ended July 31, 2020, we determined that 58 tenants’ future lease payments were no longer probable of collection (6.4% of our approximate 900 tenants) and as a result of this assessment, in the fiscal quarter ended July 31, 2020, we reversed previously billed lease income in the amount of $1.8 million, which represented 1.8% of our ABR.  In addition, as a result of this assessment, we reversed $910,000 of accrued straight-line rent receivables related to these 58 tenants, which equated to 0.9% of our ABR.  Both of these reversals, totaling $2.7 million, are a direct reduction of lease income on our consolidated income statement for the three and nine months ended July 31, 2020.

Management cannot, at this point, estimate ultimate losses, if any, related to the COVID-19 pandemic, and accordingly no real estate asset impairment charges were reflected in the accompanying financial statements related to this matter. The COVID-19 pandemic, however, has significantly impacted many of the retail sectors in which our tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact on the underlying industries of many of our tenants.  We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess our real estate asset portfolio for any impairment indicators. If we determine that any of our real estate assets are impaired, we would be required to take impairment charges and such amounts could be material. See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding impairment charges.

Actions Taken in Response to COVID-19

Moreover, we have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•
Along with our tenants and the communities we together serve, the health and safety of our employees is our top priority. We have adapted our operations to protect employees, including by implementing a work-from-home policy in March 2020, which worked seamlessly, with no disruption in our service to tenants and other business partners.  On May 20, 2020, in response to a change in the State of Connecticut's mandates, we opened our office at less than 50% capacity, with employees encouraged to continue working from home when feasible consistent with business needs.  We continue to closely monitor recommendations and mandates of federal, state and local governments and health authorities to ensure the safety of our own employees as well as our properties.

•
We are in regular communication with our tenants,  providing assistance in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act”).  We compiled a robust set of tenant materials explaining these and other programs, which have been posted to the tenant portal on our website, disseminated by e-mail to all of our tenants through the tenant portal of our general ledger system and communicated directly by telephone through our leasing agents.  Each of our tenants was also assigned a leasing agent to whom the tenant can turn with questions and concerns during these uncertain times.

•
In addition, we launched a program designating dedicated parking spots for curbside pick-up at our shopping centers for use by all tenants and their customers, assisted restaurant tenants in securing municipal approvals for outdoor seating, and are assisting tenants in many other ways to improve their business prospects.

•	To enhance our liquidity position and maintain financial flexibility, we borrowed $35 million under our Facility during March and April 2020.

•
At July 31, 2020, we had approximately $42.3 million in cash and cash equivalents on our consolidated balance sheet, and an additional $64 million available under our Facility (excluding the $50 million accordion feature).

•
We do not have any unsecured debt maturing until August 2021. Additionally, we do not have any secured debt maturing until January 2022.  All maturing secured debt is generally below a 55% loan-to-value ratio, and we believe we will be able to refinance that debt. Construction related to three large re-tenanting projects, two for grocery stores and one for a national junior anchor, was completed during the second quarter, which we expect will result in each of the tenants opening in the fourth quarter of fiscal 2020 or first quarter of fiscal 2021.  Apart from the aforementioned three re-tenanting projects, we do not have any other material re-tenanting projects ongoing.

•
We have taken proactive measures to manage costs, including reducing, where possible, our common area maintenance spending. We have one ongoing construction project at one of our properties, with approximately $5.5 million remaining to complete the project.  Otherwise, only minimal construction is underway.  Further, we expect that the only material capital expenditures at our properties in the near-term will be tenant improvements and/or other leasing costs associated with existing and new leases. We have redirected our acquisition department to help with lease negotiations.

•
Although we continue to seek opportunities to acquire high-quality neighborhood and community shopping centers, we have temporarily redirected the executives in our acquisition department to help with lease negotiations.

•
On March 27, 2020, the President of the United States signed into law the CARES Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The Company has availed itself of some of the above benefits afforded by The CARES Act.

•
On September 3, 2020, our Board of Directors declared a quarterly dividend of $0.125 per Common share and $0.14 per Class A Common share to be paid on October 16, 2020 to holders of record on October 2, 2020, reduced approximately 50% from second quarter dividends of $0.25 per Common share and $0.28 per Class A Common share but increased 100% from our third quarter dividends of $0.0625 per Common share and $0.07 per Class A Common Share.  The announced dividend level will preserve approximately $5.5 million of cash in the fourth quarter when compared to our second quarter dividend levels.  Given the reduction of operating cash flow and taxable income caused by tenants’ nonpayment of rent during the period from April through August 2020, the overall uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, and the importance of preserving our liquidity position, among other considerations, the Board determined after careful consideration of all information available to them at the time that reducing the quarterly dividend, when compared with the pre-pandemic level, is in the best interests of stockholders. As part of this determination, however, the Board also considered that given the re-opening of many previously-closed businesses, the gradual lifting of restrictions on tenants’ business operations, the anticipated reduction in capital expenditures and the partial improvement in the Company’s cash flow and financial condition, among other factors, it would be appropriate to increase the dividend from levels paid in the third quarter.  Based on the Company’s updated taxable income projections for the fiscal year ended 2020, it does not need to pay any further dividends in the fourth quarter to meet the distribution requirements necessary for it to continue qualifying as a REIT for U.S. federal income tax requirements.  However, for the reasons stated above, the Board has chosen to do so.  The Board declared the full contractual dividend on both our Series H and Series K Cumulative Preferred Stock, payable on October 30, 2020 to holders of record on October 16, 2020. Going forward, our Board of Directors will continue to evaluate our dividend policy.

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

•
acquire quality neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan tri-state area outside of the City of New York, and unlock further value in these properties with selective enhancements to both the property and tenant mix, as well as improvements to management and leasing fundamentals, with hopes to grow our assets through acquisitions subject to the availability of acquisitions that meet our investment parameters;

•	selectively dispose of underperforming properties and re-deploy the proceeds into potentially higher performing properties that meet our acquisition criteria;

•
invest in our properties for the long-term through regular maintenance, periodic renovations and capital improvements, enhancing their attractiveness to tenants and customers (e.g. curbside pick up), as well as increasing their value;

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

We recognize, however, that the pandemic may have accelerated a movement towards e-commerce that may be challenging for weaker tenants that lack an omni-channel sales or micro-fulfillment strategy.  We launched a program designating dedicated parking spots for curbside pick-up and are assisting tenants in many other ways to help them quickly adapt to these changing circumstances.  Many tenants have adapted to the new business environment through use of our curbside pick-up program and early industry data seems to indicate that micro-fulfillment from retailers with physical locations may be a new competitive alternative to e-commerce.  It is too early to know which tenants will or will not be successful in making any changes that may be necessary.  It is also too early to determine whether these changes in consumer behavior are temporary or reflect long-term changes.

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

We expect that our rent collections will continue to be below our tenants’ contractual rent obligations at least for as long as governmental orders require non-essential businesses to restrict business operations and residents to adhere to social distancing policies, or potentially until a medical solution is achieved for COVID-19. We will continue to accrue rental revenue during the deferral period. However, we anticipate that some tenants eventually will not be able to pay amounts due and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. April through August 2020 rental income collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

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

•
In December 2019, we closed on the sale of our property located in Bernardsville, NJ to an unrelated third party for a sale price of $2.7 million, pursuant to a contract we had entered into in August 2019, as that property no longer met our investment objectives. In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019, and accordingly we recorded a loss on property held for sale of $434,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  Upon completion of the sale in December 2019, we realized an additional loss on sale of property of $86,000, which loss is included in continuing operations in the consolidated statement of income for the nine months ended July 31, 2020. This loss has been added back to our Funds from Operations (“FFO”) as discussed below in this Item 2.

•
In January 2020, we sold for $1.3 million a retail property located in Carmel, NY, as that property no longer met our investment objectives.  In conjunction with the sale, we realized a loss on sale of property in the amount of $242,000, which loss is included in continuing operations in the consolidated statement of income for the nine months ended July 31, 2020. This loss has been added back to FFO as discussed below in this Item 2.

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

•
In June 2020, we redeemed 6,750 units of UB New City I, LLC from the noncontrolling member.  The total cash price paid for the redemption was $148,500.  As a result of the redemption, our ownership percentage of New City increased to 84.3% from 79.7%.

Index

Leasing

For the nine months ended July 31, 2020, we signed leases for a total of 329,600 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 43,600 square feet at an average rental decrease of 5.4% on a cash basis.  Renewals for 286,000 square feet of space previously occupied were signed at an average rental increase of 2.8% on a cash basis.

Tenant improvements and leasing commissions averaged $25.78 per square foot for new leases and $0.53 per square foot for renewals for the nine months ended July 31, 2020. The average term for new leases was 5 years and the average term for renewal leases was 3 years.

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

Significant Leasing Events

In April 2020, we delivered a 26,800 square foot junior anchor space at our Orange Meadows Shopping Center to the TJX Companies, Inc., which will operate a TJ Maxx store that is expected to open in March of 2021.  The space was delivered pursuant to a lease we signed in January 2019.

In January 2020, we delivered a 40,000 square foot grocery-store space at our Valley Ridge Shopping Center to Whole Foods Market, which is expected to open in the fall of 2020.  The space was delivered pursuant to a lease we signed in April 2018.

In December 2019, we delivered a 30,000 square foot grocery-store space at our Eastchester, NY property to DeCicco’s Supermarket, which is expected to open in the fall of 2020.  The space was delivered pursuant to a lease we signed in August 2017.

In March 2020, we delivered two spaces to Dollar Tree and Family Dollar, to replace a grocery tenant that had previously occupied a 30,600 square foot space at our Passaic, NJ property.  We signed new leases with these tenants in May 2019 for a large portion of the original 30,600 square foot space. Both of these stores are now open.

Since the bankruptcy of A&P, its former grocery store space at our Pompton Lakes shopping center, totaling 63,000 square feet, has remained vacant.  We are continuing to market that space for re-lease and are considering other redevelopment options at that shopping center, including selling a 30,000 square foot portion of this 63,000 square foot space to a grocery store company, who would operate the store at that location.  If the sale of the 30,000 square foot portion is successful, it may result in us realizing a loss on the sale of that 30,000 square foot portion.

In 2017, Toys R’ Us and Babies R’ Us (“Toys”) filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code, and subsequently liquidated the company.  Toys ground leased 65,700 square feet of space at our Danbury, CT shopping center.  In August 2018, this lease was purchased out of bankruptcy from Toys and assumed by a new owner.  The base lease rate for the 65,700 square foot space was and remains at $0 for the duration of the lease, and we did not have any other leases with Toys, so our cash flow was not impacted by the bankruptcy of Toys.  As of the date of this report, we have not been informed by the new owner of the lease which operator will occupy the space.

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

Liquidity and Capital Resources

Overview

At July 31, 2020, we had cash and cash equivalents of $42.3 million, compared to $94.1 million at October 31, 2019 (see below). Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  As a result of state mandates forcing many non-essential businesses to close or restricting store operations to help prevent the spread of COVID-19, many of our tenants are suffering.  Please see the "Impact of COVID-19" section earlier in this Item 2 for more information. For the nine months ended July 31, 2020 and 2019, net cash flows from operating activities amounted to $46.3 million and $52.3 million, respectively.

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

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the nine months ended July 31, 2020 and 2019 totaled $24.6 million and $31.9 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   As a result of the COVID-19 pandemic that forced the states where our properties are located to close non-essential businesses for a period of time or restrict the operations of certain businesses, many of our tenants are suffering and some of these tenants have not paid some or all of their April through August billed rents.  Some of these tenants have requested some form of rent relief, with most requests received during the early days of the pandemic when stay-at-home orders were in place and many businesses were required to close, but we continue to receive a smaller number of new requests even after businesses have re-opened, and in some cases, follow-on requests from tenants to whom we had already provided temporarily rent relief.  We have been evaluating each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  In evaluating these requests, we have been considering many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, our assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors. Although each negotiation has been specific to that tenant, most of these concessions have been in the form of deferred rent for some portion of rents due in April through August 2020, or longer, to be paid back over the later part of the lease, preferably within a period of one year or less.  A much smaller portion of these concessions have been in the form of rent abatement.  To the extent rent deferral arrangements remain collectible, it will reduce operating cash flow in the near term but most likely increase operating cash flow in future periods.  This process is on-going.  Please see the "Impact of COVID-19" section earlier in this Item 2 for more information.

On September 3, 2020, our Board of Directors declared a quarterly dividend of $0.125 per Common share and $0.14 per Class A Common share to be paid on October 16, 2020 to holders of record on October 2, 2020, reduced approximately 50% from second quarter dividends of $0.25 per Common share and $0.28 per Class A Common share but increased by approximately 100% from our third quarter dividends of $0.0625 per Common share and $0.07 per Class A Common Share.  The announced dividend level will preserve approximately $5.5 million of cash in the fourth quarter when compared to our second quarter dividend levels.  The Board declared the full contractual dividend on both our Series H and Series K Cumulative Preferred Stock, payable on October 30, 2020 to holders of record on October 16, 2020. Going forward, our Board of Directors will continue to evaluate our dividend policy.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the nine months ended July 31, 2020, we paid approximately $17.1 million for property improvements, tenant improvements and leasing commission costs ($2.0 million representing property improvements, $7.3 million in property improvements related to our Stratford project (see paragraph below) and approximately $7.8 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $8.9 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2020 and fiscal 2021.  This amount is inclusive of commitments for the Stratford, CT development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.  As a result of the on-going COVID-19 pandemic, we have suspended all significant capital improvement projects other than the completion of our Stratford, CT project discussed below.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We are building two pad-site buildings totaling approximately 5,260 square feet, which are pre-leased to national retail chains, and a self-storage facility of approximately 131,000 square feet, which will be managed for us by a national self-storage company. We anticipate the total development cost will be approximately $16 million (excluding land cost), of which we have already funded $12.0 million as of July 31, 2020 and plan on funding the balance with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  We expect to complete the construction of one of the retail pads and the self-storage building in the fall of 2020.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $301.6 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of July 31, 2020 and $299.9 million in fixed-rate mortgage loans with a weighted average interest rate of 4.1% at July 31, 2020.  The mortgages are secured by 24 properties with a net book value of $550 million and have fixed rates of interest ranging from 3.5% to 4.9%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At July 31, 2020, we had 51 properties in our consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have 8 promissory notes secured by properties we consolidate and 3 promissory notes secured by properties in joint ventures that we do not consolidate.  The interest rate on these 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) plus some amount of credit spread.  In addition, on the day these notes were executed by us, we entered into derivative interest rate swap contracts, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR, to a fixed rate of interest for the life of each note.  All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  All contracts, including our 11 promissory notes and 11 swap contracts that use LIBOR, will no longer have the reference rate available and the reference rate will need to be replaced.  We have good working relationships with all of our lenders to our notes, who are also the counterparties to our swap contracts.  All indications we have received from our lenders and counterparties is that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were to happen, we believe there would be no material effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our promissory notes or swap contracts will stop being published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties on how they plan on dealing with this replacement rate event, we cannot be certain of the impact on the Company.  See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 33.0% and a fixed charge coverage ratio of over 3.5 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 51 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At July 31, 2020, we had borrowing capacity of $64.3 million on our Facility (exclusive of the accordion feature discussed the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, Bank of Montreal and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2021, following our exercise of the one-year extension option on May 26, 2020. Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of July 31, 2020, $64.3 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at July 31, 2020.

At July 31, 2020, we had $35.0 million in borrowings outstanding on our Facility.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $46.3 million for the nine months ended July 31, 2020 compared to $52.3 million in the comparable period of fiscal 2019. The decrease in operating cash flows when compared with the corresponding prior period was primarily related to an increase in our tenant accounts receivable, or a reduction of lease income related to the impact of the COVID-19 pandemic and increase in other assets offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash flows used in investing activities amounted to $13.6 million for the nine months ended July 31, 2020 compared to $10.1 million in the comparable period of fiscal 2019. The increase in net cash flows used in investing activities in the nine months ended July 31, 2020 when compared to the corresponding prior period was the result of one of our unconsolidated joint ventures selling a property in the first three quarters of fiscal 2019 and distributing our share of the sales proceeds to us in the amount of $6.0 million.  The increase was further accentuated by our investing an additional $3.5 million in our properties in the first nine months of fiscal 2020 when compared with the first nine months of fiscal 2019.  In addition, we generated $5.7 million less in net proceeds from the purchase and sale of marketable securities in the first nine months of fiscal 2020 when compared to the corresponding period of fiscal 2019. This net increase was offset by our purchasing one property in the first half of fiscal 2019 for $11.8 million.  We did not purchase any properties in the first nine months of fiscal 2020.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $40.5 million increase in net cash flows used by financing activities for the nine months ended July 31, 2020 when compared to the corresponding prior period was predominantly the result of the redemption of our Series G preferred stock for $75 million in the first nine months of fiscal 2020.  In addition, in fiscal 2019, we refinanced two mortgages and placed a new mortgage on a formerly unencumbered property. These mortgage financing transactions generated $23.1 million in proceeds in the first nine months of fiscal 2019.  We did not have any mortgage financing transactions in the first nine months of fiscal 2020. This net increase in cash flows used by financing activities was partially offset by our borrowing $35 million on our Facility during the first nine months of fiscal 2020 versus a $16.0 million reduction in net borrowing activity on our Facility during the first nine months of fiscal 2019.  In addition, for the first nine months of fiscal 2020 when compared to corresponding prior period, we paid $7.4 million less in dividends on our Common and Class A Common stock in response to a loss of cash flow caused by the effects of the COVID-19 pandemic.

Index
Results of Operations

The following information summarizes our results of operations for the nine months and three months ended July 31, 2020 and 2019 (amounts in thousands):

	Nine months ended				Change Attributable to
	July 31,		Increase		Property	Properties Held In
Revenues	2020	2019	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$75,013	$75,122	$(109)	(0.1)%	$(256)	$147
Recoveries from tenants	21,166	24,664	(3,498)	(14.2)%	47	(3,545)
Uncollectible amounts in lease income	(3,490)	(719)	(2,771)	385.4%	-	(2,771)
ASC Topic 842 cash basis lease income reversal	(2,686)	-	(2,686)	100.0%	(9)	(2,677)
Lease termination	460	194	266	137.1%	-	266
Other income	3,964	3,504	460	13.1%	(25)	485

Operating Expenses
Property operating	15,085	16,855	(1,770)	(10.5)%	(155)	(1,615)
Property taxes	17,615	17,603	12	0.1%	(51)	63
Depreciation and amortization	21,587	20,928	659	3.1%	(87)	746
General and administrative	8,495	7,149	1,346	18.8%	n/a	n/a

Non-Operating Income/Expense
Interest expense	10,123	10,607	(484)	(4.6)%	306	(790)
Interest, dividends, and other investment income	359	228	131	57.5%	n/a	n/a

	Three Months Ended				Change Attributable to
	July 31,		Increase		Property	Properties Held In
Revenues	2020	2019	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$24,130	$24,841	$(711)	(2.9)%	$(119)	$(592)
Recoveries from tenants	7,056	7,839	(783)	(10.0)%	77	(860)
Uncollectible amounts in lease income	(1,645)	(223)	(1,422)	637.7%	-	(1,422)
ASC Topic 842 cash basis lease income reversal	(2,686)	-	(2,686)	100.0%	22	(2,708)
Lease termination income	112	177	(65)	(36.7)%	-	(65)
Other income	1,832	1,758	74	4.2%	(20)	94

Operating Expenses
Property operating	4,355	5,020	(665)	(13.2)%	(97)	(568)
Property taxes	5,897	5,885	12	0.2%	(36)	48
Depreciation and amortization	7,304	7,002	302	4.3%	(18)	320
General and administrative	2,111	2,230	(119)	(5.3)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,475	3,497	(22)	(0.6)%	74	(96)
Interest, dividends, and other investment income	27	44	(17)	(38.6)%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2020 and 2019 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents decreased by 0.1% to $75.0 million for the nine month period ended July 31, 2020 as compared with $75.1 million in the comparable period of 2019.  Base rents decreased by 2.9% to $24.1 million for the three month period ended July 31, 2020 as compared with $24.8 million in the comparable period of 2019. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Index

Property Acquisitions and Properties Sold:

In the first nine months of fiscal 2019, we purchased one property totaling 177,000 square feet, and sold one property totaling 10,100 square feet.  In the first nine months of fiscal 2020, we sold two properties totaling 18,100 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the nine months ended July 31, 2020 when compared with fiscal 2019.

Properties Held in Both Periods:

Revenues

Base Rent
The net increase in base rents for the nine month period ended July 31, 2020, when compared to the corresponding prior periods, was predominantly caused by an increase in base rents at most properties related to normal base rent increases provided for in our leases, new leasing at some properties and base rent revenue related to two new grocery store leases for which rental recognition began in the first nine months of fiscal 2020.  The new grocery tenants are Whole Foods at our Valley Ridge shopping center in Wayne, NJ and DeCicco's at our Eastchester, NY property.  This increase was offset by a decrease in base rent revenue at seven properties related to tenant vacancies.  The most significant of these vacancies were the vacating of TJ Maxx at our New Milford, CT property, the vacancy of two tenants at our Cos Cob, CT property, the vacancy of two tenants at our Orange, CT property and the vacancy caused by the bankruptcy of Modell's at our Ridgeway shopping center in Stamford, CT. In addition, base rent decreased as a result of providing a rent reduction for the grocery store tenant at our Bloomfield, NJ property.

The net decrease in base rents for the three month period ended July 31, 2020, when compared to the corresponding prior periods, was predominantly related to the vacancy caused by the bankruptcy of Modell's at our Ridgeway shopping center in Stamford, CT.

In the first nine months of fiscal 2020, we leased or renewed approximately 329,600 square feet (or approximately 7.3% of total GLA).  At July 31, 2020, the Company’s consolidated properties were 91.6% leased (92.9% leased at October 31, 2019).

Tenant Recoveries
In the nine month and three month periods ended July 31, 2020, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $3.5 million and $860,000, respectively, when compared with the corresponding prior periods.

The decrease for the nine month period was the result of having lower common area maintenance expenses in the nine month period of fiscal 2020 when compared with the nine month period of fiscal 2019.  This decrease was caused by significantly lower snow removal costs in the winter of 2020 when compared with the winter of 2019.  In addition, throughout our third quarter of fiscal 2020, in response to the COVID-19 pandemic we made a conscious effort to reduce common area maintenance costs at our shopping centers to help reduce the overall tenant reimbursement rents charged to our tenants.  In addition, the reduction was caused by a negative variance relating to reconciliation of the accruals for real estate tax recoveries billed to tenants in the first half of fiscal 2019 and 2020.  The decrease was further accentuated by accruing a lower percentage of recovery at most of our properties as a result of our assessment that many of our smaller local tenants will have difficulty paying the full amounts required under their leases as a result of the COVID-19 pandemic.  This assessment was based on the fact that many smaller tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of our third quarter.  These net decreases were offset by increased tax assessments at our other properties held in both periods, which increases the amount of tax due and the amount billed back to tenants for those billings.

The decrease for the three month period was the result of having lower common area maintenance expenses in the three month period of fiscal 2020 when compared with the three month period of fiscal 2019.  Throughout our third quarter, in response to the COVID-19 pandemic, we made a conscious effort to reduce common area maintenance costs at our shopping centers to help reduce the overall tenant reimbursement rents charged to our tenants.  The decrease was further accentuated by accruing a lower percentage of recovery at most of our properties as a result of our assessment that many of our smaller local tenants will have difficulty paying the full amounts required under their leases as a result of the COVID-19 pandemic.  This assessment was based on the fact that many smaller tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of our third quarter.  These net decreases were offset by increased tax assessments at our other properties held in both periods, which increases the amount of tax due and the amount billed back to tenants for those billings.

Uncollectable Amounts in Lease Income
In the nine month and three month periods ended July 31, 2020, uncollectable amounts in lease income increased by $2.8 million and $1.4 million, respectively.  This increase was predominantly the result of an increase in our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  Many non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a large portion of our third quarter.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic, our non-credit small shop tenants will need to use most of their resources to re-establish their business footing and any existing accounts receivable attributable to these tenants would most likely be uncollectable.

ASC Topic 842 Cash Basis Lease Income Reversals
ASC Topic 842 "Leases" requires amongst other things, that if the collectability of a specific tenants future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant and any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of analyzing our entire tenant base as a result of the COVID-19 pandemic, we determined that 58 tenants' future lease payments were no longer probable of collection (6.4% of our approximate 900 tenants) and as a result of this assessment in the third quarter of fiscal 2020 we reversed previously billed lease income that was uncollected in the amount of $1.8 million, which represented 1.8% of our ABR.  In addition, as a result of this assessment, we reversed $910,000 of accrued straight-line rent receivables related to these 58 tenants, which equated to 0.9% of our ABR. These reductions are a direct reduction of lease income in our third quarter of fiscal 2020.

Expenses

Property Operating
In the nine month and three month periods ended July 31, 2020, property operating expenses decreased by $1.6 million and $568,000, respectively as a result of a large decrease in snow removal costs and parking lot repairs in the first half of fiscal 2020 when compared with the first half of fiscal 2019 and an overall reduction of other common area maintenance expenses as a result of COVID-19 pandemic.

Property Taxes
In the nine month and three month periods ended July 31, 2020, property tax expense was relatively unchanged when compared with the corresponding prior periods.  In the first half of fiscal 2020, one of our properties received a large real estate tax expense reduction as a result of a successful tax reduction proceeding. This decrease was offset by increased tax assessments at our other properties held in both periods, which increases the amount of tax due.

Interest
In the nine month and three month periods ended July 31, 2020, interest expense decreased by $790,000 and $96,000, respectively, when compared with the corresponding prior periods, as a result of a reduction in interest expense related to our Facility.  In October 2019, we used a portion of the proceeds from a new series of preferred stock to repay all amounts outstanding on our Facility.

Depreciation and Amortization
In the nine month and three month periods ended July 31, 2020, depreciation and amortization increased by $746,000 and $320,000, respectively, when compared with the prior periods, primarily as a result of a write off of tenant improvements related to a tenant that vacated our Danbury, CT and Stamford, CT properties in fiscal 2020 and increased depreciation for tenant improvements for a large re-tenanting project at our Orange, CT property.

General and Administrative Expenses
In the nine month period ended July 31, 2020, general and administrative expenses increased by $1.3 million when compared with the corresponding prior period, primarily as a result of an increase of $1.4 million in restricted stock compensation expense in the second quarter of fiscal 2020 for the accelerated vesting of the grant value of restricted stock for our former Chairman Emeritus when he passed away in the second quarter of fiscal 2020.  General and administrative expenses for the three month period ended July 31, 2020 when compared with the corresponding prior period were relatively unchanged.

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

Management considers FFO to be a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of our real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing our performance.  It is helpful as it excludes various items included in net income that are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization.  However, FFO:

●
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

●	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the nine months and three months ended July 31, 2020 and 2019 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Nine months ended		Three Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net Income Applicable to Common and Class A Common Stockholders	$$9,446	$$18,922	$$1,576	$$7,270

Real property depreciation	16,994	16,930	5,658	5,597
Amortization of tenant improvements and allowances	3,245	2,706	1,170	974
Amortization of deferred leasing costs	1,279	1,223	451	411
Depreciation and amortization on unconsolidated joint ventures	1,122	1,129	375	376
(Gain)/loss on sale of property	328	(409)	-	(409)
Loss on sale of property in unconsolidated joint venture	-	457	-	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$$32,414	$$40,958	$$9,230	$$14,219

FFO amounted to $32.4 million in the nine months ended July 31, 2020 compared to $41.0 million in the comparable period of fiscal 2019.  The net decrease in FFO is attributable, among other things to:

Decreases:
•
An increase in uncollectable amounts in lease income of $2.8 million.  This increase was the result of an increase in our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  Many non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of our third quarter until states loosened their restrictions and allowed almost all, of our tenants to re-open, although some with operational restrictions.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic, our non-credit small shop tenants will need to use most of their resources to re-establish their business footing, and any existing accounts receivable attributable to those tenants would most likely be uncollectable.

•
An increase in the write off of lease income in the third quarter for tenants in our portfolio whose future lease payments were deemed to be not probable of collection, requiring us under GAAP to convert revenue recognition for those tenants to cash-basis accounting.  This caused a write off of previously billed but unpaid lease income of $1.8 million and the reversal of accrued straight-line rents receivable for these aforementioned tenants of $910,000.

•
A net $3.0 million decrease in variable lease income (cost recovery income) related to the COVID-19 pandemic.  In the second quarter and continuing into the third quarter of fiscal 2020, in response to the on-going COVID-19 pandemic, we lowered our percentage of recovery at most of our properties as a result of our assessment that many of our non-credit small shop tenants will have difficulty paying the amounts required under their leases as a result of the COVID 19 pandemic.  This assessment was based on the fact that many smaller tenants' businesses were deemed non-essential by the states where they operate and forced to close.

•
A decrease in variable lease income (cost recovery income) related to an over-accrual adjustment in recoveries from tenants for real estate taxes in the first quarter of fiscal 2020 versus an under-accrual adjustment in recoveries from tenants for real estate taxes in the first quarter of fiscal 2019, which when combined, resulted in a negative variance in the first nine months of fiscal 2020 when compared to the same period of fiscal 2019.

•
A net increase in general and administrative expenses of $1.4 million, predominantly related to an increase in compensation and benefits expense for the accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.

•
A net increase in preferred stock dividends of $1.0 million as a result of issuing a new series of preferred stock in fiscal 2019 and redeeming an existing series.  The new series has a principal value $35 million higher than the redeemed series, which increased preferred stock dividends by $1.5 million.  The new series has a lower coupon rate of 5.875% versus 6.75% on the redeemed series, which reduced preferred stock dividends by $492,000.

Increases:
•	A $266,000 increase in lease termination income in the first nine months of fiscal 2020 when compared with the corresponding prior period.
•	A $484,000 decrease in interest expense as a result of fully repaying our Facility in the fourth quarter of fiscal 2019 with proceeds from our new series of preferred stock.

FFO amounted to $9.2 million in the three months ended July 31, 2020 compared to $14.2 million in the comparable period of fiscal 2019.  The net decrease in FFO is attributable, among other things to:

Decreases:
•
An increase in uncollectable amounts in lease income of $1.4 million.  This increase was the result of an increase in our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  Many non-credit small shop tenants’ businesses were deemed non-essential by the states where they operate and forced to close for a portion of our third quarter until states loosened their restrictions and allowed almost all, of our tenants to re-open, although some with operational restrictions.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic, our non-credit small shop tenants will need to use most of their resources to re-establish their business footing, and any existing accounts receivable attributable to these tenants would most likely be uncollectable.

•
An increase in the write off of lease income in the third quarter for tenants in our portfolio whose future lease payments were deemed to be not probable of collection, requiring us under GAAP to convert revenue recognition for those tenants to cash-basis accounting.  This caused a write off of previously billed but unpaid lease income of $1.8 million and the reversal of accrued straight-line rents receivable for these aforementioned tenants of $910,000.

•	A net decrease in base rents predominantly caused by the vacating of Modell's, a tenant at our Ridgeway shopping center in Stamford, CT, as a result of that tenant filing for bankruptcy.
•
A net $783,000 decrease in variable lease income (cost recovery income) related to the COVID-19 pandemic.  In the third quarter of fiscal 2020, in response to the on-going COVID-19 pandemic, we lowered our percentage of recovery at most of our properties as a result of our assessment that many of our non-credit small shop tenants will have difficulty paying the full amounts required under their leases as a result of the COVID 19 pandemic.  This assessment was based on the fact that many smaller tenants’ businesses were deemed non-essential by the states where they operate and forced to close.

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At July 31, 2020	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$25,900	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,400	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,700	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,900	3.38%	Aug-2026

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

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of July 31, 2020, we had total mortgage debt of $299.9 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of July 31, 2020, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  We have good working relationships with each of the lenders to our notes, who are also the counterparties to our swap contracts.  We understand from our lenders and counterparties that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were achieved, we believe there would be no effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our promissory notes or our swap contracts will cease to be published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties, we cannot be certain of the impact on the Company. See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A of our annual report on Form 10-K for the fiscal year ended October 31, 2019 for more information.
At July 31, 2020, we had $35 million in borrowings outstanding on our Facility, which bears interest at Libor plus 1.35%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended July 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.  The COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the U.S. and global economy, as well as significant volatility and negative pressure in the financial markets.  During the early days of the pandemic, the tri-state area surrounding New York City was particularly hard hit.  As a result, like many U.S. states and cities, the tri-state area composed of Connecticut, New York and New Jersey imposed rules and regulations intended to control the spread of COVID-19, such as instituting “shelter-in-place” and “social distancing” orders, which forced many businesses to temporarily close, reduce their hours or significantly limit service for several months or more.  The COVID-19 outbreak and measures taken to prevent its spread have already resulted in significant negative economic impacts on many of our tenants, including inability to pay rent, and as a result, on our business.  It continues to have a significant impact on the larger U.S. and global economies as well, including a dramatic increase in national unemployment.
Since early summer, many (but not all) of these restrictions have been gradually lifted as the COVID-19 situation in the tri-state area has significantly improved, with most businesses now permitted to open at reduced capacity and under other limitations intended to control the spread of COVID-19.  While many of our tenants saw a surge in business during the initial weeks and months following re-opening, it is unclear whether this level of business activity is likely to be sustained, especially if the areas in which our properties are located experience a resurgence in COVID-19 cases and/or are subject to a re-imposition of previously lifted business restrictions.  Also, not all tenants experienced the same level of recovery.  For a number of our tenants that operate service and retail businesses involving high contact interactions with their customers, the negative impact of COVID-19 on their business has been particularly severe and the recovery more difficult, with customer traffic down significantly.
Many of our tenants also availed themselves of stimulus funds made available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act”).  The need for such funds, however, appears to be extending beyond the time period originally contemplated by the CARES Act.  If further stimulus funds or economic assistance is not forthcoming, some businesses may be unable to continue.  A number of tenants have already filed for bankruptcy protection, failed to re-open after stay-at-home and similar restrictions were lifted, or indicated their inability to continue their business for the long-term.
Tenants that experience deteriorating financial conditions may be unwilling or unable to pay rent on a timely basis, or at all.  In some cases, we have deferred or abated tenants’ rent obligations, but may need to further restructure tenant rent obligations if their businesses continue to suffer.  We may be unable to fully collect on deferred rents as a result of the tenant’s deteriorating business condition.  In other cases, state, local, federal and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations, prohibitions and moratoriums on evicting tenants unwilling or unable to pay rent.  In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our properties, and have limited ability to renew existing leases or sign new leases at projected rents.  We currently anticipate the above circumstances to negatively impact our revenues for at least the remainder of the year or potentially until a medical solution is achieved for COVID-19.

Moreover, the ongoing COVID-19 pandemic and continuing restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•	a deterioration in consumer sentiment and its impact on discretionary spending, which could negatively impact our tenants’ businesses;

•	negative public perception of the COVID-19 health risk, which may result in decreased foot traffic to our shopping centers and tenant businesses for an extended period of time;

•	an acceleration of changes in consumer behavior in favor of e-commerce, negatively impacting many of our tenants who rely heavily on their brick-and-mortar sales for profitability;

•
the inability of our tenants to meet their lease obligations or other obligations (including repayment of deferred rents) to us in full, or at all, or to otherwise seek modifications of such obligations or declare bankruptcy due to economic and business conditions, including high unemployment and reduced consumer discretionary spending;

•
the ability and willingness of new tenants to enter into leases during what is perceived to be uncertain times, the ability and willingness of our existing tenants to renew their leases upon expiration, and our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant;

•	the failure of certain of our tenants to reopen, resulting in co-tenancy claims as a result of the failure to satisfy occupancy thresholds;

•
the unavailability of further stimulus funds or economic assistance beyond that provided under The CARES Act and similar programs or the insufficiency of such funds to cover all of the tenant’s financial needs, including rent;

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

•
our ability to draw on our credit facility or obtain additional indebtedness or pay down, refinance, restructure or extend our indebtedness as it becomes due, and the negative impact of reductions in rent on financial covenants on corporate and/or property-level debt; and

•
issues related to remote working, including increased cybersecurity risk and other technology and communication issues, although our offices re-opened in late May in accordance with state guidelines and upon implementation of appropriate safety measures;

•	the event that a significant number of our employees, particularly senior members of our management team, become unable to work as a result of health issues related to COVID-19; and

•	the continued volatility of the trading prices of our Common Stock and Class A Common Stock.

Our operating results depend, in large part, on the ability of our tenants to generate sufficient income to pay their rents in a timely manner. Therefore, we reduced our quarterly dividend on our Class A Common stock and Common stock in the third and fourth quarters in an effort to preserve cash due to current economic uncertainty, and we may choose to do the same in the future. Additionally, we may in the future choose to pay distributions in our stock rather than solely in cash, which may result in our stockholders having a tax liability with respect to such distributions that exceeds the amount of cash received, if any.

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  We have repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, we have repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock. For the three months ended July 31, 2020, the Company did not repurchase any stock under the Current Repurchase Program.

From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

Index

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 8, 2020	and Principal Accounting Officer