Form 10-K
period 2020-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2021-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2020 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $25,177,380; Class A Common Shares, par value $.01 per share, $430,431,595.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 8, 2021 (latest date practicable): 10,179,502 Common Shares, par value $.01 per share, and 30,122,105 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 17, 2021 (certain parts as indicated herein) (Part III).

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generally be identified by such words as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should”, “will” or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  We caution not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, and the uncertainty regarding the efficacy and timing of vaccines and other medical responses to the pandemic.

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

At October 31, 2020, the Company owned or had equity interests in 81 properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in four states, containing a total of 5.3 million square feet of gross leasable area (“GLA”).  We seek to identify desirable properties, typically neighborhood and community shopping centers, for acquisition, which we acquire in the normal course of business.  In addition, we regularly review our portfolio and, from time to time, may sell certain of our properties.  For a description of the Company's properties and information about the carrying amount of the properties at October 31, 2020 and encumbrances, see Item 2. Properties and Schedule III located in Item 15.

We actively manage and supervise the operations and leasing of all of our properties. We also derive income from the management of 6 properties owned by third parties and in which we have no equity interest.

In addition to our business of owning and managing real estate, we are also involved in the beer, wine and spirits retail business, through our ownership of five subsidiary corporations formed as taxable REIT subsidiaries.  Each subsidiary corporation owns and operates a beer, wine and spirits retail store at one of our shopping centers.  To manage our operations, we have engaged an experienced third-party, retail beer, wine and spirits manager, which also owns many stores of its own.  Each of these stores occupies space at one of our shopping centers, fulfilling a strategic need for a beer, wine and spirits business at such shopping center.  These five stores are not currently providing material earnings in excess of what the Company would have earned from leasing the space to unrelated tenants at market rents.  However, these businesses are continuing to mature, and net sales and earnings may eventually become material to our financial position and net income.  Nevertheless, our primary business remains the ownership and management of real estate, and we expect that the beer, wine and spirts business will remain an ancillary aspect of our business model.  However, if the right opportunity presents itself, we may open additional beer, wine and spirits stores at other shopping centers if we determine that any such store would be a strategic fit for our overall business and the investment return analysis supports such a determination.

We derive other ancillary income from property related sources such as solar array installations and electrical vehicle charging stations.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.  The COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the U.S. and global economy, as well as significant volatility and negative pressure in the financial markets.  During the early days of the pandemic, the tri-state area surrounding New York City was particularly hard hit.  As a result, like many U.S. states and cities, the tri-state area composed of Connecticut, New York and New Jersey imposed rules and regulations intended to control the spread of COVID-19, such as instituting “shelter-in-place” and “social distancing” orders, which forced many businesses, including some of our tenants, to temporarily close, reduce their hours or significantly limit service for several months or more.  Since early summer, many (but not all) of these restrictions have been gradually lifted as the COVID-19 situation in the tri-state area has significantly improved, with most businesses now permitted to open at reduced capacity and under other limitations intended to control the spread of COVID-19.  The situation, however, has been evolving as we head deeper into the winter months.  See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Growth Strategy

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

●
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

●
invest in our properties for the long-term through regular maintenance, periodic renovations and capital improvements, enhancing their attractiveness to tenants and customers (e.g. curbside pick-up), as well as increasing their value;

●	leverage opportunities to increase GLA at existing properties, through development of pad sites and reconfiguring of existing square footage, to meet the needs of existing or new tenants;

●
proactively manage our leasing strategy by aggressively marketing available GLA, renewing existing leases with strong tenants, anticipating tenant weakness when necessary by pre-leasing their spaces and replacing below-market-rent leases with increased market rents, with an eye towards securing leases that include regular or fixed contractual increases to minimum rents;

●	improve and refine the quality of our tenant mix at our shopping centers;

●	maintain strong working relationships with our tenants, particularly our anchor tenants;

●	maintain a conservative capital structure with low leverage levels, ample liquidity and diverse sources of capital; and

●	control property operating and administrative costs.

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

Environmental Initiatives

We also seek to improve our properties in ways that provide additional ancillary revenue or value, while benefiting the environment and communities in which we have a presence.  For example, we have a robust alternative energy program, pursuant to which we have placed a number of solar panel installations on the roofs of our shopping centers and are working on additional installations.  We have also installed electric vehicle charging stations at a number of our properties, which we believe will not only benefit the environment but enhance customer experience at our shopping centers.  Other initiatives include converting incandescent and florescent lighting to LED at various properties and upgrading parking lot lighting systems to operate more efficiently.  While we are committed to environmental responsibility, we also believe that these initiatives need to be financially feasible and beneficial to the Company, which may require that these projects be completed over a period of time.  The Company will continue to seek financially responsible opportunities to reduce our carbon footprint and lower our energy usage, while improving the value of our properties.

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

Leasing Results

At October 31, 2020, our properties collectively had 987 leases with tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount stores, other local retailers and office tenants.  In addition, at our Yorktown, NY property, we have developed a portion of below grade space to a storage facility which currently has 557 storage tenants.  At October 31, 2020, the 75 consolidated properties were 90.4% leased and 88.5% occupied (see Results of Operations discussion in Item 7).  At October 31, 2020, we had equity investments in six properties which we do not consolidate; those properties were 91.1% leased.  We believe the properties are adequately covered by property and liability insurance.

A substantial portion of our operating lease income is derived from tenants under leases with terms greater than one year.  Most of the leases provide for the payment of monthly fixed base rentals and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2020, no single tenant comprised more than 8.2% of the total annual base rents of our properties. The following table sets forth a schedule of our ten largest tenants by percent of total annual base rent of our properties to total annual base rent for the year ended October 31, 2020.

Tenant	Number of Stores	% of Total Annual Base Rent of Properties
Stop & Shop	8	8.2%
CVS	10	4.7%
The TJX Companies	6	3.4%
Bed Bath & Beyond	3	2.8%
Acme	4	2.6%
ShopRite	3	2.0%
BJ's	3	1.6%
Staples	3	1.4%
Kings Supermarkets	2	1.2%
Walgreens	4	1.1%
	46	29.0%

See Item 2. Properties for a complete list of the Company’s properties.

The Company’s single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center (“Ridgeway”).

Ridgeway is located in Stamford, Connecticut and was developed in the 1950s and redeveloped in the mid-1990s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2020, Ridgeway revenues represented approximately 11.2% of the Company’s total revenues and its assets represented approximately 6.4% of the Company’s total assets at October 31, 2020. As of October 31, 2020, Ridgeway was 92% leased. The property’s largest tenants (by base rent) are:  The Stop & Shop Supermarket Company (20%), Bed, Bath & Beyond (14%) and Marshall’s Inc., a division of the TJX Companies (10%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets forth a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2020 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2021	6	51,087	$1,107,000	9.9%
2022	5	95,112	3,156,000	28.2%
2023	9	83,159	2,858,000	25.5%
2024	2	9,000	210,000	1.9%
2025	3	61,832	1,790,000	16.0%
2026	3	10,282	390,000	3.5%
2027	3	6,341	214,000	1.9%
2028	3	38,060	1,315,000	11.7%
2029	2	4,000	89,000	0.8%
2030	1	2,347	68,000	0.6%
Thereafter	-	-	-	-
Total	37	361,220	$11,197,000	100%

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

Compliance with Governmental Regulations

We, like others in the commercial real estate industry, are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations.  We may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties, as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property).  These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances.  This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property.  The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets.  In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

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

Competition

The real estate investment business is highly competitive. We compete for real estate investments with investors of all types, including domestic and foreign corporations, financial institutions, other real estate investment trusts, real estate funds, individuals and privately owned companies.  In addition, our properties are subject to local competition from the surrounding areas.  Our shopping centers compete for tenants with other regional, community or neighborhood shopping centers in the respective areas where our retail properties are located.  In addition, the retail industry is seeing greater competition from internet retailers who may not need to establish “brick and mortar” retail locations for their businesses. This may reduce the demand for traditional retail space in shopping centers like ours and other grocery-anchored shopping center properties.  Our few office buildings compete for tenants principally with office buildings throughout the respective areas in which they are located.  Leasing decisions are generally determined by prospective tenants on the basis of, among other things, rental rates, location, and the physical quality of the property and availability of space.

Human Capital

We believe that our employees are one of our greatest resources.  In order to attract and retain high performing individuals, we are committed to partnering with our employees to provide opportunities for their professional development and promote their well-being.  To that end, we have undertaken various initiatives, including the following:

•
providing department-specific training, access to online training seminars and opportunities to participate in industry conferences, as well as “Urstadtversity,” a company-wide training program that educates employees about various aspects of the real estate business through a regular speaker series;

•	introducing the next generation of real estate leaders through summer internship programs;
•	providing annual reviews and regular feedback to assist in employee development and providing opportunities for employees to provide suggestions to management and safely register complaints;
•	providing family leave, for example, for the birth or adoption of a child, as well as sick leave, that exceeds minimum regulatory requirements;
•	focusing on creating a workplace that values employee health and safety, and to that end providing expanded paid sick leave during the COVID-19 pandemic;
•
committing to the full inclusion of all qualified employees and applicants and providing equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act; and

•	appreciating the many contributions of a diverse workforce, understanding that diverse backgrounds bring diverse perspectives, resulting in unique insights.
Our executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  Urstadt Biddle Properties Inc. has 57 employees, all located at the Company’s executive offices.  Subsidiaries of the Company also employ an additional 38 full-time and part-time employees at other locations, and we believe our relationship with our employees is good.

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

Risks Related to COVID-19

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

Since early summer, many (but not all) of these restrictions have been gradually lifted as the COVID-19 situation in the tri-state area has significantly improved, with most businesses now permitted to open at reduced capacity and under other limitations intended to control the spread of COVID-19.  While many of our tenants saw a surge in business during the initial weeks and months following re-opening, it is unclear whether this level of business activity is likely to be sustained, especially if the areas in which our properties are located experience a resurgence in COVID-19 cases and/or are subject to a re-imposition of previously lifted business restrictions.  As the tri-state area heads deeper into winter, it has been experiencing micro-clusters of heightened infections, which has led to the re-imposition of temporary restrictions in these targeted areas, although none of these re-imposed restrictions have thus far required businesses to completely shut down.  Also, not all tenants experienced the same level of recovery.  For a number of our tenants that operate service and retail businesses involving high contact interactions with their customers, the negative impact of COVID-19 on their business has been particularly severe and the recovery more difficult.

Many of our tenants also availed themselves of stimulus funds made available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act”). A second COVID-19 federal stimulus package was enacted as part of the Consolidated Appropriations Act, 2021 (the "COVID Supplemental Appropriations Act") on December 27, 2020.  However, even with this additional stimulus, some businesses may be unable to continue.  A number of tenants have already filed for bankruptcy protection, failed to re-open after stay-at-home and similar restrictions were lifted, or indicated their inability to continue their business for the long-term.

Tenants that experience deteriorating financial conditions may be unwilling or unable to pay rent on a timely basis, or at all.  In some cases, we have deferred or abated tenants’ rent obligations, but may need to further restructure tenant rent obligations if their businesses continue to suffer.  We may be unable to fully collect on deferred rents as a result of the tenant’s deteriorating business condition.  In other cases, state, local, federal and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations, prohibitions and moratoriums on evicting tenants unwilling or unable to pay rent.  In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our properties, and have limited ability to renew existing leases or sign new leases at projected rents.  We currently anticipate the above circumstances to negatively impact our revenues until a medical solution is achieved for COVID-19.

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
•
The unavailability of further stimulus funds or economic assistance beyond that provided under the COVID Supplemental Appropriations Act, the CARES Act and similar programs or the insufficiency of such funds to cover all of the tenant’s financial results, including rent;

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

Our operating results depend, in large part, on the ability of our tenants to generate sufficient income to pay their rents in a timely manner. Therefore, we reduced our quarterly dividend on our Class A Common stock and Common stock in the third and fourth quarters when compared with pre-pandemic levels in an effort to preserve cash due to current economic uncertainty, and we may choose to do the same in the future. Additionally, we may in the future choose to pay distributions in our stock rather than solely in cash, which may result in our stockholders having a tax liability with respect to such distributions that exceeds the amount of cash received, if any.

The extent to which COVID-19, or any future pandemic or health crisis, impacts our business, operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, duration of such pandemic, actions taken to contain the pandemic or mitigate its impact, and the progress of science and the medical community in addressing the health risks. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19.  To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

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

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. With respect to each of our five consolidated joint ventures, McLean, Orangeburg, High Ridge, Dumont and New City, which we refer to as our DownREITs, we may not sell or transfer the contributed property through contractually agreed upon protection periods other than as part of a tax-deferred transaction under the Code or if the conditions exist which would give us the right to call all of the non-managing member units or partnership units, as applicable, following the death or dissolution of certain non-managing members or, in connection with the exercise of creditor's rights and remedies under the existing mortgage or any refinancing by the holder thereof (which will not constitute a violation of this restriction).  Because of these market, regulatory and contractual conditions, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders.

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2020, approximately 98.8% of our total revenues were from properties located in this area. Various factors may adversely affect a shopping center's profitability. These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment. They also include weather patterns and natural disasters that could have a more significant localized effect in the areas where our properties are concentrated.  The occurrence of natural disasters or severe weather conditions can delay new development projects, increase investment costs to repair or replace damaged properties, increase operation costs, increase future property insurance costs, and negatively impact the tenant demand for lease space.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could also adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2020, Ridgeway revenues represented approximately 11.2% of the Company's total revenues and approximately 6.4% of the Company's total assets at October 31, 2020.  The loss of Ridgeway or a material decrease in revenues from Ridgeway could have a material adverse effect on the Company.

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

Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our terms, and reduce their expected return.  As of October 31, 2020, we owned five of our operating properties through consolidated joint ventures and six through unconsolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly-owned properties, including the following:

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

In addition, with respect to our five consolidated joint ventures, McLean, Orangeburg, High Ridge, Dumont and New City, we have additional obligations to the limited partners and non-managing members and additional limitations on our activities with respect to those joint ventures.  The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture, with the Company required to provide such funds if the joint venture is unable to do so.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.  The right of these limited partners and non-managing members to put their equity interest to us could require us to expend cash, or issue Class A Common Stock of the REIT, at a time or under circumstances that are not desirable to us.

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

In addition, variable rate debt exposes us to changes in interest rates.  As of October 31, 2020, we had an outstanding balance of $35 million on our Unsecured Revolving Credit Facility ("Facility").   If interest rates were to rise, it would increase the amount of interest expense that we would have to pay.  This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.  In addition, we enter into interest rate hedging transactions, including interest rate swaps. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

We may be adversely affected by changes in LIBOR reporting practices, the method by which LIBOR is determined or the use of alternative reference rates.  As of October 31, 2020, we had approximately $126.6 million of mortgage notes outstanding that are indexed to the London Interbank Offered Rate (“LIBOR”). All of these mortgages are subject to interest rate swaps that convert the floating rates in the notes to a fixed interest rate. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. The Alternative Reference Rates Committee ("ARRC"), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate ("SOFR").  At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021 or June 2023, as applicable, the interest rates on our mortgage notes, which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limit does not apply to any shares of our stock beneficially owned by Elinor F. Urstadt (spouse of late Mr. Charles J. Urstadt, the Company’s former Chairman Emeritus), Willing L. Biddle (President & Chief Executive Officer), Catherine U. Biddle (director and spouse of Willing L. Biddle), Elinor P. Biddle (non-executive employee and daughter of Mr. & Mrs. Biddle), Dana C. Biddle (daughter of Mr. & Mrs. Biddle) and Charles D. Urstadt (son of Mr. & Mrs. Urstadt and brother of Mrs. Biddle) (together, the “Urstadt and Biddle Family Members”), but only to the extent that the aggregate value of all such stock does not exceed nineteen and ninety one-hundredth percent (19.9%) of the value of all of the company’s outstanding common stock, Class A common stock and preferred stock at any date of determination, unless at least two of the Urstadt and Biddle Family Members would separately be considered as among the five largest shareholders (which for this purpose requires ownership of at least 7.5%) based on value of shares (and determined after applying the ownership rules in Sections 542, 544 and 856(h) of the Code), in which case the maximum aggregate value of all shares of our stock beneficially owned by the Urstadt and Biddle Family Members is increased to twenty-seven percent (27.00%).  Together, the Urstadt and Biddle Family Members hold approximately 67.6% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A Common Stock. Directors and executive officers of the Company, excluding any Urstadt and Biddle Family Member, hold approximately 0.2%.  The ownership limitation may delay or discourage someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in their best interest.

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

In addition, we are subject to various provisions of Maryland law that impose restrictions and require affected persons to follow specified procedures with respect to certain takeover offers and business combinations, including combinations with persons who own 10% or more of our outstanding shares.  These provisions of Maryland law could delay, defer or prevent a transaction or a change of control that our stockholders might deem to be in their best interests.  As permitted by Maryland law, our charter provides that the “business combination” provisions of Maryland law described above do not apply to acquisitions of shares by the late Charles J. Urstadt, and our Board of Directors has determined that the provisions do not apply to Willing L. Biddle, or to Willing L. Biddle’s or the late Charles J. Urstadt’s spouses and descendants and any of their affiliates.  Consequently, unless such exemptions are amended or repealed, we may in the future enter into business combinations or other transactions with Mr. Willing L. Biddle or any of Mr. Willing L. Biddle’s or the late Mr. Charles J. Urstadt’s respective affiliates without complying with the requirements of the Maryland business combination statute.  Furthermore, shares acquired in a control share acquisition have no voting rights, except to the extent approved by the affirmative vote of two-thirds of all votes entitled to be cast on the matter, excluding all interested shares.  Under Maryland law, "control shares" are those which, when aggregated with any other shares held by the acquiror, allow the acquiror to exercise voting power within specified ranges.  The control share provisions of Maryland law also could delay, defer or prevent a transaction or a change of control which our stockholders might deem to be in their best interests.  As permitted by Maryland law, our bylaws provide that the "control shares" provisions of Maryland law described above will not apply to acquisitions of our stock.  As permitted by Maryland law, our Board of Directors has exclusive power to amend the bylaws and the board could elect to make acquisitions of our stock subject to the “control shares” provisions of Maryland law as to any or all of our stockholders. In view of the common equity securities controlled by Elinor F. Urstadt, for herself and in her capacity as the executor of Charles J. Urstadt’s estate, and Willing L. Biddle, either may control a sufficient percentage of the voting power of our common equity securities to effectively block approval of any proposal which requires a vote of our stockholders.

Our stockholder rights plan could deter a change of control.  We have adopted a stockholder rights plan.  This plan may deter a person or a group from acquiring more than 10% of the combined voting power of our outstanding shares of Common Stock and Class A Common Stock because, after (i) the person or group acquires more than 10% of the total combined voting power of our outstanding Common Stock and Class A Common Stock, or (ii) the commencement of a tender offer or exchange offer by any person (other than us, any one of our wholly owned subsidiaries or any of our employee benefit plans, or certain exempt persons), if, upon consummation of the tender offer or exchange offer, the person or group would beneficially own 30% or more of the combined voting power of our outstanding Common Stock and Class A Common Stock, number of outstanding Common Stock, or the number of outstanding Class A Common Stock, and upon satisfaction of certain other conditions, all other stockholders will have the right to purchase Common Stock and Class A Common Stock of the Company having a value equal to two times the exercise price of the right.  This would substantially reduce the value of the stock owned by the acquiring person.  Our board of directors can prevent the plan from operating by approving the transaction and redeeming the rights.  This gives our board of directors significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in us.  The rights plan exempts acquisitions of Common Stock and Class A Common Stock by Willing L. Biddle, as well as members of Willing L. Biddle’s and the late Charles J. Urstadt’s families and certain of their affiliates.

The concentration of our stock ownership or voting power limits our stockholders’ ability to influence corporate matters.  Each share of our Common Stock entitles the holder to one vote.  Each share of our Class A Common Stock entitles the holder to 1/20 of one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.  As of October 31, 2020, Elinor F. Urstadt, for herself and in her capacity as the executor of Charles J. Urstadt’s estate and Willing L. Biddle, our President and Chief Executive Officer, beneficially owned approximately 19.9% of the value of our outstanding Common Stock and Class A Common Stock, which together represented approximately 67.2% of the voting power of our outstanding common stock.  They therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or restricts our stockholders’ ability to influence corporate matters.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Properties

The following table sets forth information concerning each property at October 31, 2020.  Except as otherwise noted, all properties are 100% owned by the Company.

Retail Properties:	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Stamford, CT	1997	1950	2002	374,000	13.6	38	92%	Stop & Shop
Stratford, CT	1988	1978	2005	279,000	29.0	21	99%	Stop & Shop, BJ's
Scarsdale, NY (1)	2004	1958	2010	242,000	14.0	25	96%	ShopRite
New Milford, CT	2002	1972	2010	235,000	20.0	13	99%	Walmart
Riverhead, NY (2)		2014	2014	198,000	20.7	4	100%	Walmart
Danbury, CT		1989	1995	194,000	19.3	18	96%	Christmas Tree Shops
Carmel, NY (3)	2006	1971	2010	189,000	22.0	31	88%	Tops Markets
Brewster, NY	1998	1977	2019	176,000	23.0	25	73%	Acme Supermarket
Carmel, NY	1999	1983	1995	145,000	19.0	16	93%	ShopRite
Ossining, NY	2000	1978	1998	137,000	11.4	30	100%	Stop & Shop
Somers, NY		2002	2003	135,000	26.0	30	96%	Home Goods
Midland Park, NJ	1999	1970	2015	130,000	7.9	26	89%	Kings Supermarket
Pompton Lakes, NJ	2000	1965	2015	125,000	12.0	16	46%	Planet Fitness
Yorktown, NY	1997	1973	2005	121,000	16.4	14	83%	Staples
New Providence, NJ	2010	1965	2013	109,000	7.8	27	100%	Acme Markets
Newark, NJ		1995	2008	108,000	8.4	13	100%	Seabra Supermarket
Wayne, NJ	1992	1959	1992	105,000	9.0	43	94%	Whole Foods Market
Newington, NH	1994	1975	1979	102,000	14.3	5	81%	JoAnns Fabrics/Savers
Darien, CT	1992	1955	1998	96,000	9.5	24	99%	Stop & Shop
Emerson, NJ	2013	1981	2007	93,000	7.0	11	80%	ShopRite
Stamford, CT (7)	2013	1963 & 1968	2017	87,000	6.7	26	98%	Trader Joes
New Milford, CT		1966	2008	81,000	7.6	6	92%	Big Y
Somers, NY		1991	1999	80,000	10.8	34	99%	CVS
Montvale, NJ (2)	2010	1965	2013	77,000	9.9	12	58%	The Fresh Market
Orange, CT		1990	2003	77,000	10.0	12	92%	Trader Joes/TJ Maxx
Kinnelon, NJ	2015	1961	2015	76,000	7.5	13	100%	Marshalls
Orangeburg, NY (4)	2014	1966	2012	74,000	10.6	26	85%	CVS
Dumont, NJ (8)		1992	2017	74,000	5.5	31	97%	Stop & Shop
Stamford, CT	2000	1970	2016	74,000	9.7	16	98%	ShopRite (Grade A)
New Milford, CT		2003	2011	72,000	8.8	8	51%	Staples
Eastchester, NY	2013	1978	1997	70,000	4.0	12	100%	DeCicco's Market
Boonton, NJ	2016	1999	2014	63,000	5.4	10	100%	Acme Markets
Ridgefield, CT	1999	1930	1998	62,000	3.0	40	92%	Keller Williams
Fairfield, CT		1995	2011	62,000	7.0	3	100%	Marshalls
Bloomfield, NJ	2016	1977	2014	59,000	5.1	10	96%	Superfresh Supermarket
Yonkers, NY (6)		1982	2014	58,000	5.0	14	95%	Acme Markets
Cos Cob, CT	2008	1986	2014	48,000	1.1	28	90%	CVS
Briarcliff Manor, NY	2014	1975	2001	47,000	1.0	18	96%	CVS
Wyckoff, NJ	2014	1971	2015	43,000	5.2	15	96%	Walgreens
Westport, CT		1986	2003	40,000	3.0	6	27%	Julian's Pizza Kitchen & Bar
Old Greenwich, CT		1976	2014	39,000	1.4	12	92%	Kings Supermarket
Rye, NY		Various	2004	39,000	1.0	22	100%	A&S Deli
Derby, CT		2014	2017	39,000	5.3	6	94%	Aldi Supermarket
Passaic, NJ	2016	1974	2017	37,000	2.9	5	73%	Dollar Tree/Family Dollar
Danbury, CT	2012	1988	2002	33,000	2.7	5	91%	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4.0	7	55%	Rite Aid
Ossining, NY	2001	1981	1999	29,000	4.0	4	88%	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	24	59%	Squires
Stamford, CT	1995	1960	2016	27,000	1.1	7	92%	Federal Express
Waldwick, NJ		1953	2017	27,000	1.8	10	95%	United States Post Office
Yonkers, NY	1992	1955	2018	27,000	2.7	16	100%	AutoZone
Harrison, NY		1970	2015	26,000	1.6	12	93%	Key Foods
Pelham, NY	2014	1975	2006	25,000	1.0	9	100%	Manor Market
Eastchester, NY	2014	1963	2012	24,000	2.1	4	91%	CVS
Ridgefield, CT		1960	2018	23,000	2.7	12	97%	Asian Fusion Restaurant
Waldwick, NJ		1961	2008	20,000	1.8	1	100%	Rite Aid
Somers, NY		1987	1992	19,000	4.9	10	78%	Putnam County Savings Bank
Cos Cob, CT	1970	1947	2013	15,000	0.9	10	73%	AT&T Wireless
Riverhead, NY (2)		2000	2014	13,000	2.7	3	100%	Applebee's
Various (5)		Various	2013	11,000	3.0	4	100%	Restaurants
Greenwich, CT		1961	2013	10,000	0.8	6	100%	Wells Fargo Bank
Old Greenwich, CT (7)	2001	1941	2017	8,000	0.8	1	100%	CVS
Fort Lee, NJ		1967	2015	7,000	0.4	1	100%	H-Mart
Office Properties & Banks Branches
Greenwich, CT		Various	Various	58,000	2.8	18	100%	UBP
Bronxville & Yonkers		1960	2008 & 2009	19,000	0.7	5	100%	Peoples Bank , Chase Bank
Chester, NJ		1950	2013	9,000	2.0	-	0%	Vacant
Stamford, CT (7)	2012	1960	2017	4,000	0.5	1	100%	Chase Bank
New City, NY (9)		1973	2018	3,000	1.0	2	100%	Putnam County Savings Bank
				5,267,000	495.5	987

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
(4) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (44.6% ownership interest).
(5) The Company owns four separate free standing properties, two of which are occupied 100% by a Friendly's Restaurant and two by other restaurants. The properties are located in New York, New Jersey and Connecticut.
(6) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (53.0% ownership interest).
(7) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (16.3% ownership interest).
(8) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (36.4% ownership interest).
(9) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (84.3% ownership interest).

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated properties for leases in place as of October 31, 2020, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rents	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2021 (1)	245	466,252	$12,757,000	13%
2022	136	688,156	16,548,000	17%
2023	109	565,243	14,992,000	15%
2024	86	318,546	9,280,000	9%
2025	84	489,521	12,019,000	12%
2026	52	219,433	6,054,000	6%
2027	42	169,597	4,402,000	4%
2028	43	251,249	5,772,000	6%
2029	46	234,495	5,500,000	6%
2030	33	155,955	3,360,000	3%
Thereafter	36	525,130	8,835,000	9%
	912	4,083,577	$99,519,000	100%

(1)	Represents lease expirations from November 1, 2020 to October 31, 2021 and month-to-month leases.

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

Holders

At December 31, 2020 (latest date practicable), there were 519 shareholders of record of the Company's Common Stock and 585 shareholders of record of the Class A Common Stock.

Although the Company intends to continue to declare quarterly dividends on its Common shares and Class A Common shares, no assurances can be made as to the amounts of any future dividends.  The declaration of any future dividends by the Company is within the discretion of the Board of Directors and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors.  Two principal factors in determining the amounts of dividends are (i) the requirement of the Internal Revenue Code that a real estate investment trust distribute to shareholders at least 90% of its real estate investment trust taxable income, and (ii) the amount of the Company's available cash. For more information please see Item 7 included in this Annual Report on Form 10-K.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

The Board of Directors of the Company has approved a share repurchase program ("Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions.  For the three and twelve month periods ending October 31, 2020, the Company did not repurchase shares of any class of stock under the Program.  The Company has repurchased 195,413 shares of Class A Common Stock since the inception the Program.

Item 6.  Selected Financial Data.
(In thousands, except per share data)

	Year Ended October 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total Assets	$1,010,179	$1,072,304	$1,008,233	$996,713	$931,324

Revolving Credit Line	$35,000	$-	$28,595	$4,000	$8,000

Mortgage Notes Payable and Other Loans	$299,434	$306,606	$293,801	$297,071	$273,016

Preferred Stock Called For Redemption	$-	$75,000	$-	$-	$-

Operating Data:
Total Revenues	$126,745	$136,882	$134,722	$123,191	$115,814

Total Expenses and payments to noncontrolling interests	$100,604	$101,630	$99,690	$91,404	$84,359

Net Income	$26,070	$41,613	$42,183	$55,432	$34,605

Per Share Data:
Net Income from Continuing Operations - Basic:
Class A Common Stock	$0.23	$0.59	$0.68	$0.92	$0.57
Common Stock	$0.20	$0.53	$0.61	$0.82	$0.50

Net Income from Continuing Operations - Diluted:
Class A Common Stock	$0.22	$0.58	$0.67	$0.90	$0.56
Common Stock	$0.20	$0.52	$0.60	$0.80	$0.49

Cash Dividends Paid on:
Class A Common Stock	$0.77	$1.10	$1.08	$1.06	$1.04
Common Stock	$0.69	$0.98	$0.96	$0.94	$0.92

Other Data:

Net Cash Flow Provided by (Used in):
Operating Activities	$61,883	$72,317	$71,584	$62,995	$62,081

Investing Activities	$(18,820)	$(14,739)	$(20,540)	$18,761	$(82,072)

Financing Activities	$(96,347)	$26,216	$(49,433)	$(80,353)	$20,639

Funds from Operations (1)	$45,172	$51,955	$55,171	$43,203	$43,603

(1)
The Company has adopted the definition of Funds from Operations (FFO) suggested by the National Association of Real Estate Investment Trusts (NAREIT) and defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of properties plus real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures.  For a reconciliation of net income and FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14.  FFO does not represent cash flows from operating activities in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance.  The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.  FFO is presented to assist investors in analyzing the performance of the Company.  It is helpful as it excludes various items included in net income that are not indicative of the Company's operating performance.  However, comparison of the Company's presentation of FFO, using the NAREIT definition, to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.  For a further discussion of FFO, see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 14.

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

At October 31, 2020, we owned or had equity interests in 81 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 90.4% was leased (92.9% at October 31, 2019).  Of the properties owned by unconsolidated joint ventures, approximately 91.1% was leased (96.1% at October 31, 2019).

We have paid quarterly dividends to our shareholders continuously since our founding in 1969.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our property portfolio and tenants are estimates based on information available to us as of December 10, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change going forward, potentially significantly, and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for fiscal 2021 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the northeast region in which our properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, although limiting the operations of different categories of our tenants to varying degrees.  Since early summer, many (but not all) of these restrictions have been gradually lifted as the COVID-19 situation in the tri-state area significantly improved, with most businesses now permitted to open at reduced capacity and under other limitations intended to control the spread of COVID-19.  The situation, however, has been evolving as we head deeper into the winter months.

Moreover, not all tenants have been impacted in the same way or to the same degree by the pandemic and the measures adopted to control the spread of COVID-19.   For example, grocery stores, pharmacies and wholesale clubs have been permitted to remain fully open throughout the pandemic and have generally performed well given their focus on food and necessities.  Many restaurants have also been considered essential, although social distancing and group gathering limitations have generally prevented or limited dine-in activity, forcing them to evaluate alternate means of operations, such as outdoor dining, delivery and pick-up.  The large majority of our restaurant tenants are fast casual, rather than full-service restaurants.  For a number of our tenants that operate businesses involving high contact interactions with their customers, such as spas and salons, the negative impact of COVID-19 on their business has been more severe and the recovery more difficult.  Gyms and fitness tenants have experienced varying results. Dry cleaners have also suffered as a result of many workers continuing to work from home.  The following additional information reflects the impact of COVID-19 on our portfolio and tenants:

•
All 74 of our shopping centers or free-standing, net-leased retail bank or restaurant properties are open and operating, with 99.1% of our total tenants open and operating based on Annualized Base Rent (“ABR”).

•
All of our shopping centers include necessity-based tenants, with approximately 71.4% of our tenants (based on ABR) designated as “essential businesses” during the early stay-at-home period of the pandemic in the tri-state area or otherwise permitted to operate through curbside pick-up and other modified operating procedures in accordance with state guidelines.  These essential businesses are 99.0% open based on ABR.

•
Approximately 84% of our GLA is located in properties anchored by grocery stores, pharmacies and wholesale clubs, 6% of our GLA is located in outdoor retail shopping centers adjacent to regional malls and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 2% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York, three retail bank branches and one childcare center.  All six suburban office buildings are open with some restrictions on capacity based on state mandates and all of the retail bank branches are open.

•
As of December 10, 2020, we have received payment of approximately 86.0%, 83.3% and 89.8% of lease income, consisting of contractual base rent (leases in place without consideration of any deferral or abatement agreements), common area maintenance reimbursement and real estate tax reimbursement billed, respectively, for April 2020 through October 2020, the third quarter (May through July) of fiscal 2020 and the fourth quarter (August through October) of fiscal 2020, not including the application of any security deposits.

•
Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the pandemic when stay-at-home orders were in place and many businesses were required to close, but we have continued to receive a smaller number of new requests even after businesses have re-opened, and in some cases, follow-on requests from tenants to whom we had already provided temporarily rent relief.  We have been evaluating each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  In evaluating these requests, we have been considering many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, our assessment of the tenant’s long-term viability, the difficult or ease with which the tenant could be replaced, and other factors.  Although each negotiation has been specific to that tenant, most of these concessions have been in the form of deferred rent for some portion of rents due in April through December 2020, or longer, to be paid back over the later part of the lease, preferably within a period of one year or less.  In addition, some of these concessions have been in the form of rent abatements for some portion of tenant rents due in April through December or longer.

•
As of October 31, 2020, we had received 396 rent relief requests from our approximately 900 tenants in our consolidated portfolio. Subsequently, approximately 118 of the 396 tenants withdrew their request for rent relief or paid their rent in full. These remaining requests represent 35.0% of our ABR. As of October 31, 2020, we had completed lease amendments with approximately 234 of the tenants that had requested rent relief, representing deferments of approximately $3.4 million in lease income ($854,000 of our fourth quarter lease income) or approximately 3.5% of our ABR and abatements of approximately $1.4 million in lease income ($934,000 of our fourth quarter lease income) or approximately 1.4% of ABR. The weighted average payback period for the $3.4 million of deferred rents is 8.5 months.

Each reporting period we must make estimates as to the collectability of our tenants’ accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  As a result of this analysis, we have increased our allowance for doubtful accounts by $426,000 and $3.9 million in the three and twelve months ended October 31, 2020, respectively.  For the year ended October 31, 2020, this increase of $3.9 million represented approximately 4.0% of ABR.  Management has every intention of collecting as much of our billed rents, to the extent feasible, regardless of the requirement under Generally Accepted Accounting Principles ("GAAP") to reserve for uncollectable accounts.  In addition, the GAAP accounting standard governing leases requires, among other things, that if a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and any straight-line rental receivables would need to be reversed in the period that the collectability assessment is changed to not probable.  As a result of analyzing our entire tenant base, in the fiscal year ended October 31, 2020, we determined that 64 tenants’ future lease payments were no longer probable of collection (7.1% of our approximate 900 tenants) and, as a result of this assessment, in the three and twelve months ended October 31, 2020 we reversed previously billed lease income in the amount of $551,000 and $2.3 million, respectively.  For the year ended October 31, 2020, this $2.3 million represented approximately 2.4% of ABR.  In addition, as a result of this assessment, we reversed $179,000 and $1.1 million in the three and twelve months ended October 31, 2020, respectively, of accrued straight-line rent receivables related to these 64 tenants.  For the year ended October 31, 2020, this $1.1 million represented approximately 1.1% of ABR.  Both of these reversals, totaling $730,000 and $3.4 million in the three and twelve months ended October 31, 2020, respectively, result in a direct reduction of lease income on our consolidated income statement.

Each reporting period management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at October 31, 2020. The COVID-19 pandemic has however, significantly impacted many of the retail sectors in which our tenants operate, and if the effects of the pandemic are prolonged, it could have a significant adverse impact on the underlying industries of many of our tenants.  We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we would be required to take impairment charges and such amounts could be material. See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding impairment charges.

Actions Taken in Response to COVID-19

We have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•
Along with our tenants and the communities we together serve, the health and safety of our employees is our top priority. We have adapted our operations to protect employees, including by implementing a work-from-home policy in March 2020, which worked seamlessly with no disruption in our service to tenants and other business partners.  On May 20, 2020, in response to a change in the State of Connecticut's mandates, we re-opened our office at less than 50% capacity, with employees encouraged to continue working from home when feasible consistent with business needs.  We continue to closely monitor the recommendations and mandates of federal, state and local governments and health authorities to ensure the safety of our own employees as well as our properties.

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

•
To enhance our liquidity position and maintain financial flexibility, we borrowed $35 million under our Unsecured Revolving Credit Facility ("Facility") during March and April 2020 to fund capital improvements and for general corporate purposes.

•
At October 31, 2020, we had $40.8 million in cash and cash equivalents on our consolidated balance sheet, and an additional $64 million available under our Facility (excluding the $50 million accordion feature).

•
We do not have any unsecured debt maturing until August 2021. Additionally, we do not have any secured debt maturing until January 2022.  All maturing secured debt is generally below a 55% loan-to-value ratio, and we believe we will be able to refinance that debt. Construction related to three large re-tenanting projects, two for grocery stores and one for a national junior anchor, was completed during the second quarter and all three tenants are open and operating as of the date of this report.  We do not have any other material re-tenanting projects ongoing.

•
We have taken proactive measures to manage costs, including reducing, where possible, our common area maintenance spending. We have one ongoing construction project at one of our properties, with approximately $4.3 million remaining to complete the project.  Otherwise, only minimal construction is underway.  Further, we expect that the only material capital expenditures at our properties in the near term will be tenant improvements and/or other leasing costs associated with existing and new leases.

•
Although we continue to seek opportunities to acquire high-quality neighborhood and community shopping centers, we have temporarily redirected the executives in our acquisition department to help with lease negotiations.

•
On March 27, 2020, the President of the United States signed into law the CARES Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The Company has availed itself of some of the above benefits afforded by the CARES Act (other than what are commonly referred to as PPP loans).

•
On December 27, 2020, a second COVID-19 federal stimulus package was enacted as part of the Consolidated Appropriations Act, 2021 (the "COVID Supplemental Appropriations Act").  Among other things, the COVID Supplemental Appropriations Act will enhance various support features of the previously enacted CARES Act, increase unemployment payments and extend the time frame for unemployment benefits, and re-implement a modified version of the Paycheck Protection Program for small businesses and eligible non-profits.  As with the CARES Act, the Company has disseminated information about the COVID Supplemental Appropriations Act to our tenants through our website and general ledger system.

•
On December 15, 2020, our Board of Directors declared a quarterly dividend of $0.125 per Common share and $0.14 per Class A Common share to be paid on January 15, 2021 to holders of record on January 5, 2021, reduced approximately 50% from pre-pandemic dividend levels of $0.25 per Common share and $0.28 per Class A Common share.  The announced dividend level will preserve approximately $5.5 million of cash in the first quarter of fiscal 2021 when compared to our pre-pandemic dividend levels.  Given the reduction of operating cash flow and taxable income caused by tenants’ nonpayment of rent during the period from April through December 2020, the overall uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, and the importance of preserving our liquidity position, among other considerations, the Board determined after careful consideration of all information available to them at the time that reducing the quarterly dividend, when compared with the pre-pandemic level, is in the best interests of stockholders. Based on the Company’s updated taxable income projections for the fiscal year ending 2021, we will most likely need to pay dividends over the remainder of the fiscal year at higher levels in order to meet the distribution requirements necessary for it to continue qualifying as a REIT for U.S. federal income tax requirements.  The Board may determine that the increased level would be more appropriate towards the latter part of fiscal 2021 once, hopefully, a vaccine has become widely disseminated, the pandemic has begun to wane and the economy and our properties have returned to some normalcy.  We cannot, however, be certain as to the level or timing of any such dividend increase.  The Board declared the full contractual dividend on both our Series H and Series K Cumulative Preferred Stock, payable on January 29, 2021, to holders of record on January 15, 2021. Going forward, our Board of Directors will continue to evaluate our dividend policy.

We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of our tenants, and therefore our operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and such mitigation measures, among others. See “Risk Factors.”

Strategy, Challenges and Outlook

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

•
invest in our properties for the long term through regular maintenance, periodic renovations and capital improvements, enhancing their attractiveness to tenants and customers (e.g. curbside pick-up), as well as increasing their value;

•	leverage opportunities to increase GLA at existing properties, through development of pad sites and reconfiguring of existing square footage, to meet the needs of existing or new tenants;

•
proactively manage our leasing strategy by aggressively marketing available GLA, renewing existing leases with strong tenants, anticipating tenant weakness when necessary by pre-leasing their spaces and replacing below-market-rent leases with increased market rents, with an eye towards securing leases that include regular or fixed contractual increases to minimum rents;

•	improve and refine the quality of our tenant mix at our shopping centers;

•	maintain strong working relationships with our tenants, particularly our anchor tenants;

•	maintain a conservative capital structure with low debt levels; and

•	control property operating and administrative costs.

We believe our strategy of focusing on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, is being validated during the COVID-19 pandemic.  We believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants do not supply basic necessities.   During normal conditions, we believe that consumers generally prefer to purchase food and other staple goods and services in person, and even during the COVID-19 pandemic our supermarkets, pharmacies and wholesale clubs have been posting strong in-person sales.  Moreover, most of our grocery stores have also implemented or expanded curbside pick-up or partnered with delivery services to cater to the needs of their customers during this pandemic.

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

Moreover, due to the current disruptions in the economy and our marketplace as a result of the COVID-19 pandemic and resulting changes to the short-term and possibly even long-term landscape for brick-and-mortar retail, we anticipate that it will be more difficult to actively pursue and achieve certain elements of our growth strategy.  For example, it will likely be more difficult for us to acquire or sell properties in fiscal 2021 (or possibly beyond), as it may be difficult to value a property correctly given changing circumstances. Additionally, parties may be unwilling to enter into transactions during such uncertainty.  We may also be less willing to enter into developments or capital improvements that require large amounts of upfront capital if the expected return is perceived as delayed or uncertain.  We choose to borrow $35 million under our Facility during March and April 2020 to enhance our liquidity position and maintain financial flexibility, which is an approach consistent with many of our peers.  While we believe we still maintain a conservative capital structure and low debt levels, particularly relative to our peers, our profile may evolve based on changing needs.

We expect that our rent collections will continue to be below our tenants’ contractual rent obligations at least for as long as governmental orders require non-essential businesses to restrict business operations and individuals to adhere to social distancing policies, or potentially until a medical solution is achieved for COVID-19. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. April through November 2020 rental income collections and rent relief requests to date may not be indicative of collections or requests in any future period.

We continue to have active discussions with existing and potential new tenants for new and renewed leases. However, the uncertainty relating to the COVID-19 pandemic has slowed the pace of leasing activity and could result in higher vacancy rates than we otherwise would have experienced, a longer amount of time to fill vacancies and potentially lower rental rates.

As a REIT, we are susceptible to changes in interest rates, the lending environment, the availability of capital markets and the general economy.  The impacts of any changes are difficult to predict, particularly during the course of the current COVID-19 pandemic.

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

•
In December 2019, we closed on the sale of our property located in Bernardsville, NJ to an unrelated third party for a sale price of $2.7 million, pursuant to a contract we had entered into in August 2019, as that property no longer met our investment objectives. In accordance with GAAP, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019, and, accordingly, we recorded a loss on property held for sale of $434,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  Upon completion of the sale in December 2019, we realized an additional loss on sale of property of $86,000, which loss is included in continuing operations in the consolidated statement of income for the year ended October 31, 2020. This loss has been added back to our Funds from Operations (“FFO”) as discussed below in this Item 7.

•
In January 2020, we sold for $1.3 million a retail property located in Carmel, NY, as that property no longer met our investment objectives.  In conjunction with the sale, we realized a loss on sale of property in the amount of $242,000, which loss is included in continuing operations in the consolidated statement of income for the year ended October 31, 2020. This loss has been added back to FFO as discussed below in this Item 7.

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

•
In December 2020 (fiscal 2021), we closed on the sale of a 29,000 square foot portion of our property, which was recently converted into a condominium, located in Pompton Lakes, NJ to Lidl, a national grocery store company, for a sale price of $2.8 million.  We had entered into a purchase and sale agreement in January 2020, subject to various conditions.  In accordance with GAAP, that portion of the property met all the criteria to be classified as held for sale in September of fiscal 2020, and accordingly, we recorded a loss on property held for sale of $5.7 million, which loss is included in continuing operations in the consolidated statement of income for the year ended October 31, 2020. The amount of the loss represented the net carrying amount of that portion of the property over the fair value of that portion of the property, less the estimated cost to sell. This loss has been added back to our FFO as discussed below in this Item 7. Lidl will operate a grocery store on its portion of the property.  The 29,000 square foot portion of the property sold was approximately half of a vacant space that was previously leased and occupied by A&P.  A&P went bankrupt several years ago and the space had remained vacant.  In considering many options for the use of this space, we determined that the best course of action for the Company to maximize the value of the space was to sell this portion of the property to a leading grocery store company and to re-develop the balance of the 63,000 square foot space into 4,000 square feet of additional retail and a 50,000 square foot self-storage facility, which will be managed by Extra Space Storage.  The square footage of the self-storage facility reflects the intended vertical expansion of our retained space. We believe that once completed and leased, the self-storage facility will add approximately $7 million in value to the shopping center over and above our development costs.

Leasing
Rollovers

For the fiscal year 2020, we signed leases for a total of 405,000 square feet of predominantly retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 63,000 square feet at an average rental decrease of 10.8% on a cash basis, excluding 5,400 square feet of new leases for which there was no prior rent history available.  Renewals for 342,000 square feet of space previously occupied were signed at an average rental increase of 1.5% on a cash basis.

Tenant improvements and leasing commissions averaged $29 per square foot for new leases and $0.45 per square foot for renewals for the fiscal year ended 2020. The average term for new leases was 4 years and the average term for renewal leases was 4 years.

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

Traditionally, we have seen overall positive increases in rental income for renewal leases. With the uncertainty of the COVID-19 pandemic and the many unknown factors that we, our tenants and the commercial real estate industry face from the pandemic, it is difficult to predict leasing trends for new leases into the near future.

Significant Events with Impacts on Leasing

In March 2020, we delivered two spaces to Dollar Tree and Family Dollar, to replace a grocery tenant that had previously occupied a 30,600 square foot space at our Passaic, NJ property.  We signed new leases with these tenants in May 2019 for a large portion of the original 30,600 square foot space. Both of these stores are now open.

In April 2020, we delivered a 26,800 square foot junior anchor space at the Orange Meadows Shopping Center to the TJX Companies, Inc., which will operate a TJ Maxx store that is expected to open in March of 2021.  The space was delivered pursuant to a lease we signed in January 2019.

In January 2020, we delivered a 40,000 square foot grocery-store space at the Valley Ridge Shopping Center to Whole Foods Market, which opened in September 2020.  The space was delivered pursuant to a lease we signed in April 2018.

In December 2019, we delivered a 30,000 square foot grocery-store space at one of our Eastchester, NY properties to DeCicco’s Supermarket, which opened in October 2020.  The space was delivered pursuant to a lease we signed in August 2017.

In 2017, Toys R’ Us and Babies R’ Us (“Toys”) filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code, and subsequently liquidated the company.  Toys ground leased 65,700 square feet of space at our Danbury, CT shopping center.  In August 2018, this lease was purchased out of bankruptcy from Toys and assumed by a new owner.  The base lease rate for the 65,700 square foot space was and remains at $0 for the duration of the lease, and we did not have any other leases with Toys, so our cash flow was not impacted by the bankruptcy of Toys.  As of the date of this report, the new owner of this ground lease has informed us that they are selling the lease to a national retailer, however the transaction has not closed yet.

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

Liquidity and Capital Resources

Overview

At October 31, 2020, we had cash and cash equivalents of $40.8 million (see below), compared to $94.1 million at October 31, 2019.  Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  As a result of state mandates forcing many non-essential businesses to close or restricting store operations to help prevent the spread of COVID-19, many of our tenants are suffering.  Please see the "Impact of COVID-19" section earlier in this Item 7 for more information. In fiscal 2020, 2019 and 2018, net cash flow provided by operations amounted to $61.9 million, $72.3 million and $71.6 million, respectively.

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

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for fiscal years ended October 31, 2020, 2019 and 2018 totaled $30.0 million, $42.6 million and $41.6 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve-month period, primarily by generating net cash from the operation of our properties.   As a result of the COVID-19 pandemic, we have made a number of concessions in the form of deferred rents and rent abatements, as more extensively discussed under the “Impact of Covid-19” section earlier in this Item 7.  To the extent rent deferral arrangements remain collectible, it will reduce operating cash flow in the near term but most likely increase operating cash flow in future periods.  This process is ongoing.

On December 15, 2020, our Board of Directors declared a quarterly dividend of $0.125 per Common share and $0.14 per Class A Common share to be paid on January 15, 2021 to holders of record on January 5, 2021, reduced approximately 50% from pre-pandemic levels.  The announced dividend level will preserve approximately $5.5 million of cash in the first quarter of fiscal 2021 when compared to our pre-pandemic dividend levels.  The Board declared the full contractual dividend on both our Series H and Series K Cumulative Preferred Stock, payable on January 29, 2021 to holders of record on January 15, 2021. Going forward, our Board of Directors will continue to evaluate our dividend policy and adjust the levels accordingly based on their assessment of how the pandemic is affecting the cash flow of the Company and the level of distributions required to allow the Company to continue to qualify as a REIT for Federal Income tax purposes.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our five consolidated joint venture entities, McLean Plaza Associates, LLC, UB Orangeburg, LLC, UB High Ridge, LLC, UB Dumont I, LLC and UB New City I, LLC, have the right to require us to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 5 to the financial statements included in Item 8 of this Report on Annual Report on Form 10-K.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our debt level low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the fiscal year ended October 31, 2020, we paid approximately $22.3 million for property improvements, tenant improvements and leasing commission costs ($1.9 million representing property improvements, $11.3 million in property improvements related to our Stratford project (see paragraph below) and approximately $9.1 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $7.6 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during fiscal 2021.  This amount is inclusive of commitments for the Stratford, CT development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.  As a result of the ongoing COVID-19 pandemic, we have suspended all significant capital improvement projects other than the completion of our Stratford, CT project discussed below.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We completed one pad-site building totaling approximately 3,200 square feet, which is 75% leased to Chipotle, and a self-storage facility of approximately 131,000 square feet, which will be managed for us by Extra Space Storage. In addition, we will be building a second pad site, which is leased to a national restaurant company but construction has not begun while we complete a billboard relocation on the site. We anticipate the total development cost will be approximately $18.2 million (excluding land acquisition cost), of which we have already funded $13.4 million as of October 31, 2020 and plan on funding the balance with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 7.

Financing Strategy, Unsecured Revolving Credit Facility and Other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $299.4 million primarily consist of $1.7 million in variable rate debt with an interest rate of 5.0%  as of October 31, 2020 and $297.7 million in fixed-rate mortgage loan and unsecured note indebtedness with a weighted average interest rate of 4.1% at October 31, 2020.  The mortgages are secured by 24 properties with a net book value of $540 million and have fixed rates of interest ranging from 3.5% to 4.9%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.

In addition, from time to time we have amounts outstanding on our Facility (see below) that are not fixed through an interest rate swap or otherwise. See “Item 7.A. Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information on our interest rate risk.  At October 31, 2020, we had $35 million outstanding on our Facility.

We currently maintain a ratio of total debt to total assets below 33% and a fixed charge coverage ratio of over 3.28 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 51 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At October 31, 2020, we had borrowing capacity of $64 million on our Facility.  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on these and other restrictions.

Unsecured Revolving Credit Facility and Other Property Financings

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, Bank of Montreal and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2021.  Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or BNY Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of October 31, 2020, we had $35 million in outstanding borrowings on the Facility.  Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  As discussed above, the principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at October 31, 2020.  We are currently in the process of working on an extension of our revolver, which we hope to complete in our first or second quarter of fiscal 2021.

During the year ended October 31, 2020, we borrowed $35 million on our Facility to fund capital improvements to our properties and for general corporate purposes.

See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a further description of mortgage financing transactions in fiscal 2020 and 2019.

Net Cash Flows from Operating Activities

Variance from fiscal 2019 to 2020:

The decrease in operating cash flows when compared with the corresponding prior period was primarily related to an increase in our tenant accounts receivable, or a reduction of lease income related to the impact of the COVID-19 pandemic and increase in other assets offset by an increase in accounts payable and accrued expenses.

Variance from fiscal 2018 to 2019:

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

Net Cash Flows from Investing Activities

Variance from 2019 to 2020:

The increase in net cash flows used in investing activities in the year ended October 31, 2020 when compared to the corresponding prior period was the result of one of our unconsolidated joint ventures selling a property in fiscal 2019 and distributing our share of the sales proceeds to us in the amount of $6.0 million.  The increase was further accentuated by our investing an additional $3.7 million in our properties in fiscal 2020 when compared with fiscal 2019.  In addition, we generated $5.7 million less in net proceeds from the purchase and sale of marketable securities in fiscal 2020 when compared to the corresponding period of fiscal 2019. This net increase was offset by our purchasing one property in fiscal 2019 for $11.8 million.  We did not purchase any properties in fiscal 2020.

Variance from 2018 to 2019:

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

Net Cash Flows from Financing Activities

Cash generated:

Fiscal 2020: (Total $35.2 million)
●	Proceeds from revolving credit line borrowings in the amount of $35.0 million.

Fiscal 2019: (Total $178.9 million)
●	Proceeds from revolving credit line borrowings in the amount of $25.5 million.
●	Proceeds from mortgage financing of $47 million.
●	Proceeds from the issuance of a new series of preferred stock totaling $106.2 million.

Fiscal 2018: (Total $43.8 million)
●	Proceeds from revolving credit line borrowings in the amount of $33.6 million.
●	Proceeds from mortgage financing of $10 million.

Cash used:

Fiscal 2020: (Total $131.5 million)
●	Dividends to shareholders in the amount of $44.2 million.
●	Repayment of mortgage notes payable in the amount of $7.1 million.
●	Acquisitions of noncontrolling interests in the amount of $3.9 million.
●	Redemption of preferred stock series in the amount of $75.0 million.

Fiscal 2019: (Total $152.7 million)
●	Dividends to shareholders in the amount of $55.4 million.
●	Repayment of mortgage notes payable in the amount of $33.4 million.
●	Repayment of revolving credit line borrowings in the amount of $54.1 million.
●	Additional acquisitions and distributions to noncontrolling interests of $9.5 million.

Fiscal 2018: (Total $87.3 million)
●	Dividends to shareholders in the amount of $53.9 million.
●	Repayment of mortgage notes payable in the amount of $24.1 million.
●	Repayment of revolving credit line borrowings in the amount of $9 million.

Results of Operations

Fiscal 2020 vs. Fiscal 2019

The following information summarizes our results of operations for the years ended October 31, 2020 and 2019 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2020	2019	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 1)
Base rents	$99,387	$100,459	$(1,072)	(1.1)%	$(351)	$(721)
Recoveries from tenants	28,889	32,784	(3,895)	(11.9)%	(9)	(3,886)
Uncollectable amounts in lease income	(3,916)	(956)	2,960	309.6%	-	2,960
ASC Topic 842 cash basis lease income reversal	(3,419)	-	(3,419)	(100.0)%	(9)	(3,410)
Lease termination	705	221	484	219.0%	-	484
Other income	5,099	4,374	725	16.6%	(241)	966

Operating Expenses
Property operating	19,542	22,151	(2,609)	(11.8)%	(264)	(2,345)
Property taxes	23,464	23,363	101	0.4%	(74)	175
Depreciation and amortization	29,187	27,930	1,257	4.5%	(99)	1,356
General and administrative	10,643	9,405	1,238	13.2%	n/a	n/a

Non-Operating Income/Expense
Interest expense	13,508	14,102	(594)	(4.2)%	303	(897)
Interest, dividends, and other investment income	398	403	(5)	(1.2)%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2020 and 2019 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents decreased by 1.1% to $99.4 million for the fiscal year ended October 31, 2020 as compared with $100.5 million in the comparable period of 2019.  The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:
In fiscal 2019, we purchased one property totaling 177,000 square feet, and sold one property totaling 10,100 square feet.  In fiscal 2020, we sold two properties totaling 18,100 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the year ended October 31, 2020 when compared with fiscal 2019.

Properties Held in Both Periods:

Revenues

Base Rent
The net decrease in base rents for the fiscal year ended October 31, 2020, when compared to the corresponding prior period was predominantly caused by a decrease in base rent revenue at seven properties related to tenant vacancies.  The most significant of these vacancies were the vacating of TJ Maxx at our New Milford, CT property, the vacancy of two tenants at our Bethel, CT property, the vacancy of three tenants at our Cos Cob, CT property, the vacancy of two tenants at our Orange, CT property, the vacancy of five tenants at our Katonah, NY property and the vacancy caused by the bankruptcy of Modell's at our Ridgeway shopping center in Stamford, CT. In addition, base rent decreased as a result of providing a rent reduction for the grocery store tenant at our Bloomfield, NJ property.  This net decrease was partially offset by an increase in base rents at most properties related to normal base rent increases provided for in our leases, new leasing at some properties and base rent revenue related to two new grocery store leases and one junior anchor lease for which rental recognition began in fiscal 2020.  The new grocery tenants are Whole Foods at our Valley Ridge shopping center in Wayne, NJ and DeCicco's at our Eastchester, NY property.  The new junior anchor tenant is TJX at our property located in Orange, CT.

In fiscal 2020, we leased or renewed approximately 405,000 square feet (or approximately 8.9% of total GLA).  At October 31, 2020, the Company’s consolidated properties were 90.4% leased (92.9% leased at October 31, 2019).

Tenant Recoveries
For the fiscal year ended October 31, 2020, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $3.9 million when compared with the corresponding prior period. The decrease was the result of having lower common area maintenance expenses in fiscal 2020 when compared with fiscal 2019.  This decrease was caused by significantly lower snow removal costs in the winter of 2020 when compared with the winter of 2019.  In addition, throughout our third and fourth quarters of fiscal 2020, in response to the COVID-19 pandemic we made a conscious effort to reduce common area maintenance costs at our shopping centers to help reduce the overall tenant reimbursement rents charged to our tenants.  In addition, the reduction was caused by a negative variance relating to reconciliation of the accruals for real estate tax recoveries billed to tenants in the first half of fiscal 2019 and 2020.  The decrease was further accentuated by accruing a lower percentage of recovery at most of our properties as a result of our assessment that many of our smaller local tenants will have difficulty paying the full amounts required under their leases as a result of the COVID-19 pandemic.  This assessment was based on the fact that many smaller tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of fiscal 2020.  These net decreases were offset by increased tax assessments at our other properties held in both periods, which increases the amount of tax due and the amount billed back to tenants for those billings.

Uncollectable Amounts in Lease Income
In the fiscal year ended October 31, 2020, uncollectable amounts in lease income increased by $3.0 million when compared to fiscal 2019.  This increase was predominantly the result of our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  Many non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of fiscal 2020.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic, our non-credit small shop tenants will need to use most of their resources to re-establish their business footing and any existing accounts receivable attributable to these tenants would most likely be uncollectable.

ASC Topic 842 Cash Basis Lease Income Reversals
The Company adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires amongst other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant and in addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of analyzing our entire tenant base, we determined that as a result of the COVID-19 pandemic 64 tenants' future lease payments were no longer probable of collection (7.1% of our approximate 900 tenants), and as a result of this assessment in fiscal 2020, we reversed $2.3 million of previously billed lease income that was uncollected, which represented 2.4% of our ABR.  In addition, as a result of this assessment, we reversed $1.1 million of accrued straight-line rent receivables related to these 64 tenants, which equated to an additional 1.1% of our ABR. These reductions are a direct reduction of lease income in fiscal 2020.

Expenses

Property Operating
In the fiscal year ended October 31, 2020, property operating expenses decreased by $2.3 million as a result of a large decrease in snow removal costs and parking lot repairs in fiscal 2020 when compared with fiscal 2019 and an overall reduction of other common area maintenance expenses as a result of COVID-19 pandemic as discussed above.

Property Taxes
In the fiscal year ended October 31, 2020, property tax expense was relatively unchanged when compared with the corresponding prior period.  In the first half of fiscal 2020, one of our properties received a large real estate tax expense reduction as a result of a successful tax reduction proceeding. This decrease was offset by increased tax assessments at our other properties held in both periods, which increased the amount of tax due.

Interest
In fiscal year ended October 31, 2020, interest expense decreased by $897,000 when compared with the corresponding prior period, as a result of a reduction in interest expense related to our Facility.  In October 2019, we used a portion of the proceeds from a new series of preferred stock to repay all amounts outstanding on our Facility.  In addition, the decrease was caused by our repayment of a mortgage secured by our Rye, NY properties at the end of fiscal 2019 with available cash, which reduced interest expense by $183,000.

Depreciation and Amortization
In the fiscal year ended October 31, 2020, depreciation and amortization increased by $1.4 million when compared with the prior period, primarily as a result of a write-off of tenant improvements related to tenants that vacated our Danbury, CT, Newington, NH, Derby, CT and Stamford, CT properties in fiscal 2020 and increased depreciation for tenant improvements for large re-tenanting projects at our Orange, CT and Wayne, NJ properties.

General and Administrative Expenses
In the fiscal year ended October 31, 2020, general and administrative expenses increased by $1.2 million when compared with the corresponding prior period, primarily as a result of an increase of $1.4 million in restricted stock compensation expense in the second quarter of fiscal 2020 for the accelerated vesting of the grant value of restricted stock for our former Chairman Emeritus when he passed away in the second quarter of fiscal 2020.

Fiscal 2019 vs. Fiscal 2018

The following information summarizes our results of operations for the years ended October 31, 2019 and 2018 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2019	2018	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 2)
Base rents	$100,459	$96,943	$3,516	3.6%	$2,816	$700
Recoveries from tenants	32,784	31,144	1,640	5.3%	1,091	549
Uncollectable amounts in lease income	(956)	(857)	(99)	11.6%	-	(99)
Lease termination	221	3,795	(3,574)	(94.2)%	-	(3,574)
Other income	4,374	3,697	677	18.3%	270	407

Operating Expenses
Property operating	22,151	22,235	(84)	(0.4)%	990	(1,074)
Property taxes	23,363	21,167	2,196	10.4%	820	1,376
Depreciation and amortization	27,930	28,327	(397)	(1.4)%	412	(809)
General and administrative	9,405	9,223	182	2.0%	n/a	n/a

Non-Operating Income/Expense
Interest expense	14,102	13,678	424	3.1%	213	211
Interest, dividends, and other investment income	403	350	53	15.1%	n/a	n/a

Note 2 – Properties held in both periods includes only properties owned for the entire periods of 2019 and 2018 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 3.6% to $100.5 million in fiscal 2019, as compared with $96.9 million in the comparable period of 2018.  The increase in base rents and the changes in other income statement line items were attributable to:

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

Expenses

Property Operating
In the fiscal year ended October 31, 2019, property operating expenses decreased by $1.1 million when compared with the corresponding prior period, predominantly as a result of a decrease in snow removal costs at our properties owned in both periods.

Property Taxes
In the fiscal year ended October 31, 2019, property taxes increased by $1.4 million when compared with the corresponding prior period, as a result of an increase in property tax assessments for a number of our properties owned in both periods, specifically those located in Stamford, CT.

Interest
In the fiscal year ended October 31, 2019, interest expense increased by a net $211,000 when compared with the corresponding prior period as a result of the Company having a larger balance drawn on its Facility for a large portion of fiscal 2019 when compared with the corresponding prior periods, offset by mortgage refinancings at lower interest rates than the refinanced mortgage notes.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2020, 2019 and 2018 (amounts in thousands):

	Year Ended October 31,
	2020	2019	2018

Net Income Applicable to Common and Class A Common Stockholders	$8,533	$22,128	$25,217

Real property depreciation	22,662	22,668	22,139
Amortization of tenant improvements and allowances	4,694	3,521	4,039
Amortization of deferred leasing costs	1,737	1,652	2,057
Depreciation and amortization on unconsolidated joint ventures	1,499	1,505	1,719
(Gain)/loss on sale of properties	6,047	19	-
Loss on sale of property of unconsolidated joint venture	-	462	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$45,172	$51,955	$55,171

FFO amounted to $45.2 million in fiscal 2020 compared to $52.0 million in fiscal 2019 and $55.2 million in fiscal 2018.

The net decrease in FFO in fiscal 2020 when compared with fiscal 2019 was predominantly attributable, among other things, to:

Decreases:
•
A net decrease in base rents for the fiscal year ended October 31, 2020, when compared to the corresponding prior period caused by a decrease in base rent revenue at seven properties related to tenant vacancies offset by an increase in base rents at most properties related to normal base rent increases provided for in our leases, new leasing at some properties and base rent revenue related to two new grocery store leases and one junior anchor lease for which rental recognition began in fiscal 2020.  Please see operating expense variance explanations earlier in this Item 7.

•
An increase in uncollectable amounts in lease income of $3.0 million.  This increase was the result of our assessment of the collectability of existing non-credit small shop tenants' receivables given the ongoing COVID-19 pandemic.  Many non-credit, small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of our fiscal year, until states loosened their restrictions and allowed almost all businesses to re-open, although some with operational restrictions.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic, our non-credit, small shop tenants will need to use most of their resources to re-establish their business footing, and any existing accounts receivable attributable to those tenants would most likely be uncollectable.

•
An increase in the write-off of lease income for tenants in our portfolio whose future lease payments were deemed to be not probable of collection, requiring us under GAAP to convert revenue recognition for those tenants to cash-basis accounting.  This caused a write off of previously billed but unpaid lease income of $2.3 million and the reversal of accrued straight-line rents receivable for these aforementioned tenants of $1.1 million.

•
A decrease in variable lease income (cost recovery income) related to the COVID-19 pandemic.  In fiscal 2020, we lowered our percentage of recovery at most of our properties as a result of our assessment that many of our non-credit, small shop tenants will have difficulty paying the amounts required under their leases as a result of the COVID 19 pandemic.  This assessment was based on the fact that many smaller tenants' businesses were deemed non-essential by the states where they operate and temporarily forced to close.

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

•
A net increase in preferred stock dividends of $861,000 as a result of issuing a new series of preferred stock in fiscal 2019 and redeeming an existing series.  The new series has a principal value $35 million higher than the redeemed series which increased preferred stock dividends by $1.5 million, which included one month of dividends in fiscal 2019 and a full year in fiscal 2020.  The new series has a lower coupon rate of 5.875% versus 6.75% on the redeemed series, which reduced preferred stock dividends by $656,000 in fiscal 2020 when compared with fiscal 2019.

Increases:
•	A $484,000 increase in lease termination income in fiscal 2020 when compared with the corresponding prior period.
•	A $594,000 decrease in interest expense as a result of fully repaying our Facility in the fourth quarter of fiscal 2019 with proceeds from our new series of preferred stock.
•
A $446,000 decrease in payments to noncontrolling interests as a result of redeeming units valued at $768,000 in fiscal 2020 and a reduction in the amount of distributions to noncontrolling interests for distributions based on the reduced dividend on our Class A Common stock.

•	In fiscal 2019 we issued notice of redemption of our Series G preferred stock and realized preferred stock redemption charges of $2.4 million.

The net decrease in FFO in fiscal 2019 when compared with fiscal 2018 was predominantly attributable, among other things, to:

Decreases:
•	The receipt of a $3.7 million one-time lease termination payment in the second quarter of fiscal 2018 from a grocery store tenant that wanted to terminate its lease early.
•
An increase of $725,000 in base rent in the third quarter of fiscal 2018 related to the amortization of a below market rent in accordance with ASC Topic 805 for a grocery store tenant who was evicted and whose lease was terminated at our Passaic property.

•	An increase in interest expense as a result of having a greater amount outstanding on our Facility in the fiscal year ended 2019 when compared with the corresponding prior periods.
•	$2.4 million in preferred stock redemption charges relating to our calling our Series G preferred stock for redemption on October 1, 2019.
•
An increase of $539,000 in preferred stock dividends as a result of having a new series of preferred stock outstanding for the month of October 2019.  We redeemed our Series G preferred stock on November 1, 2019.

Increases:
•	$403,000 gain on sale of marketable securities in fiscal 2019 when we sold all of our marketable securities.
•	Additional net income generated from properties acquired in fiscal 2018 and fiscal 2019.
•
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

		Principal Balance
Joint Venture Description	Location	Original Balance	At October 31, 2020	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$25,700	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,300	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,600	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,800	3.38%	Aug-2026

Contractual Obligations

Our contractual payment obligations as of October 31, 2020 were as follows (amounts in thousands):

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgage notes payable and other loans	$299,434	$7,252	$55,986	$6,233	$25,000	$86,295	$118,668
Interest on mortgage notes payable	66,652	13,043	11,775	10,281	8,832	6,252	16,469
Capital improvements to properties*	7,649	7,649	-	-	-	-	-
Total Contractual Obligations	$373,735	$27,944	$67,761	$16,514	$33,832	$92,547	$135,137

*Includes committed tenant-related obligations based on executed leases as of October 31, 2020.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of October 31, 2020, we had total mortgage debt and other notes payable of $299.4 million,  $297.7 million for which interest was based on fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts, and $1.7 million of which interest was based on a variable rate (see below).

Our fixed-rate debt presents inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of October 31, 2020, we had eight open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in August 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in July 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in April 2029 and the Dumont, NJ swap expires in August 2028, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  We have good working relationships with each of the lenders to our notes, who are also the counterparties to our swap contracts.  We understand from our lenders and counterparties that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were achieved, we believe there would be no effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our promissory notes or our swap contracts will cease to be published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties, we cannot be certain of the impact on the Company. See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A of our annual report on Form 10-K for more information.

At October 31, 2020, we had $35.0 million outstanding on our Facility, which bears interest at LIBOR plus 1.35%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% annum.

In addition, we purchased a property in March of fiscal 2018 and financed a portion of the purchase price with unsecured notes held by the seller of the property.  The unsecured notes require the payment of interest only.  $1.5 million of the notes bear interest at a fixed rate of 5.05% and $1.7 million of the notes bear interest at a variable rate of interest based on the level of our Class A Common stock dividend, currently 2.88% as of October 31, 2020.  If the level of our Class A Common dividend rises, it will increase the interest rate on the $1.7 million in notes.

The following table sets forth the Company’s long-term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2020 (amounts in thousands, except weighted average interest rate):

	For the Fiscal Year Ended October 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Estimated Fair Value
Mortgage notes payable and other loans	$7,252	$55,986	$6,233	$25,000	$86,295	$118,668	$299,434	$316,483

Weighted average interest rate for debt maturing	n/a	4.42%	n/a	4.14%	3.95%	4.00%	4.07%

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2020 and 2019.

Item 9A.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2020, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2020.  The Company's independent registered public accounting firm, PKF O'Connor Davies, LLP has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

Opinion on Internal Control over Financial Reporting

We have audited Urstadt Biddle Properties Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2020, and our report dated January 12, 2021, expressed an unqualified opinion thereon.

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
January 12, 2021

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2021 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions “Election of Directors”, “Information Concerning Continuing Directors and Executive Officers”, “Corporate Governance and Board Matters”, “Delinquent Section 16(a) Reports” and other information included in the Proxy Statement and is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2021 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, and as part of the executive compensation and director related compensation tables and other information included in the Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2021 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions, “Equity Compensation Plans”, “Security Ownership of Certain Beneficial Owners and Management” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2021 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Corporate Governance and Board Matters”, “Certain Relationships and Related Party Transactions” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2021 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption “Fees Billed by Independent Registered Public Accounting Firm” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

A.	Index to Financial Statements and Financial Statement Schedule

1.	Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 30 are filed as part of this Annual Report.

2.	Financial Statement Schedule --

The financial statement schedule required by this Item is filed with this report and are listed in the accompanying index to financial statements on Page 30.  All other financial statement schedules are not applicable.

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

4.3	Series H Preferred Shares: See Exhibits 3.1 (a)-(p) hereto.

4.4	Series I Preferred Shares: See Exhibits 3.1 (a)-(p) hereto.

4.5	Series J Preferred Shares: See Exhibits 3.1 (a)-(p) hereto.

4.6	Series K Preferred Shares: See Exhibits 3.1 (a)-(p) hereto.

4.7	Description of Registrant’s Securities.*

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

10.7
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 15, 2008 (SEC File No. 001-12803)).#

10.8
Change in Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 17, 2008 (SEC File No. 001-12803)).#

10.9
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on March 31, 2014 (SEC File No. 001-12803)). #

10.10
Change in Control Agreement, dated June 7, 2016, between the Company and Miyun Sung (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on January 11, 2019 (SEC File No. 001-12803).#

10.11
Change in Control Agreement, dated January 9, 2020, between the Company and Charles D. Urstadt (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K filed on January 10, 2020 (SEC File No. 001-12803).#

10.12
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt and Willing L. Biddle (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 26, 2007 (SEC File No. 001-12803)).#

10.13
Amended and Restated Credit Agreement, dated August 23, 2016, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and BMO Capital Markets, as Co-Syndication Agent, and Wells Fargo Bank, N.A., as Co-Syndication Agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 26, 2016 (SEC File No. 001-12803)).

10.14
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

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2020	October 31, 2019
ASSETS
Real Estate Investments:
Real Estate – at cost	$1,149,182	$1,141,770
Less: Accumulated depreciation	(261,325)	(241,154)
	887,857	900,616
Investments in and advances to unconsolidated joint ventures	28,679	29,374
	916,536	929,990

Cash and cash equivalents	40,795	94,079
Tenant receivables	25,954	22,854
Prepaid expenses and other assets	18,263	15,513
Deferred charges, net of accumulated amortization	8,631	9,868
Total Assets	$1,010,179	$1,072,304

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$35,000	$-
Mortgage notes payable and other loans	299,434	306,606
Preferred stock called for redemption	-	75,000
Accounts payable and accrued expenses	18,033	11,416
Deferred compensation – officers	20	53
Other liabilities	24,550	21,629
Total Liabilities	377,037	414,704

Redeemable Noncontrolling Interests	62,071	77,876

Commitments and Contingencies

Stockholders' Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share) 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,073,652 and 9,963,751 shares issued and outstanding	102	101
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,996,305 and 29,893,241 shares issued and outstanding	300	299
Additional paid in capital	526,027	520,988
Cumulative distributions in excess of net income	(164,651)	(158,213)
Accumulated other comprehensive income (loss)	(15,707)	(8,451)
Total Stockholders' Equity	571,071	579,724
Total Liabilities and Stockholders' Equity	$1,010,179	$1,072,304

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2020	2019	2018
Revenues
Lease income	$120,941	$132,287	$127,230
Lease termination	705	221	3,795
Other	5,099	4,374	3,697
Total Revenues	126,745	136,882	134,722

Expenses
Property operating	19,542	22,151	22,235
Property taxes	23,464	23,363	21,167
Depreciation and amortization	29,187	27,930	28,327
General and administrative	10,643	9,405	9,223
Directors' fees and expenses	373	346	344
Total Operating Expenses	83,209	83,195	81,296

Operating Income	43,536	53,687	53,426

Non-Operating Income (Expense):
Interest expense	(13,508)	(14,102)	(13,678)
Equity in net income from unconsolidated joint ventures	1,433	1,241	2,085
Gain on sale of marketable securities	258	403	-
Interest, dividends and other investment income	398	403	350
Gain (loss) on sale of properties	(6,047)	(19)	-
Net Income	26,070	41,613	42,183

Noncontrolling interests:
Net income attributable to noncontrolling interests	(3,887)	(4,333)	(4,716)
Net income attributable to Urstadt Biddle Properties Inc.	22,183	37,280	37,467
Preferred stock dividends	(13,650)	(12,789)	(12,250)
Redemption of preferred stock	-	(2,363)	-
Net Income Applicable to Common and Class A Common Stockholders	$8,533	$22,128	$25,217

Basic Earnings Per Share:
Per Common Share:	$0.20	$0.53	$0.61
Per Class A Common Share:	$0.23	$0.59	$0.68

Diluted Earnings Per Share:
Per Common Share:	$0.20	$0.52	$0.60
Per Class A Common Share:	$0.22	$0.58	$0.67
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2020	2019	2018

Net Income	$26,070	$41,613	$42,183

Other comprehensive income:
Change in unrealized gain on marketable equity securities	-	-	569
Change in unrealized gain (loss) on interest rate swaps	(6,546)	(13,651)	4,155
Change in unrealized gain (loss) on interest rate swaps-equity investees	(710)	(1,697)	-

Total comprehensive income	18,814	26,265	46,907
Comprehensive income attributable to noncontrolling interests	(3,887)	(4,333)	(4,716)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	14,927	21,932	42,191
Preferred stock dividends	(13,650)	(12,789)	(12,250)
Redemption of preferred stock	-	(2,363)	-

Total comprehensive income applicable to Common and Class A Stockholders	$1,277	$6,780	$29,941

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$26,070	$41,613	$42,183
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	29,187	27,930	28,327
Straight-line rent adjustment	(2,641)	(914)	(957)
Provisions for tenant credit losses	6,244	956	859
(Gain) on sale of marketable securities	(258)	(403)	-
Restricted stock compensation expense and other adjustments	5,448	4,381	4,085
Deferred compensation arrangement	(33)	(19)	(24)
(Gain) loss on sale of properties	6,047	19	-
Equity in net (income) of unconsolidated joint ventures	(1,433)	(1,241)	(2,085)
Distributions of operating income from unconsolidated joint ventures	1,433	1,241	2,085
Changes in operating assets and liabilities:
Tenant receivables	(6,715)	(314)	(956)
Accounts payable and accrued expenses	609	(8,142)	161
Other assets and other liabilities, net	(2,075)	7,210	(2,094)
Net Cash Flow Provided by Operating Activities	61,883	72,317	71,584

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	(11,751)	(6,910)
Investments in and advances to unconsolidated joint ventures	-	(574)	-
Deposits on acquisition of real estate investments	(1,030)	-	-
Deposits on real estate investments	530	-	(1,000)
Improvements to properties and deferred charges	(22,336)	(18,681)	(8,184)
Net proceeds from sale of properties	3,732	3,372	-
Purchases of securities available for sale	(6,983)	-	(4,999)
Proceeds from the sale of available for sale securities	7,240	5,970	-
Return of capital from unconsolidated joint ventures	27	6,925	553
Net Cash Flow (Used in) Investing Activities	(18,820)	(14,739)	(20,540)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(30,018)	(42,600)	(41,626)
Dividends paid -- Preferred Stock	(14,188)	(12,789)	(12,250)
Amortization payments on mortgage notes payable	(7,089)	(6,441)	(6,427)
Proceeds from mortgage note payable and other loans	-	47,000	10,000
Repayment of mortgage notes payable and other loans	-	(27,001)	(17,624)
Proceeds from revolving credit line borrowings	35,000	25,500	33,595
Sales of additional shares of Common and Class A Common Stock	149	193	196
Repayments on revolving credit line borrowings	-	(54,095)	(9,000)
Acquisitions of noncontrolling interests	(758)	(5,134)	(1,220)
Distributions to noncontrolling interests	(3,887)	(4,333)	(4,716)
Repurchase of shares of Class A Common Stock	-	-	(120)
Payment of taxes on shares withheld for employee taxes	(573)	(270)	(241)
Net proceeds from issuance of Preferred Stock	17	106,186	-
Redemption of preferred stock	(75,000)	-	-
Net Cash Flow Provided by (Used in) Financing Activities	(96,347)	26,216	(49,433)

Net Increase/(Decrease) In Cash and Cash Equivalents	(53,284)	83,794	1,611
Cash and Cash Equivalents at Beginning of Year	94,079	10,285	8,674

Cash and Cash Equivalents at End of Year	$40,795	$94,079	$10,285

The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	5.875% Series K Preferred Stock Issued	5.875% Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances - October 31, 2017	3,000,000	$75,000	4,600,000	$115,000	-	$-	9,664,778	$97	29,728,744	$297	$514,217	$(120,123)	$2,742	$587,230
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	25,217	-	25,217
Change in unrealized gains on marketable securities	-	-	-	-	-	-	-	-	-	-	-	-	569	569
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	4,155	4,155
Cash dividends paid :
Common stock ($0.96 per share)	-	-	-	-	-	-	-	-	-	-	-	(9,426)	-	(9,426)
Class A common stock ($1.08 per share)	-	-	-	-	-	-	-	-	-	-	-	(32,200)	-	(32,200)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,528	-	5,766	-	197	-	-	197
Shares issued under restricted stock plan	-	-	-	-	-	-	152,700	2	102,800	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	(10,886)	-	(240)	-	-	(240)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(4,950)	-	-	-	-	-
Repurchase of Class A Common stock	-	-	-	-	-	-	-	-	(6,660)	-	(120)	-	-	(120)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,085	-	-	4,085
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	2,674	-	2,674
Balances - October 31, 2018	3,000,000	75,000	4,600,000	115,000	-	-	9,822,006	99	29,814,814	298	518,136	(133,858)	7,466	582,141
November 1, 2018 adoption of new accounting standard	-	-	-	-	-	-	-	-	-	-	-	569	(569)	-
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	22,128	-	22,128
Change in unrealized gain (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(15,348)	(15,348)
Cash dividends paid :
Common stock ($0.98 per share)	-	-	-	-	-	-	-	-	-	-	-	(9,762)	-	(9,762)
Class A common stock ($1.10 per share)	-	-	-	-	-	-	-	-	-	-	-	(32,838)	-	(32,838)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,545	-	5,417	-	193	-	-	193
Shares issued under restricted stock plan	-	-	-	-	-	-	137,200	2	111,450	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	(14,290)	-	(269)	-	-	(269)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(24,150)	-	-	-	-	-
Issuance of Series K Preferred Stock	-	-	-	-	4,400,000	110,000	-	-	-	-	(3,465)	-	-	106,535
Reclassification of preferred stock	(3,000,000)	(75,000)	-	-	-	-	-	-	-	-	2,363	-	-	(72,637)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,033	-	-	4,033
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(4,452)	-	(4,452)
Balances - October 31, 2019	-	-	4,600,000	115,000	4,400,000	110,000	9,963,751	101	29,893,241	299	520,988	(158,213)	(8,451)	579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	8,533	-	8,533
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(7,256)	(7,256)
Cash dividends paid :
Common stock ($0.6875 per share)	-	-	-	-	-	-	-	-	-	-	-	(6,923)	-	(6,923)
Class A common stock ($0.77 per share)	-	-	-	-	-	-	-	-	-	-	-	(23,095)	-	(23,095)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,451	-	6,837	-	149	-	-	149
Shares issued under restricted stock plan	-	-	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	(23,873)	-	(573)	-	-	(573)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(700)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	-	-	5,465	-	-	5,465
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	15,047	-	15,047
Balances - October 31, 2020	-	$-	4,600,000	$115,000	4,400,000	$110,000	10,073,652	$102	29,996,305	$300	$526,027	$(164,651)	$(15,707)	$571,071

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2020

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2020, the Company owned or had equity interests in 81 properties containing a total of 5.3 million square feet of gross leasable area ("GLA").

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, primarily focused on social distancing practices.  The virus continued to spread among more populated cities and communities resulting in federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting group gatherings in order to further prevent the spread of COVID-19.  While laws vary by state, generally, businesses deemed essential to the public have been able to operate while non-essential businesses were initially not allowed to operate, but, in most instances, have now been allowed to operate at various operational levels. Grocery stores, pharmacies and wholesale clubs, which anchor properties that make up 84% of our GLA, are considered essential businesses and have remained open and operational to serve the residents of their communities throughout the entire pandemic.  Many restaurants are also considered essential, although social distancing and group gathering limitations generally prevent or limit dine-in activity, forcing them to evaluate alternate means of operations, such as outdoor dining, delivery and pick-up, or to elect to remain closed during this pandemic.  As of October 31, most non-essential businesses have also been permitted to operate, in some cases subject to modified operation procedures. The duration and severity of this pandemic are still uncertain and continue to evolve.

As done every reporting period, management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at October 31, 2020. However, the COVID-19 pandemic has significantly impacted many of the retail sectors in which the Company’s tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying businesses of many of the Company’s tenants.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess its asset portfolio for any impairment indicators. In addition, the extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes,” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2020.  As of October 31, 2020, the fiscal tax years 2016 through and including 2019 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

In January 2020, the Company entered into a purchase and sale agreement, subject to certain conditions, to sell a 29,000 square foot portion of its property located in Pompton Lakes, NJ (the "Pompton Lakes Property") to an unrelated third party for a sale price of $2.8 million.  In accordance with ASC Topic 360-10-45, that portion of the property met all the criteria to be classified as held for sale in September of fiscal 2020, and accordingly the Company recorded a loss on property held for sale of $5.7 million, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2020. The amount of the loss represented the net carrying amount of that portion of the property over the fair value of that portion of the asset less estimated cost to sell.  The net book value of that portion of the Pompton Lakes Property was insignificant to financial statement presentation and, as a result, the Company did not include that portion of the asset as held for sale on its consolidated balance sheet at October 31, 2020.  In December 2020, the sale of that portion of the property was completed.

In January 2020, the Company sold for $1.3 million its retail property located in Carmel, NY (the "Carmel Property"), as that property no longer met the Company's investment objectives.  In conjunction with the sale, the Company realized a loss on sale of the Carmel property in the amount of $242,000, which loss is included in continuing operations in the consolidated statement of income for the year ended October 31, 2020.

In August 2019, the Company entered into a purchase and sale agreement to sell its property located in Bernardsville, NJ (the "Bernardsville Property"), to an unrelated third party for a sale price of $2.7 million as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2019, and accordingly the Company recorded a loss on property held for sale of $434,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2019. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Bernardsville Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2019.  In December 2019 (fiscal 2020), the Bernardsville Property sale was completed and the Company realized an additional loss on sale of property of $86,000, which loss is included in continuing operations in the consolidated statement of income for the year ended October 31, 2020.

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

The combined operating results of the Monroe Property, the Bernardsville Property, the Carmel Property and the sold portion of the Pompton Lakes properties, which are included in continuing operations, were as follows (amounts in thousands):

	Year Ended October 31,
	2020	2019	2018
Revenues	$17	$612	$666
Property operating expense	(282)	(629)	(691)
Depreciation and amortization	(219)	(393)	(417)
Net Income (loss)	$(484)	$(410)	$(442)

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $5,115,000 and $4,861,000 as of October 31, 2020 and 2019, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of October 31, 2020, management does not believe that the value of any of its real estate investments is impaired. However, as described above, the COVID-19 pandemic has significantly impacted many of the retail sectors in which the Company’s tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying businesses of many of the Company’s tenants.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess its asset portfolio for any impairment indicators.

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

On November 1, 2019, the Company adopted the new accounting guidance in ASC Topic 842, "Leases," including all related Accounting Standard Updates (“ASU's”). The Company elected to use the modified retrospective transition method provided in ASU 2018-11 (the "adoption date method"). Under this method, the effective date of November 1, 2019 is the date of initial application. In connection with the adoption of ASC Topic 842, the Company elected a package of practical expedients, transition options, and accounting policy elections as follows:

●
Package of practical expedients - applied to all leases, allowing the Company not to reassess (i) whether expired or existing contracts contain leases under the new definition of a lease, (ii) lease classification for expired or existing leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842; and

●
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

CAM is a non-lease component of the lease contract under ASC Topic 842, and therefore would be accounted for under ASC Topic 606, "Revenue from Contracts with Customers," and presented separate from lease income in the accompanying consolidated statements of income, based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company elected, as part of the package of practical expedients, to combine CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognize them together as lease income in the accompanying Statements of Income.

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectability is considered probable at the commencement date. At lease commencement, the Company expects that collectability is probable for all of its leases due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from all operating leases is initially recognized on a straight-line basis.  Lease income each period is reduced by amounts considered uncollectable on a lease-by-lease basis, with any changes in collectability assessments recognized as a current period adjustment to lease income. For operating leases in which collectability of lease income is not considered probable, lease income is recognized on a cash basis and all previously recognized uncollectable lease income, including straight-line rental income, is reversed in the period in which the lease income is determined not to be probable of collection.

ASC Topic 842 also changes the treatment of leasing costs, such that non-contingent internal leasing and legal costs associated with leasing activities can no longer be capitalized. The Company, as a lessor, may only defer as initial direct costs the incremental costs of a tenant operating lease that would not have been incurred if the lease had not been obtained. These costs generally include third-party broker payments, which are capitalized to deferred costs in the accompanying consolidated balance sheets and amortized over the expected term of the lease to depreciation and amortization expense in the accompanying consolidated statements of income.

There was no change to operating income upon the adoption of ASC Topic 842 and related ASU's.

COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were, and continue to be, negatively impacted by the COVID-19 pandemic, as state governments mandated the closure of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As a result, 396 of approximately 900 tenants in the Company's consolidated portfolio, representing 1.5 million square feet and approximately 43.8% of the Company's annualized base rent, have asked for some type of rent deferral or concession.  Subsequently, approximately 118 of the 396 tenants withdrew their requests for rent relief or paid their rent in full. The Company has, and will continue to evaluate each request on a case-by-case basis to determine an appropriate course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to the long-term interests of the Company.  In evaluating these requests, the Company has been and will continue to consider many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced and other factors. Each negotiation is specific to the tenant making the request.  The primary strategy of the Company is that most of these concessions will be in the form of deferred rent for some portion of rents due in April through December 2020 to be paid over a later part of the lease, preferably within a period of one year or less, but in some instances the Company determined that it was more appropriate to abate some portion of base rents for some tenants between April and December, or potentially portions of fiscal 2021 rent. As of October 31, 2020, the Company has completed 234 lease modifications, consisting of base rent deferrals totaling $3.4 million and rent abatements totaling $1.4 million as of October 31, 2020.  The Company has increased its uncollectable amounts in lease income for the year ended October 31, 2020 for tenants it felt were affected by the COVID-19 pandemic (see below and in Note 7).

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

Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original lease contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original lease contract. The FASB staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are preferable over others. The Company has made the election not to analyze each lease contract, and believes that, based on FASB guidance, the appropriate way to account for the concessions as described above is to account for such concessions as if no change to the lease contracts were made. Under that accounting, a lessor would increase its lease receivable (straight-line rents receivable) and would continue to recognize income during the deferral period, assuming that the collectability of the future rents under the lease contract are considered collectable.  If it is determined that the future rents of any lease contract are not collectable, the Company would treat that lease contract on a cash basis as defined in ASC Topic 842.

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

The Company anticipates that its variable lease income represented by the reimbursement of CAM and real estate taxes will not be materially affected for most national tenants and tenants with higher levels of credit and balance sheet resources.  For smaller local tenants and tenants with fewer resources, the Company has reduced its accruals for CAM and real estate taxes in anticipation of potentially having to reduce the amounts billed to these tenants at the end of calendar 2020.  This has had the effect of reducing this portion of lease income for the year ended October 31, 2020.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. Accordingly, during the year ended October 31, 2020, we recognized collectability related adjustments totaling $7.3 million. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting with previously uncollected billed rents reversed in the current period.  This resulted in a reduction of lease income for the year ended October 31, 2020 in the amount of $2.3 million related to tenants whose assessment of collectability was changed from probable to not probable. In addition, the Company wrote-off $1.1 million of previously recorded straight-line rent receivables related to tenants whose assessment of collectability was changed from probable to not probable.  As of October 31, 2020, the revenue from approximately 7.1% of our tenants (based on total commercial leases) is being recognized on a cash basis.

At October 31, 2020 and October 31, 2019, $22,330,000 and $19,395,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable.  Such allowances are reviewed periodically.  At October 31, 2020 and October 31, 2019, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $8,769,000 and $5,454,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than three months.

Marketable Securities
Marketable equity securities are carried at fair value based upon quoted market prices in active markets.

In March 2020, the Company purchased REIT securities in the amount of $7.0 million.  In May 2020, the Company sold all of its REIT securities for $7.3 million and realized a gain on sale of $258,000, which is included in the consolidated statement of income for the year ended October 31, 2020.

In February and March 2018, the Company purchased REIT securities in the amount of $5.0 million.  In January 2019, the Company sold all of its REIT securities for $6.0 million and realized a gain on sale of $403,000, which is included in the consolidated statement of income for the year ended October 31, 2019.

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

As of October 31, 2020, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2020, the Company had approximately $126.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.93% per annum.  As of October 31, 2020 and 2019, the Company had a deferred liability of  $13.3 million and $6.8 million, respectively, (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swap are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At October 31, 2020, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $15.7 million, inclusive of the Company's share of accumulated comprehensive income/(loss) from joint ventures accounted for by the equity method of accounting.  At October 31, 2019, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $8.5 million inclusive of the Company's share of accumulated comprehensive income/(loss) from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings when gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2020	2019	2018
Numerator
Net income applicable to common stockholders – basic	$1,849	$4,659	$5,173
Effect of dilutive securities:
Restricted stock awards	34	193	259
Net income applicable to common stockholders – diluted	$1,883	$4,852	$5,432
Denominator
Denominator for basic EPS-weighted average common shares	9,144	8,813	8,517
Effect of dilutive securities:
Restricted stock awards	241	536	597
Denominator for diluted EPS – weighted average common equivalent shares	9,385	9,349	9,114

Numerator
Net income applicable to Class A common stockholders – basic	$6,684	$17,469	$20,044
Effect of dilutive securities:
Restricted stock awards	(34)	(193)	(259)
Net income applicable to Class A common stockholders – diluted	$6,650	$17,276	$19,785

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,506	29,438	29,335
Effect of dilutive securities:
Restricted stock awards	70	216	178
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,576	29,654	29,513

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Year Ended October 31,
	2020	2019	2018
Ridgeway Revenues	11.2%	10.9%	10.4%
All Other Property Revenues	88.8%	89.1%	89.6%
Consolidated Revenue	100.0%	100.0%	100.0%

	Year Ended October 31,
	2020	2019
Ridgeway Assets	6.4%	6.0%
All Other Property Assets	93.6%	94.0%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long-lived assets in any of the fiscal years ended October 31, 2020, 2019 and 2018.

	Year Ended October 31,
	2020	2019	2018
Ridgeway Percent Leased	92%	97%	96%

	Year Ended October 31,
Ridgeway Significant Tenants (by base rent):	2020	2019	2018
The Stop & Shop Supermarket Company	20%	20%	20%
Bed, Bath & Beyond	14%	14%	14%
Marshall’s Inc., a division of the TJX Companies	10%	10%	10%
All Other Tenants at Ridgeway (Note 2)	56%	56%	56%
Total	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the three years presented.  Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

	Year Ended October 31, 2020
Income Statement (In Thousands):	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,180	$112,565	$126,745
Operating Expenses	$4,424	$38,582	$43,006
Interest Expense	$1,673	$11,835	$13,508
Depreciation and Amortization	$2,494	$26,693	$29,187
Income from Continuing Operations	$5,589	$20,481	$26,070

	Year Ended October 31, 2019
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,859	$122,023	$136,882
Operating Expenses	$4,376	$41,138	$45,514
Interest Expense	$1,704	$12,398	$14,102
Depreciation and Amortization	$2,350	$25,580	$27,930
Income from Continuing Operations	$6,428	$35,185	$41,613

	Year Ended October 31, 2018
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,015	$120,707	$134,722
Operating Expenses	$4,094	$39,308	$43,402
Interest Expense	$1,869	$11,809	$13,678
Depreciation and Amortization	$2,616	$25,711	$28,327
Income from Continuing Operations	$5,436	$36,747	$42,183

Reclassification
Certain fiscal 2018 and 2019 amounts have been reclassified to conform to current period presentation.

New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases," ASU 2018-10, "Codification improvements to Topic 842, leases," ASU 2018-11, "Leases," and ASU 2018-20, "Leases, Narrow Scope Improvements for Lessors," together ASC Topic 842 - Leases.  ASC Topic 842 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. The Company adopted ASC Topic 842 on November 1, 2019, the first day of its fiscal year 2020.  The Company has elected to apply the transition provisions of ASC Topic 842 at the beginning of the period of adoption, and therefore, the Company has not retrospectively adjusted prior periods presented. The Company elected to apply certain adoption related practical expedients for all leases that commenced prior to the effective date. These practical expedients include not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for any expired or existing leases; and not reassessing initial direct costs for any existing leases. The adoption of this standard did not have a material effect on our financial statements or disclosures therein.  See Lease Income, Revenue Recognition and Tenant Receivables earlier in Note 1 for a more detailed explanation of the adoption.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended April 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2020.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2020 and 2019 (in thousands):

	Consolidated Investment Properties	Unconsolidated Joint Ventures	2020 Totals	2019 Totals
Retail	$880,838	$28,679	$909,517	$920,261
Office	7,019	-	7,019	9,729
Total	$887,857	$28,679	$916,536	$929,990

The Company's investments at October 31, 2020 consisted of equity interests in 81 properties.  The 81 properties are located in various regions throughout the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.

(3) INVESTMENT PROPERTIES

The components of the properties consolidated in the financial statements are as follows (in thousands):

	October 31,
	2020	2019
Land	$236,654	$238,766
Buildings and improvements	912,528	903,004
	1,149,182	1,141,770
Accumulated depreciation	(261,325)	(241,154)
	$887,857	$900,616

Space at the Company's properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2020.

Significant Investment Property Acquisition Transactions

In December 2018, the Company purchased Lakeview Plaza Shopping Center ("Lakeview") for $12.0 million (exclusive of closing costs).  Lakeview is a 177,000 square foot grocery-anchored shopping center located in Putnam County, NY. In addition, the Company invested an additional $5.8 million for capital improvements, predominantly related to re-building a retaining wall at the back of the property, which has been added to the cost of the property.  The Company funded the purchase and capital improvements made subsequent to the purchase with available cash and borrowings on its unsecured revolving credit facility (the "Facility").

The Company accounted for the purchase of Lakeview as an asset acquisition and allocated the total consideration transferred for the acquisition, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the fiscal year ended October 31, 2019 (in thousands).

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

For the fiscal year ended October 31, 2020,  2019 and 2018, the net amortization of above-market and below-market leases was approximately $706,000, $614,000 and $1,209,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

In Fiscal 2020, the Company incurred costs of approximately $22.3 million related to capital improvements and leasing costs to its properties. Included in the aforementioned amount were $11.3 million in capital improvement costs related to the construction of the Company's ongoing development in Stratford, Connecticut.

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2020, the Company has mortgage notes payable and other loans that are due in installments over various periods to fiscal 2031.  The mortgage loans bear interest at rates ranging from 3.5% to 4.9% and are collateralized by real estate investments having a net carrying value of approximately $540.1 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2021	$-	$7,252	$7,252
2022	49,486	6,500	55,986
2023	-	6,233	6,233
2024	18,710	6,289	24,999
2025	82,243	4,052	86,295
Thereafter	105,224	10,282	115,506
	$255,663	$40,608	$296,271

The Company has a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2021.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95% based on consolidated indebtedness, as defined. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at October 31, 2020.

As of October 31, 2020, $64 million was available to be drawn on the Facility.

During the fiscal years ended October 31, 2020 and 2019, the Company borrowed $35.0 million and $25.5 million, respectively, on its Facility to fund capital improvements to our properties, property acquisitions and for general corporate purposes.  During the fiscal years ended 2019, the Company re-paid $54.1 million on its Facility with available cash, cash proceeds from mortgage refinancings, proceeds from the sale of marketable securities, investment property sales and proceeds from the issuance of preferred stock.  There were no repayments in the fiscal year ended October 31, 2020.

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

Interest paid in the years ended October 31, 2020, 2019, and 2018 was approximately $13.3 million, $13.7 million and $13.4 million, respectively.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 44.6% interest in Orangeburg, which owns a drug store-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.8 million in Orangeburg and as a result as of October 31, 2020 its ownership percentage has increased to 44.6% from approximately 2.92% at inception.

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

UB High Ridge

The Company is the managing member and owns a 16.3% interest in UB High Ridge, LLC.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests totaling $3.2 million and contributed $1.5 million in additional equity to the venture through October 31, 2020.  UB High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge"), and two single tenant commercial retail properties, one leased to JP Morgan Chase ("Chase Property") and one leased to CVS ("CVS Property").  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of UB High Ridge equal to the value of properties contributed less liabilities assumed.  The UB High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 4.58% of their invested capital.

UB Dumont I, LLC

The Company is the managing member and owns a 36.4% interest in UB Dumont I, LLC.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through October 31, 2020.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 4.92% of their invested capital.

UB New City I, LLC

The Company is the managing member and owns an 84.3% equity interest in a joint venture, UB New City I, LLC.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $289,300 through October 31, 2020.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling interests:

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, UB High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean and a portion of the UB High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the years ended October 31, 2020 and 2019, the Company increased/(decreased) the carrying value of the non-controlling interests by $(15.0) million and $4.5 million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests (amounts in thousands):

	October 31,
	2020	2019
Beginning Balance	$77,876	$78,258
Partial redemption of UB High Ridge Noncontrolling Interest	(560)	(1,413)
Partial redemption of Dumont Noncontrolling Interest	-	(630)
Partial redemption of New City Noncontrolling Interest	(198)	(91)
Redemption of Ironbound Noncontrolling Interest	-	(2,700)
Change in Redemption Value	(15,047)	4,452
Ending Balance	$62,071	$77,876

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2020 and 2019, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31,
	2020	2019
Chestnut Ridge Shopping Center (50.0%)	$12,252	$12,048
Gateway Plaza (50%)	6,929	6,847
Putnam Plaza Shopping Center (66.67%)	2,599	3,446
Midway Shopping Center, L.P. (11.792%)	4,233	4,384
Applebee's at Riverhead (50%)	1,943	1,926
81 Pondfield Road Company (20%)	723	723
Total	$28,679	$29,374

Chestnut Ridge

The Company, through a wholly owned subsidiary, owns a 50% undivided tenancy-in-common equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

Plaza 59 Shopping Center

In fiscal 2019, the Company's wholly owned subsidiary that owned a 50% undivided tenancy-in-common interest in Plaza 59 and the other 50% tenancy-in-common owner of Plaza 59 sold the property to an unrelated third party for a sale price of $10.0 million.  In accordance with ASC Topic 610-20, the property was de-recognized and the Company's 50% share of the loss on sale amounted to $462,000, which is included as a reduction of equity in net income from unconsolidated joint ventures on the Company's consolidated statement of income for the year ended October 31, 2019.

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

Gateway is subject to an $11.6 million non-recourse first mortgage. The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided tenancy-in-common equity interest in the 189,000 square foot Putnam Plaza Shopping Center (“Putnam Plaza”), which is anchored by a Tops grocery store.

Putnam Plaza has a first mortgage payable in the amount of $18.3 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

Midway currently has a non-recourse first mortgage payable in the amount of $25.7 million. The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

(7) LEASES

Lessor Accounting

The Company's Lease income is comprised of both fixed and variable income, as follows:

Fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. Income for these amounts is recognized on a straight-line basis for all leases for which collectability is considered probable at the commencement date of the lease. For operating leases in which collectability of the lease income is not considered probable, lease income is recognized on a cash basis and all previously recognized uncollectable lease income, including straight-line lease income is reversed in the period in which the lease income is determined not to be probable of collection.

Variable lease income includes recoveries from tenants, which represents amounts that tenants are contractually obligated to reimburse the Company for the tenants’ portion of Recoverable Costs.  Generally, the Company’s leases provide for the tenants to reimburse the Company for Recoverable Costs based on the tenants’ share of the actual costs incurred in proportion to the tenants’ share of leased space in the property.

The following table provides a disaggregation of lease income recognized during the years ended October 31, 2020, 2019 and 2018, under ASC Topic 842, "Leases," as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (in thousands):

	October 31,
	2020	2019	2018

Operating lease income:
Fixed lease income (Base Rent)	$98,678	$99,845	$95,734
Variable lease income (Recoverable Costs)	28,889	32,784	31,144
Other lease related income, net:
Above/below market rent amortization	706	614	1,209
Uncollectable amounts in lease income	(3,916)	(956)	(857)
ASC Topic 842 cash basis lease income reversal	(3,416)	-	-

Total lease income	$120,941	$132,287	$127,230

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (in thousands):

Fiscal Year Ending
2021(a)	$99,312
2022	83,631
2023	67,486
2024	57,996
2025	45,831
Thereafter	215,138
Total	$569,394

(a) The amounts above are based on existing leases in place at October 31, 2020.

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

On October 1, 2019, we issued a notice of our intent to redeem, on November 1, 2019, all of the outstanding shares of our $25 per share Series G Cumulative Preferred Stock for $25 per share, which includes all unpaid dividends. As a result of our redemption notice we reduced net income applicable to Common and Class A Common stockholders by $2.4 million on our consolidated statement of income for the fiscal year ended October 31, 2019, which represents the difference between redemption value of the stock and carrying value, net of original deferred stock issuance costs. As of October 31, 2019, the Series G Preferred Stock was reclassified out of Stockholders' Equity to preferred stock called for redemption in the liability section of the Company's consolidated balance sheet.  The Series G Cumulative Preferred Stock was redeemed on November 1, 2019.

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

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2020 and 2019:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 17, 2020	$0.2500	$0.174386	$(0.003376)	$0.07899	$0.28	$0.1953	$(0.0038)	$0.0885
April 17, 2020	$0.2500	$0.174386	$(0.003376)	$0.07899	$0.28	$0.1953	$(0.0038)	$0.0885
July 17, 2020	$0.0625	$0.043597	$(0.000844)	$0.019747	$0.07	$0.0488	$(0.0009)	$0.0221
October 16, 2020	$0.1250	$0.087193	$(0.001688)	$0.039495	$0.14	$0.0977	$(0.0019)	$0.0442
	$0.6875	$0.479562	$(0.009284)	$0.217222	$0.77	$0.5371	$(0.0104)	$0.2433

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 18, 2019	$0.245	$0.173355	$0.006156	$0.065489	$0.275	$0.1946	$0.0069	$0.0735
April 18, 2019	$0.245	$0.173355	$0.006156	$0.065489	$0.275	$0.1946	$0.0069	$0.0735
July 19, 2019	$0.245	$0.173355	$0.006156	$0.065489	$0.275	$0.1946	$0.0069	$0.0735
October 18, 2019	$0.245	$0.173355	$0.006156	$0.065489	$0.275	$0.1946	$0.0069	$0.0735
	$0.98	$0.69342	$0.024624	$0.261956	$1.10	$0.7784	$0.0276	$0.294

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2020, the Company issued 4,451 shares of Common Stock and 6,837 shares of Class A Common Stock (4,545 shares of Common Stock and 5,417 shares of Class A Common Stock in fiscal 2019) through the DRIP.  As of October 31, 2020, there remained 329,410 shares of Common Stock and 380,896 shares of Class A Common Stock available for issuance under the DRIP.

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

For the year ended year ended October 31, 2020 and 2019, the Company did not repurchase any shares under the Current Repurchase Program.  The Company has repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock.

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

In fiscal 2020, the Company awarded 105,450 shares of Common Stock and 120,800 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2020 was approximately $5.0 million. As of October 31, 2020, there was $12.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.8 years. For the years ended October 31, 2020, 2019 and 2018, amounts charged to compensation expense totaled $5,523,000, $4,336,000 and $4,394,000, respectively. The year ended October 31, 2020 amount charged to compensation expense includes $1.4 million related to the accelerated vesting of previously unamortized restricted stock compensation as the result of the death of our Chairman Emeritus, Charles J. Urstadt, in March 2020.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2020, and changes during the year ended October 31, 2020 is presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2019	1,146,100	$17.52	463,225	$21.07
Granted	105,450	$19.59	120,800	$23.96
Vested	(327,000)	$17.71	(92,375)	$22.20
Forfeited	-	$-	(700)	$23.23
Non-vested at October 31, 2020	924,550	$17.69	490,950	$21.56

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $253,000, $224,000 and $220,000 in each of the three years ended October 31, 2020, 2019 and 2018, respectively. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2020 and 2019, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2020 and 2019 (amounts in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 31, 2020

Liabilities:
Interest Rate Swap Agreements	$13,300	$-	$13,300	$-
Redeemable noncontrolling interests	$62,071	$9,921	$51,604	$546

October 31, 2019

Liabilities:
Interest Rate Swap Agreements	$6,754	$-	$6,754	$-
Redeemable noncontrolling interests	$77,876	$24,968	$52,362	$546

Fair market value measurements based upon Level 3 inputs changed (in thousands) from $2,768 at November 1, 2018 to $546 at October 31, 2019 as a result of a redemption of noncontrolling interest in Ironbound in August of fiscal 2019 in the amount of $2,700 and a $478 increase in the redemption value of the Company's noncontrolling interest in Ironbound in accordance with the application of ASC Topic 810.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, tenant receivables, prepaid expenses, other assets, accounts payable and accrued expenses, are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the Facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. Mortgage notes payable that were assumed in property acquisitions were recorded at their fair value at the time they were assumed.

The estimated fair value of mortgage notes payable and other loans was approximately $316 million and $311 million at October 31, 2020 and October 31, 2019, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rates currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2019, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(11) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At October 31, 2020, the Company had commitments of approximately $7.6 million for tenant-related obligations.

During and subsequent to fiscal 2020, the world has continued to be impacted by the COVID-19 pandemic. It has created significant economic uncertainty and volatility. The extent to which the COVID-19 pandemic continues to impact the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended October 31, 2020 and 2019 are as follows (in thousands, except per share data):

	Year Ended October 31, 2020				Year Ended October 31, 2019
	Quarter Ended				Quarter Ended
	Jan 31	Apr 30	Jul 31	Oct 31	Jan 31	Apr 30	Jul 31	Oct 31

Revenues	$34,348	$31,280	$28,799	$32,318	$34,267	$34,105	$34,392	$34,117

Income from Continuing Operations	$9,521	$7,240	$5,923	$3,386	$10,018	$9,960	$11,427	$10,208

Net Income Attributable to Urstadt Biddle Properties Inc.	$8,483	$6,212	$4,988	$2,500	$8,917	$8,860	$10,333	$9,170

Preferred Stock Dividends	(3,412)	(3,413)	(3,412)	(3,413)	(3,063)	(3,062)	(3,063)	(3,601)
Redemption of Preferred Stock	-	-	-	-	-	-	-	(2,363)

Net Income (Loss) Applicable to Common and Class A Common Stockholders	$5,071	$2,799	$1,576	$(913)	$5,854	$5,798	$7,270	$3,206

Per Share Data:
Basic:
Class A Common Stock	$0.14	$0.07	$0.04	$(0.02)	$0.16	$0.16	$0.19	$0.09
Common Stock	$0.12	$0.07	$0.04	$(0.02)	$0.14	$0.14	$0.17	$0.08

Diluted:
Class A Common Stock	$0.13	$0.07	$0.04	$(0.02)	$0.16	$0.15	$0.19	$0.08
Common Stock	$0.12	$0.07	$0.04	$(0.02)	$0.14	$0.14	$0.17	$0.07

Amounts may not equal full year results due to rounding.

Certain prior period amounts are reclassified to correspond to current period presentation.

(13) SUBSEQUENT EVENTS

On December 15, 2020, the Board of Directors of the Company declared cash dividends of $0.125 for each share of Common Stock and $0.14 for each share of Class A Common Stock.  The dividends are payable on January 15, 2021 to stockholders of record on January 5, 2021. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing awards of 105,850 shares of Common Stock and 125,800 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 4, 2021, pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $3.0 million will be charged to expense over the requisite service periods (see Note 1).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties Inc. (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2020, and the related notes and schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 12, 2021, expressed an unqualified opinion thereon.

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

New York, New York
January 12, 2021

URSTADT BIDDLE PROPERTIES INC.
October 31, 2020
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B		COL. C		COL. D		COL. E		COL. F	COL G/H	COL. I
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Totals	Accumulated Depreciation (b)	Date Constructed/Acquired	Life on which depreciation for building and improvements in latest income statement is computed (c)
Real Estate Subject to Operating Leases (a):
Office Buildings:
Greenwich, CT	$-	$708	$1,641	$-	$258	$708	$1,899	$2,607	$898	2001	31.5
Greenwich, CT	-	488	1,139	-	622	488	1,761	2,249	826	2000	31.5
Greenwich, CT	-	570	2,359	-	1,219	570	3,578	4,148	1,607	1998	31.5
Greenwich, CT	-	199	795	(1)	582	198	1,377	1,575	715	1993	31.5
Greenwich, CT	-	111	444	1	331	112	775	887	402	1994	31.5
	-	2,076	6,378	-	3,012	2,076	9,390	11,466	4,448
Retail Properties:
Bronxville, NY	-	60	239	95	771	155	1,010	1,165	279	2009	39
Yonkers, NY	-	30	121	183	734	213	855	1,068	242	2009	39
Yonkers, NY	-	30	121	85	341	115	462	577	131	2009	39
New Milford, CT	-	2,114	8,456	71	609	2,185	9,065	11,250	2,918	2008	39
New Milford, CT	-	4,492	17,967	166	3,500	4,658	21,467	26,125	5,943	2010	39
Newark, NJ	10,327	5,252	21,023	-	1,531	5,252	22,554	27,806	7,559	2008	39
Waldwick, NJ	-	1,266	5,064	-	41	1,266	5,105	6,371	1,678	2007	39
Emerson NJ	256	3,633	14,531	-	1,808	3,633	16,339	19,972	5,771	2007	39
Pelham, NY	-	1,694	6,843	-	149	1,694	6,992	8,686	2,577	2006	39
Stratford, CT	23,540	10,173	40,794	3,914	22,966	14,087	63,760	77,847	22,613	2005	39
Yorktown Heights, NY	-	5,786	23,221	-	15,590	5,786	38,811	44,597	11,673	2005	39
Rye, NY	-	909	3,637	-	376	909	4,013	4,922	1,726	2004	39
Rye, NY	-	483	1,930	-	113	483	2,043	2,526	843	2004	39
Rye, NY	-	239	958	-	64	239	1,022	1,261	417	2004	39
Rye, NY	-	695	2,782	-	20	695	2,802	3,497	1,189	2004	39
Somers, NY	-	4,318	17,268	-	412	4,318	17,680	21,998	7,800	2003	39
Westport, CT	-	2,076	8,305	-	647	2,076	8,952	11,028	4,020	2003	39
Orange, CT	-	2,320	10,564	-	6,008	2,320	16,572	18,892	5,395	2003	39
Stamford, CT	46,456	17,964	71,859	-	6,650	17,964	78,509	96,473	38,849	2002	39
Danbury, CT	-	2,459	4,566	-	903	2,459	5,469	7,928	2,784	2002	39
Briarcliff, NY	-	2,222	5,185	1,234	8,881	3,456	14,066	17,522	4,215	2001	40
Somers, NY	-	1,833	7,383	-	3,661	1,833	11,044	12,877	5,433	1999	31.5
Briarcliff, NY	-	380	1,531	-	143	380	1,674	2,054	945	1999	40
Briarcliff, NY	14,232	2,300	9,708	2	2,623	2,302	12,331	14,633	6,386	1998	40
Ridgefield, CT	-	900	3,793	291	3,288	1,191	7,081	8,272	2,806	1998	40
Darien, CT	24,227	4,260	17,192	-	700	4,260	17,892	22,152	9,910	1998	40
Eastchester, NY	-	1,500	6,128	-	2,929	1,500	9,057	10,557	4,724	1997	31
Danbury, CT	-	3,850	15,811	-	5,206	3,850	21,017	24,867	14,067	1995	31.5
Carmel, NY	-	1,488	5,973	-	339	1,488	6,312	7,800	3,873	1995	31.5
Somers, NY	-	821	2,600	-	646	821	3,246	4,067	1,892	1992	31.5
Wayne, NJ	-	2,492	9,966	-	6,312	2,492	16,278	18,770	8,190	1992	31
Newington, NH	-	728	1,997	-	(809)	728	1,188	1,916	885	1979	40
Katonah, NY	-	1,704	6,816	-	56	1,704	6,872	8,576	1,863	2010	39
Fairfield, CT	-	3,393	13,574	153	1,234	3,546	14,808	18,354	3,516	2011	39
New Milford, CT	-	2,168	8,672	-	70	2,168	8,742	10,910	2,139	2011	39
Eastchester, NY	-	1,800	7,200	78	470	1,878	7,670	9,548	1,741	2012	39
Orangetown, NY	6,067	3,200	12,800	30	7,591	3,230	20,391	23,621	3,905	2012	39
Greenwich, CT	4,342	1,600	6,401	28	677	1,628	7,078	8,706	1,485	2013	39
Various	-	799	3,590	79	(59)	878	3,531	4,409	691	2013	39
Greenwich, CT	5,415	1,998	7,994	53	283	2,051	8,277	10,328	1,589	2013	39
New Providence, NJ	17,137	6,970	27,880	463	3,004	7,433	30,884	38,317	6,164	2013	39
Chester, NJ	-	570	2,280	(34)	(137)	536	2,143	2,679	434	2012	39
Bethel, CT	-	1,800	7,200	(18)	24	1,782	7,224	9,006	1,253	2014	39
Bloomfield, NJ	-	2,201	8,804	218	2,023	2,419	10,827	13,246	1,804	2014	39
Boonton, NJ	6,761	3,670	14,680	14	209	3,684	14,889	18,573	2,614	2014	39
Yonkers, NY	5,000	3,060	12,240	333	1,331	3,393	13,571	16,964	2,098	2014	39
Greenwich, CT	7,374	3,223	12,893	6	263	3,229	13,156	16,385	2,066	2014	40
Greenwich, CT	14,313	6,257	25,029	27	886	6,284	25,915	32,199	4,021	2014	40
Midland Park, NJ	19,308	8,740	34,960	(44)	568	8,696	35,528	44,224	5,490	2015	39
Pompton Lakes, NJ	18,238	8,140	32,560	(1,250)	(4,083)	6,890	28,477	35,367	4,321	2015	39
Wyckoff, NJ	7,665	3,490	13,960	17	206	3,507	14,166	17,673	2,152	2015	39
Kinnelon, NJ	10,202	4,540	18,160	(28)	3,980	4,512	22,140	26,652	4,538	2015	39
Fort Lee, NJ	-	798	3,192	(14)	(55)	784	3,137	3,921	436	2015	39
Harrison, NY	-	2,000	8,000	(10)	1,405	1,990	9,405	11,395	1,174	2015	39
Stamford, CT	20,773	12,686	32,620	-	931	12,686	33,551	46,237	3,643	2016	39
Stamford, CT	-	3,691	9,491	-	86	3,691	9,577	13,268	1,007	2016	39
Derby, CT	-	651	7,652	-	206	651	7,858	8,509	786	2017	39
Passaic, NJ	3,224	2,039	5,616	1	1,568	2,040	7,184	9,224	621	2017	39
Stamford, CT (HRC)	9,411	17,178	43,677	-	584	17,178	44,261	61,439	4,115	2017	39
Stamford, CT (HRChase)	-	2,376	1,458	-	-	2,376	1,458	3,834	134	2017	39
Old Greenwich , CT (HRCVS)	1,092	2,295	2,700	-	4	2,295	2,704	4,999	249	2017	39
Waldwick, NJ	-	2,761	5,571	1	260	2,762	5,831	8,593	492	2017	39
Dumont, NJ	9,438	6,646	15,341	3	284	6,649	15,625	22,274	1,305	2017	39
Ridgefield, CT	-	293	2,782	-	441	293	3,223	3,516	260	2017	39
Yonkers, NY	-	7,525	5,920	1	276	7,526	6,196	13,722	424	2017	39
New City, NY	-	2,494	631	12	4	2,506	635	3,141	39	2017	39
Brewster, NY	11,473	4,106	10,620	2,789	916	6,895	11,536	18,431	575	2019	39

	296,271	225,629	780,480	8,949	122,658	234,578	903,138	1,137,716	256,877

Total	$296,271	$227,705	$786,858	$8,949	$125,670	$236,654	$912,528	$1,149,182	$261,325

URSTADT BIDDLE PROPERTIES INC.
October 31, 2020
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2020	2019	2018
(a) RECONCILIATION OF REAL ESTATE-OWNED SUBJECT TO OPERATING LEASES
Balance at beginning of year	$1,141,770	$1,118,075	$1,090,402
Property improvements during the year	24,443	18,372	7,781
Properties acquired during the year	-	12,643	22,517
Properties sold during the year	(11,335)	(4,395)	-
Property assets fully depreciated and written off	(5,696)	(2,925)	(2,625)
Balance at end of year (e)	$1,149,182	$1,141,770	$1,118,075

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION
Balance at beginning of year	$241,154	$218,653	$195,020
Provision during the year charged to income (d)	27,438	26,427	26,258
Property sold during the year	(1,571)	(1,001)	-
Property assets fully depreciated and written off	(5,696)	(2,925)	(2,625)
Balance at end of year	$261,325	$241,154	$218,653

(c)	Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d)	The depreciation provision represents the expense calculated on real property only.
(e)	The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $868 million at October 31, 2020.

Item 16. Form 10-K Summary.

Not applicable

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

Dated: January 13, 2021	/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

Dated: January 13, 2021	/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles D. Urstadt	January 13, 2021
Charles D. Urstadt
Chairman and Director

/s/ Willing L. Biddle	January 13, 2021
Willing L. Biddle
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John T. Hayes	January 13, 2021
John T. Hayes
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin J. Bannon	January 13, 2021
Kevin J. Bannon
Director

/s/ Catherine U. Biddle	January 13, 2021
Catherine U. Biddle
Director

/s/ Richard Grellier	January 13, 2021
Richard Grellier
Director

/s/ Robert J. Mueller	January 13, 2021
Robert J. Mueller
Director

/s/ Bryan O. Colley	January 13, 2021
Bryan O. Colley
Director

/s/ Noble Carpenter	January 13, 2021
Noble Carpenter
Director

/s/ Willis H. Stephens Jr.	January 13, 2021
Willis H. Stephens Jr
Director