Form 10-Q
period 2021-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2021-03-11
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

As of March 5, 2021 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,180,308 Common Shares, par value $.01 per share, and 30,100,161 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31, 2021	October 31, 2020
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,151,423	$1,149,182
Less: Accumulated depreciation	(266,972)	(261,325)
	884,451	887,857
Investments in and advances to unconsolidated joint ventures	29,050	28,679
	913,501	916,536

Cash and cash equivalents	37,115	40,795
Tenant receivables-net	24,596	25,954
Prepaid expenses and other assets	25,323	18,263
Deferred charges, net of accumulated amortization	8,467	8,631
Total Assets	$1,009,002	$1,010,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$35,000	$35,000
Mortgage notes payable and other loans	297,519	299,434
Accounts payable and accrued expenses	19,666	18,033
Deferred compensation – officers	37	20
Other liabilities	22,556	24,550
Total Liabilities	374,778	377,037

Redeemable Noncontrolling Interests	66,592	62,071

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,180,308 and 10,073,652 shares issued and outstanding	103	102
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 30,100,161 and 29,996,305 shares issued and outstanding	301	300
Additional paid in capital	526,721	526,027
Cumulative distributions in excess of net income	(170,543)	(164,651)
Accumulated other comprehensive loss	(13,950)	(15,707)
Total Stockholders' Equity	567,632	571,071
Total Liabilities and Stockholders' Equity	$1,009,002	$1,010,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2021	2020

Revenues
Lease income	$32,483	$32,945
Lease termination	705	209
Other	1,089	1,194
Total Revenues	34,277	34,348

Expenses
Property operating	6,314	5,929
Property taxes	5,861	5,810
Depreciation and amortization	7,518	7,135
General and administrative	2,644	2,777
Directors' fees and expenses	109	105
Total Operating Expenses	22,446	21,756

Operating Income	11,831	12,592

Non-Operating Income (Expense):
Interest expense	(3,392)	(3,339)
Equity in net income from unconsolidated joint ventures	350	513
Gain (loss) on sale of property	(28)	(339)
Interest, dividends and other investment income	43	94
Net Income	8,804	9,521

Noncontrolling interests:
Net income attributable to noncontrolling interests	(912)	(1,038)
Net income attributable to Urstadt Biddle Properties Inc.	7,892	8,483
Preferred stock dividends	(3,413)	(3,412)

Net Income Applicable to Common and Class A Common Stockholders	$4,479	$5,071

Basic Earnings Per Share:
Per Common Share:	$0.11	$0.12
Per Class A Common Share:	$0.12	$0.14

Diluted Earnings Per Share:
Per Common Share:	$0.11	$0.12
Per Class A Common Share:	$0.12	$0.13

Dividends Per Share:
Common	$0.125	$0.25
Class A Common	$0.14	$0.28

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2021	2020

Net Income	$8,804	$9,521

Other comprehensive loss:
Change in unrealized losses on interest rate swaps	1,499	(929)
Change in unrealized losses on interest rate swaps-equity investees	258	(83)

Total comprehensive income	10,561	8,509
Comprehensive income attributable to noncontrolling interests	(912)	(1,038)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	9,649	7,471
Preferred stock dividends	(3,413)	(3,412)

Total comprehensive income applicable to Common and Class A Common Stockholders	$6,236	$4,059

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended January 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$8,804	$9,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,518	7,135
Straight-line rent adjustment	568	(62)
Provision for tenant credit losses	1,654	343
(Gain)/loss on sale of property	28	339
Restricted stock compensation expense and other adjustments	986	1,047
Deferred compensation arrangement	17	(15)
Equity in net (income) of unconsolidated joint ventures	(350)	(513)
Distributions of operating income from unconsolidated joint ventures	350	513
Changes in operating assets and liabilities:
Tenant receivables	(863)	(1,368)
Accounts payable and accrued expenses	3,134	1,767
Other assets and other liabilities, net	(7,216)	(2,901)
Net Cash Flow Provided by Operating Activities	14,630	15,806

Cash Flows from Investing Activities:
Deposits on acquisition of real estate investment	-	(530)
Return of deposits on acquisition of real estate investment	-	500
Proceeds from sale of property	2,738	3,721
Improvements to properties and deferred charges	(6,714)	(5,895)
Investment in note receivable	(2,203)	-
Return of capital from unconsolidated joint ventures	-	265
Net Cash Flow (Used in) Investing Activities	(6,179)	(1,939)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(5,486)	(10,915)
Dividends paid -- Preferred Stock	(3,413)	(3,951)
Principal amortization repayments on mortgage notes payable	(1,666)	(1,638)
Acquisitions of noncontrolling interests	(364)	(609)
Distributions to noncontrolling interests	(912)	(1,038)
Payment of taxes on shares withheld for employee taxes	(320)	(569)
Redemption of preferred stock	-	(75,000)
Net proceeds from the issuance of Common and Class A Common Stock	30	52
Net Cash Flow (Used in) Financing Activities	(12,131)	(93,668)

Net Increase/(Decrease) In Cash and Cash Equivalents	(3,680)	(79,801)
Cash and Cash Equivalents at Beginning of Period	40,795	94,079

Cash and Cash Equivalents at End of Period	$37,115	$14,278

Supplemental Cash Flow Disclosures:
Interest Paid	$3,428	$3,264

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended January 31, 2021 and 2020
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,073,652	$102	29,996,305	$300	$526,027	$(164,651)	$(15,707)	$571,071
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	4,479	-	4,479
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	1,757	1,757
Cash dividends paid :
Common stock ($0.125 per share)	-	-	-	-	-	-	-	-	-	(1,272)	-	(1,272)
Class A common stock ($0.14 per share)	-	-	-	-	-	-	-	-	-	(4,214)	-	(4,214)
Issuance of shares under dividend reinvestment plan	-	-	-	-	806	-	1,305	-	29	-	-	29
Shares issued under restricted stock plan	-	-	-	-	105,850	1	125,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,249)	-	(319)	-	-	(319)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	986	-	-	986
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(4,885)	-	(4,885)
Balances - January 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,180,308	$103	30,100,161	$301	$526,721	$(170,543)	$(13,950)	$567,632

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2019	4,600,000	$115,000	4,400,000	$110,000	9,963,751	$101	29,893,241	$299	$520,988	$(158,213)	$(8,451)	$579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,071	-	5,071
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(1,012)	(1,012)
Cash dividends paid :
Common stock ($0.25 per share)	-	-	-	-	-	-	-	-	-	(2,517)	-	(2,517)
Class A common stock ($0.280 per share)	-	-	-	-	-	-	-	-	-	(8,398)	-	(8,398)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,037	-	1,328	-	52	-	-	52
Shares issued under restricted stock plan	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,873)	-	(573)	-	-	(573)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,051	-	-	1,051
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	546	-	546
Balances - January 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,070,238	$102	29,991,496	$300	$521,516	$(163,511)	$(9,463)	$573,944

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2021, the Company owned or had equity interests in 81 properties containing a total of 5.2 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, primarily focused on social distancing practices.  The virus continued to spread among more populated cities and communities resulting in federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting group gatherings in order to further prevent the spread of COVID-19.  While laws vary by state, generally, businesses deemed essential to the public have been able to operate while non-essential businesses were initially not allowed to operate, but, in most instances, have now been allowed to operate at various operational levels. Grocery stores, pharmacies and wholesale clubs, which anchor properties that make up 84% of our GLA, are considered essential businesses and have remained open and operational to serve the residents of their communities throughout the entire pandemic.  Many restaurants are also considered essential, although social distancing and group gathering limitations generally prevent or limit dine-in activity, forcing them to evaluate alternate means of operations, such as outdoor dining, delivery and pick-up, or to elect to remain closed during this pandemic.  As of January 31, most non-essential businesses have also been permitted to operate, in some cases subject to modified operation procedures. The duration and severity of this pandemic are still uncertain and continue to evolve.

As done every reporting period, management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at January 31, 2021. However, the COVID-19 pandemic has significantly impacted many of the retail sectors in which the Company’s tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying businesses of many of the Company’s tenants.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess its asset portfolio for any impairment indicators. In addition, the extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the year ending October 31, 2021. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The consolidated balance sheet at October 31, 2020 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code ("Code"). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2021 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2021. As of January 31, 2021, the fiscal tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of January 31, 2021, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At January 31, 2021, the Company had approximately $126.0 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of January 31, 2021 and October 31, 2020, the Company had a deferred liability of $11.8 million and $13.3 million, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At January 31, 2021, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $14.0 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2020, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $15.7 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of January 31, 2021, management does not believe that the value of any of its real estate investments is impaired. However, as described above, the COVID-19 pandemic has significantly impacted many of the retail sectors in which the Company’s tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying businesses of many of the Company’s tenants.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess its asset portfolio for any impairment indicators.

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

Index

Lease Income, Revenue Recognition and Tenant Receivables
Lease Income:

The Company accounts for lease income in accordance with ASC Topic 842 "Leases".

The Company's existing leases are generally classified as operating leases. However, certain longer-term leases (both lessee and lessor leases) may be classified as direct financing or sales type leases, which may result in selling profit and an accelerated pattern of earnings recognition.

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

Lease terms generally range from 1 to 5 years for tenant spaces under 10,000 square feet (“Shop Space”) and in excess of 5 years for spaces greater than 10,000 square feet (“Anchor Spaces”). Many leases also provide the option for the tenants to extend their lease sbeyond the initial term of the lease. If the tenants do not exercise renewal options and the leases mature, the tenants must relinquish their space so it can be leased to a new tenant, which generally involves some level of cost to prepare the space for re-leasing. These costs are capitalized and depreciated over the shorter of the life of the subsequent lease or the life of the improvement.

CAM is a non-lease component of the lease contract under ASC Topic 842, and therefore would be accounted for under ASC Topic 606, Revenue from Contracts with Customers, and presented separate from lease income in the accompanying consolidated statements of income, based on an allocation of the overall contract price, which is not necessarily the amount that would be billable to the tenants for CAM reimbursements per the terms of the lease contract. As the timing and pattern of providing the CAM service to the tenant is the same as the timing and pattern of the tenants' use of the underlying lease asset, the Company, in accordance with ASC Topic 842, combines CAM with the remaining lease components, along with tenants' reimbursement of real estate taxes and insurance, and recognize them together as lease income in the accompanying consolidated statements of income.

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

COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were, and continue to be, negatively impacted by the COVID-19 pandemic, as state governments mandated restrictions on the operation of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As a result, 401 of approximately 870 tenants in the Company's consolidated portfolio, representing 1.6 million square feet and approximately 44.7% of the Company's annualized base rent, have asked for some type of rent deferral or concession.  Subsequently, approximately 116 of the 401 tenants withdrew their requests for rent relief or paid their rent in full. The Company has evaluated, and will continue to evaluate any requests on a case-by-case basis to determine an appropriate course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to the long-term interests of the Company.  In evaluating these requests, the Company has been considering, and will continue to consider, many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced and other factors. Each negotiation is specific to the tenant making the request.  The primary strategy of the Company is that most of these concessions will be in the form of deferred rent for some portion of rents due for the months of April 2020 through December 2020 or potentially for a portion of fiscal 2021, to be paid over a later part of the lease, preferably within a period of one year or less. In some instances, however, the Company determined that it was more appropriate to abate some portion of base rents for the months of April 2020 through December 2020, or potentially for a portion of fiscal 2021 and for one tenant, through fiscal 2023. From the onset of COVID-19 through January 31, 2021, the Company has completed 266 lease modifications, consisting of base rent deferrals totaling $3.8 million and rent abatements totaling $3.4 million. Included in the aforementioned amounts were the rent deferrals and abatements completed in the three months ended January 31, 2021, amounting to  32 rent deferrals or abatements, which deferred $399,000 of base rents and abated $2.0  million of base rents. The $2.0 million in rent abatements completed in the three months ended January 31, 2021 included $1.0 million in base rents due for periods after January 31, 2021.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. During the three months ended January 31, 2021, we recognized collectability related adjustments totaling $1.7 million. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  This resulted in a reduction of lease income for the three months ended January 31, 2021 in the amount of $999,000 related to tenants whose assessment of collectability was changed from probable to not probable, either in a prior period or in the current period. In addition, the Company wrote-off $441,000 of previously recorded straight-line rent receivables related to tenants whose assessment of collectability was changed from probable to not probable in the three months ended January 31, 2021.  As of January 31, 2021, the revenue from approximately 9.2% of our tenants (based on total commercial leases) is being recognized on a cash basis.

At January 31, 2021 and October 31, 2020, $21,699,000 and $22,330,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectable as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable.  Such allowances are reviewed periodically.  At January 31, 2021 and October 31, 2020, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $8,582,000 and $8,769,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended January 31,
	2021	2020
Numerator
Net income applicable to common stockholders – basic	$977	$1,082
Effect of dilutive securities:
Restricted stock awards	12	41
Net income applicable to common stockholders – diluted	$989	$1,123

Denominator
Denominator for basic EPS – weighted average common shares	9,250	8,968
Effect of dilutive securities:
Restricted stock awards	143	479
Denominator for diluted EPS – weighted average common equivalent shares	9,393	9,447

Numerator
Net income applicable to Class A common stockholders-basic	$3,502	$3,989
Effect of dilutive securities:
Restricted stock awards	(12)	(41)
Net income applicable to Class A common stockholders – diluted	$3,490	$3,948

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,590	29,508
Effect of dilutive securities:
Restricted stock awards	-	140
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,590	29,648

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Three Months Ended January 31,
	2021	2020
Ridgeway Revenues	10.0%	11.1%
All Other Property Revenues	90.0%	88.9%
Consolidated Revenue	100.0%	100.0%

	January 31, 2021	October 31, 2020
Ridgeway Assets	6.3%	6.4%
All Other Property Assets	93.7%	93.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three months ended January 31, 2021 or the year ended October 31, 2020.

	January 31, 2021	October 31, 2020
Ridgeway Percent Leased	92%	92%

Ridgeway Significant Tenants by Annual Base Rents	Three Months Ended January 31,
	2021	2020
The Stop & Shop Supermarket Company	21%	20%
Bed, Bath & Beyond	15%	14%
Marshall’s Inc., a division of the TJX Companies	11%	10%
All Other Tenants at Ridgeway (Note 2)	53%	56%
Total	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statement (In Thousands):	Three Months Ended January 31, 2021
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,461	$30,816	$34,277
Operating Expenses and Property Taxes	$1,154	$11,021	$12,175
Interest Expense	$428	$2,964	$3,392
Depreciation and Amortization	$580	$6,938	$7,518
Net Income	$1,299	$7,505	$8,804

Income Statement (In Thousands):	Three Months Ended January 31, 2020
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,823	$30,525	$34,348
Operating Expenses and Property Taxes	$1,130	$10,609	$11,739
Interest Expense	$428	$2,911	$3,339
Depreciation and Amortization	$587	$6,548	$7,135
Net Income	$1,678	$7,843	$9,521

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of January 31, 2021.

Index

(2) UNSECURED REVOLVING CREDIT FACILITY

The Company has a $100 million unsecured revolving credit facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent. The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility’s borrowing capacity up to $150 million (subject to lender approval). The maturity date of the Facility is August 23, 2021. Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million). Borrowings will bear interest at the Company’s option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness. The Company pays a quarterly fee on the unused commitment amount of 0.15% to 0.25% per annum based on outstanding borrowings during the year. The Facility contains certain representations, financial and other covenants typical for this type of facility. The Company's ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions included in the Facility on an ongoing basis. The principal financial covenants limit the Company's level of secured and unsecured indebtedness and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at January 31, 2021.

Index

(3) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in five joint ventures, UB Orangeburg, LLC ("Orangeburg"), McLean Plaza Associates, LLC ("McLean"), UB Dumont I, LLC ("Dumont") and UB New City I, LLC ("New City"), each of which owns a commercial retail property, and UB High Ridge, LLC ("High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these five joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810 "Consolidation".  The Company’s investment in these consolidated joint ventures is more fully described below:

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 44.6% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.8 million in Orangeburg, and as a result, as of January 31, 2021 the Company's ownership percentage has increased to 44.6% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 17.0% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests from non-managing members totaling $3.6 million and contributed $1.5 million in additional equity to the venture through January 31, 2021.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge Center"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge Center is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 4.76% of their invested capital.

Dumont

The Company is the managing member and owns a 36.4% interest in Dumont.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through January 31, 2021.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.0% of their invested capital.

New City

The Company is the managing member and owns a 84.3% equity interest in a joint venture, New City.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $289,300 through January 31, 2021.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the three months ended January 31, 2021 and 2020, the Company increased/(decreased) the carrying value of the noncontrolling interests by $4.9 million and $(546,000), respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the three months ended January 31, 2021 and the fiscal year ended October 31, 2020 (amounts in thousands):

	January 31, 2021	October 31, 2020
Beginning Balance	$62,071	$77,876
Change in Redemption Value	4,885	(15,047)
Partial Redemption of High Ridge Noncontrolling Interest	(364)	(560)
Partial Redemption of New City Noncontrolling Interest	-	(198)

Ending Balance	$66,592	$62,071

Index

(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2021 and October 31, 2020 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	January 31, 2021	October 31, 2020
Chestnut Ridge Shopping Center (50%)	$12,377	$12,252
Gateway Plaza (50%)	6,853	6,929
Putnam Plaza Shopping Center (66.67%)	2,977	2,599
Midway Shopping Center, L.P. (11.79%)	4,169	4,233
Applebee's at Riverhead (50%)	1,951	1,943
81 Pondfield Road Company (20%)	723	723
Total	$29,050	$28,679

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

Gateway is subject to an $11.5 million non-recourse first mortgage.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $25.5 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Tops-anchored Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York.

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $18.3 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

The following table provides a disaggregation of lease income recognized during the three months ended January 31, 2021, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Three Months Ended January 31,
	2021	2020
Operating lease income:
Fixed lease income (Base Rent)	$24,064	$25,115
Variable lease income (Cost Recoveries)	9,978	7,995
Other lease related income, net:
Above/below market rent amortization	95	177
Uncollectable amounts in lease income	(655)	(342)
ASC Topic 842 cash basis lease income reversal	(999)	-
Total lease income	$32,483	$32,945

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2021 (a)	$71,814
2022	83,356
2023	67,821
2024	57,492
2025	46,509
Thereafter	204,238
Total	$531,230

(a) The future minimum rental income for fiscal 2021 includes amounts due between February 1, 2021 through October 31, 2021.

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

During the three months ended January 31, 2021, the Company awarded 105,850 shares of Common Stock and 125,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2021 was approximately $3.0 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of January 31, 2021, and changes during the three months ended January 31, 2021 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2020	924,550	$17.69	490,950	$21.56
Granted	105,850	$11.68	125,800	$13.75
Vested	(102,600)	$17.06	(91,800)	$19.14
Forfeited	-	$-	-	$-
Non-vested at January 31, 2021	927,800	$17.08	524,950	$20.11

As of January 31, 2021, there was $14.6 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.0 years.  For the three months ended January 31, 2021 and 2020, amounts charged to compensation expense totaled $985,000 and $1,047,000, respectively.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2020 and January 31, 2021, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2021

Liabilities:
Interest Rate Swap Agreement	$11,800	$-	$11,800	$-
Redeemable noncontrolling interests	$66,592	$14,718	$51,328	$546

October 31, 2020

Liabilities:
Interest Rate Swap Agreement	$13,300	$-	$13,300	$-
Redeemable noncontrolling interests	$62,071	$9,921	$51,604	$546

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2021, the Company had commitments of approximately $4.9 million for capital improvements to its properties and tenant-related obligations.

During and subsequent to the first quarter of fiscal 2021, the world has continued to be impacted by the COVID-19 pandemic. It has created significant economic uncertainty and volatility. The extent to which the COVID-19 pandemic continues to impact the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time, including the duration and scope of the pandemic, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, the impact on economic activity from the pandemic and actions taken in response, the effect on the Company’s tenants and their businesses, the ability of tenants to make their rental payments and any additional closures of tenants’ businesses. Any of these events could materially adversely impact the Company’s business, financial condition, results of operations or stock price.

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

Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus ("COVID-19") on the U.S., regional and global economies, the U.S. retail market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors listed below.

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

•	environmental risk and regulatory requirements;

•	risks related to our status as a real estate investment trust, including the application of complex federal income tax regulations that are subject to change;

•	legislative and regulatory changes generally that may impact us or our tenants; and

•
other risks identified in our Annual Report on Form 10-K under Item 1A. Risk Factors for the fiscal year ended October 31, 2020 and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

Index

Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a Real Estate Investment Trust ("REIT") for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, with a concentration in the metropolitan tri-state area outside of the City of New York. Other real estate assets include office properties, one self-storage facility, single tenant retail or restaurant properties and office/retail mixed-use properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At January 31, 2021, we owned or had equity interests in 81 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.2 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 89.8% of the GLA was leased (90.4% at October 31, 2020).  Of the properties owned by unconsolidated joint ventures, approximately 91.1% of the GLA was leased (91.1% at October 31, 2020).  In addition, we own and operate a self-storage facility at one of our retail properties.  This business is managed for us by Extra Space Storage, a publicly traded REIT.  The self-storage facility is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of January 31, 2021, the self-storage facility had 57,414 of available GLA, which was 98.6% leased.  The rent per available square foot was $24.21.

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

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our property portfolio and tenants are estimates based on information available to us as of February 20, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change going forward, potentially significantly, and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for fiscal 2021 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the northeast region in which our properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, thereby limiting the operations of different categories of our tenants to varying degrees.  Since early summer, many (but not all) of these restrictions have been gradually lifted as the COVID-19 situation in the tri-state area significantly improved, with most businesses now permitted to open at reduced capacity and under other limitations intended to control the spread of COVID-19.

Moreover, not all tenants have been impacted in the same way or to the same degree by the pandemic and the measures adopted to control the spread of COVID-19.   For example, grocery stores, pharmacies and wholesale clubs have been permitted to remain fully open throughout the pandemic and have generally performed well given their focus on food and necessities.  Many restaurants have also been considered essential, although social distancing and group gathering limitations have generally prevented or limited dine-in activity, forcing tenants to evaluate alternate means of operations, such as outdoor dining, delivery and pick-up.  The large majority of our restaurant tenants are fast casual, rather than full-service restaurants.  For a number of our tenants that operate businesses involving high contact interactions with their customers, such as spas and salons, the negative impact of COVID-19 on their business has been more severe and the recovery more difficult.  Gyms and fitness tenants have experienced varying results. Dry cleaners have also suffered as a result of many workers continuing to work from home.  The following additional information reflects the impact of COVID-19 on our portfolio and tenants:

•
As of January 31, 2021, all of our 74 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating, with approximately 99.1% of our tenants (based on Annualized Base Rent ("ABR")) open and fully or partially operating and approximately 0.9% of our tenants currently closed.

•
As of January 31, 2021, all of our shopping centers include necessity-based tenants, with approximately 70.7% of our tenants (based on ABR) designated as “essential businesses” during the early stay-at-home period of the pandemic in the tri-state area or otherwise permitted to operate through curbside pick-up and other modified operating procedures in accordance with state guidelines.  These essential businesses are 98.9% open based on ABR.

•
As of January 31, 2021, approximately 84% of our GLA is located in properties anchored by grocery stores, pharmacies and wholesale clubs, 6% of our GLA is located in outdoor retail shopping centers adjacent to regional malls and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 2% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York, three retail bank branches and one childcare center.  All 6 suburban office buildings are open with some restrictions on capacity based on state mandates and all of the retail bank branches are open.

•
As of February 28, 2021, we have received payment of approximately 88.4%, 90.3% and 81.7% of lease income, consisting of contractual base rent (leases in place without consideration of any deferral or abatement agreements), common area maintenance reimbursement and real estate tax reimbursement billed for April 2020 through October 2020, the first quarter of fiscal 2021 and the month of February 2021, respectively, not including the application of any security deposits.

•
Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the pandemic when stay-at-home orders were in place and many businesses were required to close, but we have continued to receive a smaller number of new requests even after businesses have re-opened, and in some cases, follow-on requests from tenants to whom we had already provided temporarily rent relief.  We have been evaluating each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  In evaluating these requests, we have been considering many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, our assessment of the tenant’s long-term viability, the difficult or ease with which the tenant could be replaced, and other factors.  Although each negotiation has been specific to that tenant, most of these concessions have been in the form of deferred rent for some portion of rents due in April  through December 2020, or longer, to be paid back over the later part of the lease, preferably within a period of one year or less.  In addition, some of these concessions have been in the form of rent abatements for some portion of tenant rents due in April 2020 through December 2020 or longer.

•
As of January 31, 2021, we have received 401 rent relief requests from our approximately 870 tenants in our consolidated portfolio. Subsequently, approximately 116 of the 401 tenants withdrew their request for rent relief or paid their rent in full. These requests represent 44.7% of our ABR and 35.0% of our GLA.  Since the on-set of COVID-19 through January 31, 2021, we have completed 266 lease modifications, consisting of base rent deferrals totaling $3.8 million or 3.9% of our ABR and rent abatements totaling $3.4 million, or 3.5% of our ABR. Included in the aforementioned amounts were the rent deferrals and abatements completed in the three months ended January 31, 2021, which amounted to  32 rent deferrals or abatements, which deferred $399,000 of base rents, or 0.4% of our ABR and abated $2.0 million of base rents or 2.0% of our ABR. Included in the $2.0 million in abatement this quarter were for $1.0 million base rents due in periods after January 31, 2021.

Each reporting period we must make estimates as to the collectability of our tenants’ accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  As a result of this analysis, we have increased our allowance for doubtful accounts by $654,000 in the three months ended January 31, 2021, which represents approximately 0.7% of ABR.  Management has every intention of collecting as much of our billed rents, to the extent feasible, regardless of the requirement under Generally Accepted Accounting Principles ("GAAP") to reserve for uncollectable accounts.  In addition, the GAAP accounting standard governing leases requires, among other things, that if a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and any straight-line rental receivables would need to be reversed in the period that the collectability assessment is changed to not probable.  As a result of the continuing analysis of our entire tenant base we have determined that 80 tenants’ future lease payments were no longer probable of collection (9.2% of our approximate 870 tenants), which included 16 tenants' converted to cash-basis accounting in the three months ended January 31, 2021 in accordance with ASC Topic 842.  As a result of this assessment, in the three months ended January 31, 2021, we reversed lease income in the amount of $999,000, which represented  a reversal of prior billed but unpaid accounts receivable related to the tenants converted to cash-basis accounting in the current quarter and billed but unpaid rents for three months ended January 31, 2021 related to all 80 tenants converted to cash basis accounting at January 31, 2021.  The reduction to lease income was approximately 1.0% of ABR.  In addition, as a result of this assessment, we reversed $441,000 in the three months ended January 31, 2021 of accrued straight-line rent receivables related to the 16 tenants converted to cash-basis accounting this quarter, which represents approximately 0.5% of ABR.  Both of these reversals, totaling $1.4 million in the three months ended January 31, 2021, results in a direct reduction of lease income on our consolidated income statement.

Each reporting period management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at January 31, 2021. The COVID-19 pandemic has however, significantly impacted many of the retail sectors in which our tenants operate, and if the effects of the pandemic are prolonged, it could have a significant adverse impact on the underlying industries of many of our tenants.  We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we would be required to take impairment charges and such amounts could be material. See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding impairment charges.

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

•
At January 31, 2021, we had approximately $37.1 million in cash and cash equivalents on our consolidated balance sheet, and an additional $64 million available under our Facility (excluding the $50 million accordion feature).

•
The only unsecured debt we have outstanding are draws on our Facility.  The Facility matures in August 2021.  We are currently close to completing the refinancing of the Facility that will increase the capacity and extend the maturity for three years with an additional one-year company extension option.  We hope to have the Facility refinanced by our second quarter of fiscal 2021. Additionally, we do not have any secured debt maturing until January 2022.  All maturing secured debt in fiscal 2022 is generally below a 45% loan-to-value ratio, and we believe we will be able to refinance that debt.

•
We have taken proactive measures to manage costs, including reducing, where possible, our common area maintenance spending. We have one ongoing construction project at one of our properties, with approximately $2.0 million remaining to complete the project.  Otherwise, only minimal construction is underway.  Further, we expect that the only material capital expenditures at our properties in the near-term will be tenant improvements and/or other leasing costs associated with existing and new leases.

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

•
On December 15, 2020, our Board of Directors declared a quarterly dividend of $0.125 per Common share and $0.14 per Class A Common share that was paid on January 15, 2021 to holders of record on January 5, 2021, reduced approximately 50% from pre-pandemic dividend levels of $0.25 per Common share and $0.28 per Class A Common share.  The announced dividend level preserved approximately $5.5 million of cash in the first quarter of fiscal 2021 when compared to our pre-pandemic dividend levels.  Given the reduction of operating cash flow and taxable income caused by tenants’ nonpayment of rent during the period from April 2020 through the date of this report, the overall uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, and the importance of preserving our liquidity position, among other considerations, the Board determined after careful consideration of all information available to it at the time that reducing the quarterly dividend, when compared with the pre-pandemic level, is in the best interests of stockholders. Based on the Company’s updated taxable income projections for the fiscal year ending 2021, we will most likely need to pay dividends over the remainder of the fiscal year at higher levels in order to meet the distribution requirements necessary for it to continue qualifying as a REIT for U.S. federal income tax requirements.  The Board may determine that the increased level would be more appropriate towards the latter part of fiscal 2021 once, hopefully, a vaccine has become widely disseminated, the pandemic has begun to wane and the economy and our properties have returned to some normalcy.  We cannot, however, be certain as to the level or timing of any such dividend increase.  The Board declared the full contractual dividend on both our Series H and Series K Cumulative Preferred Stock, which was paid on January 29, 2021, to holders of record on January 15, 2021. Going forward, our Board of Directors will continue to evaluate our dividend policy.  The next dividend payment determination will be made at our regular Board of Directors meeting, which will be held on March 17, 2021.

We derive revenues primarily from rents and reimbursement payments received from tenants under leases at our properties. Our operating results therefore depend materially on the ability of our tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of our tenants, and therefore our operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and such mitigation measures, among others. See “Risk Factors included in our October 31, 2020 Annual Report on Form 10-K.”

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

Moreover, due to the current disruptions in the economy and our marketplace as a result of the COVID-19 pandemic and resulting changes to the short-term and possibly even long-term landscape for brick-and-mortar retail, we anticipate that it will be more difficult to actively pursue and achieve certain elements of our growth strategy.  For example, it will likely be more difficult for us to acquire or sell properties in fiscal 2021 (or possibly beyond), as it may be difficult to correctly value a property given changing circumstances. Additionally, parties may be unwilling to enter into transactions during such uncertainty.  We may also be less willing to enter into developments or capital improvements that require large amounts of upfront capital if the expected return is perceived as delayed or uncertain.  We chose to borrow $35 million under our Facility during March and April 2020 to enhance our liquidity position and maintain financial flexibility, which is an approach consistent with many of our peers.  While we believe we still maintain a conservative capital structure and low debt levels, particularly relative to our peers, our profile may evolve based on changing needs.

We expect that our rent collections will continue to be below our tenants’ contractual rent obligations at least for as long as governmental orders require non-essential businesses to restrict business operations and individuals to adhere to social distancing policies, or potentially until a medical solution is achieved for COVID-19. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted. April 2020 through January 2021 rental income collections and rent relief requests to date may not be indicative of collections or requests in any future period.

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

Transaction Highlights of Fiscal 2021; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In December 2020, we redeemed 17,995 units of UB High Ridge, LLC from the noncontrolling member.  The total cash price paid for the redemption was $364,000. As a result of the redemption, our ownership percentage of High Ridge increased to 17.0% from 16.3%.

Index

Leasing

For the three months ended January 31, 2021, we signed leases for a total of 189,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 18,000 square feet at an average rental decrease of 12.3% on a cash basis.  Renewals for 171,000 square feet of space previously occupied were signed at an average rental decrease of 3.0% on a cash basis.

Tenant improvements and leasing commissions averaged $32.20 per square foot for new leases for the three months ended January 31, 2021. We did not pay any tenant improvements and leasing commissions on renewal leases for the three months ended January 31, 2021. The average term for new leases was 6 years and the average term for renewal leases was 4 years.

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

The leases signed in 2021 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other reasons.

Traditionally, we have seen overall positive increases in rental income for renewal leases and a range of positive 5% to negative 5% for new leases.  However, with the uncertainty of the COVID-19 pandemic and the many unknown factors that we, our tenants and the commercial real estate industry face from the pandemic, it is difficult to predict leasing trends into the near future.

Significant Leasing Events

In 2017, Toys R’ Us and Babies R’ Us (“Toys”) filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code, and subsequently liquidated the company.  Toys ground leased 65,700 square feet of space at our Danbury, CT shopping center.  In August 2018, this lease was purchased out of bankruptcy from Toys and assumed by a new owner.  The base lease rate for the 65,700 square foot space was and remains at $0 for the duration of the lease, and we did not have any other leases with Toys, so our cash flow was not impacted by the bankruptcy of Toys.  As of the date of this report, the ground lease has been subsequently sold to a national retailer, Ocean State Job Lot who plans to operate a store in approximately 45,000 square feet of the 65,700 square feet covered by the lease.

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

Index

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation and uncertainty and are reasonably likely to have a material impact on the financial condition or results of operations of the Company and require management’s most difficult, complex or subjective judgments.  Our most significant accounting estimates are as follows:

•	Valuation of investment properties
•	Revenue recognition
•	Determining the amount of our allowance for doubtful accounts

Valuation of investment properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of January 31, 2021, management does not believe that any of our investment properties are impaired based on information available to us at January 31, 2021. In the future, almost any level of impairment would be material to our net income.

Revenue Recognition
Our main source of revenue is lease income from our tenants for whom we lease space to in our 81 shopping centers. The COVID-19 Pandemic has caused distress for many of our tenants as some of those tenant businesses were forced to close early in the pandemic ,and although most have been allowed to re-open and operate, many tenants like restaurants and fitness/gyms are operating at reduced capacity or operational efficiency.  As a result we have many tenants who have had difficulty paying all of their contractually obligated rents and we have reached agreements with many of them to defer or abate portions of the contractual rents due under their leases with the Company.  In accordance with ASC Topic 842, where appropriate, we will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will unable to pay amounts due, and we will incur losses against our rent receivables, which would reduce lease income. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted and these future losses could be material.

Allowance for doubtful accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis, when a tenant does not pay a billed amount due under their lease it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable and based on the information available to management at the time and record an allowance for doubtful account for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of January 31, 2021, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable amounts to $1.7 million.  In addition, we have an additional $3.4 million in unbilled accruals for tenant reimbursement income that we believe to be realizable at January 31, 2021.

For a further discussion about our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and Note 1 in our consolidated financial statements included in Item 8 of our October 31, 2020 Annual Report on From 10-K.

Liquidity and Capital Resources

Overview

At January 31, 2021, we had cash and cash equivalents of $37.1 million, compared to $40.8 million at October 31, 2020. Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  As a result of state mandates forcing many non-essential businesses to close or restricting store operations to help prevent the spread of COVID-19, many of our tenants are suffering.  Please see the "Impact of COVID-19" section earlier in this Item 2 for more information. For the three months ended January 31, 2021 and 2020, net cash flows from operating activities amounted to $14.6 million and $15.8 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the three months ended January 31, 2021 and 2020 totaled $5.5 million and $10.9 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   As a result of the COVID-19 pandemic, we have made a number of concessions in the form of deferred rents and rent abatements, as more extensively discussed under the "Impact of COVID-19"  section earlier in this Item 2.  To the extent rent deferral arrangements remain collectible, it will reduce operating cash flow in the near term but most likely increase operating cash flow in future periods.  This process is ongoing.

During the first quarter of fiscal 2021, the Board of Directors declared and the Company paid quarterly dividends that were reduced from pre-pandemic levels, as more extensively discussed under the "Impact of COVID-19"  section earlier in this Item 2.  Future determinations regarding quarterly dividends will impact the Company's short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our five consolidated joint venture entities, McLean Plaza Associates, LLC, UB Orangeburg, LLC, UB High Ridge, LLC, UB Dumont I, LLC and UB New City I, LLC, have the right to require us to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 3 to the consolidated financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our debt level low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the three months ended January 31, 2021, we paid approximately $6.7 million for property improvements, tenant improvements and leasing commission costs ($2.2 million representing property improvements, $3.4 million in property improvements related to our Stratford project (see paragraph below) and approximately $1.1 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $4.9 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2021 and fiscal 2022.  This amount is inclusive of commitments for the Stratford, CT development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.  As a result of the on-going COVID-19 pandemic, we have suspended all significant capital improvement projects other than the completion of our Stratford, CT project discussed below.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We are building two pad-site buildings totaling approximately 5,200 square feet, which are pre-leased to national retail chains, and a self-storage facility of approximately 131,000 square feet, which will be managed for us by a national self-storage company. We anticipate the total development cost will be approximately $18.8 million (excluding land cost), of which we have already funded $16.8 million as of January 31, 2021 and plan on funding the balance with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  We have completed the construction of one of the retail pads and the self-storage building as of January 31, 2021.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $297.5 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of January 31, 2021 and $295.8 million in fixed-rate mortgage loans with a weighted average interest rate of 4.1% at January 31, 2021.  The mortgages are secured by 24 properties with a net book value of $517 million and have fixed rates of interest ranging from 3.5% to 4.9%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At January 31, 2021, we had 51 properties in our consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have eight promissory notes secured by properties we consolidate and three promissory notes secured by properties in joint ventures that we do not consolidate.  The interest rate on these 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) plus some amount of credit spread.  In addition, on the day these notes were executed by us, we entered into derivative interest rate swap contracts, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR, to a fixed rate of interest for the life of each note.  All indications are that the LIBOR reference rate will no longer be published beginning on or around the year 2021.  All contracts, including our 11 promissory notes and 11 swap contracts that use LIBOR, will no longer have the reference rate available and the reference rate will need to be replaced.  We have good working relationships with all of our lenders to our notes, who are also the counterparties to our swap contracts.  All indications we have received from our lenders and counterparties is that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were to happen, we believe there would be no material effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our promissory notes or swap contracts will stop being published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties on how they plan on dealing with this replacement rate event, we cannot be certain of the impact on the Company.  See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 33.0% and a fixed charge coverage ratio of over 3.2 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 51 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At January 31, 2021, we had borrowing capacity of $64.3 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We have a $100 million unsecured revolving credit facility with a syndicate of three banks, BNY Mellon, Bank of Montreal and Wells Fargo N.A. with the ability under certain conditions to additionally increase the capacity to $150 million, subject to lender approval.  The maturity date of the Facility is August 23, 2021, following our exercise of the one-year extension option on May 26, 2020. Borrowings under the Facility can be used for general corporate purposes and the issuance of up to $10 million of letters of credit.  Borrowings will bear interest at our option of Eurodollar rate plus 1.35% to 1.95% or The Bank of New York Mellon's prime lending rate plus 0.35% to 0.95%, based on consolidated indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% per annum, based on outstanding borrowings during the year.  As of January 31, 2021, $64.3 million was available to be drawn on the Facility.  Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness and additionally require us to maintain certain debt coverage ratios.  We were in compliance with such covenants at January 31, 2021.

We are currently in the process of renewing our Facility and hope to have it completed in the second quarter of 2021.

At January 31, 2021, we had $35.0 million in borrowings outstanding on our Facility.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $14.6 million for the three months ended January 31, 2021 compared to $15.8 million in the comparable period of fiscal 2020. The decrease in operating cash flows when compared with the corresponding prior period was primarily related to an increase in our tenant accounts receivable, or a reduction of lease income related to the impact of the COVID-19 pandemic and increase in other assets offset by an increase in accounts payable and accrued expenses.

Investing Activities

Net cash flows used in investing activities amounted to $6.2 million for the three months ended January 31, 2021 compared to $1.9 million in the comparable period of fiscal 2020. The increase in net cash flows used in investing activities in the three months ended January 31, 2021 when compared to the corresponding prior period was the result of our investing an additional $819,000 in our properties in the first three months of fiscal 2021 when compared with the first three months of fiscal 2020 and investing in a note receivable in the amount of $2.2 million. In addition, the increase was the result of receiving $983,000 more in proceeds from the sale of properties in the first three months of fiscal 2020 versus the first three months of fiscal 2021.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $81.5 million decrease in net cash flows used by financing activities for the three months ended January 31, 2021 when compared to the corresponding prior period was predominantly the result of the redemption of our Series G preferred stock for $75 million in the first three months of fiscal 2020.  In addition, for the first three months of fiscal 2021 when compared to corresponding prior period, we paid $5.4 million less in dividends on our Common and Class A Common stock in response to a loss of cash flow caused by the effects of the COVID-19 pandemic.

Index
Results of Operations

The following information summarizes our results of operations for the three months ended January 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended				Change Attributable to
	January 31,		Increase		Property	Properties Held In
Revenues	2021	2020	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$24,159	$25,292	$(1,133)	(4.5)%	$66	$(1,199)
Recoveries from tenants	9,978	7,995	1,983	24.8%	-	1,983
Uncollectable amounts in lease income	(655)	(342)	(313)	91.5%	-	(313)
ASC Topic 842 cash basis lease income reversal	(999)	-	(999)	100.0%	-	(999)
Lease termination	705	209	496	237.3%	-	496
Other income	1,089	1,194	(105)	(8.8)%	(24)	(81)

Operating Expenses
Property operating	6,314	5,929	385	6.5%	(7)	392
Property taxes	5,861	5,810	51	0.9%	-	51
Depreciation and amortization	7,518	7,135	383	5.4%	76	307
General and administrative	2,644	2,777	(133)	(4.8)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,392	3,339	53	1.6%	-	53
Interest, dividends, and other investment income	43	94	(51)	(54.3)%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2021 and 2020 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents decreased by 4.5% to $24.2 million for the three month period ended January 31, 2021 as compared with $25.3 million in the comparable period of 2020.  The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Index

Property Acquisitions and Properties Sold:

In the first three months of fiscal 2020, we sold two properties totaling 18,100 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the three months ended January 31, 2021 when compared with fiscal 2020.

Properties Held in Both Periods:

Revenues

Base Rent
The net decrease in base rents for the three month period ended January 31, 2021, when compared to the corresponding prior period, was predominantly caused by a reduction of $441,000 in the first three months of fiscal 2021 for a reversal of straight-line rents for tenants whose revenue recognition was switched to cash-basis accounting in accordance with ASC Topic 842. There was no such reversal in the first three months of fiscal 2020.  In addition, the reduction of base rents was caused by a decrease in occupancy rates in the first quarter of fiscal 2021 when compared with the corresponding prior period, predominantly related to the vacancies at nine properties.

In the first three months of fiscal 2021, we leased or renewed approximately 189,000 square feet (or approximately 4.2% of total GLA).  At January 31, 2021, the Company’s consolidated properties were 89.8% leased (90.4% leased at October 31, 2020).

Tenant Recoveries
In the three month period ended January 31, 2021, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) increased by a net $2.0 million when compared with the corresponding prior period.

The increase in tenant recoveries for the three month period ended January 31, 2021 when compared to the corresponding prior period was the result of having higher common area maintenance expenses in the three month period of fiscal 2021 when compared with the three month period of fiscal 2020 related to roof repairs, canopy repairs, and parking lot repairs.  In addition, we completed the 2020 annual reconciliations for both common area maintenance and real estate taxes in the first quarter of fiscal 2021 and those reconciliations resulted in us billing our tenants more than we had anticipated and accrued for in the prior period, which increased tenant reimbursement income in the current quarter.

Uncollectable Amounts in Lease Income
In the three month period ended January 31, 2021, uncollectable amounts in lease income increased by $313,000.  This increase was predominantly the result of our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of fiscal 2020.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic, our non-credit small shop tenants will need to use most of their resources to re-establish their business footing and any existing accounts receivable attributable to these tenants would most likely be uncollectable.

ASC Topic 842 Cash Basis Lease Income Reversals
The Company adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires amongst other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and in addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we have determined that as a result of the COVID-19 pandemic, 80 tenants' future lease payments were no longer probable of collection (9.2% of our approximate 870 tenants), this included 16 tenants who were converted to cash-basis accounting in this first quarter of fiscal 2021.  As a result of this assessment in three months ended January 31, 2021, we reversed $999,000 of lease income, consisting of billed lease income for all 80 tenants, and prior billed but uncollected accounts receivable related to the 16 tenants converted to cash-basis accounting the first quarter of fiscal 2021, which represented 1.0% of our ABR.  This reduction is a direct reduction of lease income in the consolidated statement of income for the three months ended January 31, 2021.

Expenses

Property Operating
In the three month period ended January 31, 2021, property operating expenses increased by $392,000 as a result of having higher common area maintenance expenses in the three month period of fiscal 2021 when compared with the three month period of fiscal 2020 related to roof repairs, canopy repairs, and parking lot repairs.

Property Taxes
In the three month period ended January 31, 2021, property tax expense was relatively unchanged when compared with the corresponding prior period.

Interest
In the three month period ended January 31, 2021, interest expense was relatively unchanged when compared with the corresponding prior period.

Depreciation and Amortization
In the three month period ended January 31, 2021, depreciation and amortization increased by $307,000 when compared with the prior period, primarily as a result of a write-off of tenant improvements related to a tenant that vacated six locations in our portfolio in fiscal 2021 and increased depreciation for tenant improvements for two large grocery store re-tenanting projects at our Eastchester, NY and Wayne, NJ properties after the first quarter of fiscal 2020.

General and Administrative Expenses
In the three month period ended January 31, 2021, general and administrative expenses decreased by $133,000 when compared with the corresponding prior period, primarily as a result of a decrease in restricted stock compensation amortization expense caused by a lower grant date stock price in January 2021 and a decrease in costs for business travel as many industry conventions were cancelled due to the COVID-19 Pandemic.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the three months ended January 31, 2021 and 2020 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Three Months Ended
	January 31,
	2021	2020
Net Income Applicable to Common and Class A Common Stockholders	$$4,479	$$5,071

Real property depreciation	5,702	5,671
Amortization of tenant improvements and allowances	1,315	1,036
Amortization of deferred leasing costs	476	407
Depreciation and amortization on unconsolidated joint ventures	375	373
(Gain)/loss on sale of property	28	339

Funds from Operations Applicable to Common and Class A Common Stockholders	$$12,375	$$12,897

FFO amounted to $12.4 million in the three months ended January 31, 2021 compared to $12.9 million in the comparable period of fiscal 2020.  The net decrease in FFO is attributable, among other things to:

Decreases:
•	A decrease in lease income related to additional vacancies in the portfolio in the first three months of 2021 predominantly at 9 properties.
•	A decrease of $164,000 in percentage rent collected in the first three months of fiscal 2021 when compared with the corresponding prior period.
•
An increase in uncollectable amounts in lease income of $313,000.  This increase was the result of an increase in our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-going COVID-19 pandemic.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of our third quarter until states loosened their restrictions and allowed almost all of our tenants to re-open, although some with operational restrictions.  Our assessment was based on the premise that as we emerge from the COVID-19 pandemic, our non-credit small shop tenants will need to use most of their resources to re-establish their business footing, and any existing accounts receivable attributable to those tenants would most likely be uncollectable.

•
An increase in the write-off of lease income in the first quarter for tenants in our portfolio whose future lease payments were deemed to be not probable of collection, requiring us under GAAP to convert revenue recognition for those tenants to cash-basis accounting.  This caused a write-off of lease income in the three months ended January 31, 2021 of $999,000, which consisted of the reversal of billed lease income for all 80 tenants converted to cash-basis accounting and the write-off of accounts receivable related to the 16 tenants converted to cash-basis accounting in the first quarter of fiscal 2021.  In addition, we reversed accrued straight-line rents receivable for these aforementioned 16 tenants of $441,000. There were no such reversals of lease income in the three months ended January 31, 2020.

Increases:
•
An increase in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in the first quarter of fiscal 2021, which resulted in a positive variance in the first quarter of fiscal 2021 when compared to the same period of fiscal 2020.

•
A $495,000 increase in lease termination income in the first three months of fiscal 2021 when compared with the corresponding prior period as a result of one tenant who occupied multiple spaces in our portfolio ceasing operations and buying out the remaining terms of their leases.

•
A net decrease in general and administrative expenses of $133,000, predominantly related to a decrease in compensation and benefits expense for the reduced amortization expense of restricted stock as a result of a lower common stock price on the January 2021 grant date.

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At January 31, 2021	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$25,500	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,300	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,500	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,800	3.38%	Aug-2026

Environmental Matters

Based on management's ongoing review of its properties, management is not aware of any environmental condition with respect to any of our properties that would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (a) the discovery of environmental conditions that were previously unknown, (b) changes in law, (c) the conduct of tenants or (d) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of January 31, 2021, we had total mortgage debt of $295.8 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of January 31, 2021, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

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
At January 31, 2021, we had $35 million in borrowings outstanding on our Facility, which bears interest at Libor plus 1.35%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended January 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  We have repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, we have repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock. For the three months ended January 31, 2021, the Company did not repurchase any stock under the Current Repurchase Program.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 10, 2021	and Principal Accounting Officer