Form 10-Q
period 2021-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2021-06-07
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of June 4, 2021 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,181,005 Common Shares, par value $.01 per share, and 30,100,790 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2021	October 31, 2020
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,150,941	$1,149,182
Less: Accumulated depreciation	(270,057)	(261,325)
	880,884	887,857
Investments in and advances to unconsolidated joint ventures	29,247	28,679
	910,131	916,536

Cash and cash equivalents	38,446	40,795
Tenant receivables-net	23,137	25,954
Prepaid expenses and other assets	21,171	18,263
Deferred charges, net of accumulated amortization	8,848	8,631
Total Assets	$1,001,733	$1,010,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$35,000	$35,000
Mortgage notes payable and other loans	295,773	299,434
Accounts payable and accrued expenses	14,247	18,033
Deferred compensation – officers	41	20
Other liabilities	22,564	24,550
Total Liabilities	367,625	377,037

Redeemable Noncontrolling Interests	66,081	62,071

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,181,005 and 10,073,652 shares issued and outstanding	103	102
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 30,100,790 and 29,996,305 shares issued and outstanding	301	300
Additional paid in capital	527,695	526,027
Cumulative distributions in excess of net income	(175,099)	(164,651)
Accumulated other comprehensive loss	(9,973)	(15,707)
Total Stockholders' Equity	568,027	571,071
Total Liabilities and Stockholders' Equity	$1,001,733	$1,010,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020

Revenues
Lease income	$64,278	$63,148	$31,795	$30,203
Lease termination	705	348	-	139
Other	2,220	2,132	1,131	938
Total Revenues	67,203	65,628	32,926	31,280

Expenses
Property operating	12,449	10,730	6,135	4,801
Property taxes	11,776	11,718	5,915	5,908
Depreciation and amortization	14,710	14,283	7,192	7,148
General and administrative	4,737	6,384	2,093	3,607
Directors' fees and expenses	198	193	89	88
Total Operating Expenses	43,870	43,308	21,424	21,552

Operating Income	23,333	22,320	11,502	9,728

Non-Operating Income (Expense):
Interest expense	(6,733)	(6,648)	(3,341)	(3,309)
Equity in net income from unconsolidated joint ventures	660	976	310	463
Unrealized holding gains arising during the periods	-	109	-	109
Gain (loss) on sale of property	406	(328)	434	11
Interest, dividends and other investment income	96	332	53	238
Net Income	17,762	16,761	8,958	7,240

Noncontrolling interests:
Net income attributable to noncontrolling interests	(1,837)	(2,066)	(925)	(1,028)
Net income attributable to Urstadt Biddle Properties Inc.	15,925	14,695	8,033	6,212
Preferred stock dividends	(6,825)	(6,825)	(3,412)	(3,413)

Net Income Applicable to Common and Class A Common Stockholders	$9,100	$7,870	$4,621	$2,799

Basic Earnings Per Share:
Per Common Share:	$0.21	$0.19	$0.11	$0.07
Per Class A Common Share:	$0.24	$0.21	$0.12	$0.07

Diluted Earnings Per Share:
Per Common Share:	$0.21	$0.18	$0.11	$0.07
Per Class A Common Share:	$0.24	$0.21	$0.12	$0.07

Dividends Per Share:
Common	$0.25	$0.50	$0.125	$0.25
Class A Common	$0.28	$0.56	$0.14	$0.28

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020

Net Income	$17,762	$16,761	$8,958	$7,240

Other comprehensive loss:
Change in unrealized losses on interest rate swaps	5,006	(8,101)	3,507	(7,172)
Change in unrealized losses on interest rate swaps-equity investees	728	(946)	470	(864)

Total comprehensive income (loss)	23,496	7,714	12,935	(796)
Comprehensive income (loss) attributable to noncontrolling interests	(1,837)	(2,066)	(925)	(1,028)

Total comprehensive income (loss) attributable to Urstadt Biddle Properties Inc.	21,659	5,648	12,010	(1,824)
Preferred stock dividends	(6,825)	(6,825)	(3,412)	(3,413)
Total comprehensive income (loss) applicable to Common and Class A Common Stockholders	$14,834	$(1,177)	$8,598	$(5,237)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended April 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$17,762	$16,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,710	14,283
Straight-line rent adjustment	2,331	(550)
Provision for tenant credit losses	3,271	1,845
Unrealized holding gains arising during the periods	-	(109)
(Gain)/loss on sale of property	(406)	328
Restricted stock compensation expense and other adjustments	1,932	3,515
Deferred compensation arrangement	21	(27)
Equity in net (income) of unconsolidated joint ventures	(660)	(976)
Distributions of operating income from unconsolidated joint ventures	660	976
Changes in operating assets and liabilities:
Tenant receivables	(2,786)	(2,753)
Accounts payable and accrued expenses	1,221	1,909
Other assets and other liabilities, net	(3,439)	(4,500)
Net Cash Flow Provided by Operating Activities	34,617	30,702

Cash Flows from Investing Activities:
Deposits on acquisition of real estate investment	-	(1,030)
Return of deposits on acquisition of real estate investment	-	530
Purchase of available for sale securities	-	(6,983)
Proceeds from sale of property	4,035	3,732
Improvements to properties and deferred charges	(11,621)	(11,728)
Investment in note receivable	(1,621)	-
Return of capital from unconsolidated joint ventures	104	202
Net Cash Flow (Used in) Investing Activities	(9,103)	(15,277)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(10,973)	(21,831)
Dividends paid -- Preferred Stock	(6,825)	(7,364)
Principal amortization repayments on mortgage notes payable	(3,400)	(3,315)
Proceeds from revolving credit line borrowings	-	35,000
Acquisitions of noncontrolling interests	(4,566)	(609)
Distributions to noncontrolling interests	(1,837)	(2,066)
Payment of taxes on shares withheld for employee taxes	(320)	(573)
Redemption of preferred stock	-	(75,000)
Net proceeds from the issuance of Common and Class A Common Stock	58	122
Net Cash Flow (Used in) Financing Activities	(27,863)	(75,636)

Net Increase/(Decrease) In Cash and Cash Equivalents	(2,349)	(60,211)
Cash and Cash Equivalents at Beginning of Period	40,795	94,079

Cash and Cash Equivalents at End of Period	$38,446	$33,868

Supplemental Cash Flow Disclosures:
Interest Paid	$6,669	$6,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended April 30, 2021 and 2020
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,073,652	$102	29,996,305	$300	$526,027	$(164,651)	$(15,707)	$571,071
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	9,100	-	9,100
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	5,734	5,734
Cash dividends paid :
Common stock ($0.25 per share)	-	-	-	-	-	-	-	-	-	(2,545)	-	(2,545)
Class A common stock ($0.28 per share)	-	-	-	-	-	-	-	-	-	(8,428)	-	(8,428)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,503	-	2,334	-	58	-	-	58
Shares issued under restricted stock plan	-	-	-	-	105,850	1	125,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,249)	-	(319)	-	-	(319)
Forfeiture of restricted stock	-	-	-	-	-	-	(400)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,931	-	-	1,931
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(8,575)	-	(8,575)
Balances - April 30, 2021	4,600,000	$115,000	4,400,000	$110,000	10,181,005	$103	30,100,790	$301	$527,695	$(175,099)	$(9,973)	$568,027

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2019	4,600,000	$115,000	4,400,000	$110,000	9,963,751	$101	29,893,241	$299	$520,988	$(158,213)	$(8,451)	$579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	7,870	-	7,870
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(9,047)	(9,047)
Cash dividends paid :
Common stock ($0.50 per share)	-	-	-	-	-	-	-	-	-	(5,035)	-	(5,035)
Class A common stock ($0.560 per share)	-	-	-	-	-	-	-	-	-	(16,796)	-	(16,796)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,780	-	3,896	-	105	-	-	105
Shares issued under restricted stock plan	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,873)	-	(573)	-	-	(573)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	3,532	-	-	3,532
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	11,009	-	11,009
Balances - April 30, 2020	4,600,000	$115,000	4,400,000	$110,000	10,071,981	$102	29,994,064	$300	$524,050	$(161,165)	$(17,498)	$570,789

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended April 30, 2021 and 2020
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - January 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,180,308	$103	30,100,161	$301	$526,721	$(170,543)	$(13,950)	$567,632
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	4,621	-	4,621
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,977	3,977
Cash dividends paid :
Common stock ($0.125 per share)	-	-	-	-	-	-	-	-	-	(1,273)	-	(1,273)
Class A common stock ($0.14 per share)	-	-	-	-	-	-	-	-	-	(4,214)	-	(4,214)
Issuance of shares under dividend reinvestment plan	-	-	-	-	697	-	1,029	-	29	-	-	29
Forfeiture of restricted stock	-	-	-	-	-	-	(400)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	945	-	-	945
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(3,690)	-	(3,690)
Balances - April 30, 2021	4,600,000	$115,000	4,400,000	$110,000	10,181,005	$103	30,100,790	$301	$527,695	$(175,099)	$(9,973)	$568,027

	Series G Preferred Stock Issued	Series G Preferred Stock Amount	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - January 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,070,238	$102	29,991,496	$300	$521,516	$(163,511)	$(9,463)	$573,944
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	2,799	-	2,799
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(8,035)	(8,035)
Cash dividends paid :
Common stock ($0.25 per share)	-	-	-	-	-	-	-	-	-	(2,518)	-	(2,518)
Class A common stock ($0.28 per share)	-	-	-	-	-	-	-	-	-	(8,398)	-	(8,398)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,743	-	2,568	-	53	-	-	53
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,481	-	-	2,481
Repurchase of Class A Common Stock	-	-	-	-	-	-	-	-	-	-	-	-
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	10,463	-	10,463
Balances - April 30, 2020	4,600,000	$115,000	4,400,000	$110,000	10,071,981	$102	29,994,064	$300	$524,050	$(161,165)	$(17,498)	$570,789

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2021, the Company owned or had equity interests in 80 properties containing a total of 5.2 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of April 30, 2021 all of our tenants’ businesses were permitted to operate, in some cases subject to modified operation procedures. Although the duration and severity of this pandemic are still uncertain, there is reason to believe that the success of vaccination efforts in the U.S. is leading to a decline in COVID-19 cases and having a positive impact on businesses, as federal, state and local restrictions are lifted and individuals begin returning to pre-pandemic activities.

As with every reporting period, management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at April 30, 2021. However, the COVID-19 pandemic has significantly impacted many of the sectors in which the Company’s tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact on the underlying businesses of many of the Company’s tenants.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess its asset portfolio for any impairment indicators. In addition, the extent to which the COVID-19 pandemic impacts the Company’s financial condition, results of operations and cash flows, in the near term, will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ending October 31, 2021. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2021. As of April 30, 2021, the fiscal tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of April 30, 2021, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At April 30, 2021, the Company had approximately $125.4 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.93% per annum. As of April 30, 2021 and October 31, 2020, the Company had a deferred liability of $8.3 million and $13.3 million, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive  income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At April 30, 2021, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $10.0 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2020, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $15.7 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of April 30, 2021, management does not believe that the value of any of its real estate investments is impaired. However, as described above, the COVID-19 pandemic has significantly impacted many of the retail sectors in which the Company’s tenants operate and if the effects of the pandemic are prolonged, it could have a significant adverse impact to the underlying businesses of many of the Company’s tenants.  The Company will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will continue to assess its asset portfolio for any impairment indicators.

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

In March 2021, the Company sold its property located in Hillsdale, NJ (the "Hillsdale Property") to an unrelated third party for a sale price of $1.3 million, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, Contracts with Customers, the Company recorded a gain on sale in the amount of $435,000 in its consolidated income statements for the six months and three months ended April 30, 2021, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In March 2021, the Company entered into a purchase and sale agreement to sell its property located in Newington, NH (the "Newington Property") to an unrelated third party for a sale price of $13.4 million as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the second quarter of fiscal 2021.   The net book value of the Newington Property was insignificant to financial statement presentation, and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at April 30, 2021.

In accordance with ASC Topic 840, Contracts with Customers, the Company anticipates it will record a gain on sale of the Newington Property in the approximate amount of $11.9 million, when the Company's performance obligation is met, the transfer of the property's title to the buyer and when consideration is received from the buyer for that performance obligation.  The Company expects this to occur later in fiscal 2021.

The operating results of the Hillsdale Property and Newington Property, which are included in continuing operations are as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
Revenues	$777	$962	$294	$462
Property operating expense	(244)	(307)	(134)	(135)
Depreciation and amortization	(36)	(95)	(16)	(42)
Net Income (Loss)	$497	$560	$144	$285

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

Lease income for operating leases with fixed payment terms is recognized on a straight-line basis over the expected term of the lease for all leases for which collectability is considered probable at the commencement date. At lease commencement, the Company expects that collectability is probable for all of its leases due to the Company’s credit checks on tenants and other creditworthiness analysis undertaken before entering into a new lease; therefore, income from all operating leases is initially recognized on a straight-line basis.  Lease income each period is reduced by amounts considered uncollectable on a lease-by-lease basis, with any changes in collectability assessments recognized as a current period adjustment to lease income. For operating leases in which collectability of lease income is not considered probable, lease income is recognized on a cash basis and all previously recognized uncollected lease income, including straight-line rental income, is reversed in the period in which the lease income is determined not to be probable of collection.

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

COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were, and some continue to be, negatively impacted by the COVID-19 pandemic, as state governments mandated restrictions on the operation of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As a result, 401 of approximately 863 tenants in the Company's consolidated portfolio, representing 1.6 million square feet and approximately 45.0% of the Company's annualized base rent, asked for some type of rent deferral or concession.  Subsequently, approximately 118 of the 401 tenants withdrew their requests for rent relief or paid their rent in full. We continued to receive a smaller number of new requests even after businesses began to re-open, and in some cases, follow-on requests from tenants to whom we had already provided rent relief, but these requests are beginning to taper off and no new requests from tenants who had not previously requested rent relief were received during the quarter ended April 30, 2021. The Company has evaluated, and will continue to evaluate any requests on a case-by-case basis to determine an appropriate course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to the long-term interests of the Company.  In evaluating these requests, the Company has been considering, and will continue to consider, many factors, including the tenant's financial strength, the tenant's operating history, potential co-tenancy impacts, the tenant's contribution to the shopping center in which it operates, the Company's assessment of the tenant's long-term viability, the difficulty or ease with which the tenant could be replaced and other factors. Each negotiation is specific to the tenant making the request.  The primary strategy of the Company is that most of these concessions will be in the form of deferred rent for some portion of rents due for the months of April 2020 through December 2020 or potentially for a portion of fiscal 2021, to be paid over a later part of the lease, preferably within a period of one year or less. In some instances, however, the Company determined that it was more appropriate to abate some portion of base rents for the months of April 2020 through December 2020, or potentially for a portion of fiscal 2021 and for one tenant, through fiscal 2023. From the onset of COVID-19 through April 30, 2021, the Company has completed 274 lease modifications, consisting of base rent deferrals totaling $3.8 million and rent abatements totaling $3.7 million. Included in the aforementioned amounts were 40 and 8 rent deferrals and abatements completed in the six and three months ended April 30, 2021, respectively, which deferred $426,000 and $26,000 of base rents and abated $2.3 million and $287,000 of base rents in the six and three months ended April 30, 2021, respectively. The $287,000 in rent abatements completed in the three months ended April 30, 2021 included $84,000 in base rents due for periods after April 30, 2021.

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

Tenant Receivables

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent.

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. During the six and three months ended April 30, 2021, we recognized collectability related adjustments totaling $3.3 million and $1.6 million, respectively. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  This resulted in a reduction of lease income for the six and three months ended April 30, 2021 in the amount of $1.9 million and $893,000, respectively, related to tenants whose assessment of collectability was changed from probable to not probable, either in a prior period or in the current period. In addition, the Company wrote-off $1.3 million and $814,000 of previously recorded straight-line rent receivables related to tenants whose assessment of collectability was changed from probable to not probable in the six and three months ended April 30, 2021, respectively.  As of April 30, 2021, the revenue from approximately 10.3% of our tenants (based on total commercial leases) is being recognized on a cash basis.

At April 30, 2021 and October 31, 2020, $19,740,000 and $22,330,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectable as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable.  Such allowances are reviewed periodically.  At April 30, 2021 and October 31, 2020, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $8,638,000 and $8,769,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
Numerator
Net income applicable to common stockholders – basic	$1,986	$1,705	$1,009	$607
Effect of dilutive securities:
Restricted stock awards	37	51	25	13
Net income applicable to common stockholders – diluted	$2,023	$1,756	$1,034	$620

Denominator
Denominator for basic EPS – weighted average common shares	9,250	9,143	9,250	9,144
Effect of dilutive securities:
Restricted stock awards	248	391	353	303
Denominator for diluted EPS – weighted average common equivalent shares	9,498	9,534	9,603	9,447

Numerator
Net income applicable to Class A common stockholders-basic	$7,114	$6,165	$3,612	$2,192
Effect of dilutive securities:
Restricted stock awards	(37)	(51)	(25)	(13)
Net income applicable to Class A common stockholders – diluted	$7,077	$6,114	$3,587	$2,179

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,583	29,508	29,576	29,500
Effect of dilutive securities:
Restricted stock awards	84	135	188	131
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,667	29,643	29,764	29,631

Segment Reporting
The Company's primary business is the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, with a concentration in the metropolitan tri-state area of the City of New York. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of base rental income and tenant reimbursement income, less rental expenses and real estate taxes. Only one of the Company’s properties, located in Stamford, CT (“Ridgeway”), is considered significant as its revenue is in excess of 10% of the Company’s consolidated total revenues and accordingly is a reportable segment. The Company has aggregated the remainder of its properties as they share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in the same major metropolitan area, and have similar tenant mixes.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid 1990’s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut.

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
Ridgeway Revenues	10.4%	11.3%	10.7%	11.4%
All Other Property Revenues	89.6%	88.7%	89.3%	88.6%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	April 30, 2021	October 31, 2020
Ridgeway Assets	6.3%	6.4%
All Other Property Assets	93.7%	93.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and six months ended April 30, 2021 or the year ended October 31, 2020.

	April 30, 2021	October 31, 2020
Ridgeway Percent Leased	92%	92%

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
The Stop & Shop Supermarket Company	21%	20%	21%	19%
Bed, Bath & Beyond	15%	14%	15%	14%
Marshall’s Inc.	11%	10%	11%	10%
All Other Tenants at Ridgeway (Note 2)	53%	56%	53%	57%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Six Months Ended April 30, 2021			Three Months Ended April 30, 2021
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$6,989	$60,214	$67,203	$3,528	$29,398	$32,926
Property Operating Expenses	$2,301	$21,924	$24,225	$1,147	$10,903	$12,050
Interest Expense	$819	$5,914	$6,733	$391	$2,950	$3,341
Depreciation and Amortization	$1,172	$13,538	$14,710	$592	$6,600	$7,192
Net Income	$2,697	$15,065	$17,762	$1,398	$7,560	$8,958

Income Statements (In Thousands):	Six Months Ended April 30, 2020			Three Months Ended April 30, 2020
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$7,385	$58,243	$65,628	$3,562	$27,718	$31,280
Property Operating Expenses	$2,218	$20,230	$22,448	$1,088	$9,621	$10,709
Interest Expense	$841	$5,807	$6,648	$413	$2,896	$3,309
Depreciation and Amortization	$1,197	$13,086	$14,283	$610	$6,538	$7,148
Net Income	$3,129	$13,632	$16,761	$1,451	$5,789	$7,240

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of April 30, 2021.

Index
(2) UNSECURED REVOLVING CREDIT FACILITY

Until it was terminated on March 30, 2021, the Company had a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A and Bank of Montreal (co-syndication agents).  The Facility gave the Company the option, under certain conditions, to increase the Facility's borrowing capacity up $150 million (subject to lender approval).  The maturity date of the Facility was August 23, 2021.

On March 30, 2021, the Company refinanced its existing Facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents), increasing the capacity to $125 million from $100 million, with the ability under certain conditions to additionally increase the capacity to $175 million (subject to lender approval).  The maturity date of the new Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Eurodollar rate plus 1.45% to 2.20% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally requires the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at April 30, 2021. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 44.6% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing acquiring its initial interest in Orangeburg, the Company has made additional investments in the amount of $6.8 million in Orangeburg, and as a result, as of April 30, 2021 the Company's ownership percentage has increased to 44.6% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 23.7% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests from non-managing members totaling $7.8 million and has contributed $1.5 million in additional equity to the venture through April 30, 2021.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge Center"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge Center is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 4.72% of their invested capital.

Dumont

The Company is the managing member and owns a 36.4% interest in Dumont.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through April 30, 2021.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.0% of their invested capital.

New City

The Company is the managing member and owns an 84.3% equity interest in New City.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $289,300 through April 30, 2021.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the six months ended April 30, 2021 and 2020, the Company increased/(decreased) the carrying value of the noncontrolling interests by $8.6 million and $(11.0) million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the six months ended April 30, 2021 and the fiscal year ended October 31, 2020 (amounts in thousands):

	April 30, 2021	October 31, 2020
Beginning Balance	$62,071	$77,876
Change in Redemption Value	8,575	(15,047)
Partial Redemption of High Ridge Noncontrolling Interest	(4,565)	(560)
Partial Redemption of New City Noncontrolling Interest	-	(198)

Ending Balance	$66,081	$62,071

Index

(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2021 and October 31, 2020 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	April 30, 2021	October 31, 2020
Chestnut Ridge Shopping Center (50%)	$12,389	$12,252
Gateway Plaza (50%)	6,784	6,929
Putnam Plaza Shopping Center (66.67%)	3,189	2,599
Midway Shopping Center, L.P. (11.79%)	4,166	4,233
Applebee's at Riverhead (50%)	1,996	1,943
81 Pondfield Road Company (20%)	723	723
Total	$29,247	$28,679

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

Gateway is subject to an $11.4 million non-recourse first mortgage.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $25.2 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Tops-anchored Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York.

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $18.2 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

The following table provides a disaggregation of lease income recognized during the six and three months ended April 30, 2021 and 2020, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2021	2020	2021	2020
Operating lease income:
Fixed lease income (Base Rent)	$48,468	$50,533	$24,404	$25,418
Variable lease income (Recoverable Costs)	18,792	14,110	8,814	6,115
Other lease related income, net:
Above/below market rent amortization	289	350	194	173
Uncollectible amounts in lease income	(1,379)	(1,845)	(724)	(1,503)
ASC Topic 842 cash basis lease income reversal	(1,892)	-	(893)	-

Total lease income	$64,278	$63,148	$31,795	$30,203

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2021 (a)	$47,709
2022	85,447
2023	69,814
2024	59,360
2025	48,775
Thereafter	207,961
Total	$519,066

(a) The future minimum rental income for fiscal 2021 includes amounts due between May 1, 2021 through October 31, 2021.

(b) The amounts above are based on existing leases in place at April 30, 2021.

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

During the six months ended April 30, 2021, the Company awarded 105,850 shares of Common Stock and 125,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2021 was approximately $3.0 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of April 30, 2021, and changes during the six months ended April 30, 2021 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2020	924,550	$17.69	490,950	$21.56
Granted	105,850	$11.68	125,800	$13.75
Vested	(102,600)	$17.06	(91,800)	$19.14
Forfeited	-	$-	(400)	$18.85
Non-vested at April 30, 2021	927,800	$17.08	524,550	$20.12

As of April 30, 2021, there was $13.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.8 years. For the six months ended April 30, 2021 and 2020 amounts charged to compensation expense totaled $1,949,000 and $3,515,000, respectively.  For the three months ended April 30, 2021 and 2020, amounts charged to compensation expense totaled $964,000 and $2,468,000, respectively. Both the three and six months ended April 30, 2020 amounts charged to compensation expense include $1.4 million related to the accelerated vesting of previously unamortized restricted stock compensation as the result of the death of our Chairman Emeritus, Charles J. Urstadt, in March 2020.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2020 and April 30, 2021, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2021

Liabilities:
Interest Rate Swap Agreement	$8,294	$-	$8,294	$-
Redeemable noncontrolling interests	$66,081	$18,409	$47,126	$546

October 31, 2020

Liabilities:
Interest Rate Swap Agreement	$13,300	$-	$13,300	$-
Redeemable noncontrolling interests	$62,071	$9,921	$51,604	$546

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2021, the Company had commitments of approximately $2.7 million for capital improvements to its properties and tenant-related obligations.

During and subsequent to the first six months of fiscal 2021, the world has continued to be impacted by the COVID-19 pandemic. It has created significant economic uncertainty and volatility. The extent to which the COVID-19 pandemic continues to impact the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time. While it appears that the COVID-19 pandemic has begun to ease in the U.S. and businesses, including the Company’s tenants, are in the early stages of recovery, many of them may still face an uncertain future and the long-term impacts of the COVID-19 pandemic are unclear.

(9) SUBSEQUENT EVENTS

On June 4, 2021, the Board of Directors of the Company declared cash dividends of $0.207 for each share of Common Stock and $0.23 for each share of Class A Common Stock.  The dividends are payable on July 16, 2021 to stockholders of record on July 2, 2021.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, and the uncertainty regarding medical responses to the pandemic. There is, however, reason to believe that the success of vaccination efforts in the U.S. is leading to a decline in COVID-19 cases and having a positive impact on businesses, as federal, state and local restrictions are lifted and individuals begin returning to pre-pandemic activities.

Important factors, among others, that may affect our actual results include:

•
negative impacts from the continued spread of COVID-19 or from the emergence of a new strain of novel corona virus, including on the U.S. or global economy or on our business, financial position or results of operations;

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

At April 30, 2021, we owned or had equity interests in 80 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.2 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 90.1% of the GLA was leased (90.4% at October 31, 2020).  Of the properties owned by unconsolidated joint ventures, approximately 94.2% of the GLA was leased (91.1% at October 31, 2020).  In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of April 30, 2021, the self-storage facility had 57,414 of available GLA, which was 98.6% leased.  The rent per available square foot was $24.98.  As discussed later in this Item 2, we have also developed a second self-storage facility located in Stratford, CT with 131,000 square feet of available GLA.  The facility has been operational for approximately 3 months and is 25% leased.

In addition to our business of owning and managing real estate, we are also involved in the beer, wine and spirits retail business, through our ownership of six subsidiary corporations formed as taxable REIT subsidiaries.  Each subsidiary corporation owns and operates a beer, wine and spirits retail store at one of our shopping centers.  To manage our operations, we have engaged an experienced third-party, retail beer, wine and spirits manager, which also owns many stores of its own.  Each of these stores occupies space at one of our shopping centers, fulfilling a strategic need for a beer, wine and spirits business at such shopping center.  These five stores are not currently providing material earnings in excess of what the Company would have earned from leasing the space to unrelated tenants at market rents.  However, these businesses are continuing to mature, and net sales and earnings may eventually become material to our financial position and net income.  Nevertheless, our primary business remains the ownership and management of real estate, and we expect that the beer, wine and spirts business will remain an ancillary aspect of our business model.  However, if the right opportunity presents itself, we may open additional beer, wine and spirits stores at other shopping centers if we determine that any such store would be a strategic fit for our overall business and the investment return analysis supports such a determination.

We have paid quarterly dividends to our stockholders continuously since our founding in 1969.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our property portfolio and tenants are estimates based on information available to us as of May 20, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change going forward, potentially significantly, and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for fiscal 2021 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the northeast region in which our properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. market has come under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, thereby limiting the operations of different categories of our tenants to varying degrees.  Many (but not all) of these restrictions have been gradually lifted as the COVID-19 situation in the tri-state area has significantly improved as a result of various factors, including a large portion of the population getting vaccinated, with most businesses now permitted to open at full or close to full capacity, but under other limitations intended to control the spread of COVID-19.

Moreover, not all tenants have been impacted in the same way or to the same degree by the pandemic and the measures adopted to control the spread of COVID-19.   For example, grocery stores, pharmacies and wholesale clubs have been permitted to remain fully open throughout the pandemic and have generally performed well given their focus on food and necessities.  Many restaurants have also been considered essential, although social distancing and group gathering limitations have until recently, prevented or limited dine-in activity, forcing tenants to evaluate alternate means of operations, such as outdoor dining, delivery and pick-up.  The large majority of our restaurant tenants are fast casual, rather than full-service restaurants.  For a number of our tenants that operate businesses involving high contact interactions with their customers, such as spas and salons, the negative impact of COVID-19 on their business has been more severe and the recovery more difficult.  Gyms and fitness tenants have experienced varying results. Dry cleaners have also suffered as a result of many workers continuing to work from home.  There is, however, reason to believe that the success of vaccination efforts in the U.S. is leading to a decline in COVID-19 cases and having a positive impact on businesses, as federal, state and local restrictions are lifted and individuals begin returning to pre-pandemic activities. The following additional information reflects the impact of COVID-19 on our portfolio and tenants:

•
As of April 30, 2021, all of our 73 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating, with approximately 99.6% of our tenants (based on Annualized Base Rent ("ABR")) open and fully or partially operating and approximately 0.4% of our tenants currently closed.

•
As of April 30, 2021, all of our shopping centers include necessity-based tenants, with approximately 71.1% of our tenants (based on ABR) designated as “essential businesses” during the early stay-at-home period of the pandemic in the tri-state area or otherwise permitted to operate through curbside pick-up and other modified operating procedures in accordance with state guidelines.  These essential businesses are 99.6% open.

•
As of April 30, 2021, approximately 84% of our GLA is located in properties anchored by grocery stores, pharmacies or wholesale clubs, 6% of our GLA is located in outdoor retail shopping centers adjacent to regional malls and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 2% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York, three retail bank branches and one childcare center.  All six suburban office buildings are open with some restrictions based on state mandates and all of the retail bank branches are open.

•
As of June 1, 2021, we have received payment of approximately 91.2%, 92.4% and 85.7% of lease income, consisting of contractual base rent (leases in place without consideration of any deferral or abatement agreements), common area maintenance reimbursement and real estate tax reimbursement billed for April 2020 through April 2021, the second quarter (February-April) of fiscal 2021 and the month of May 2021, respectively, not including the application of any security deposits.

•
Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the pandemic when stay-at-home orders were in place and many businesses were required to close. We continued to receive a smaller number of new requests even after businesses began to re-open, and in some cases, follow-on requests from tenants to whom we had already provided rent relief, but these requests are beginning to taper off and no new requests from tenants who had not previously requested rent relief were received during the quarter ended April 30, 2021. We have been evaluating each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  In evaluating these requests, we have been considering many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, our assessment of the tenant’s long-term viability, the difficult or ease with which the tenant could be replaced, and other factors.  Although each negotiation has been specific to that tenant, most of these concessions have been in the form of deferred rent for some portion of rents due in April  through December 2020, or longer, to be paid back over the later part of the lease, preferably within a period of one year or less.  In addition, some of these concessions have been in the form of rent abatements for some portion of tenant rents due in April 2020 through December 2020 or longer.

•
As of April 30, 2021, we have received 401 rent relief requests from the approximately 863 tenants in our consolidated portfolio. Subsequently, approximately 118 of the 401 tenants withdrew their request for rent relief or paid their rent in full. These requests represent 45.0% of our ABR and 35.0% of our GLA.  Since the on-set of COVID-19 through April 30, 2021, we have completed 274 lease modifications, consisting of base rent deferrals totaling $3.8 million or 3.9% of our ABR and rent abatements totaling $3.7 million, or 3.8% of our ABR. Included in the aforementioned amounts were the rent deferrals and abatements completed in the three months ended April 30, 2021, which amounted to 8 rent deferrals or abatements, which deferred $26,000 of base rents, or 0.1% of our ABR and abated $287,000 of base rents, or 0.3% of our ABR. The $287,000 in rent abatements completed in the three months ended April 30, 2021 included $84,000 in base rents due for periods after April 30, 2021.

Each reporting period, we must make estimates as to the collectability of our tenants’ accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  As a result of this analysis, we have increased our allowance for doubtful accounts by $1.4 million and $725,000 in the six and three months ended April 30, 2021, respectively, which on an annualized basis represents approximately 2.9% of ABR.  Management has every intention of collecting our billed rents, to the extent feasible, regardless of the requirement under Generally Accepted Accounting Principles ("GAAP") to reserve for uncollectable accounts.  In addition, the GAAP accounting standard governing leases requires, among other things, that if a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and any straight-line rental receivables would need to be reversed in the period that the collectability assessment is changed to not probable.  As a result of the continuing analysis of our entire tenant base, we have determined as of April 30, 2021 that 89 tenants future lease payments were no longer probable of collection (10.3% of our approximate 863 tenants), which included 9 tenants converted to cash-basis accounting in the three months ended April 30, 2021 in accordance with ASC Topic 842.  As a result of this assessment, in the six and three months ended April 30, 2021, we reversed lease income in the amount of $1.9 million and $893,000, respectively, which represented  a reversal of prior billed but unpaid rents related to the tenants converted to cash-basis accounting in the current quarter and billed but unpaid rents related to all 89 tenants converted to cash basis accounting through April 30, 2021.  The reduction to lease income was approximately 3.9% of ABR.  In addition, as a result of this assessment, we reversed $1.3 million and $814,000 in the six and three months ended April 30, 2021, respectively, of accrued straight-line rent receivables related to tenants converted to cash basis accounting in the two respective periods.  All of these charges result in a direct reduction of lease income on our consolidated income statement.

Each reporting period, management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at April 30, 2021. The COVID-19 pandemic has, however, significantly impacted many of the sectors in which our tenants operate, and if the effects of the pandemic are prolonged, it could have a significant adverse impact on their underlying industries.  We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we would be required to take impairment charges and such amounts could be material. See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding impairment charges.

Index
Actions Taken in Response to COVID-19

Moreover, we have taken a number of proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:

•
Along with our tenants and the communities we together serve, the health and safety of our employees is our top priority. We have adapted our operations to protect employees, including by implementing a work-from-home policy in March 2020, which worked seamlessly, with no disruption in our service to tenants and other business partners.  On May 20, 2020, in response to a change in the State of Connecticut's mandates, we re-opened our office at less than 50% capacity, with employees encouraged to continue working from home when feasible consistent with business needs.  Thereafter, we have been gradually increasing our office capacity in accordance with applicable state guidance. We continue to closely monitor recommendations and mandates of federal, state and local governments and health authorities to ensure the safety of our own employees as well as our properties.

•
We are in regular communication with our tenants,  providing assistance in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act”).  We compiled a robust set of tenant materials explaining these and other programs, which were posted when relevant to the tenant portal on our website, disseminated by e-mail to all of our tenants and communicated directly by telephone through our leasing agents.  Each of our tenants was also assigned a leasing agent to whom the tenant could turn with questions and concerns during these uncertain times.

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

•
At April 30, 2021, we had approximately $38.4 million in cash and cash equivalents on our consolidated balance sheet, and an additional $89 million available under our Facility (excluding the $50 million accordion feature).

•
The only unsecured debt we have outstanding are draws on our Facility.  In March 2021, we refinanced our Facility, which increased the capacity to $125 million and extended the maturity three years. The new maturity date is March 29, 2024, with an additional one-year company extension option.  Additionally, we do not have any secured debt maturing until January 2022.  All maturing secured debt in fiscal 2022 is generally below a 45% loan-to-value ratio, and we believe we will be able to refinance that debt.

•
We have taken proactive measures to manage costs, including reducing, where possible, our common area maintenance spending. We have an ongoing construction project at one of our properties, with approximately $300,000 remaining to complete the project.  Otherwise, only minimal construction is underway.  Further, we expect that the only material capital expenditures at our properties in the near-term will be tenant improvements and/or other leasing costs associated with existing and new leases.

•
On March 27, 2020, the President of the United States signed into law The CARES Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The Company has availed itself of some of the above benefits afforded by The CARES Act. We believe that many of our tenants have also availed themselves of one or more of the benefits afforded by The Cares Act.

•
Subsequently, additional COVID-19 federal stimulus packages, including the Consolidated Appropriations Act, 2021 and the America Rescue Plan of 2021 have been enacted. Among other things, these stimulus packages have enhanced, extended or supplemented benefits and programs provided under The CARES Act, for which some of our tenants qualify. As with the Cares Act, the Company has disseminated information about these programs to our tenants through our website and general ledger system.

•
On June 4, 2021, the company’s Board of Directors declared a quarterly dividend of $0.207 per Common share and $0.23 per Class A Common share that will be paid on July 16, 2021 to holders of record on July 2, 2021. The Board determined that the increased level is appropriate, after taking into account the improved liquidity position of the Company, the significant progress made in vaccinating the U.S. public, the resulting decline in COVID-19 cases, and the early signs of business improvement as operating restrictions are relaxed and individuals begin returning to pre-pandemic activities. Also, as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders.  Based on our estimates, this level of Common Stock dividend, when combined with our preferred stock dividends, will satisfy that requirement (excluding gains on sales of property).  The Board declared the full contractual dividend on both our Series H and Series K Cumulative Preferred Stock, which will be paid on July 30, 2021, to holders of record on July 16, 2021. Going forward, our Board of Directors will continue to evaluate our dividend policy.

•
For most of the pandemic, we redirected our acquisitions department to assist with lease negotiations as there were few commercial real estate property transactions taking place. As the COVID-19 pandemic eases and the economy improves, some commercial properties are starting to trade in the marketplace.  We always seek opportunities to acquire high-quality neighborhood and community shopping centers, and as a result of our strong liquidity position and access to various forms of capital, we have the ability to execute on potential acquisitions should the right opportunity arise.

Strategy, Challenges & Outlook

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  In addition, we have mortgage debt secured by some of our properties.  As mentioned earlier, we do not have any secured debt maturing until January of 2022.

Key elements of our growth strategy and operating policies are to:

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

We believe our strategy of focusing on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, is being validated during the COVID-19 pandemic.  We believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants do not supply basic necessities.   During normal conditions, we believe that consumers generally prefer to purchase food and other staple goods and services in person, and even during the COVID-19 pandemic our supermarkets, pharmacies and wholesale clubs have been posting strong in-person sales.  Moreover, most of our grocery stores have also implemented or expanded curbside pick-up or partnered with delivery services to cater to the needs of their customers during the COVID-19 pandemic.

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

Moreover, due to the current disruptions in the economy and our marketplace as a result of the COVID-19 pandemic and resulting changes to the short-term and possibly even long-term landscape for brick-and-mortar retail, we anticipate that it will be more difficult to actively pursue and achieve certain elements of our growth strategy.  For example, it could be more difficult for us to acquire or sell properties in fiscal 2021 (or possibly beyond), as it may be difficult to correctly value a property given changing circumstances. Additionally, parties may be unwilling to enter into transactions during such uncertainty. However, as the COVID-19 pandemic eases and the economy improves, some commercial properties are starting to trade in the marketplace. We may also be less willing to enter into developments or capital improvements that require large amounts of upfront capital if the expected return is perceived as delayed or uncertain.  While we believe we still maintain a conservative capital structure and low debt levels, particularly relative to our peers, our profile may evolve based on changing needs.

While it appears that the COVID-19 pandemic has begun to ease in the U.S. and businesses are in the early stages of recovery, we expect that our rent collections will continue to be below our tenants’ contractual rent obligations during the early stages of such recovery and potentially beyond. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments occurring after April 2021, which are highly uncertain and cannot be predicted. Rental income collections and rent relief requests to date may not be indicative of collections or requests in any future period.

We continue to have active discussions with existing and potential new tenants for new and renewed leases. With significant progress made in vaccinating the U.S. public, the resulting decline in COVID-19 cases, and the early signs of business improvement as operating restrictions are relaxed and individuals begin returning to pre-pandemic activities, we have observed a marked increase in leasing activity, including interest from potential new tenants and tenants interested in renewing their leases. However, our tenants and other businesses are in the early stages of a potential recovery and many of them may still face an uncertain future.  As a result, we may continue to experience higher than typical vacancy rates, take longer to fill vacancies and suffer potentially lower rental rates until the recovery becomes more robust.

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

Transaction Highlights of Fiscal 2021; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In December 2020, we redeemed 17,995 units of UB High Ridge, LLC from a noncontrolling member.  The total cash price paid for the redemption was $364,000. As a result of the redemption, our ownership percentage of High Ridge increased to 17.0% from 16.3%.

•
In March 2021, we sold one free standing restaurant retail property located in Hillsdale, NJ, as that property no longer met our investment objectives.  The property was sold for $1.3 million and we recorded a gain on sale of property the six month and three month periods ended April 30, 2021 in the amount of $435,000.

•
In March 2021, we entered into a purchase and sale agreement to sell our property located in Newington, NH, to an unrelated third party for a sale price of $13.4 million, as that property no longer met our investment objectives.  We anticipate the sale will close sometime later in fiscal 2021.  When and if the sale closes, we anticipate that we will record a gain on sale of the property in the approximate amount of $11.9 million.

•
In March 2021, we refinanced our Facility, increasing the borrowing capacity to $125 million and extending the maturity date to March 29, 2024 with a one-year extension at our option.  Please see note 2 in our financial statements included in Item 1 for more information.

•
In April 2021, we redeemed 178,804 units of UB High Ridge, LLC from a noncontrolling member.  The total cash price paid for the redemption was $4.2 million. As a result of the redemption, our ownership percentage of High Ridge increased to 23.7% from 17.0%.

Index

Leasing

For the six months ended April 30, 2021, we signed leases for a total of 424,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 51,000 square feet at an average rental decrease of 13.5% on a cash basis.  Renewals for 373,000 square feet of space previously occupied were signed at an average rental decrease of 2.2% on a cash basis.

Tenant improvements and leasing commissions averaged $26.08 per square foot for new leases for the six months ended April 30, 2021. We did not pay any tenant improvements and leasing commissions on renewal leases for the six months ended April 30, 2021. The average term for new leases was 6 years and the average term for renewal leases was 3 years.

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

In the past, we had seen overall positive increases in rental income for renewal leases, but since the outbreak of the COVID-19 pandemic and the resulting regulatory restrictions on business operations, we have experienced average rental income decreases that exceed historic norms.  Moreover, notwithstanding the significant progress made in vaccinating the U.S. public, the resulting decline in COVID-19 cases, and the early signs of business improvement as operating restrictions are relaxed and individuals begin returning to pre-pandemic activities, the long-term prospects of some of our tenants and the overall economic recovery is still uncertain.  Therefore, our average rental rates on renewal and new leases may continue to suffer.

Significant Leasing Events

In 2017, Toys R’ Us and Babies R’ Us (“Toys”) filed a voluntary petition under chapter 11 of title 11 of the United States Bankruptcy Code, and subsequently liquidated the company.  Toys ground leased 65,700 square feet of space at our Danbury, CT shopping center.  In August 2018, this lease was purchased out of bankruptcy from Toys and assumed by a new owner.  The base lease rate for the 65,700 square foot space was and remains at $0 for the duration of the lease, and we did not have any other leases with Toys, so our cash flow was not impacted by the bankruptcy of Toys.  As of the date of this report, the ground lease has been subsequently sold to a national retailer, Ocean State Job Lot, who is operating a store in approximately 45,000 square feet of the 65,700 square feet covered by the lease.

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

Valuation of investment properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of April 30, 2021, management does not believe that any of our investment properties are impaired based on information available to us at April 30, 2021. In the future, almost any level of impairment would be material to our net income.

Revenue Recognition
Our main source of revenue is lease income from our tenants to whom we lease space at our 80 shopping centers. The COVID-19 pandemic has caused distress for many of our tenants as some of those tenant businesses were forced to close early in the pandemic, and although most have been allowed to re-open and operate, many tenants like restaurants and fitness/gyms are operating at reduced capacity or operational efficiency.  As a result we have many tenants who have had difficulty paying all of their contractually obligated rents and we have reached agreements with many of them to defer or abate portions of the contractual rents due under their leases with the Company.  In accordance with ASC Topic 842, where appropriate, we will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables, which would reduce lease income. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted and these future losses could be material.

Allowance for doubtful accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, and record an allowance for doubtful account for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of April 30, 2021, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $2.2 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and Note 1 in our consolidated financial statements included in Item 8 of our October 31, 2020 Annual Report on From 10-K.

Index
Liquidity and Capital Resources

Overview

At April 30, 2021, we had cash and cash equivalents of $38.4 million, compared to $40.8 million at October 31, 2020. Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  As a result of state mandates forcing many non-essential businesses to close or restricting store operations to help prevent the spread of COVID-19, many of our tenants are suffering.  Please see the "Impact of COVID-19" section earlier in this Item 2 for more information. For the six months ended April 30, 2021 and 2020, net cash flows from operating activities amounted to $34.6 million and $30.7 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the six months ended April 30, 2021 and 2020 totaled $11.0 million and $21.8 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.   As a result of the COVID-19 pandemic, we have made a number of concessions in the form of deferred rents and rent abatements, as more extensively discussed under the "Impact of COVID-19" section earlier in this Item 2.  To the extent rent deferral arrangements remain collectible, it will reduce operating cash flow in the near term but most likely increase operating cash flow in future periods.  This process is ongoing.

During the first two quarters of fiscal 2021, the Board of Directors declared and the Company paid quarterly dividends that were reduced from pre-pandemic levels, as more extensively discussed under the "Impact of COVID-19" section earlier in this Item 2.  Subsequent to the end of the second quarter the Board of Directors has increased our Common and Class A Common stock dividends when compared to the reduced dividends that have been paid during the pandemic.  Future determinations regarding quarterly dividends will impact the Company's short-term liquidity requirements.

We are also in contract to sell our last non-core shopping center located in Newington, NH for a sale price of $13.4 million.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the six months ended April 30, 2021, we paid approximately $11.6 million for property improvements, tenant improvements and leasing commission costs ($4.6 million representing property improvements, $4.8 million in property improvements related to our Stratford project (see paragraph below) and approximately $2.2 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $2.7 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2021 and fiscal 2022.  This amount is inclusive of commitments for the Stratford, CT development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.  The above amounts do not include a potential new self-storage development at our Pompton Lakes, NJ property.  The cost for this development is still in the planning stages but the anticipated cost is estimated to be $7 million, which will be funded with available cash or borrowings on our Facility.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We are building two pad-site buildings totaling approximately 5,200 square feet, which are pre-leased to national retail chains, and a self-storage facility of approximately 131,000 square feet, which will be managed for us by a national self-storage company. We anticipate the total development cost will be approximately $18.6 million (excluding land cost), of which we have already funded $18.3 million as of April 30, 2021 and plan on funding the balance with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  We have completed the construction of one of the retail pads and the self-storage building as of April 30, 2021.  The storage building is approximately 25.8% leased as of April 30, 2021.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $295.8 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of April 30, 2021 and $294.1 million in fixed-rate mortgage loans with a weighted average interest rate of 4.1% at April 30, 2021.  The mortgages are secured by 24 properties with a net book value of $514 million and have fixed rates of interest ranging from 3.5% to 4.9%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At April 30, 2021, we had 50 properties in our consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have eight promissory notes secured by properties we consolidate and three promissory notes secured by properties in joint ventures that we do not consolidate.  The interest rate on these 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) plus some amount of credit spread.  In addition, on the day these notes were executed by us, we entered into derivative interest rate swap contracts, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR, to a fixed rate of interest for the life of each note. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  At some point, all contracts, including our 11 promissory notes and 11 swap contracts that use LIBOR, will no longer have the reference rate available and the reference rate will need to be replaced.  We have good working relationships with all of our lenders to our notes, who are also the counterparties to our swap contracts.  All indications we have received from our lenders and counterparties is that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were to happen, we believe there would be no material effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our promissory notes or swap contracts will stop being published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties on how they plan on dealing with this replacement rate event, we cannot be certain of the impact on the Company.  See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 33.0% and a fixed charge coverage ratio of over 2.9 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 50 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At April 30, 2021, we had borrowing capacity of $89.3 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

Until it was terminated on March 30, 2021, we had a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gave us the option, under certain conditions, to increase the Facility's borrowing capacity up $150 million (subject to lender approval).  The maturity date of the Facility was August 23, 2021.

On March 30, 2021, we refinanced our existing Facility with the same syndicate of three banks led by The Bank of New York Mellon, as administrative agent, increasing the capacity to $125 million from $100 million, with the ability under certain conditions to additionally increase the capacity to $175 million (subject to lender approval).  The maturity date of the new Facility is March 29, 2024 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of Eurodollar rate plus 1.45% to 2.20% or The Bank of New York's Prime Lending Rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the level of secured and unsecured indebtedness we can incur, including preferred stock and additionally requires us to maintain certain debt coverage ratios. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR. The Company was in compliance with such covenants at April 30, 2021.

At April 30, 2021, we had $35.0 million in borrowings outstanding on our Facility.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $34.6 million for the six months ended April 30, 2021 compared to $30.7 million in the comparable period of fiscal 2020. The net increase in operating cash flows when compared with the corresponding prior period was primarily related to an increase of lease income related to the collection of rents that were deferred in fiscal 2020.

Investing Activities

Net cash flows used in investing activities amounted to $9.1 million for the six months ended April 30, 2021 compared to $15.3 million in the comparable period of fiscal 2020. The decrease in net cash flows used in investing activities in the six months ended April 30, 2021 when compared to the corresponding prior period was the result of our purchase of $7.0 million of marketable securities in the first six months of fiscal 2020. The total decrease was offset by investing in a note receivable in the amount of $2.2 million in the first six months of fiscal 2021.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $47.8 million decrease in net cash flows used by financing activities for the six months ended April 30, 2021 when compared to the corresponding prior period was predominantly the result of the redemption of our Series G preferred stock for $75 million in the first six months of fiscal 2020.  In addition, for the first six months of fiscal 2021 when compared to corresponding prior period, we paid $10.9 million less in dividends on our Common and Class A Common stock in response to a loss of cash flow caused by the effects of the COVID-19 pandemic.  This decrease was offset by our borrowing $35 million on our Facility in the first six months of fiscal 2020.  We did not have any borrowing activity on our Facility in the first six months of fiscal 2021.

Index
Results of Operations

The following information summarizes our results of operations for the six months and three months ended April 30, 2021 and 2020 (amounts in thousands):

	Six months ended				Change Attributable to
	April 30,		Increase		Property	Properties Held In
Revenues	2021	2020	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$48,757	$50,883	$(2,126)	(4.2)%	$112	$(2,238)
Recoveries from tenants	18,792	14,110	4,682	33.2%	33	4,649
Uncollectable amounts in lease income	(1,379)	(1,845)	466	(25.3)%	-	466
ASC Topic 842 cash basis lease income reversal	(1,892)	-	(1,892)	100.0%	-	(1,892)
Lease termination	705	348	357	102.6%	-	357
Other income	2,220	2,132	88	4.1%	(16)	104

Operating Expenses
Property operating	12,449	10,730	1,719	16.0%	25	1,694
Property taxes	11,776	11,718	58	0.5%	22	36
Depreciation and amortization	14,710	14,283	427	3.0%	182	245
General and administrative	4,737	6,384	(1,647)	(25.8)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	6,733	6,648	85	1.3%	-	85
Interest, dividends, and other investment income	96	332	(236)	(71.1)%	n/a	n/a

	Three Months Ended				Change Attributable to
	April 30,		Increase		Property	Properties Held In
Revenues	2021	2020	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$24,598	$25,591	$(993)	$(3.9)%	$46	$(1,039)
Recoveries from tenants	8,814	6,115	2,699	44.1%	33	2,666
Uncollectible amounts in lease income	(724)	(1,503)	779	(51.8)%	-	779
ASC Topic 842 cash basis lease income reversal	(893)	-	(893)	100.0%	-	(893)
Lease termination income	-	139	(139)	(100.0)%	-	(139)
Other income	1,131	938	193	20.6%	8	185

Operating Expenses
Property operating	6,135	4,801	1,334	27.8%	32	1,302
Property taxes	5,915	5,908	7	0.1%	23	(16)
Depreciation and amortization	7,192	7,148	44	0.6%	106	(62)
General and administrative	2,093	3,607	(1,514)	(42.0)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,341	3,309	32	1.0%	-	32
Interest, dividends, and other investment income	53	238	(185)	(77.7)%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2021 and 2020 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents decreased by 4.2% to $48.8 million for the six month period ended April 30, 2021 as compared with $50.9 million in the comparable period of 2020.  Base rents decreased by 3.9% to $24.6 million for the three months ended April 30, 2021 as compared with $25.6  million in the comparable period of 2020. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In the first six months of fiscal 2020, we sold two properties totaling 18,100 square feet.  In the second quarter of fiscal 2021 we sold one property totaling 2,500 square feet. These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the six months ended April 30, 2021 when compared with fiscal 2020.

Properties Held in Both Periods:

Revenues

Base Rent
The net decrease in base rents for the six month and three month periods ended April 30, 2021, when compared to the corresponding prior period, was predominantly caused by a reduction of $1.3 million and $814,000 in the six months and three months ended April 30, 2021, respectively, for a reversal of straight-line rents for tenants whose revenue recognition was switched to cash-basis accounting in accordance with ASC Topic 842. There was no such reversal in the six months or three months ended April 30, 2020.  In addition, the reduction of base rents was caused by a decrease in occupancy rates in the six months and three months ended April 30, 2021 when compared with the corresponding prior periods, predominantly related to the vacancies at 8 properties.

In the first six months of fiscal 2021, we leased or renewed approximately 424,000 square feet (or approximately 9.4% of total GLA).  At April 30, 2021, the Company’s consolidated properties were 90.1% leased (90.4% leased at October 31, 2020).

Tenant Recoveries
In the six month and three month periods ended April 30, 2021, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) increased by a net $4.6 million and $2.7 million, respectively when compared with the corresponding prior period.

The increase in tenant recoveries was the result of having higher common area maintenance expenses in the six months and three months of fiscal 2021 when compared with the corresponding prior periods related to snow removal and parking lot repairs.  In addition, we completed the 2020 annual reconciliations for both common area maintenance and real estate taxes in the first half of fiscal 2021 and those reconciliations resulted in us billing our tenants more than we had anticipated and accrued for in the prior period, which increased tenant reimbursement income in the first half of fiscal 2021.

Uncollectable Amounts in Lease Income
In the six month and three month periods ended April 30, 2021, uncollectable amounts in lease income decreased by $466,000 and $779,000, respectively.  In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the first six months ended April 30, 2021, many of our tenants saw early signs of business improvement as regulatory restrictions were relaxed and individuals began returning to pre-pandemic activities following significant progress made in vaccinating the U.S. public and the resulting decline in COVID-19 cases. As a result, the uncollectable amounts in lease income has been declining.

ASC Topic 842 Cash Basis Lease Income Reversals
The Company adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires amongst other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and in addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we have determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments are no longer probable of collection (10.3% of our approximate 863 tenants), including 9 tenants who were converted to cash-basis accounting in this second quarter of fiscal 2021.  As a result of this assessment in the six month and three month periods ended April 30, 2021, we reversed $1.3 million and $814,000, respectively, of lease income, consisting of billed but uncollected lease income for all 89 tenants, and prior billed but uncollected accounts receivable related to the 9 tenants converted to cash-basis accounting in the second quarter of fiscal 2021.  This reduction is a direct reduction of lease income in the consolidated statement of income for the six months and three months ended April 30, 2021.  We did not have any reversal of lease income for tenants converted to cash basis accounting in the six months and three months ended April 30, 2020.

Expenses

Property Operating
In the six month and three month periods ended April 30, 2021, property operating expenses increased by $1.7 million and $1.3 million, respectively, as a result of having higher common area maintenance expenses in the six months and three months of fiscal 2021 when compared with the corresponding prior periods related to snow removal and parking lot repairs.

Property Taxes
In the six month and three month periods ended April 30, 2021, property tax expense was relatively unchanged when compared with the corresponding prior period.

Interest
In the six month and three month periods ended April 30, 2021, interest expense was relatively unchanged when compared with the corresponding prior period.

Depreciation and Amortization
In the six month period ended April 30, 2021, depreciation and amortization increased by $245,000 when compared with the prior period, primarily as a result of a write-off of tenant improvements related to a tenant that vacated six locations in our portfolio in fiscal 2021 and increased depreciation for tenant improvements for two large grocery store re-tenanting projects at our Eastchester, NY and Wayne, NJ properties after the first quarter of fiscal 2020.  Depreciation and amortization was relatively unchanged for the three months ended April 30, 2021 when compared with the corresponding prior period.

General and Administrative Expenses
In the six month and three month periods ended April 30, 2021, general and administrative expenses decreased by $1.6 million and $1.5 million, respectively, when compared with the corresponding prior period, predominantly related to a decrease in compensation and benefits expense. The decrease was the result of accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the six months and three months ended April 30, 2021 and 2020 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Six months ended		Three Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Net Income Applicable to Common and Class A Common Stockholders	$$9,100	$$7,870	$$4,621	$$2,799

Real property depreciation	11,461	11,336	5,759	5,665
Amortization of tenant improvements and allowances	2,352	2,075	1,037	1,039
Amortization of deferred leasing costs	846	828	370	421
Depreciation and amortization on unconsolidated joint ventures	750	747	375	374
(Gain)/loss on sale of property	(406)	328	(434)	(11)

Funds from Operations Applicable to Common and Class A Common Stockholders	$$24,103	$$23,184	$$11,728	$$10,287

FFO amounted to $24.1 million in the six months ended April 30, 2021 compared to $23.2 million in the comparable period of fiscal 2020.  The net increase in FFO is attributable, among other things to:

Increases:
•
An increase in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in the first six months of fiscal 2021, which resulted in a positive variance in the first half of fiscal 2021 when compared to the same period of fiscal 2020.

•
A $357,000 increase in lease termination income in the first six months of fiscal 2021 when compared with the corresponding prior period as a result of one tenant who occupied multiple spaces in our portfolio ceasing operations and buying out the remaining terms of their leases.

•
A net decrease in general and administrative expenses of $1.6 million, predominantly related to a decrease in compensation and benefits expense in the six months ended April 30, 2021 when compared to the corresponding prior period.  The decrease was the result of accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.

•
A decrease in uncollectable amounts in lease income of $466,000.  In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due.  Our assessment was that any billed but unpaid rents for such tenants would likely be uncollectable. During the first six months ended April 30, 2021, many of our tenants saw early signs of business improvement as regulatory restrictions were relaxed and individuals began returning to pre-pandemic activities following significant progress made in vaccinating the U.S. public and the resulting decline in COVID-19 cases. As a result, the uncollectable amounts in lease income has been declining.

•
A decrease of $229,000 in net income to noncontrolling interests.  This decrease was caused by our redemption of noncontrolling units in the second half of fiscal 2020 and first half of fiscal 2021.  In addition, distributions decreased to noncontrolling unit owners whose distributions per unit were based on the dividend rate of our Class A Common stock, which was significantly reduced in the six months ended April 30, 2021 when compared to the corresponding prior period.

Decreases:
•
A decrease in lease income related to additional vacancies in the portfolio in the first six months of 2021, predominantly at 8 properties. In addition, the vacancy rate increased at our six unconsolidated joint venture properties in the six months ended April 30, 2021 when compared to the first six months of fiscal 2020.  This reduced the amount of equity in earnings we record for those joint ventures.

•
An increase in the write-off of lease income in the first six months of 2021 for tenants in our portfolio whose future lease payments were deemed to be not probable of collection, requiring us under GAAP to convert revenue recognition for those tenants to cash-basis accounting.  This caused a write-off of lease income in the six months ended April 30, 2021 of $1.9 million, which consisted of the reversal of billed but uncollected lease income for all 89 tenants converted to cash-basis accounting and the write-off of accounts receivable related to the 9 tenants converted to cash-basis accounting in the second quarter of fiscal 2021.  There were no such reversals in the six month periods ended April 30, 2020.  In addition, we reversed accrued straight-line rents receivable for tenants converted to cash basis in the six months ended April 30, 2021 of $1.3 million. There were no such reversals of lease income in the six months ended April 30, 2020.

FFO amounted to $11.7 million in the three months ended April 30, 2021 compared to $10.3 million in the comparable period of fiscal 2020.  The net increase in FFO is attributable, among other things to:

Increases:
•
An increase in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for common area maintenance in the second quarter of fiscal 2021, which resulted in a positive variance in the second quarter of fiscal 2021 when compared to the same period of fiscal 2020.

•
A net decrease in general and administrative expenses of $1.5 million, predominantly related to a decrease in compensation and benefits expense in the second quarter of fiscal 2021 when compared to the corresponding prior period.  The decrease was the result of accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.

•
A decrease in uncollectable amounts in lease income of $779,000.  In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due.  Our assessment was that any billed but unpaid rents for such tenants would likely be uncollectable. During the first six months ended April 30, 2021, many of our tenants saw early signs of business improvement as regulatory restrictions were relaxed and individuals began returning to pre-pandemic activities following significant progress made in vaccinating the U.S. public and the resulting decline in COVID-19 cases. As a result, the uncollectable amounts in lease income has been declining.

•
A decrease of $103,000 in net income to noncontrolling interests.  This decrease was caused by our redemption of noncontrolling units in the second half of fiscal 2020 and first half of fiscal 2021.  In addition, distributions decreased to noncontrolling unit owners whose distributions per unit were based on the dividend rate of our Class A Common stock, which was significantly reduced in the second quarter of fiscal 2021 when compared to the corresponding prior period.

Decreases:
•
A decrease in lease income related to additional vacancies in the portfolio in the three months ended April 30, 2021 when compared to the corresponding prior period, predominantly at 8 properties. In addition, the vacancy rate increased at our six unconsolidated joint venture properties in the three months ended April 30, 2021 when compared to the corresponding prior period.  This reduced the amount of equity in earnings we record for those joint ventures.

•
An increase in the write-off of lease income in the three months ended April 30, 2021 when compared to the corresponding prior period.  This increase was related to tenants in our portfolio whose future lease payments were deemed to be not probable of collection, requiring us under GAAP to convert revenue recognition for those tenants to cash-basis accounting.  This caused a write-off of lease income in the amount of $893,000, which consisted of the reversal of billed but uncollected lease income for all 89 tenants converted to cash-basis accounting and the write-off of accounts receivable related to the 9 tenants converted to cash-basis accounting in the second quarter of fiscal 2021.  There were no such reversals in the three months ended April 30, 2020.  In addition, we reversed accrued straight-line rents receivable for these aforementioned 9 tenants in the three months ended April 30, 2021 of $814,000. There were no such reversals of lease income in the three months ended April 30, 2020.

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At April 30, 2021	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$25,200	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,200	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,400	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,800	3.38%	Aug-2026

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

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of April 30, 2021, we had total mortgage debt of $294.1 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of April 30, 2021, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

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
At April 30, 2021, we had $35 million in borrowings outstanding on our Facility, which bears interest at Libor plus 1.45%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended April 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In December 2013, our Board of Directors approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  We have repurchased 195,413 shares of Class A Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, we have repurchased 4,600 shares of Common Stock and 919,991 shares of Class A Common Stock. For the three months ended April 30, 2021, the Company did not repurchase any stock under the Current Repurchase Program.

From time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

Index

Item 6.  Exhibits

10.1
Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among Urstadt Biddle Properties Inc., The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A. and Bank of Montreal (as co-syndication agents), (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 1, 2021).

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 7, 2021	and Principal Accounting Officer