Form 10-Q
period 2021-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2021-09-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 3, 2021 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,161,714 Common Shares, par value $.01 per share, and 30,081,736 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2021	October 31, 2020
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,146,941	$1,149,182
Less: Accumulated depreciation	(271,952)	(261,325)
	874,989	887,857
Investments in and advances to unconsolidated joint ventures	28,807	28,679
	903,796	916,536

Cash and cash equivalents	22,991	40,795
Tenant receivables-net	23,311	25,954
Prepaid expenses and other assets	23,536	18,263
Deferred charges, net of accumulated amortization	8,488	8,631
Total Assets	$982,122	$1,010,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$5,000	$35,000
Mortgage notes payable and other loans	293,975	299,434
Accounts payable and accrued expenses	18,375	18,033
Deferred compensation – officers	48	20
Other liabilities	22,559	24,550
Total Liabilities	339,957	377,037

Redeemable Noncontrolling Interests	67,396	62,071

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,161,714 and 10,073,652 shares issued and outstanding	103	102
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 30,082,036 and 29,996,305 shares issued and outstanding	301	300
Additional paid in capital	528,024	526,027
Cumulative distributions in excess of net income	(167,070)	(164,651)
Accumulated other comprehensive loss	(11,589)	(15,707)
Total Stockholders' Equity	574,769	571,071
Total Liabilities and Stockholders' Equity	$982,122	$1,010,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020

Revenues
Lease income	$97,329	$90,003	$33,051	$26,855
Lease termination	801	460	96	112
Other	3,403	3,964	1,183	1,832
Total Revenues	101,533	94,427	34,330	28,799

Expenses
Property operating	17,733	15,085	5,284	4,355
Property taxes	17,785	17,615	6,009	5,897
Depreciation and amortization	21,773	21,587	7,063	7,304
General and administrative	6,876	8,495	2,139	2,111
Directors' fees and expenses	277	287	79	94
Total Operating Expenses	64,444	63,069	20,574	19,761

Operating Income	37,089	31,358	13,756	9,038

Non-Operating Income (Expense):
Interest expense	(10,062)	(10,123)	(3,329)	(3,475)
Equity in net income from unconsolidated joint ventures	1,025	1,160	365	184
Unrealized holding gains arising during the periods	-	-	-	(109)
Gain on sale of marketable securities	-	258	-	258
Gain (loss) on sale of property	12,214	(328)	11,808	-
Interest, dividends and other investment income	171	359	75	27
Net Income	40,437	22,684	22,675	5,923

Noncontrolling interests:
Net income attributable to noncontrolling interests	(2,724)	(3,001)	(887)	(935)
Net income attributable to Urstadt Biddle Properties Inc.	37,713	19,683	21,788	4,988
Preferred stock dividends	(10,238)	(10,237)	(3,413)	(3,412)

Net Income Applicable to Common and Class A Common Stockholders	$27,475	$9,446	$18,375	$1,576

Basic Earnings Per Share:
Per Common Share:	$0.65	$0.22	$0.44	$0.04
Per Class A Common Share:	$0.73	$0.25	$0.48	$0.04

Diluted Earnings Per Share:
Per Common Share:	$0.64	$0.22	$0.43	$0.04
Per Class A Common Share:	$0.72	$0.25	$0.48	$0.04

Dividends Per Share:
Common	$0.457	$0.5625	$0.207	$0.0625
Class A Common	$0.51	$0.63	$0.23	$0.07

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020

Net Income	$40,437	$22,684	$22,675	$5,923

Other comprehensive income (loss):
Change in unrealized losses on interest rate swaps	3,588	(8,965)	(1,418)	(864)
Change in unrealized losses on interest rate swaps-equity investees	530	(1,030)	(197)	(83)

Total comprehensive income (loss)	44,555	12,689	21,060	4,976
Comprehensive income attributable to noncontrolling interests	(2,724)	(3,001)	(887)	(935)

Total comprehensive income (loss) attributable to Urstadt Biddle Properties Inc.	41,831	9,688	20,173	4,041
Preferred stock dividends	(10,238)	(10,237)	(3,413)	(3,412)
Total comprehensive income (loss) applicable to Common and Class A Common Stockholders	$31,593	$(549)	$16,760	$629

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended July 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$40,437	$22,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,773	21,587
Straight-line rent adjustment	2,702	(1,744)
Provision for tenant credit losses	3,261	5,266
(Gain) on sale of marketable securities	-	(258)
(Gain)/loss on sale of property	(12,214)	328
Restricted stock compensation expense and other adjustments	2,932	4,425
Deferred compensation arrangement	28	(30)
Equity in net (income) of unconsolidated joint ventures	(1,025)	(1,160)
Distributions of operating income from unconsolidated joint ventures	1,025	1,160
Changes in operating assets and liabilities:
Tenant receivables	(3,328)	(6,358)
Accounts payable and accrued expenses	3,930	3,945
Other assets and other liabilities, net	(5,057)	(3,589)
Net Cash Flow Provided by Operating Activities	54,464	46,256

Cash Flows from Investing Activities:
Deposits on acquisition of real estate investment	-	(1,030)
Return of deposits on acquisition of real estate investment	-	530
Purchase of available for sale securities	(645)	(6,983)
Proceeds from the sale of available for sale securities	-	7,240
Proceeds from sale of property	16,707	3,732
Improvements to properties and deferred charges	(13,503)	(17,118)
Investment in note receivable	(1,546)	-
Return of capital from unconsolidated affiliates	362	44
Net Cash Flow (Used in) Investing Activities	1,375	(13,585)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(20,003)	(24,560)
Dividends paid -- Preferred Stock	(10,238)	(10,776)
Principal amortization repayments on mortgage notes payable	(5,179)	(4,947)
Proceeds from revolving credit line borrowings	-	35,000
Repayment of revolving credit line borrowings	(30,000)	-
Acquisitions of noncontrolling interests	(4,566)	(758)
Distributions to noncontrolling interests	(2,724)	(3,001)
Payment of taxes on shares withheld for employee taxes	(320)	(573)
Redemption of preferred stock	-	(75,000)
Repurchase of Common and Class A Common stock	(717)	-
Net proceeds from the issuance of Common and Class A Common Stock	104	136
Net Cash Flow (Used in) Financing Activities	(73,643)	(84,479)

Net Increase/(Decrease) In Cash and Cash Equivalents	(17,804)	(51,808)
Cash and Cash Equivalents at Beginning of Period	40,795	94,079

Cash and Cash Equivalents at End of Period	$22,991	$42,271

Supplemental Cash Flow Disclosures:
Interest Paid	$9,944	$9,988

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended July 31, 2021 and 2020
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,073,652	$102	29,996,305	$300	$526,027	$(164,651)	$(15,707)	$571,071
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	27,475	-	27,475
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	4,118	4,118
Cash dividends paid :
Common stock ($0.457 per share)	-	-	-	-	-	-	-	-	-	(4,652)	-	(4,652)
Class A common stock ($0.51 per share)	-	-	-	-	-	-	-	-	-	(15,351)	-	(15,351)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,506	-	3,874	-	104	-	-	104
Shares issued under restricted stock plan	-	-	-	-	105,850	1	125,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,249)	-	(319)	-	-	(319)
Forfeiture of restricted stock	-	-	-	-	-	-	(400)	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	(20,294)	-	(20,294)	-	(717)	-	-	(717)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,931	-	-	2,931
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(9,891)	-	(9,891)
Balances - July 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,161,714	$103	30,082,036	$301	$528,024	$(167,070)	$(11,589)	$574,769

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2019	4,600,000	$115,000	4,400,000	$110,000	9,963,751	$101	29,893,241	$299	$520,988	$(158,213)	$(8,451)	$579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	9,446	-	9,446
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(9,994)	(9,994)
Cash dividends paid :
Common stock ($0.5625 per share)	-	-	-	-	-	-	-	-	-	(5,664)	-	(5,664)
Class A common stock ($0.63 per share)	-	-	-	-	-	-	-	-	-	(18,896)	-	(18,896)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,321	-	4,722	-	118	-	-	118
Shares issued under restricted stock plan	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,873)	-	(573)	-	-	(573)
Forfeiture of restricted stock	-	-	-	-	-	-	(500)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	4,443	-	-	4,443
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	14,176	-	14,176
Balances - July 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,072,522	$102	29,994,390	$300	$524,974	$(159,151)	$(18,445)	$572,780

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended July 31, 2021 and 2020
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - April 30, 2021	4,600,000	$115,000	4,400,000	$110,000	10,181,005	$103	30,100,790	$301	$527,695	$(175,099)	$(9,973)	$568,027
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	18,375	-	18,375
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(1,616)	(1,616)
Cash dividends paid :
Common stock ($0.207 per share)	-	-	-	-	-	-	-	-	-	(2,107)	-	(2,107)
Class A common stock ($0.23 per share)	-	-	-	-	-	-	-	-	-	(6,923)	-	(6,923)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,003	-	1,540	-	46	-	-	46
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Common and Class A Common stock					(20,294)	-	(20,294)	-	(717)			(717)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,000	-	-	1,000
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,316)	-	(1,316)
Balances - July 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,161,714	$103	30,082,036	$301	$528,024	$(167,070)	$(11,589)	$574,769

	Series G Preferred Stock Issued	Series G Preferred Stock Amount	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - April 30, 2020	4,600,000	$115,000	4,400,000	$110,000	10,071,981	$102	29,994,064	$300	$524,050	$(161,165)	$(17,498)	$570,789
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	1,576	-	1,576
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(947)	(947)
Cash dividends paid :
Common stock ($0.0625 per share)	-	-	-	-	-	-	-	-	-	(630)	-	(630)
Class A common stock ($0.07 per share)	-	-	-	-	-	-	-	-	-	(2,100)	-	(2,100)
Issuance of shares under dividend reinvestment plan	-	-	-	-	541	-	826	-	14	-	-	14
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(500)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	910	-	-	910
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	3,168	-	3,168
Balances - July 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,072,522	$102	29,994,390	$300	$524,974	$(159,151)	$(18,445)	$572,780

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2021, the Company owned or had equity interests in 79 properties containing a total of 5.1 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of July 31, 2021 all of our tenants’ businesses were permitted to operate, in some cases subject to modified operation procedures. We have seen substantial improvement in foot traffic, retail activity and general business conditions for our tenants compared to the early days of the COVID-19 pandemic. The pandemic is still ongoing, however, with existing and new variants it is making the situation difficult to predict.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and nine months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending October 31, 2021. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2021. As of July 31, 2021, the fiscal tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of July 31, 2021, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At July 31, 2021, the Company had approximately $124.8 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.94% per annum. As of July 31, 2021 and October 31, 2020, the Company had a deferred liability of $9.7 million and $13.3 million, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At July 31, 2021, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $11.6 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2020, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $15.7 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of July 31, 2021, management does not believe that the value of any of its real estate investments is impaired.

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

In March 2021, the Company sold its property located in Hillsdale, NJ (the "Hillsdale Property") to an unrelated third party for a sale price of $1.3 million, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, Contracts with Customers, the Company recorded a gain on sale in the amount of $435,000 in its consolidated income statements for the nine months ended July 31, 2021, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In June 2021, the Company sold its property located in Newington, NH (the "Newington Property") to an unrelated third party for a sale price of $13.4 million as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, Contracts with Customers, the Company recorded a gain on sale in the amount of $11.8 million in its consolidated income statements for the nine and three months ended July 31, 2021, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

The operating results of the Hillsdale Property and Newington Property, which are included in continuing operations are as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
Revenues	$906	$1,234	$129	$272
Property operating expense	(385)	(438)	(140)	(131)
Depreciation and amortization	(36)	(131)	-	(36)
Net Income (Loss)	$485	$665	$(11)	$105

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

COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were, and some continue to be, negatively impacted by the COVID-19 pandemic, as state governments mandated restrictions on the operation of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As a result, 402 of approximately 860 tenants in the Company's consolidated portfolio, representing 1.6 million square feet and approximately 45.3% of the Company's annualized base rent, asked for some type of rent deferral or concession. Approximately 117 of the 402 tenants withdrew their requests for rent relief or paid their rent in full. As public health and business conditions in the areas where our properties are located continue to improve, rent relief requests have greatly decreased and our properties are returning to normal operations. The primary strategy of the Company with respect to rent concession requests was to defer some portion of rents due for the months of April 2020 through the beginning of fiscal 2021 to be paid over a later part of the lease, preferably within a period of one year or less. In some instances, however, the Company determined that it was more appropriate to abate some portion of base rents. Most of the few base rent deferrals or abatements entered into with tenants in the third quarter of fiscal 2021 are additional deferrals or abatements for tenants who received prior rent concessions.

From the onset of COVID-19 through July 31, 2021, the Company completed 284 lease modifications, consisting of base rent deferrals totaling $3.9 million and rent abatements totaling $4.1 million. Included in the aforementioned amounts were 50  and 10 rent deferrals/abatements completed in the nine and three months ended July 31, 2021, respectively, which deferred $538,000 and $99,000 of base rents and abated $2.7 million and $414,000 of base rents in the nine and three months ended July 31, 2021, respectively.

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

Most concessions will provide a deferral of payments with no substantive changes to the consideration in the original lease contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original lease contract. The FASB staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are preferable over others. The Company has made the election not to analyze each lease contract, and believes that, based on FASB guidance, the appropriate way to account for the concessions as described above is to account for such concessions as if no changes to the lease contracts were made. Under that accounting, a lessor would increase its lease receivable (straight-line rents receivable) and would continue to recognize income during the deferral period, assuming that the collectability of the future rents under the lease contract are considered collectable.  If it is determined that the future rents of any lease contract are not collectable, the Company would treat that lease contract on a cash basis as defined in ASC Topic 842.

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

Revenue Recognition

In those instances, in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition on operating leases will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.

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

Tenant Receivables

The actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings have resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent although this situation is rapidly improving as a large part of the country becomes vaccinated and the pandemic continues to wane.

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We did not convert any additional tenants to cash basis accounting in the three months ended July 31, 2021.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash basis revenue recognition.

During the nine months ended July 31, 2021 and 2020, we recognized collectability adjustments totaling $4.5 million and $6.2 million, respectively.  During the three months ended July 31, 2020, we recognized collectability adjustment totaling $4.3 million.  We did not have any reductions of lease income for collectability adjustments in the three months ended July 31, 2021 as the amount of collections received from tenants for previously reserved rents and tenants accounted for on a cash basis in accordance with ASC Topic 842, equaled or exceeded any new reserves for uncollectable receivables or the quarterly billings for tenants accounted for on a cash basis.  In addition, as a result of not converting any tenants to cash basis accounting in the three months ended July 31, 2021, we did not have any write-offs of previously recorded straight-line rent in the three months ended July 31, 2021 related to those tenants. As of July 31, 2021, the revenue from approximately 10.3% of our tenants (based on total commercial leases) is being recognized on a cash basis.

At July 31, 2021 and October 31, 2020, $19,327,000 and $22,330,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectable as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable. Such allowances are reviewed periodically. At July 31, 2021 and October 31, 2020, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $7,706,000 and $8,769,000, respectively. Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
Numerator
Net income applicable to common stockholders – basic	$6,013	$2,047	$4,035	$342
Effect of dilutive securities:
Restricted stock awards	136	53	124	4
Net income applicable to common stockholders – diluted	$6,149	$2,100	$4,159	$346

Denominator
Denominator for basic EPS – weighted average common shares	9,249	9,144	9,247	9,145
Effect of dilutive securities:
Restricted stock awards	315	335	450	136
Denominator for diluted EPS – weighted average common equivalent shares	9,564	9,479	9,697	9,281

Numerator
Net income applicable to Class A common stockholders-basic	$21,462	$7,399	$14,340	$1,234
Effect of dilutive securities:
Restricted stock awards	(136)	(53)	(124)	(4)
Net income applicable to Class A common stockholders – diluted	$21,326	$7,346	$14,216	$1,230

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,582	29,506	29,575	29,503
Effect of dilutive securities:
Restricted stock awards	140	104	253	37
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,722	29,610	29,828	29,540

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
Ridgeway Revenues	10.5%	11.2%	10.6%	11.1%
All Other Property Revenues	89.5%	88.8%	89.4%	88.9%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	July 31, 2021	October 31, 2020
Ridgeway Assets	6.3%	6.4%
All Other Property Assets	93.7%	93.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and nine months ended July 31, 2021 or the year ended October 31, 2020.

	July 31, 2021	October 31, 2020
Ridgeway Percent Leased	92%	92%

Index

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
The Stop & Shop Supermarket Company	21%	21%	21%	25%
Bed, Bath & Beyond	15%	15%	14%	17%
Marshall’s Inc.	11%	12%	11%	17%
All Other Tenants at Ridgeway (Note 2)	53%	52%	54%	41%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Nine Months Ended July 31, 2021			Three Months Ended July 31, 2021
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,612	$90,921	$101,533	$3,623	$30,707	$34,330
Property Operating Expenses	$3,380	$32,138	$35,518	$1,079	$10,214	$11,293
Interest Expense	$1,224	$8,838	$10,062	$405	$2,924	$3,329
Depreciation and Amortization	$1,718	$20,055	$21,773	$546	$6,517	$7,063
Net Income	$4,290	$36,147	$40,437	$1,593	$21,082	$22,675

Income Statements (In Thousands):	Nine Months Ended July 31, 2020			Three Months Ended July 31, 2020
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,580	$83,847	$94,427	$3,195	$25,604	$28,799
Property Operating Expenses	$3,281	$29,419	$32,700	$1,063	$9,189	$10,252
Interest Expense	$1,256	$8,867	$10,123	$415	$3,060	$3,475
Depreciation and Amortization	$1,911	$19,676	$21,587	$714	$6,590	$7,304
Net Income	$4,132	$18,552	$22,684	$1,003	$4,920	$5,923

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of July 31, 2021.

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

On March 30, 2021, the Company refinanced its existing Facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents), increasing the capacity to $125 million from $100 million, with the ability under certain conditions to additionally increase the capacity to $175 million (subject to lender approval).  The maturity date of the new Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Eurodollar rate plus 1.45% to 2.20% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally requires the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at July 31, 2021. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

During the nine months ended July 31, 2021, the Company repaid $30.0 million on its Facility with available cash and proceeds from the sale of an investment property (see note 1).

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.8% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since acquiring its initial interest in Orangeburg, the Company has made additional investments in the amount of $6.8 million in Orangeburg, and as a result, as of July 31, 2021 the Company's ownership percentage has increased to 43.8% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 23.7% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests from non-managing members totaling $7.8 million and has contributed $1.5 million in additional equity to the venture through July 31, 2021.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge Center"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge Center is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 4.72% of their invested capital.

Dumont

The Company is the managing member and owns a 36.4% interest in Dumont.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through July 31, 2021.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.0% of their invested capital.

New City

The Company is the managing member and owns an 84.3% equity interest in New City.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $289,300 through July 31, 2021.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property. The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company, shares of its Class A Common stock at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the nine months ended July 31, 2021 and 2020, the Company increased/(decreased) the carrying value of the noncontrolling interests by $9.9 million and $(14.2) million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the nine months ended July 31, 2021 and the fiscal year ended October 31, 2020 (amounts in thousands):

	July 31, 2021	October 31, 2020
Beginning Balance	$62,071	$77,876
Change in Redemption Value	9,891	(15,047)
Partial Redemption of High Ridge Noncontrolling Interest	(4,566)	(560)
Partial Redemption of New City Noncontrolling Interest	-	(198)

Ending Balance	$67,396	$62,071

Index

(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2021 and October 31, 2020 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	July 31, 2021	October 31, 2020
Chestnut Ridge Shopping Center (50%)	$12,410	$12,252
Gateway Plaza (50%)	6,711	6,929
Putnam Plaza Shopping Center (66.67%)	2,879	2,599
Midway Shopping Center, L.P. (11.79%)	4,070	4,233
Applebee's at Riverhead (50%)	2,014	1,943
81 Pondfield Road Company (20%)	723	723
Total	$28,807	$28,679

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

Gateway is subject to an $11.3 million non-recourse first mortgage.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $25.0 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Tops-anchored Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York.

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $18.1 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

Index

(5) LEASES

Lessor Accounting

The Company's Lease income is comprised of both fixed and variable income, as follows:

Fixed lease income includes stated amounts per the lease contract, which are primarily related to base rent. Income for these amounts is recognized on a straight-line basis.

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

The following table provides a disaggregation of lease income recognized during the nine and three months ended July 31, 2021 and 2020, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2021	2020	2021	2020
Operating lease income:
Fixed lease income (Base Rent)	$74,347	$74,490	$24,624	$23,957
Variable lease income (Recoverable Costs)	27,043	21,166	8,251	7,056
Other lease related income, net:
Above/below market rent amortization	455	523	166	173
Uncollectible amounts in lease income	(1,379)	(3,490)	-	(1,645)
ASC Topic 842 cash basis lease income reversal	(3,137)	(2,686)	10	(2,686)

Total lease income	$97,329	$90,003	$33,051	$26,855

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2021 (a)	$23,844
2022	88,229
2023	72,750
2024	62,110
2025	51,475
Thereafter	227,438
Total	$525,846

(a) The future minimum rental income for fiscal 2021 includes amounts due between August 1, 2021 through October 31, 2021.

(b) The amounts above are based on existing leases in place at July 31, 2021.

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

During the nine months ended July 31, 2021, the Company awarded 105,850 shares of Common Stock and 125,800 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2021 was approximately $3.0 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of July 31, 2021, and changes during the nine months ended July 31, 2021 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2020	924,550	$17.69	490,950	$21.56
Granted	105,850	$11.68	125,800	$13.75
Vested	(102,600)	$17.06	(93,800)	$19.17
Forfeited	-	$-	(400)	$18.85
Non-vested at July 31, 2021	927,800	$17.08	522,550	$20.11

As of July 31, 2021, there was $12.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.7 years. For the nine months ended July 31, 2021 and 2020 amounts charged to compensation expense totaled $2,950,000 and $4,518,000, respectively.  For the three months ended July 31, 2021 and 2020, amounts charged to compensation expense totaled $1,001,000 and $1,003,000, respectively. The nine months ended July 31, 2020 amount charged to compensation expense include $1.4 million related to the accelerated vesting of previously unamortized restricted stock compensation as the result of the death of our Chairman Emeritus, Charles J. Urstadt, in March 2020.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.

For the three months ended July 31, 2021, the Company repurchased 20,294 shares of Class A Common Stock at an average price per Class A Common share of $19.00 and 20,294 shares of Common Stock at an average price per Common Share of $16.29. The Company has repurchased 215,707 shares of Class A Common Stock and 20,294 shares of Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 940,285 shares of Class A Common Stock and 24,894 shares of Common Stock.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2020 and July 31, 2021, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2021

Liabilities:
Interest Rate Swap Agreement	$9,713	$-	$9,713	$-
Redeemable noncontrolling interests	$67,396	$19,724	$47,126	$546

October 31, 2020

Liabilities:
Interest Rate Swap Agreement	$13,300	$-	$13,300	$-
Redeemable noncontrolling interests	$62,071	$9,921	$51,604	$546

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2021, the Company had commitments of approximately $2.7 million for capital improvements to its properties and tenant-related obligations.

(9) SUBSEQUENT EVENTS

On September 2, 2021, the Board of Directors of the Company declared cash dividends of $0.207 for each share of Common Stock and $0.23 for each share of Class A Common Stock.  The dividends are payable on October 15, 2021 to stockholders of record on October 1, 2021.

Index

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, and the uncertainty regarding medical responses to the pandemic. There is reason to believe that the success of vaccination efforts in the U.S. is mitigating the impact of COVID-19 amongst vaccinated persons, which is having a positive impact on businesses, as federal, state and local restrictions are lifted and individuals begin returning to pre-pandemic activities. The pandemic is still ongoing, however, with existing and new variants making the situation difficult to predict.

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

Index

Executive Summary

Overview

We are a fully integrated, self-administered real estate company that has elected to be a Real Estate Investment Trust ("REIT") for federal income tax purposes, engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, with a concentration in the metropolitan tri-state area outside of the City of New York. Other real estate assets include office properties, two self-storage facilities, single tenant retail or restaurant properties and office/retail mixed-use properties.  Our major tenants include supermarket chains and other retailers who sell basic necessities.

At July 31, 2021, we owned or had equity interests in 79 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.1 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 91.2% of the GLA was leased (90.4% at October 31, 2020).  Of the properties owned by unconsolidated joint ventures, approximately 94.2% of the GLA was leased (91.1% at October 31, 2020).  In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of July 31, 2021, the self-storage facility had 57,414 of available GLA, which was 99.9% leased.  The rent per available square foot was $27.65.  As discussed later in this Item 2, we have also developed a second self-storage facility located in Stratford, CT with 131,000 square feet of available GLA.  The facility has been operational for approximately 6 months and is 49.3% leased.

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

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our property portfolio and tenants are estimates based on information available to us as of August 20, 2021. As a result of the fluidity and uncertainty surrounding this situation, we expect that such statistical and other information will change going forward, potentially significantly, and may not be indicative of the actual impact of the COVID-19 pandemic on our business, operations, cash flows and financial condition for the remainder of fiscal 2021 and future periods.

The spread of COVID-19 has had a significant impact in fiscal 2020 and the early part of fiscal 2021 on the global economy, the U.S. economy, the economies of the local markets throughout the northeast region in which our properties are located, and the broader financial markets. Nearly every industry was impacted directly or indirectly, and the U.S. market came under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, thereby limiting the operations of different categories of our tenants to varying degrees.  Many (but not all) of these restrictions have been gradually lifted as the COVID-19 situation in the tri-state area has significantly improved since the early days of the pandemic as a result of various factors, including a large portion of the population getting vaccinated, with most businesses now permitted to open at full or close to full capacity, but under other limitations intended to control the spread of COVID-19. We have seen substantial improvement in foot traffic, retail activity and general business conditions for our tenants compared to the early days of the COVID-19 pandemic.   The pandemic is still ongoing, however, with existing and new variants making the situation difficult to predict.

Not all tenants have been impacted in the same way or to the same degree by the pandemic and the measures adopted to control the spread of COVID-19.   For example, grocery stores, pharmacies and wholesale clubs have been permitted to remain fully open throughout the pandemic and have generally performed well given their focus on food and necessities.  Many restaurants have also been considered essential, although social distancing and group gathering limitations, have until recently, prevented or limited dine-in activity, forcing tenants to evaluate alternate means of operations, such as outdoor dining, delivery and pick-up.  The large majority of our restaurant tenants are fast casual, rather than full-service restaurants.  For a number of our tenants that operate businesses involving high contact interactions with their customers, such as spas and salons, the negative impact of COVID-19 on their business has been more severe and the recovery more difficult.  Gyms and fitness tenants have experienced varying results, but with the increase in vaccinations are beginning to return to pre-pandemic normalcy. Dry cleaners have also suffered as a result of many workers continuing to work from home.  There is, however, reason to believe that the success of vaccination efforts in the U.S. is mitigating the impact of COVID-19 amongst vaccinated persons, and having a positive impact on businesses, as federal, state and local restrictions are lifted and individuals begin returning to pre-pandemic activities. The pandemic is still ongoing, however, with existing and new variants making the situation difficult to predict.

The following additional information reflects the impact of COVID-19 on our portfolio and tenants:

•
As of July 31, 2021, all of our 72 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating, with approximately 99.4% of our tenants (based on Annualized Base Rent ("ABR")) open and fully or partially operating and approximately 0.6% of our tenants currently closed.

•
As of July 31, 2021, all of our shopping centers include necessity-based tenants, with approximately 70.9% of our tenants (based on ABR) designated as “essential businesses” during the early stay-at-home period of the pandemic in the tri-state area or otherwise permitted to operate through curbside pick-up and other modified operating procedures in accordance with state guidelines.  These essential businesses are 99.8% open.

•
As of July 31, 2021, approximately 86% of our GLA is located in properties anchored by grocery stores, pharmacies or wholesale clubs, 4% of our GLA is located in outdoor retail shopping centers adjacent to regional malls and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 2% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York, three retail bank branches and one childcare center.  All six suburban office buildings are open and all of the retail bank branches are open.

•
As of September 1, 2021, we have received payment of approximately 92.8%, 94.1% and 91.6% of lease income, consisting of contractual base rent (leases in place without consideration of any deferral or abatement agreements), common area maintenance reimbursement and real estate tax reimbursement billed for April 2020 through July 2021, the third quarter (May-July) of fiscal 2021 and the month of August 2021, respectively, not including the application of any security deposits.

•
Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the pandemic when stay-at-home orders were in place and many businesses were required to close. We continued to receive a smaller number of new requests even after businesses began to re-open, and in some cases, follow-on requests from tenants to which we had already provided rent relief, but these requests have tapered off. During the quarter ended July 31, 2021, we received no new requests from tenants who had not previously requested rent relief.

•
As of July 31, 2021, we have received 402 rent relief requests from the approximately 860 tenants in our consolidated portfolio. Subsequently, approximately 117 of the 402 tenants withdrew their requests for rent relief or paid their rent in full. Since the onset of COVID-19 through July 31, 2021, we have completed 284 lease modifications, consisting of base rent deferrals totaling $3.9 million or 4.1% of our ABR and rent abatements totaling $4.1 million, or 4.3% of our ABR. Included in the aforementioned amounts were the rent deferrals and abatements completed in the three months ended July 31, 2021, which amounted to 10 rent deferrals or abatements, which deferred $99,000 of base rents, or 0.1% of our ABR and abated $414,000 of base rents, or 0.4% of our ABR.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We did not convert any additional tenants to cash basis accounting in the three months ended July 31, 2021.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash basis revenue recognition.

During the nine months ended July 31, 2021 and 2020, we recognized collectability adjustments totaling $4.5 million and $6.2 million, respectively.  During the three months ended July 31, 2020, we recognized collectability adjustment totaling $4.3 million.  We did not have any reductions of lease income for collectability adjustments in the three months ended July 31, 2021, as the amount of collections received from tenants for previously reserved rents and tenants accounted for on a cash basis in accordance with ASC Topic 842 equaled or exceeded any new reserves for uncollectable receivables or the quarterly billings for tenants accounted for on a cash basis.  In addition, as a result of not converting any tenants to cash basis accounting in the three months ended July 31, 2021, we did not have any write-offs of previously recorded straight-line rent in the three months ended July 31, 2021 related to those tenants. As of July 31, 2021, the revenue from approximately 10.3% of our tenants (based on total commercial leases) is being recognized on a cash basis.

Each reporting period, management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at July 31, 2021. We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we would be required to take impairment charges and such amounts could be material. See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding our policies on impairment charges.

Index

Strategy, Challenges & Outlook

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  In addition, we have mortgage debt secured by some of our properties and a $125 million revolving credit agreement.  As mentioned earlier, we do not have any secured debt maturing until January of 2022.

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

We believe our strategy of focusing on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, has been validated during the COVID-19 pandemic.  We believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants do not supply basic necessities.   During normal conditions, we believe that consumers generally prefer to purchase food and other staple goods and services in person, and even during the COVID-19 pandemic our supermarkets, pharmacies and wholesale clubs have been posting strong in-person sales.  Moreover, most of our grocery stores have also implemented or expanded curbside pick-up or partnered with delivery services to cater to the needs of their customers during the COVID-19 pandemic.

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

Moreover, due to the disruptions that have taken place in the economy and our marketplace as a result of the COVID-19 pandemic and resulting changes to the short-term and possibly even long-term landscape for brick-and-mortar retail, we anticipate that it will be more difficult to actively pursue and achieve certain elements of our growth strategy.  For example, it could be more difficult for us to acquire or sell properties in fiscal 2021 (or possibly beyond), as it may be difficult to correctly value a property given changing circumstances. Additionally, parties may be unwilling to enter into transactions during such uncertainty. However, as the COVID-19 pandemic eases and the economy improves, some commercial properties are starting to trade in the marketplace. We may also be less willing to enter into developments or capital improvements that require large amounts of upfront capital if the expected return is perceived as delayed or uncertain.  While we believe we still maintain a conservative capital structure and low debt levels, particularly relative to our peers, our profile may evolve based on changing needs.

We have seen substantial improvement in foot traffic, retail activity and general business conditions for our tenants compared to the early days of the COVID-19 pandemic.   The pandemic is still ongoing, however, with existing and new variants making the situation difficult to predict. We expect that our rent collections will continue to be below our tenants’ contractual rent obligations during the early stages of this business recovery and potentially beyond. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables. The extent and timing of the recognition of such losses will depend on future developments occurring after July 2021, which are highly uncertain and cannot be predicted. Rental income collections and rent relief requests to date may not be indicative of collections or requests in any future period.

We continue to have active discussions with existing and potential new tenants for new and renewed leases. With significant progress made in vaccinating the U.S. public and signs of business improvement as operating restrictions are relaxed and individuals begin returning to pre-pandemic activities, we have observed a marked increase in leasing activity, including interest from potential new tenants and tenants interested in renewing their leases. However, our tenants and other businesses are in the early stages of a potential recovery and many of them may still face an uncertain future.  Moreover, the pandemic is still ongoing, with existing and new variants making the situation difficult to predict. As a result, we may continue to experience higher than typical vacancy rates, take longer to fill vacancies and suffer potentially lower rental rates until the recovery becomes more robust.

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

•
In March 2021, we sold one free standing restaurant retail property located in Hillsdale, NJ, as that property no longer met our investment objectives.  The property was sold for $1.3 million and we recorded a gain on sale of property in the nine months ended July 31, 2021 in the amount of $435,000.

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

•
In June 2021, we sold our property located in Newington, NH to an unrelated third party for a sale price of $13.4 million as that property no longer met the Company's investment objectives and recorded a gain on sale in the amount of $11.8 million on our consolidated income statements for the nine and three months ended July 31, 2021.

•
In July 2021, we repurchased 20,294 shares of our Class A Common stock at an average price of $19.00 per share and 20,294 shares of our Common stock at an average price per share of $16.29 as we believed the return on this investment was higher than the return we would get acquiring new grocery anchored shopping centers in the marketplace at that time.

Index

Leasing

For the nine months ended July 31, 2021, we signed leases for a total of 560,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 89,000 square feet at an average rental decrease of 5.7% on a cash basis.  Renewals for 471,000 square feet of space previously occupied were signed at an average rental decrease of 1.2% on a cash basis.

For the three months ended July 31, 2021, we signed new leases for vacant space totaling 38,000 square feet at an average rental increase of 4.1% on a cash basis. For the three months ended July 31, 2021 we renewed leases totaling 97,000 square feet at average rental increases of 1.1% on a cash basis.

Tenant improvements and leasing commissions averaged $25.32 per square foot for new leases for the nine months ended July 31, 2021. We did not pay any tenant improvements and leasing commissions on renewal leases for the nine months ended July 31, 2021. The average term for new leases was 6 years and the average term for renewal leases was 3 years.

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

In the past, we had seen overall positive increases in rental income for renewal leases, but since the outbreak of the COVID-19 pandemic and the resulting regulatory restrictions on business operations, we have experienced average rental income decreases that exceed historic norms.  Moreover, notwithstanding the significant progress made in vaccinating the U.S. public and the early signs of business improvement as operating restrictions are relaxed and individuals begin returning to pre-pandemic activities, the long-term prospects of some of our tenants and the overall economic recovery is still uncertain.  Therefore, our average rental rates on renewal and new leases may continue to suffer.

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

Valuation of investment properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of July 31, 2021, management does not believe that any of our investment properties are impaired based on information available to us at July 31, 2021. In the future, almost any level of impairment would be material to our net income.

Revenue Recognition
Our main source of revenue is lease income from our tenants to whom we lease space at our 79 shopping centers. The COVID-19 pandemic has caused distress for many of our tenants as some of those tenant businesses were forced to close early in the pandemic, and although most have been allowed to re-open and operate, some categories of tenants have been slower to recover.  As a result, we have many tenants who have had difficulty paying all of their contractually obligated rents and we have reached agreements with many of them to defer or abate portions of the contractual rents due under their leases with the Company.  In accordance with ASC Topic 842, where appropriate, we will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables, which would reduce lease income. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted and these future losses could be material.

Allowance for doubtful accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, record an allowance for doubtful account for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of July 31, 2021, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $1.7 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q and Note 1 in our consolidated financial statements included in Item 8 of our October 31, 2020 Annual Report on Form 10-K.

Index
Liquidity and Capital Resources

Overview

At July 31, 2021, we had cash and cash equivalents of $23.0 million, compared to $40.8 million at October 31, 2020. Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.   For the nine months ended July 31, 2021 and 2020, net cash flows from operating activities amounted to $54.5 million and $46.3 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the nine months ended July 31, 2021 and 2020 totaled $20.0 million and $24.6 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.

During the first two quarters of fiscal 2021, the Board of Directors declared and the Company paid quarterly dividends that were reduced from pre-pandemic levels, as more extensively discussed under the "Impact of COVID-19" section earlier in this Item 2.  Subsequent to the end of the second quarter, the Board of Directors increased our Common and Class A Common stock dividends when compared to the reduced dividends that have been paid during the pandemic.  Future determinations regarding quarterly dividends will impact the Company's short-term liquidity requirements.

In June 2021, we sold our last non-core shopping center located in Newington, NH for a sale price of $13.4 million.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the nine months ended July 31, 2021, we paid approximately $13.5 million for property improvements, tenant improvements and leasing commission costs ($5.4 million representing property improvements, $5.1 million in property improvements related to our Stratford project (see paragraph below) and approximately $3.0 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $2.7 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2021 and fiscal 2022.  This amount is inclusive of commitments for the Stratford, CT development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.  The above amounts do not include a potential new self-storage development at our Pompton Lakes, NJ property.  The cost for this development is still in the planning stages but the anticipated cost is estimated to be $7 million, which will be funded with available cash or borrowings on our Facility.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We built one pad-site building that is leased to two retail chains and will be building another pad-site building once we receive approvals to move a cell tower to an alternate site on our property.  These two pad sites total approximately 5,200 square feet.  In addition, we built a recently opened self-storage facility of approximately 131,000 square feet, which is managed for us by a national self-storage company. The total project cost of the completed pad site and the completed self-storage facility was approximately $18.3 million (excluding land cost).  We plan on funding the development cost for the second pad site with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  The storage building is approximately 49.3% leased as of July 31, 2021.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $294.0 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of July 31, 2021 and $292.3 million in fixed-rate mortgage loans with a weighted average interest rate of 4.1% at July 31, 2021.  The mortgages are secured by 24 properties with a net book value of $511 million and have fixed rates of interest ranging from 3.4% to 4.9%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At July 31, 2021, we had 49 properties in our consolidated portfolio that were unencumbered by mortgages.

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

We currently maintain a ratio of total debt to total assets below 30.4% and a fixed charge coverage ratio of over 3.1 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 49 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At July 31, 2021, we had borrowing capacity of $119.2 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

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

On March 30, 2021, we refinanced our existing Facility with the same syndicate of three banks led by The Bank of New York Mellon, as administrative agent, increasing the capacity to $125 million from $100 million, with the ability under certain conditions to additionally increase the capacity to $175 million (subject to lender approval).  The maturity date of the new Facility is March 29, 2024 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of Eurodollar rate plus 1.45% to 2.20% or The Bank of New York's Prime Lending Rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the level of secured and unsecured indebtedness we can incur, including preferred stock and additionally requires us to maintain certain debt coverage ratios. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR. The Company was in compliance with such covenants at July 31, 2021.

At July 31, 2021, we had $5.0 million in borrowings outstanding on our Facility.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $54.5 million for the nine months ended July 31, 2021 compared to $46.3 million in the comparable period of fiscal 2020. The net increase in operating cash flows when compared with the corresponding prior period was primarily related to an increase of lease income related to the collection of rents that were deferred in fiscal 2020 and the collection of lease income from tenants that we account for on a cash basis.

Investing Activities

Net cash flows provided for by investing activities amounted to $1.4 million for the nine months ended July 31, 2021 compared to  net cash used by investing activities of $13.6 million in the comparable period of fiscal 2020. The increase in net cash flows generated by investing activities in the nine months ended July 31, 2021 when compared to the corresponding prior period was the result of selling two properties in the first 9 months of fiscal 2021, which generated $13.0 million more in cash flow in fiscal 2021 versus fiscal 2020 and expending $3.6 million less on property improvements in the first nine months of fiscal 2021 when compared with the corresponding prior period.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $10.9 million decrease in net cash flows used by financing activities for the nine months ended July 31, 2021 when compared to the corresponding prior period was predominantly the result of the redemption of our Series G preferred stock for $75 million in the first nine months of fiscal 2020.  In addition, for the first nine months of fiscal 2021 when compared to corresponding prior period, we paid $4.6 million less in dividends on our Common and Class A Common stock in response to a loss of cash flow caused by the effects of the COVID-19 pandemic.  This decrease was offset by our borrowing $35 million on our Facility in the first six months of fiscal 2020 and repaying $30 million of those draws in the first nine months of fiscal 2021.

Index
Results of Operations

The following information summarizes our results of operations for the nine months and three months ended July 31, 2021 and 2020 (amounts in thousands):

	Nine months ended				Change Attributable to
	July 31,		Increase		Property	Properties Held In
Revenues	2021	2020	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$74,802	$75,013	$(211)	(0.3)%	$(125)	$(86)
Recoveries from tenants	27,043	21,166	5,877	27.8%	(9)	5,886
Uncollectable amounts in lease income	(1,379)	(3,490)	2,111	(60.5)%	-	2,111
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	(3,137)	(2,686)	(451)	16.8%	158	(609)
Lease termination	801	460	341	74.1%	-	341
Other income	3,403	3,964	(561)	(14.2)%	(12)	(549)

Operating Expenses
Property operating	17,733	15,085	2,648	17.6%	181	2,467
Property taxes	17,785	17,615	170	1.0%	108	62
Depreciation and amortization	21,773	21,587	186	0.9%	218	(32)
General and administrative	6,876	8,495	(1,619)	(19.1)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	10,062	10,123	(61)	(0.6)%	-	(61)
Interest, dividends, and other investment income	171	359	(188)	(52.4)%	n/a	n/a

	Three Months Ended				Change Attributable to
	July 31,		Increase		Property	Properties Held In
Revenues	2021	2020	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$24,790	$24,130	$660	2.7%	$(99)	$759
Recoveries from tenants	8,251	7,056	1,195	16.9%	(4)	1,199
Uncollectible amounts in lease income	-	(1,645)	1,645	(100.0)%	-	1,645
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	10	(2,686)	2,696	(100.4)%	158	2,538
Lease termination income	96	112	(16)	(14.3)%	-	(16)
Other income	1,183	1,832	(649)	(35.4)%	(21)	(628)

Operating Expenses
Property operating	5,284	4,355	929	21.3%	92	837
Property taxes	6,009	5,897	112	1.9%	84	28
Depreciation and amortization	7,063	7,304	(241)	(3.3)%	81	(322)
General and administrative	2,139	2,111	28	1.3%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,329	3,475	(146)	(4.2)%	-	(146)
Interest, dividends, and other investment income	75	27	48	177.8%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2021 and 2020 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents decreased by 0.3% to $74.8 million for the nine month period ended July 31, 2021 as compared with $75.0 million in the comparable period of 2020.  Base rents increased by 2.7% to $24.8 million for the three months ended July 31, 2021 as compared with $24.1  million in the comparable period of 2020. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In the first nine months of fiscal 2020, we sold two properties totaling 18,100 square feet.  In the first nine months of fiscal 2021 we sold two properties totaling 105,800 square feet. These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the nine months ended July 31, 2021 when compared with fiscal 2020.

Properties Held in Both Periods:

Revenues

Base Rent
In the nine month period ended July 31, 2021, base rent for properties held in both periods was relatively unchanged when compared with the corresponding prior periods.

In the three month period ended July 31, 2021, base rent for properties held in both period increased by $759,000 when compared with the corresponding prior period as a result of new leasing completed after the third quarter of fiscal 2020 at approximately 6 properties.

In the first nine months of fiscal 2021, we leased or renewed approximately 560,000 square feet (or approximately 12.7% of total GLA).  At July 31, 2021, the Company’s consolidated properties were 91.2% leased (90.4% leased at October 31, 2020).

Tenant Recoveries
In the nine month and three month periods ended July 31, 2021, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) increased by a net $5.9 million and $1.2 million, respectively, when compared with the corresponding prior period.

The increase in tenant recoveries was the result of having higher common area maintenance expenses in the nine months and three months of fiscal 2021 when compared with the corresponding prior periods related to snow removal and parking lot repairs.  In addition, we completed the 2020 annual reconciliations for both common area maintenance and real estate taxes in the first half of fiscal 2021 and those reconciliations resulted in us billing our tenants more than we had anticipated and accrued for in the prior period, which increased tenant reimbursement income in the first half of fiscal 2021.  In addition, the percentage of common area maintenance and real estate tax costs that we recover from our tenants generally increased in fiscal 2021 when compared with fiscal 2020 as the effects of the pandemic on our tenants businesses is lessening.

Uncollectable Amounts in Lease Income
In the nine month and three month periods ended July 31, 2021, uncollectable amounts in lease income decreased by $2.1 million and $1.6 million, respectively.  In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the nine months ended July 31, 2021, many of our tenants saw early signs of business improvement as regulatory restrictions were relaxed and individuals began returning to pre-pandemic activities following significant progress made in vaccinating the U.S. public. As a result, the uncollectable amounts in lease income have been declining.

ASC Topic 842 Cash Basis Lease Income Reversals
The Company adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires amongst other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and in addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we have determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments are no longer probable of collection (10.3% of our approximate 860 tenants). All of these tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021.  As a result of this assessment we reversed $345,000 more in straight-line rent reversals for cash basis tenants in the nine months ended July 31, 2021 when compared to the prior period.

For the three months ended July 31, 2021 we did not convert any tenants to cash basis, and as a result, we did not reverse any straight-line rent receivables, which created a $910,000 positive variance. In addition, in the three months ended July 31, 2021, we did not have any reductions of lease income for collectability adjustments for cash basis tenants as the amount of collections received from those tenants equaled or exceeded the quarterly billings for tenants accounted for on a cash basis, which created a positive variance of $1.8 million.

Expenses

Property Operating
In the nine month and three month periods ended July 31, 2021, property operating expenses increased by $2.5 million and $ 837,000, respectively, as a result of having higher common area maintenance expenses in the nine months and three months of fiscal 2021 when compared with the corresponding prior periods related to snow removal and parking lot repairs.

Property Taxes
In the nine month and three month periods ended July 31, 2021, property tax expense was relatively unchanged when compared with the corresponding prior period.

Interest
In the nine month and three month periods ended July 31, 2021, interest expense was relatively unchanged when compared with the corresponding prior period.

Depreciation and Amortization
In the nine month period ended July 31, 2021, depreciation and amortization was relatively unchanged when compared with the corresponding prior period. In the three month period ended July 31, 2021, depreciation and amortization decreased by $322,000 when compared with the corresponding prior period as a result of the write-off of tenant improvements for tenants who vacated the portfolio in fiscal 2020.

General and Administrative Expenses
In the nine month period ended July 31, 2021, general and administrative expenses decreased by $1.6 million when compared with the corresponding prior period, predominantly related to a decrease in compensation and benefits expense. The decrease was the result of accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.  General and administrative expenses was relatively unchanged for the three month period ended July 31, 2021.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the nine months and three months ended July 31, 2021 and 2020 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Nine months ended		Three Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net Income Applicable to Common and Class A Common Stockholders	$$27,475	$$9,446	$$18,375	$$1,576

Real property depreciation	17,198	16,994	5,737	5,658
Amortization of tenant improvements and allowances	3,312	3,245	960	1,170
Amortization of deferred leasing costs	1,209	1,279	363	451
Depreciation and amortization on unconsolidated joint ventures	1,126	1,122	376	375
(Gain)/loss on sale of property	(12,213)	328	(11,807)	-

Funds from Operations Applicable to Common and Class A Common Stockholders	$$38,107	$$32,414	$$14,004	$$9,230

FFO amounted to $38.1 million in the nine months ended July 31, 2021 compared to $32.4 million in the comparable period of fiscal 2020.  The net increase in FFO is attributable, among other things to:

Increases:
•
An increase in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in the first nine months of fiscal 2021 and a general increase in the rate at which we recover costs from our tenants as a result of the reduced impact of the COVID-19 pandemic on our tenants businesses, which resulted in a positive variance in the first nine months of fiscal 2021 when compared to the same period of fiscal 2020.

•
A $341,000 increase in lease termination income in the first nine months of fiscal 2021 when compared with the corresponding prior period as a result of one tenant that occupied multiple spaces in our portfolio ceasing operations and buying out the remaining terms of its leases.

•
A net decrease in general and administrative expenses of $1.6 million, predominantly related to a decrease in compensation and benefits expense in the nine months ended July 31, 2021 when compared to the corresponding prior period.  The decrease was the result of accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.

•
A decrease in uncollectable amounts in lease income of $2.1 million.  In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the onset of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due.  Our assessment was that any billed but unpaid rents for such tenants would likely be uncollectable. During the nine month period ended July 31, 2021, many of our tenants saw early signs of business improvement as regulatory restrictions were relaxed and individuals began returning to pre-pandemic activities following significant progress made in vaccinating the U.S. public. As a result, the uncollectable amounts in lease income have been declining. We have even recovered receivables that were previously reserved for.

•
A decrease of $277,000 in net income to noncontrolling interests.  This decrease was caused by our redemption of noncontrolling units in the second half of fiscal 2020 and first nine months of fiscal 2021.  In addition, distributions decreased to noncontrolling unit owners whose distributions per unit were based on the dividend rate of our Class A Common stock, which was significantly reduced in the first half of fiscal 2021 when compared to the corresponding prior period.

Decreases:
•
An increase in the reversals of straight-line rent for tenants accounted for on a cash basis in accordance with ASC Topic 842 in the first nine months of fiscal 2021 when compared with the first nine months of fiscal 2020.

FFO amounted to $14.0 million in the three months ended July 31, 2021 compared to $9.2 million in the comparable period of fiscal 2020.  The net increase in FFO is attributable, among other things to:

Increases:
•
A decrease in uncollectable amounts in lease income of $1.6 million.  In the third quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the onset of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due.  Our assessment was that any billed but unpaid rents for such tenants would likely be uncollectable. During the three months ended July 31, 2021, many of our tenants continued to see signs of business improvement as regulatory restrictions were relaxed and individuals began returning to pre-pandemic activities following significant progress made in vaccinating the U.S. public and the resulting decline in COVID-19 cases for vaccinated persons. As a result, the uncollectable amounts in lease income have been declining. We have even recovered receivables that were previously reserved for.

•
In the three months ended July 31, 2021, we did not have any reductions of lease income for collectability adjustments related to the 89 tenants in our portfolio that we account for on a cash basis in accordance with ASC Topic 842, as the amount of collections equaled or exceeded the quarterly billings for tenants accounted for on a cash basis, which created a $1.8 million positive variance.  In addition, as a result of not converting any tenants to cash basis accounting in the three months ended July 31, 2021, we did not have any write-offs of previously recorded straight-line rent in the three months ended July 31, 2021 and we had $910,000 in write-offs of straight-line rents in the third quarter of fiscal 2020 relating to cash basis tenants.

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At July 31, 2021	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$25,000	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,100	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,300	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,801	3.38%	Aug-2026

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

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of July 31, 2021, we had total mortgage debt of $292.3 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of July 31, 2021, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

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
At July 31, 2021, we had $5 million in borrowings outstanding on our Facility, which bears interest at Libor plus 1.45%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended July 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Following on its initial December 2013 authorization, in June 2017, our Board of Directors re-approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  The Current Repurchase Program was announced on June 9, 2017.  For the three month period ended July 31, 2021, the Company repurchased 20,294 shares of Class A Common stock and 20,294 shares of Common stock under the Current Repurchase Program.

The following table sets forth Class A Common shares repurchased by the Company during the three months ended July 31, 2021:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
May 1, 2021 – May 31, 2021	-	-	-	1,075,409
June 1, 2021 – June 30, 2021	-	-	-	1,075,409
July 1, 2021 – July 31, 2021	20,294	$19.00	20,294	1,034,821

The following table sets forth Common shares repurchased by the Company during the three months ended July 31, 2021:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
May 1, 2021 – May 31, 2021	-	-	-	1,075,409
June 1, 2021 – June 30, 2021	-	-	-	1,075,409
July 1, 2021 – July 31, 2021	20,294	$16.29	20,294	1,034,821

(a)  See paragraph above regarding the Current Repurchase Program.

In addition, from time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 8, 2021	and Principal Accounting Officer