Form 10-K
period 2021-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2022-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2021 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $32,768,154; Class A Common Shares, par value $.01 per share, $536,007,659.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 7, 2022 (latest practicable date): 10,450,226 Common Shares, par value $.01 per share, and 30,425,909 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 17, 2022 (certain parts as indicated herein) (Part III).

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of Urstadt Biddle Properties Inc. (the "Company") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements can generall9by be identified by such words as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “seek”, “should”, “will” or variations of such words or other similar expressions and the negatives of such words.  All statements included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of our operations and other such matters, are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  Such statements are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, performance or achievements, financial and otherwise, may differ materially from the results, performance or achievements expressed or implied by the forward-looking statements.  We caution not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

At October 31, 2021, the Company owned or had equity interests in 79 properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in four states, containing a total of 5.1 million square feet of gross leasable area (“GLA”).  We seek to identify desirable properties, typically neighborhood and community shopping centers, for acquisition, which we acquire in the normal course of business.  In addition, we regularly review our portfolio and, from time to time, may sell certain of our properties.  For a description of the Company's properties and information about the carrying amount of the properties at October 31, 2021 and encumbrances, see Item 2. Properties and Schedule III located in Item 15.

In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  We have also developed a second self-storage facility located in Stratford, CT with approximately 90,000 square feet of available GLA.  We are currently developing a third self-storage facility at our Pompton Lakes, NJ property.

We actively manage and supervise the operations and leasing of all of our properties. We also derive income from the management of 6 properties owned by third parties and in which we have no equity interest.

In addition to our business of owning and managing real estate, we are also involved in the beer, wine and spirits retail business, through our ownership of six subsidiary corporations formed as taxable REIT subsidiaries.  Each subsidiary corporation owns and operates a beer, wine and spirits retail store at one of our shopping centers.  To manage our operations, we have engaged an experienced third-party, retail beer, wine and spirits manager, which also owns many stores of its own.  Each of these stores occupies space at one of our shopping centers, fulfilling a strategic need for a beer, wine and spirits business at such shopping center.  These stores are not currently providing material earnings in excess of what the Company would have earned from leasing the space to unrelated tenants at market rents.  However, these businesses are continuing to mature, and net sales and earnings may eventually become material to our financial position and net income.  Nevertheless, our primary business remains the ownership and management of real estate, and we expect that the beer, wine and spirts business will remain an ancillary aspect of our business model.  However, we may open additional beer, wine and spirits stores at other shopping centers if we determine that any such store would be a strategic fit for our overall business and the investment return analysis supports such a determination.

We derive other ancillary income from property related sources such as solar array installations and electrical vehicle charging stations.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.  Nearly every industry was impacted directly or indirectly, and the U.S. market came under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, thereby limiting the operations of different categories of our tenants to varying degrees.  Most of these restrictions have been lifted as the COVID-19 situation in the tri-state area has significantly improved since the early days of the pandemic as a result of various factors, including a large portion of the population getting vaccinated, with most businesses now permitted to open at full capacity, but under other limitations intended to control the spread of COVID-19.  See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Growth Strategy

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  In addition, we have mortgage debt secured by some of our properties and a $125 million Facility.  We do not have any secured debt maturing until March of 2022 and that one secured mortgage is in the process of being refinanced.

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

We are aware that climate change may exacerbate changes in weather patterns and natural disasters, including increased flooding at one or more of our properties.  We carry flood insurance on all of our properties, but will continue to keep vigilant to understand the potential impacts of climate change and take steps to mitigate its impact and to comply with any new regulations.

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

We may, from time to time, enter into arrangements for the acquisition of interests in properties with property owners through the issuance of non-managing member units or partnership units in joint venture entities that we control, which we refer to as our DownREIT entities. The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from the joint ventures.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase or redeem all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.   We believe that this acquisition method may permit us to acquire properties from property owners wishing to enter into tax-deferred transactions.

From time to time, we selectively dispose of underperforming properties and re-deploy the proceeds into potentially higher performing properties that meet our acquisition criteria.

Leasing Results

At October 31, 2021, our properties collectively had 908 leases with tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount stores, other local retailers and office tenants.  At October 31, 2021, the 73 consolidated properties were 91.9% leased and 90.8% occupied (see Results of Operations discussion in Item 7).  At October 31, 2021, we had equity investments in six properties which we do not consolidate; those properties were 93.9% leased.  We believe the properties are adequately covered by property and liability insurance.

A substantial portion of our operating lease income is derived from tenants under leases with terms greater than one year.  Most of the leases provide for the payment of monthly fixed base rentals and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2021, no single tenant comprised more than 8.3% of the total annual base rents of our properties. The following table sets forth a schedule of our ten largest tenants by percent of total annual base rent of our properties to total annual base rent for the year ended October 31, 2021.

Tenant	Number of Stores	% of Total Annual Base Rent of Properties
Stop & Shop	8	8.3%
CVS	10	4.8%
Acme	6	3.9%
The TJX Companies	5	3.4%
ShopRite	3	2.0%
Bed Bath & Beyond	2	1.7%
BJ's	3	1.6%
Staples	3	1.4%
Walgreens	4	1.2%
DSW	2	1.2%
	46	29.5%

See Item 2. Properties for a complete list of the Company’s properties.

The Company’s single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center (“Ridgeway”).

Ridgeway is located in Stamford, Connecticut and was developed in the 1950s and redeveloped in the mid-1990s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the year ended October 31, 2021, Ridgeway revenues represented approximately 10.4% of the Company’s total revenues and its assets represented approximately 6.3% of the Company’s total assets at October 31, 2021. As of October 31, 2021, Ridgeway was 92% leased. The property’s largest tenants (by base rent) are:  The Stop & Shop Supermarket Company (21%), Bed, Bath & Beyond (15%) and Marshall’s Inc., a division of the TJX Companies (11%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets forth a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2021 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2022	10	107,717	$3,481,000	32.5%
2023	8	80,209	2,830,000	26.4%
2024	1	9,000	217,000	2.0%
2025	2	42,000	1,152,000	10.7%
2026	3	12,764	255,000	2.4%
2027	3	6,341	188,000	1.7%
2028	3	38,060	1,369,000	12.8%
2029	1	4,000	92,000	0.9%
2030	1	2,347	68,000	0.6%
2031	3	46,541	1,073,000	10.0%
Thereafter	-	-	-	-
Total	35	348,979	$10,725,000	100%

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

Human Capital

We believe that our employees are one of our greatest resources.  In order to attract and retain high performing individuals, we are committed to partnering with our employees to provide opportunities for their professional development and promote their well-being.  To that end, we have undertaken various initiatives, including the following:

•	providing department-specific training and access to online training seminars and opportunities to participate in industry conferences;
•	introducing the next generation of real estate leaders through summer internship programs;
•	providing annual reviews and regular feedback to assist in employee development and providing opportunities for employees to provide suggestions to management and safely register complaints;
•	providing family leave, for example, for the birth or adoption of a child, as well as sick leave, that exceeds minimum regulatory requirements;
•	focusing on creating a workplace that values employee health and safety, and to that end providing expanded paid sick leave during the early part of the COVID-19 pandemic;
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
Our executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  Urstadt Biddle Properties Inc. has 57 employees, all located at the Company’s executive offices.  Subsidiaries of the Company also employ an additional 49 full-time and part-time employees at other locations, and we believe our relationship with our employees is good.

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

Item 1A.  Risk Factors

Risks Related to COVID-19

The current pandemic of the novel coronavirus ("COVID-19") has had a material adverse impact on the businesses of many of our tenants, and has had and may continue to have an adverse impact to varying degrees on our business, income, cash flow, results of operations, financial condition, liquidity, prospects, and ability to pay dividends and other distributions to our stockholders.  Potential future outbreaks of other highly infectious or contagious diseases could have a similar impact.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.  The COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the U.S. and global economy, as well as significant volatility and negative pressure in the financial markets.   Nearly every industry was impacted directly or indirectly, and the U.S. market came under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, thereby limiting the operations of different categories of our tenants to varying degrees.  Most of these restrictions have been lifted as the COVID-19 situation in the tri-state area has significantly improved since the early days of the pandemic as a result of various factors, including a large portion of the population getting vaccinated, with most businesses now permitted to open at full capacity, but under other limitations intended to control the spread of COVID-19.

We have seen substantial improvement in foot traffic, retail activity and general business conditions for our tenants compared to the early days of the COVID-19 pandemic.  However, such improvements have not been consistent across all tenants.  For a number of our tenants that operate businesses involving high contact interactions with their customers, such as spas and salons, the negative impact of COVID-19 on their business has been more severe and the recovery more difficult.  Gyms and fitness tenants have experienced varying results, but are beginning to return to pre-pandemic normalcy.  Dry cleaners have also suffered as a result of many workers continuing to work from home.

Tenants that experience deteriorating financial conditions may be unwilling or unable to pay rent on a timely basis, or at all.  In the early months of the pandemic when restrictions on business operations were particularly severe and impactful, we deferred or abated tenants’ rent obligations, and since early 2021 have been successful in recovering a significant portion of these deferred rents.  In some cases, however, we have had to further restructure tenant rent obligations or extent the repayment period as some tenant businesses have continued to suffer.  We may be unable to fully collect on deferred rents as a result of a tenant’s deteriorating business condition.  In other cases, state, local, federal and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent, including, among others, limitations, prohibitions and moratoriums on evicting tenants unwilling or unable to pay rent.  In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our properties, and have limited ability to renew existing leases or sign new leases at projected rents.

Although the impact of the COVID-19 pandemic currently appears to be improving, existing and new variants make the situation difficult to predict.  The continuation of the pandemic, particularly if it worsens, could have additional adverse effects on our business, including with regards to:

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

•	the failure of certain of our tenants to remain open, resulting in co-tenancy claims as a result of the failure to satisfy occupancy thresholds;
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

•	the event that a significant number of our employees, particularly senior members of our management team, become unable to work as a result of health issues related to COVID-19; and
•	volatility in the trading prices of our Common Stock and Class A Common Stock.

Our operating results depend, in large part, on the ability of our tenants to generate sufficient income to pay their rents in a timely manner. Therefore, we reduced the quarterly dividend on our Class A Common stock and Common stock in 2020 when compared with pre-pandemic levels in an effort to preserve cash due to the then current economic uncertainty.  We then increased the dividend in 2021 and again for the first quarter of fiscal 2022, but not to pre-pandemic levels, as the situation stabilized.  In the event our financial condition or other factors necessitate, we may choose to reduce our dividends again in the future. Additionally, we may in the future choose to pay distributions in our stock rather than solely in cash, which may result in our stockholders having a tax liability with respect to such distributions that exceeds the amount of cash received, if any.

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

Risks Related to our Operations and Properties

There are risks relating to investments in real estate and the value of our property that are beyond our control.  Yields from our properties depend on their net income and capital appreciation.  Real property income and capital appreciation may be adversely affected by general and local economic conditions, neighborhood values, competitive overbuilding, zoning laws, weather, casualty losses and other factors beyond our control.  Since substantially all of our income is rental income from real property, our income and cash flow could be adversely affected if a large tenant is, or a significant number of tenants are, unable to pay rent or if available space cannot be rented on favorable terms.

Operating and other expenses of our properties, particularly significant expenses such as interest, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

We may be unable to sell properties when appropriate because real estate investments are illiquid.  Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. With respect to each of our five consolidated joint ventures, McLean, Orangeburg, High Ridge, Dumont and New City, which we refer to as our DownREITs, we may not sell or transfer the contributed property during contractually agreed upon protection periods other than as part of a tax-deferred transaction under the Code or if the conditions exist that would give us the right to call all of the non-managing member units or partnership units, as applicable, following the death or dissolution of certain non-managing members or in connection with the exercise of creditor's rights and remedies under the mortgage.  Because of these market, regulatory and contractual conditions, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders.

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location.  Our primary investment focus is neighborhood and community shopping centers, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2021, approximately 99.4% of our total revenues were from properties located in this area. Various factors may adversely affect a shopping center's profitability. These factors include circumstances that affect consumer spending, such as general economic conditions, economic business cycles, rates of employment, income growth, interest rates and general consumer sentiment. They also include weather patterns and natural disasters, including changes in weather patterns and natural disaster exacerbated by climate change, that could have a more significant localized effect in the areas where our properties are concentrated. The occurrence of natural disasters or severe weather conditions can delay new development projects, increase investment costs to repair or replace damaged properties, increase operation costs, increase future property insurance costs, and negatively impact the tenant demand for lease space.  Changes to the real estate market in our focus areas, such as an increase in retail space or a decrease in demand for shopping center properties, could also adversely affect operating results.  As a result, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

The Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2021, Ridgeway revenues represented approximately 10.4% of the Company's total revenues and approximately 6.3% of the Company's total assets at October 31, 2021.  The loss of Ridgeway or a material decrease in revenues from Ridgeway could have a material adverse effect on the Company.

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

We face potential difficulties or delays in renewing leases or re-leasing space.  We derive most of our income from rent received from our tenants.  Although substantially all of our properties currently have had favorable occupancy rates over time, we have experienced periods of decline in occupancy, including during the COVID-19 pandemic.  We cannot predict that current tenants will renew their leases upon expiration of their terms.  In addition, current tenants could attempt to terminate their leases prior to the scheduled expiration of such leases or might have difficulty in continuing to pay rent in full, if at all, in the event of a severe economic downturn or other market disruption, such as the COVID-19 pandemic.  If this occurs, we may not be able to promptly locate qualified replacement tenants and, as a result, we would lose a source of revenue while remaining responsible for the payment of our obligations.  Even if tenants decide to renew their leases, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms.

In some cases, our tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants within the center to sell that merchandise or provide those services.  When re-leasing space after a vacancy, such provisions may limit the number and types of prospective tenants for the vacant space.  Zoning restrictions and other regulatory hurdles may also impede or delay our ability to re-lease vacant space.  The failure to re-lease space or to re-lease space on satisfactory terms could adversely affect our results from operations.  Additionally, properties we may acquire in the future may not be fully leased and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is fully leased. As a result, our net income, funds from operations and ability to pay dividends to stockholders could be adversely affected.

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
•           the impact of e-commerce on the demand for retail space;
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

E-commerce and other changes in consumer buying practices present challenges for many of our tenants and may require us to modify our properties, diversify our tenant composition and adapt our leasing practices to remain competitive.  Many of our tenants face increasing competition from e-commerce and other sources that could cause them to reduce their size, limit the number of locations and/or suffer a general downturn in their businesses and ability to pay rent.  We may also fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting change in retailing practices and space needs of our tenants, which could have an adverse effect on our results of operations and cash flows.  We are focused on anchoring and diversifying our properties with tenants that are more resistant to competition from e-commerce (e.g. groceries, essential retailers, restaurants and service providers), but there can be no assurance that we will be successful in modifying our properties, diversifying our tenant composition and/or adapting our leasing practices.

Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our terms, and reduce their expected return.  As of October 31, 2021, we owned five of our operating properties through consolidated joint ventures and six through unconsolidated joint ventures. Our joint ventures, including any joint ventures we may enter into in the future, may involve risks not present with respect to our wholly-owned properties, including the following:

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

In addition, with respect to our five consolidated joint ventures, McLean, Orangeburg, High Ridge, Dumont and New City, we have additional obligations to the limited partners and non-managing members and additional limitations on our activities with respect to those joint ventures.  The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture, with the Company required to provide such funds if the joint venture is unable to do so.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.  The right of these limited partners and non-managing members to put their equity interest to us could require us to expend cash or issue Class A Common Stock of the REIT at a time or under circumstances that are not desirable to us.

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

In addition, variable rate debt exposes us to changes in interest rates.  As of October 31, 2021, we had no outstanding borrowings on our Unsecured Revolving Credit Facility ("Facility").   If interest rates were to rise, it would increase the amount of interest expense that we would have to pay.  This exposure would increase if we seek additional variable rate financing based on pricing and other commercial and financial terms.  In addition, we enter into interest rate hedging transactions, including interest rate swaps. There can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under these agreements.

We may be adversely affected by changes in LIBOR reporting practices, the method by which LIBOR is determined or the use of alternative reference rates.  As of October 31, 2021, we had approximately $124.1 million of mortgage notes outstanding that are indexed to the London Interbank Offered Rate (“LIBOR”). All of these mortgages are subject to interest rate swaps that convert the floating rates in the notes to a fixed interest rate. Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, announced that it extended publication of U.S. dollar LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by no later than December 31, 2021.  Moreover, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate (“SOFR”).  Interest rates on our mortgage notes, which is indexed to LIBOR, in the future will be determined using a variation of SOFR or an alternative method, any of which may result in interest obligations that are slightly more than or do not otherwise correlate exactly over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.  Although we believe there would be no material impact on our financial position or results of operations, because this will be the first time any of the reference rates for our promissory notes or our swap contracts will cease to be published, we cannot be sure that the transition will be seamless and without any adverse impact.

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

Our Facility contains financial and other covenants which may limit our ability, without our lenders' consent, to engage in operating or financial activities that we may believe desirable.  Our Facility contains, among others, provisions restricting our ability to incur unsecured and secured indebtedness, crease certain liens, and consolidate, merge or sell all or substantially all of our assets, all as further detailed in Item 7 included in this Annual Report on Form 10-K.

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

Supply chain disruptions and unexpected construction expenses and delays could impact our ability to timely deliver spaces to tenants and/or our ability to achieve the expected value of a construction project or lease, thereby adversely affecting our profitability.  The construction and building industry, similar to many other industries, are experiencing worldwide supply chain disruptions due to a multitude of factors that are beyond our control.  Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time.  Although we are generally not engaged in large-scale development projects, small-scale construction projects, such as building renovations and maintenance, pad site developments and tenant improvements required under leases are a routine and necessary part of our business.   We may incur costs for a property renovation or tenant buildout that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected.  We also may be unable to complete renovation of a property or tenant space on schedule due to supply chain disruptions or labor shortages, which could result in increased debt service expense or construction costs.  Additionally, some tenants may have the right to terminate their leases if a renovation project is not completed on time.  The time frame required to recoup our renovation and construction costs and to realize a return on such costs can often be significant and materially adversely affect our profitability.

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

Our insurance coverage on our properties may be inadequate.  We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, earthquake, and rental loss. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located, and we intend to obtain similar insurance coverage on subsequently acquired properties.  However, our circumstances or the availability of insurance could change.

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry and other factors outside our control. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. We also cannot guarantee that historic events or vulnerabilities are indicative of likely future losses or exposure, especially as it relates to the extent and frequency of natural disasters, as weather and climate patterns may change.

In addition, all of our tenants are required under their leases to carry general liability and other appropriate insurance, as well as to indemnify us for certain claims that may be caused by or related to their business activities or occur on their premises.  However, some tenants fail to comply with these insurance requirements, making it difficult for us to collect on their indemnification obligations.

If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue, negatively impact the property’s ability to generate future cash flow and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Further, we may be unable to collect insurance proceeds if our insurers are unable to pay or contest a claim. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our shareholders.

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

Dividends payable by REITs may be taxed at higher rates.  Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations. The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, but under current tax law, such stockholders may deduct up to 20% of ordinary dividends (i.e., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate may still be higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock of REITs, including our stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to corporate dividends, which could negatively affect the value of our properties.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our board of directors has determined that the ownership limit does not apply to any shares of our stock beneficially owned by Elinor F. Urstadt (spouse of late Mr. Charles J. Urstadt, the Company’s former Chairman Emeritus), Willing L. Biddle (President & Chief Executive Officer), Catherine U. Biddle (director and spouse of Willing L. Biddle), Elinor P. Biddle (non-executive employee and daughter of Mr. & Mrs. Biddle), Dana C. Biddle (daughter of Mr. & Mrs. Biddle) and Charles D. Urstadt (director and Chairman and son of Mr. & Mrs. Urstadt and brother of Mrs. Biddle) (together, the “Urstadt and Biddle Family Members”), but only to the extent that the aggregate value of all such stock does not exceed nineteen and ninety one-hundredth percent (19.9%) of the value of all of the company’s outstanding common stock, Class A common stock and preferred stock at any date of determination, unless at least two of the Urstadt and Biddle Family Members would separately be considered as among the five largest shareholders (which for this purpose requires ownership of at least 7.5%) based on value of shares (and determined after applying the ownership rules in Sections 542, 544 and 856(h) of the Code), in which case the maximum aggregate value of all shares of our stock beneficially owned by the Urstadt and Biddle Family Members is increased to twenty-seven percent (27.00%).  At October 31, 2021, together, the Urstadt and Biddle Family Members hold approximately 68.0% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A Common Stock. At October 31, 2021, directors and executive officers of the Company, excluding any Urstadt and Biddle Family Member, hold approximately 0.2%.  The ownership limitation may delay or discourage someone from taking control of us, even though a change of control might involve a premium price for our stockholders or might otherwise be in their best interest.

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

The concentration of our stock ownership or voting power limits our stockholders’ ability to influence corporate matters.  Each share of our Common Stock entitles the holder to one vote.  Each share of our Class A Common Stock entitles the holder to 1/20 of one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.  As of October 31, 2021, Elinor F. Urstadt, for herself and in her capacity as the executor of Charles J. Urstadt’s estate and Willing L. Biddle, our President and Chief Executive Officer, beneficially owned approximately 20.1% of the value of our outstanding Common Stock and Class A Common Stock, which together represented approximately 67.6% of the voting power of our outstanding common stock.  They therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or restricts our stockholders’ ability to influence corporate matters.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Properties

The following table sets forth information concerning each property at October 31, 2021.  Except as otherwise noted, all properties are 100% owned by the Company.

Retail Properties:	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenant
Stamford, CT	1997	1950	2002	374,000	13.6	35	92%	Stop & Shop
Stratford, CT	1988	1978	2005	278,000	29.0	17	99%	Stop & Shop, BJ's
Scarsdale, NY (1)	2004	1958	2010	244,000	14.0	25	96%	ShopRite
New Milford, CT	2002	1972	2010	235,000	20.0	13	100%	Walmart
Riverhead, NY (2)	-	2014	2014	198,000	20.7	4	100%	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	16	96%	Christmas Tree Shops
Carmel, NY (3)	2006	1971	2010	189,000	22.0	31	88%	Tops Markets
Brewster, NY	1998	1977	2019	174,000	23.0	24	79%	Acme Supermarket
Carmel, NY	1999	1983	1995	145,000	19.0	15	93%	ShopRite
Ossining, NY	2000	1978	1998	137,000	11.4	24	92%	Stop & Shop
Somers, NY (13)	-	2002	2003	135,000	26.0	23	96%	Home Goods
Midland Park, NJ	1999	1970	2015	130,000	7.9	25	89%	Kings Supermarket
Yorktown, NY (10)	1997	1973	2005	123,000	16.4	13	83%	Staples
New Providence, NJ	2010	1965	2013	109,000	7.8	22	100%	Acme Markets
Newark, NJ	-	1995	2008	108,000	8.4	13	100%	Seabra Supermarket
Wayne, NJ	1992	1959	1992	103,000	9.0	40	92%	Whole Foods Market
Darien, CT	1992	1955	1998	96,000	9.5	19	82%	Stop & Shop
Pompton Lakes, NJ (12)	2000	1965	2015	94,000	12.0	14	63%	Planet Fitness
Emerson, NJ	2013	1981	2007	93,000	7.0	10	89%	ShopRite
Stamford, CT (7)	2013	1963 & 1968	2017	87,000	6.7	23	93%	Trader Joes
New Milford, CT	-	1966	2008	81,000	7.6	5	96%	Big Y
Somers, NY	-	1991	1999	80,000	10.8	32	99%	CVS
Orange, CT	-	1990	2003	77,000	10.0	9	77%	Trader Joes/TJ Maxx
Kinnelon, NJ	2015	1961	2015	77,000	7.5	13	100%	Marshalls
Montvale, NJ (2)	2010	1965	2013	76,000	9.9	13	58%	The Fresh Market
Orangeburg, NY (4)	2014	1966	2012	74,000	10.6	24	85%	CVS
Dumont, NJ (8)	-	1992	2017	74,000	5.5	30	93%	Stop & Shop
Stamford, CT	2000	1970	2016	74,000	9.7	15	98%	ShopRite (Grade A)
New Milford, CT	-	2003	2011	72,000	8.8	7	86%	Staples
Eastchester, NY	2013	1978	1997	70,000	4.0	13	100%	DeCicco's Market
Boonton, NJ	2016	1999	2014	63,000	5.4	9	98%	Acme Markets
Ridgefield, CT	1999	1930	1998	62,000	3.0	36	89%	Keller Williams
Fairfield, CT	-	1995	2011	62,000	7.0	3	100%	Marshalls
Bloomfield, NJ	2016	1977	2014	59,000	5.1	9	96%	Superfresh Supermarket
Yonkers, NY (6)	-	1982	2014	58,000	5.0	11	96%	Acme Markets
Cos Cob, CT	2008	1986	2014	48,000	1.1	26	90%	CVS
Briarcliff Manor, NY (11)	2014	1975	2001	47,000	1.0	18	96%	CVS
Wyckoff, NJ	2014	1971	2015	43,000	5.2	15	91%	Walgreens
Westport, CT	-	1986	2003	40,000	3.0	4	58%	BevMax
Old Greenwich, CT	-	1976	2014	39,000	1.4	14	92%	Kings Supermarket
Rye, NY	-	Various	2004	39,000	1.0	21	100%	A&S Deli
Derby, CT	-	2014	2017	38,000	5.3	7	94%	Aldi Supermarket
Passaic, NJ	2016	1974	2017	37,000	2.9	4	65%	Dollar Tree/Family Dollar
Danbury, CT	2012	1988	2002	33,000	2.7	5	91%	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4.0	5	94%	La Placita Supermarket
Ossining, NY	2001	1981	1999	29,000	4.0	3	88%	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	25	71%	Squires
Stamford, CT	1995	1960	2016	27,000	1.1	8	92%	Federal Express
Yonkers, NY	1992	1955	2018	27,000	2.7	16	100%	AutoZone
Waldwick, NJ	-	1953	2017	27,000	1.8	9	90%	United States Post Office
Harrison, NY	-	1970	2015	26,000	1.6	10	100%	Harrison Market
Pelham, NY	2014	1975	2006	25,000	1.0	9	100%	Manor Market
Eastchester, NY	2014	1963	2012	24,000	2.1	4	100%	CVS
Ridgefield, CT	-	1960	2018	23,000	2.7	13	100%	Asian Fusion Restaurant
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	Rite Aid
Somers, NY	-	1987	1992	19,000	4.9	10	100%	Putnam County Savings Bank
Cos Cob, CT	1970	1947	2013	15,000	0.9	8	90%	Veterinarian Emergency
Riverhead, NY (2)	-	2000	2014	13,000	2.7	3	100%	Applebee's
Greenwich, CT	-	1961	2013	10,000	0.8	6	100%	Wells Fargo Bank
Various (5)	-	Various	2013	9,000	3.0	3	77%	Restaurants
Old Greenwich, CT (7)	2001	1941	2017	8,000	0.8	1	100%	CVS
Fort Lee, NJ	-	1967	2015	7,000	0.4	1	100%	H-Mart
Office Properties and Bank Branches
Greenwich, CT	-	Various	Various	58,000	2.8	16	100%	UBP
Bronxville & Yonkers	-	1960	2008 & 2009	19,000	0.7	5	100%	Peoples Bank , Chase Bank
Chester, NJ	-	1950	2013	9,000	2.0	-	-	Vacant
Stamford, CT (7)	2012	1960	2017	4,000	0.5	1	100%	Chase Bank
Stratford, CT	2021	2021	2005	3,000	0.5	1	100%	Chipotle
New City, NY (9)	-	1973	2018	3,000	1.0	1	100%	Putnam County Savings Bank
				5,133,000	481.7	908

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
(4) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (43.8% ownership interest).
(5) The Company owns three separate free standing properties, one of which are occupied 100% by a Friendly's Restaurant and two by other restaurants. The properties are located in New York, New Jersey and Connecticut.
(6) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (53.0% ownership interest).
(7) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (24.6% ownership interest).
(8) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (36.4% ownership interest).
(9) A wholly owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (84.3% ownership interest).
(10) Property is shadow anchored by a BJ's Wholesale Club.
(11) Property is shadow anchored by an Acme Supermarket.
(12) Property is shadow anchored by a Lidl Supermarket
(13) Property is shadow anchored by a Stop & Shop Supermarket

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated properties for leases in place as of October 31, 2021, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rents	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2022 (1)	225	578,604	$16,854,000	17%
2023	116	569,916	14,442,000	15%
2024	97	336,698	10,320,000	10%
2025	81	426,123	11,064,000	11%
2026	73	302,673	8,725,000	9%
2027	50	304,360	6,688,000	7%
2028	49	262,370	6,266,000	6%
2029	40	234,495	5,789,000	6%
2030	32	134,748	3,332,000	3%
2031	34	195,110	4,617,000	5%
Thereafter	35	620,746	10,491,000	11%
	832	3,965,843	$98,588,000	100%

(1)	Represents lease expirations from November 1, 2021 to October 31, 2022 and month-to-month leases.

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

Holders

At December 31, 2021 (latest date practicable), there were 488 shareholders of record of the Company's Common Stock and 585 shareholders of record of the Class A Common Stock. A substantially greater number of holders of our Common Stock and Class A Common Stock are “street name” or beneficial holders, whose shares of record are held by bank, brokers and other financial institutions.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Following on its initial December 2013 authorization, in June 2017, our Board of Directors re-approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  The Current Repurchase Program was announced on June 9, 2017.  For the three month period ended October 31, 2021, the Company repurchased 8,860 shares of Class A Common stock and 8,860 shares of Common stock under the Current Repurchase Program.

The following table sets forth Class A Common shares repurchased by the Company during the three months ended October 31, 2021:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
August 1, 2021 – August 31, 2021	-	-	-	1,034,821
September 1, 2021 – September 30, 2021	2,030	$19.48	2,030	1,030,761
October 1, 2021 – October 31, 2021	6,830	$19.52	6,830	1,017,101

The following table sets forth Common shares repurchased by the Company during the three months ended October 31, 2021:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
August 1, 2021 – August 31, 2021	-	-	-	1,034,821
1,034,September 1, 2021 – September 30, 2021	2,030	$17.65	2,030	1,030,761
October 1, 2021 – October 31, 2021	6,830	$17.88	6,830	1,017,101

(a)  See paragraph above regarding the Current Repurchase Program.

In addition, from time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

Item 6.  Selected Financial Data. [Reserved]

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

At October 31, 2021, we owned or had equity interests in 79 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.1 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 91.9% of the GLA was leased (90.4% at October 31, 2020).  Of the properties owned by unconsolidated joint ventures, approximately 93.9% of the GLA was leased (91.1% at October 31, 2020).  In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly-traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of October 31, 2021, this self-storage facility had 57,389 square feet of available GLA, which was 93.0% leased.  The rent per available square foot was $27.69.  As discussed later in this Item 7, we have also developed a second self-storage facility located in Stratford, CT with 90,000 square feet of available GLA.  This facility has been operational for approximately 9 months and is 52.3% leased.

We have paid quarterly dividends to our stockholders continuously since our founding in 1969.

Impact of COVID-19

The spread of COVID-19 has had and may continue to have a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the northeast region in which our properties are located, and the broader financial markets. Nearly every industry was impacted directly or indirectly, and the U.S. market came under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, thereby limiting the operations of different categories of our tenants to varying degrees.  Most of these restrictions have been lifted as the COVID-19 situation in the tri-state area has significantly improved since the early days of the pandemic as a result of various factors, including a large portion of the population getting vaccinated, with most businesses now permitted to open at full capacity, but under other limitations intended to control the spread of COVID-19.

During these early days of the pandemic and beyond, we took a number of proactive measures, including:

•
implementing a work-from-home policy during the first few months of the pandemic for the health and safety of our staff, with employees returning to the office at less than 50% capacity in late May 2020 and at close to full capacity as of the summer of 2021;

•
providing assistance to tenants in identifying local, state and federal resources, such as that provided under the Coronavirus Aid, Relief, and Economic Security Act of 2020, as well as providing deferrals, and in some cases, abatements of rent to tenants on a case-by-case basis as discussed in more detail under “Rent Deferrals, Abatements and Lease Restructurings”;

•
launching a program designating dedicated parking spots for curbside pick-up at our shopping centers for use by all tenants and their customers, assisting restaurant tenants in securing municipal approvals for outdoor seating, and otherwise assisting tenants in many other ways to improve their business prospects; and

•
enhancing our liquidity position by borrowing $35 million under our Unsecured Revolving Credit Facility ("Facility") during March and April 2020, which was subsequently repaid, reducing our dividends paid in July 2020 to approximately 25% of pre-pandemic levels, then raising them to approximately 75% of pre-pandemic levels in July 2021 when the Company’s improved financial condition and prospects warranted such an increase, with a further increase in the first quarter of fiscal 2022.

Compared to the early days of the COVID-19 pandemic, we have seen substantial improvement in foot traffic, retail activity and general business conditions for our tenants.  However, such improvements have not been consistent across all tenants.  For a number of our tenants that operate businesses involving high contact interactions with their customers, such as spas and salons, the negative impact of COVID-19 has been more severe and the recovery more difficult.  Dry cleaners have also suffered as a result of many workers continuing to work from home.  Gyms and fitness tenants have experienced varying results, but are beginning to return to pre-pandemic normalcy.

The following information is intended to provide certain information regarding the impact of the COVID-19 pandemic on our portfolio and our tenants.  As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that the following statistical and other information could change going forward, potentially significantly:

•
As of October 31, 2021, all of our 72 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating, with approximately 99.6% of our tenants (based on Annualized Base Rent ("ABR")) open and fully or partially operating and approximately 0.4% of our tenants currently closed.

•
As of October 31, 2021, all of our shopping centers include necessity-based tenants, with approximately 70.4% of our tenants (based on ABR) designated as “essential businesses” during the early stay-at-home period of the pandemic in the tri-state area or otherwise permitted to operate through curbside pick-up and other modified operating procedures in accordance with state guidelines.

•
As of October 31, 2021, approximately 86% of our GLA is located in properties anchored or shadow-anchored by grocery stores, pharmacies or wholesale clubs, 4% of our GLA is located in outdoor retail shopping centers adjacent to regional malls and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 2% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York, three retail bank branches and one childcare center.  All six suburban office buildings are open and all of the retail bank branches are open.

•
As of December 1, 2021, we have received payment of approximately 94.0%, 95.7% and 92.6% of lease income, consisting of contractual base rent (leases in place without consideration of any deferral or abatement agreements), common area maintenance reimbursement and real estate tax reimbursement billed for April 2020 through October 2021, the fourth quarter (August-October) of fiscal 2021 and the month of November 2021, respectively, not including the application of any security deposits.

Rent Deferrals, Abatements and Lease Restructurings

Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the pandemic when stay-at-home orders were in place and many businesses were required to close.  We evaluated each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  In evaluating these requests, we considered many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, our assessment of the tenant’s long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.  Although each negotiation has been specific to that tenant, most concessions have been in the form of deferred rent for some portion of rents due in April through December 2020 or longer, to be paid back over the later part of the lease, preferably within a period of one year or less.  Some of these concessions have been in the form of rent abatements for some portion of tenant rents due in April through December 2020 or longer.

In addition, we have continued to receive a small number of follow-on requests from tenants to whom we had already provided temporary rent relief in the early days of the pandemic.  These tenants are generally ones whose businesses have been slower to recover from the pandemic, as discussed above, due to the high touch nature of their services or the impact of the remote workforce.  These requests, however, have been tapering off, and we received only four new requests during the quarter ended October 31, 2021 from tenants who had not previously requested rent relief.

As of October 31, 2021, since the beginning of the pandemic, we had received 402 rent relief requests from the approximately 832 tenants in our consolidated portfolio. Subsequently, approximately 117 of the 402 tenants withdrew their requests for rent relief or paid their rent in full. Since the onset of COVID-19 through October 31, 2021, we have completed 288 lease modifications, consisting of base rent deferrals totaling $3.9 million or 4.0% of our ABR and rent abatements totaling $4.4 million, or 4.5% of our ABR.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We did not convert any additional tenants to cash basis accounting in the third and fourth quarters of 2021. As of October 31, 2021, 27 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash basis revenue recognition.

In continuing to evaluate the collectability of tenant lease income billings, during the three months ended October 31, 2021, we determined that lease payments for 13 tenants, who had previously been converted to cash-basis accounting as a result of our earlier assessment that their future lease payments were not probable of collection, lease payments were now probable of collection and they were restored to accrual basis accounting.  Our criteria for restoring a cash-basis tenant to accrual accounting required the tenant to demonstrate their ability to make current rental payments over the last 6 months and for that tenant to have no significant receivables as of October 31, 2021.  As a result of the change in assessment for these 13 tenants, we recorded $582,000 in lease income in the three months ended October 31, 2021 as a result of restoring those tenants' straight-line rents.

During the fiscal years ended October 31, 2021 and 2020, we recognized collectability adjustments totaling $4.2 million and $7.3 million, respectively. During the three months ended October 31, 2020, we recognized collectability adjustments totaling $1.2 million. For the three months ended October 31, 2021 we increased net income by $303,000 as a result of collectability adjustments primarily resulting from restoring 13 tenants to accrual-basis accounting in the fourth quarter and recognizing $582,000 in straight-line rent revenue related to those 13 tenants as discussed above.

As of October 31, 2021, the revenue from approximately 5.9% of our tenants (based on total commercial leases) is being recognized on a cash basis.

Each reporting period, management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at October 31, 2021. We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we would be required to take impairment charges and such amounts could be material.  See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding our policies on impairment charges.

Strategy, Challenges and Outlook

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  In addition, we have mortgage debt secured by some of our properties and a $125 million Facility.  We do not have any secured debt maturing until March of 2022.

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

We believe our strategy of focusing on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, has been validated during the COVID-19 pandemic.  We believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants do not supply basic necessities.   During normal conditions, we believe that consumers generally prefer to purchase food and other staple goods and services in person, and even during the COVID-19 pandemic our supermarkets, pharmacies and wholesale clubs have been posting strong in-person sales.  Moreover, most of our grocery stores implemented or expanded curbside pick-up or partnered with delivery services to cater to the needs of their customers during the COVID-19 pandemic.

We recognize, however, that the pandemic may have accelerated a movement towards e-commerce that may be challenging for weaker tenants that lack an omni-channel sales or micro-fulfillment strategy.  We launched a program designating dedicated parking spots for curbside pick-up and are assisting tenants in many other ways to help them quickly adapt to these changing circumstances.  Many tenants have adapted to the new business environment through use of our curbside pick-up program, and early industry data seems to indicate that micro-fulfillment from retailers with physical locations may be a new competitive alternative to e-commerce.  It is too early to know which tenants will or will not be successful in making any changes that may be necessary.  It is also too early to determine whether these changes in consumer behavior are temporary or reflect long-term changes.

Moreover, due to the disruptions that have taken place in the economy and our marketplace as a result of the COVID-19 pandemic and resulting changes to the short-term and possibly even long-term landscape for brick-and-mortar retail, we anticipate that it will be more difficult to actively pursue and achieve certain elements of our growth strategy.  For example, it could be more difficult for us to acquire or sell properties in fiscal 2022 (or possibly beyond), as it may be difficult to correctly value a property given changing circumstances. Additionally, parties may be unwilling to enter into transactions during such uncertainty.  However, as the COVID-19 pandemic eases and the economy improves, some commercial properties are starting to trade in the marketplace.  We may also be less willing to enter into developments or capital improvements that require large amounts of upfront capital if the expected return is perceived as delayed or uncertain.  While we believe we still maintain a conservative capital structure and low debt levels, particularly relative to our peers, our profile may evolve based on changing needs.

While we have seen substantial improvement in general business conditions, the pandemic is still ongoing, with existing and new variants making the situation difficult to predict. We expect that our rent collections could continue to be below our tenants’ contractual rent obligations during this business recovery and potentially beyond. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables, the timing of which is not predictable.

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

Highlights of Fiscal 2021; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In December 2020 (fiscal 2021), we closed on the sale of a 29,000 square foot portion of our property, which was recently converted into a condominium, located in Pompton Lakes, NJ to Lidl, a national grocery store company, for a sale price of $2.8 million.  We had entered into a purchase and sale agreement in January 2020, subject to various conditions.  In accordance with GAAP, that portion of the property met all the criteria to be classified as held for sale in September of fiscal 2020, and accordingly, we recorded a loss on property held for sale of $5.7 million, which loss is included in continuing operations in the consolidated statement of income for the year ended October 31, 2020. The amount of the loss represented the net carrying amount of that portion of the property over the fair value of that portion of the property, less the estimated cost to sell. This loss has been added back to our FFO as discussed below in this Item 7. Lidl operates a grocery store (opened September 2021) on its portion of the property.  The 29,000 square foot portion of the property sold was approximately half of a vacant space that was previously leased and occupied by A&P.  A&P went bankrupt several years ago and the space had remained vacant.  In considering many options for the use of this space, we determined that the best course of action for the company to maximize the value of the space was to sell this portion of the property to a leading grocery store company and to re-develop the balance of the 63,000 square foot space into 4,000 square feet of additional retail and a 50,000 square foot self-storage facility, which will be managed by Extra Space Storage.  The square footage of the self-storage facility reflects the intended vertical expansion of our retained space. We believe that once completed and leased, the self-storage facility will add approximately $7 million in value to the shopping center over and above our development costs.

•
In December 2020, we redeemed 17,995 units of UB High Ridge, LLC from a noncontrolling member.  The total cash price paid for the redemption was $364,000. As a result of the redemption, our ownership percentage of High Ridge increased to 17.0% from 16.3%.

•
In March 2021, we sold one-free standing restaurant retail property located in Hillsdale, NJ, as that property no longer met our investment objectives.  The property was sold for $1.3 million and we recorded a gain on sale of property in the amount of $435,000. This gain has been subtracted from our FFO as discussed below in this Item 7.

•
In March 2021, we refinanced our Facility, increasing the borrowing capacity to $125 million and extending the maturity date to March 29, 2024 with a one-year extension at our option.  Please see note 4 in our financial statements included in Item 8 for more information.

•
In April 2021, we redeemed 178,804 units of UB High Ridge, LLC from a noncontrolling member.  The total cash price paid for the redemption was $4.2 million. As a result of the redemption, our ownership percentage of High Ridge increased to 23.7% from 17.0%.

•
In June 2021, we sold our property located in Newington, NH to an unrelated third party for a sale price of $13.4 million as that property no longer met our investment objectives and recorded a gain on sale in the amount of $11.8 million on our consolidated income statements for the year ended October 31, 2021.  This gain has been subtracted from our FFO as discussed below in this Item 7.

•
In July, September and October 2021, we repurchased 29,154 shares of our Class A Common stock at an average price of $19.15 per share and 29,154 shares of our Common stock at an average price per share of $16.76 as we believed the return on this investment was higher than the return we would get acquiring new grocery-anchored shopping centers in the marketplace at that time.

•
In September 2021, we redeemed 23,829 units of UB High Ridge, LLC from a noncontrolling member.  The total cash price paid for the redemption was $560,000. As a result of the redemption, our ownership percentage of High Ridge increased to 24.6% from 23.7%.

•
In September 2021, we entered into a purchase and sale agreement to sell our property located in Chester, NJ to an unrelated third party for a sale price of $1.96 million as that property no longer met our investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly the Company recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. This loss has been added back to our FFO as discussed below in this Item 7. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  In December 2021, the Chester Property sale was completed and we realized an additional loss on sale of property of $8,000, which loss is included in continuing operations in the consolidated statement of income for the year ended October 31, 2022.

•
In October 2021, we refinanced our existing $16.4 million first mortgage payable secured by our New Providence, NJ property.  The new mortgage has a principal balance of $21 million and requires payments of principal and interest at a fixed interest rate of 3.5%.  The new mortgage matures in November 2031.

•
In November 2021, we redeemed 59,819 units of UB High Ridge, LLC from noncontrolling members.  The total cash price paid for the redemptions was $1.4 million. As a result of the redemption, our ownership percentage of High Ridge increased to 26.9% from 24.6%.

•
In November 2021, we entered into a contract to purchase a 186,400 square foot grocery-anchored shopping center located in our stated geographic marketplace. The purchase price is $34 million. We anticipate that we will close and take title to the property sometime in our first or second quarter of fiscal 2022.  We plan on funding the purchase price with available cash or borrowings on our Facility.

•
In December 2021, we refinanced our existing $6.6 million first mortgage payable secured by our Boonton, NJ property.  The new mortgage has a principal balance of $11 million and requires payments of principal and interest at a fixed interest rate of 3.45%.  The new mortgage matures in November 2031.

Leasing
Overview

With significant progress made in vaccinating the U.S. public and signs of business improvement, we have observed a marked increase in leasing activity, including interest from potential new tenants and tenants interested in renewing their leases. However, some of our tenants are in the early stages of a potential recovery and many of them may still face an uncertain future.  As a result, we may continue to experience higher than typical vacancy rates, take longer to fill vacancies and suffer potentially lower rental rates until the recovery becomes more robust.

For the fiscal year 2021, we signed leases for a total of 742,000 square feet of predominantly retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 142,000 square feet at an average rental decrease of 5.4% on a cash basis, Renewals for 600,000 square feet of currently occupied space were signed at an average rental increase of 1.3% on a cash basis.

Tenant improvements and leasing commissions averaged $29.82 per square foot for new leases for the fiscal year ended October 31, 2021.  There was no significant cost related to our lease renewals for the fiscal year ended 2021.  There is risk that some new tenants may be delayed in taking possession of their space or opening their businesses due to supply chain issues that result in construction delays or labor shortages.  In the event we are responsible for all or a portion of the construction resulting in the delay, some tenants may have the right to terminate their leases.

The rental increases/decreases associated with new and renewal leases generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent paid on the expiring lease and minimum rent to be paid on the new lease in the first year. The change in rental income is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, the age of the expiring lease, capital investment made in the space and the specific lease structure. Tenant improvements include the total dollars committed for the improvement (fit-out) of a space as it relates to a specific lease but may also include base building costs (i.e. expansion, escalators or new entrances) that are required to make the space leasable.  Incentives (if applicable) include amounts paid to tenants as an inducement to sign a lease that does not represent building improvements.

New leases signed in 2021 generally become effective over the following one to two years and have an average term of 6 years.  Renewals also have an average term of 4 years.

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

Valuation of Investment Properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of October 31, 2021, management does not believe that any of our investment properties are impaired based on information available to us at October 31, 2021. In the future, almost any level of impairment would be material to our net income.

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

Allowance for Doubtful Accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, record an allowance for doubtful account for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of October 31, 2021, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $2.7 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview

At October 31, 2021, we had cash and cash equivalents of $24.1 million, compared to $40.8 million at October 31, 2020.  Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  In fiscal 2021, 2020 and 2019, net cash flow provided by operations amounted to $73.7 million, $61.9 million and $72.3 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for fiscal years ended October 31, 2021, 2020 and 2019 totaled $29.0 million, $30.0 million and $42.6 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve-month period, primarily by generating net cash from the operation of our properties.   As a result of the COVID-19 pandemic, we have made a number of concessions in the form of deferred rents and rent abatements, as more extensively discussed under the “Impact of Covid-19” and the “Rent Deferrals, Abatements and Lease Restructurings” sections earlier in this Item 7.  To the extent rent deferral arrangements remain collectible, it will reduce operating cash flow in the near term but most likely increase operating cash flow in future periods.  As of October 31, 2021, we have collected 93% of all deferred rents billed by October 31, 2021.

During the first two quarters of fiscal 2021, the Board of Directors declared and the Company paid quarterly dividends that were reduced from pre-pandemic levels, as more extensively discussed under the “Impact of COVID-19” section earlier in this Item 7.  Subsequent to the end of the second quarter, the Board of Directors increased our Common and Class A Common stock dividends when compared to the reduced dividends that have been paid during the pandemic.  In December 2021, the Board of Directors further increased the annualized dividend by $0.03 per Common and Class A Common share beginning with our January 2022 dividend, which will be paid on January 14, 2022.  Future determinations regarding quarterly dividends will impact the Company's short-term liquidity requirements.

In June 2021, we sold our last non-core shopping center located in Newington, NH for a sale price of $13.4 million.

In November 2021, we entered into a contract to purchase a 186,400 square foot grocery-anchored shopping center located in our stated geographic marketplace. The purchase price is $34 million. We anticipate that we will close and take title to the property sometime in our first or second quarter of fiscal 2022.  We plan on funding the purchase price with available cash or borrowings on our Facility.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the fiscal year ended October 31, 2021, we paid approximately $15.5 million for property improvements, tenant improvements and leasing commission costs ($6.3 million representing property improvements, $5.2 million in property improvements related to our Stratford project (see paragraph below) and approximately $4.0 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $6.5 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during fiscal 2022.  This amount is inclusive of commitments for the Stratford, CT development discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.  The above amounts do not include a potential new self-storage development at our Pompton Lakes, NJ property.  The cost for this development is still in the planning stages but the anticipated cost is estimated to be $7 million, which will be funded with available cash or borrowings on our Facility.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We built one pad-site building that is leased to two retail chains and will be building another pad-site building once the owner of a billboard receives approvals to build a cell tower on an alternate site on our adjacent shopping center property.  These two pad sites total approximately 5,200 square feet.  In addition, at this property we built a recently opened self-storage facility with approximately 90,000 square feet of GLA, which is managed for us by a national self-storage company. The total project cost of the completed pad site and the completed self-storage facility was approximately $18.8 million (excluding land cost).  The storage building is approximately 52.3% leased as of October 31, 2021. We plan on funding the development cost for the second pad site with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.

Financing Strategy

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $296.4 million primarily consist of $1.7 million in variable rate debt with an interest rate of 4.18%  as of October 31, 2021 and $294.7 million in fixed-rate mortgage loan with a weighted average interest rate of 4.0% at October 31, 2021.  The mortgages are secured by 24 properties with a net book value of $509 million and have fixed rates of interest ranging from 3.5% to 4.9%.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At October 31, 2021, we had 49 properties in the consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have eight promissory notes secured by properties we consolidate and three promissory notes secured by properties in joint ventures that we do not consolidate.  The interest rate on these 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) plus some amount of credit spread.  In addition, on the day these notes were executed by us, we entered into derivative interest rate swap contracts, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR, to a fixed rate of interest for the life of each note. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  At some point, all contracts, including our 11 promissory notes and 11 swap contracts that use LIBOR, will no longer have the reference rate available and the reference rate will need to be replaced.  We have good working relationships with all of our lenders to our notes, who are also the counterparties to our swap contracts.  All indications we have received from our lenders and counterparties is that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were to happen, we believe there would be no material effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our promissory notes or swap contracts will stop being published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties on how they plan on dealing with this replacement rate event, we cannot be certain of the impact on the Company.  See Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 30.0% and a fixed charge coverage ratio of over 3.5 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary. At October 31, 2021, we had borrowing capacity of $124 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.

Unsecured Revolving Credit Facility and Other Property Financings

Until it was terminated on March 30, 2021, we had a $100 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The credit facility gave us the option, under certain conditions, to increase the Facility's borrowing capacity up to $150 million (subject to lender approval).  The maturity date of the credit facility was August 23, 2021.

On March 30, 2021, we refinanced our existing credit facility with the same syndicate of three banks led by The Bank of New York Mellon, as administrative agent, increasing the capacity to $125 million from $100 million, with the ability under certain conditions to additionally increase the capacity to $175 million (subject to lender approval).  The maturity date of the new Facility is March 29, 2024 with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of Eurodollar rate plus 1.45% to 2.20% or The Bank of New York's Prime Lending Rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the level of secured and unsecured indebtedness we can incur, including preferred stock and additionally requires us to maintain certain debt coverage ratios. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR. The Company was in compliance with such covenants at October 31, 2021.

The Facility contains representations and financial and other affirmative and negative covenants usual and customary for this type of agreement.  So long as any amounts remain outstanding or unpaid under the Facility, we must satisfy certain financial covenants:

•	unsecured indebtedness may not exceed $400 million;
•	secured indebtedness may not exceed 40% of gross asset value, as determined under the Facility;
•	total secured and unsecured indebtedness, excluding preferred stock, may not be more than 60% of gross asset value;
•	total secured and unsecured indebtedness, plus preferred stock, may not be more than 70% of gross asset value;
•	unsecured indebtedness may not exceed 60% of the eligible real asset value of unencumbered properties in the unencumbered asset pool as defined under the Facility;
•	earnings before interest, taxes, depreciation and amortization must be at least 175% of fixed charges, which exclude preferred stock dividends;
•	the net operating income from unencumbered properties must be 200% of unsecured interest expenses;
•
not more than 25% of the gross asset value and unencumbered asset pool may be attributable to the Company's pro rata share of the value of unencumbered properties owned by non-wholly owned subsidiaries or unconsolidated joint ventures; and

•	the number of un-mortgaged properties in the unencumbered asset pool must be at least 10 and at least 10 properties must be owned by the Company or a wholly owned subsidiary.

For purposes of these covenants, eligible real estate value is calculated as the sum of the Company's properties annualized net operating income for the prior four fiscal quarters capitalized at 6.75% and the purchase price of any eligible real estate asset acquired during the prior four fiscal quarters.  Gross asset value is calculated as the sum of eligible real estate value, the Company's pro rata share of eligible real estate value of eligible joint venture assets, cash and cash equivalents, marketable securities, the book value of the Company's construction projects and the Company's pro rata share of the book value of construction projects owned by unconsolidated joint ventures, and eligible mortgages and trade receivables, as defined in the agreement.

During the year ended October 31, 2021, we repaid $35 million on our Facility with available cash and proceeds from secured mortgage financings.

See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a further description of mortgage financing transactions in fiscal 2021 and 2020.

Contractual Obligations

Our contractual payment obligations as of October 31, 2021 were as follows (amounts in thousands):

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgage notes payable and other loans	$296,449	$39,889	$6,628	$25,419	$86,472	$11,913	$126,128
Interest on mortgage notes payable	61,283	12,243	11,017	10,675	7,241	5,918	14,189
Capital improvements to properties*	6,536	6,536	-	-	-	-	-
Property Acquisitions	33,500	33,500	-	-	-	-	-
Total Contractual Obligations	$397,768	$92,168	$17,645	$36,094	$93,713	$17,831	$140,317

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

Unconsolidated Joint Venture Debt

We have six investments in real property through unconsolidated joint ventures:

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

		Principal Balance
Joint Venture Description	Location	Original Balance	At October 31, 2021	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$24,600	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,000	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,100	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,800	3.38%	Aug-2026

Net Cash Flows from Operating Activities

Variance from fiscal 2020 to 2021:

The net increase in operating cash flows when compared with the corresponding prior period was primarily related to an increase of lease income related to the collection of rents that were deferred in fiscal 2020 and the collection of lease income from tenants that we account for on a cash basis in accordance with ASC Topic 842.

Variance from fiscal 2019 to 2020:

The decrease in operating cash flows when compared with the corresponding prior period was primarily related to an increase in our tenant accounts receivable, or a reduction of lease income related to the impact of the COVID-19 pandemic and increase in other assets offset by an increase in accounts payable and accrued expenses.

Net Cash Flows from Investing Activities

Variance from 2020 to 2021:

The decrease in net cash flows used in investing activities for the fiscal year ended October 31, 2021 when compared to the corresponding prior period was the result of selling two properties in fiscal 2021, which generated $13.0 million more in cash flow in fiscal 2021 versus fiscal 2020 and expending $6.9 million less on property improvements in fiscal 2021 when compared with the corresponding prior period.

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

Net Cash Flows from Financing Activities

Cash generated:

Fiscal 2021: (Total $39.4 million)
•	Proceeds from mortgage financings in the amount of $39.2 million.

Fiscal 2020: (Total $35.2 million)
•	Proceeds from revolving credit line borrowings in the amount of $35.0 million.

Fiscal 2019: (Total $178.9 million)
•	Proceeds from revolving credit line borrowings in the amount of $25.5 million.
•	Proceeds from mortgage financing of $47 million.
•	Proceeds from the issuance of a new series of preferred stock totaling $106.2 million.

Cash used:

Fiscal 2021: (Total $129.3 million)
•	Dividends to shareholders in the amount of $42.7 million.
•	Repayment of mortgage notes payable $34.6 million.
•	Amortization of mortgage notes payable $6.9 million.
•	Repayments of revolving credit line borrowings $35.0 million.
•	Acquisitions of noncontrolling interests of $5.1 million.
•	Distributions to noncontrolling interests of $3.6 million.
•	Repurchase of Common and Class A Common stock in the amount of $1.0 million.

Fiscal 2020: (Total $131.5 million)
•	Dividends to shareholders in the amount of $44.2 million.
•	Repayment of mortgage notes payable in the amount of $7.1 million.
•	Acquisitions of noncontrolling interests in the amount of $3.9 million.
•	Redemption of preferred stock series in the amount of $75.0 million.

Fiscal 2019: (Total $152.7 million)
•	Dividends to shareholders in the amount of $55.4 million.
•	Repayment of mortgage notes payable in the amount of $33.4 million.
•	Repayment of revolving credit line borrowings in the amount of $54.1 million.
•	Additional acquisitions and distributions to noncontrolling interests of $9.5 million.

Results of Operations

Fiscal 2021 vs. Fiscal 2020

The following information summarizes our results of operations for the years ended October 31, 2021 and 2020 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2021	2020	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 1)
Base rents	$99,488	$99,387	$101	0.1%	$(113)	$214
Recoveries from tenants	35,090	28,889	6,201	21.5%	(105)	6,306
Less uncollectable amounts in lease income	1,529	3,916	(2,387)	(61.0)%	-	(2,387)
Less ASC Topic 842 cash basis lease income reversal	2,685	3,419	(734)	(21.5)%	(158)	(576)
Total lease income	130,364	120,941

Lease termination	967	705	262	37.2%	-	262
Other income	4,250	5,099	(849)	(16.7)%	(10)	(839)

Operating Expenses
Property operating	22,938	19,542	3,396	17.4%	220	3,176
Property taxes	23,674	23,464	210	0.9%	52	158
Depreciation and amortization	29,032	29,187	(155)	(0.5)%	73	(228)
General and administrative	8,985	10,643	(1,658)	(15.6)%	n/a	n/a

Non-Operating Income/Expense
Interest expense	13,087	13,508	(421)	(3.1)%	-	(421)
Interest, dividends, and other investment income	231	398	(167)	(42.0)%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2021 and 2020 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 0.1% to $99.5 million for the fiscal year ended October 31, 2021 as compared with $99.4 million in the comparable period of 2020.  The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:
In fiscal 2020, we sold two properties totaling 18,100 square feet.  In fiscal 2021 we sold two properties totaling 105,800 square feet. These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the fiscal year ended October 31, 2021 when compared with fiscal 2020.

Properties Held in Both Periods:

Revenues

Base Rent
In the fiscal year ended October 31, 2021, base rent for properties held in both periods increased by $214,000 when compared with the corresponding prior periods as a result of additional leasing in the portfolio in fiscal 2021 when compared to the corresponding prior period.

In fiscal 2021, we leased or renewed approximately 742,000 square feet (or approximately 16.8% of total consolidated GLA).  At October 31, 2021, the Company’s consolidated properties were 91.9% leased (90.4% leased at October 31, 2020).

Tenant Recoveries
In the fiscal year ended October 31, 2021, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) increased by a net $6.3 million when compared with the corresponding prior period.

The increase in tenant recoveries was the result of having higher common area maintenance expenses in the fiscal year ended October 31, 2021 when compared with the corresponding prior period related to snow removal, landscaping and parking lot repairs.  In addition, we completed the 2020 annual reconciliations for both common area maintenance and real estate taxes in the first half of fiscal 2021 and those reconciliations resulted in us billing our tenants more than we had anticipated and accrued for in the prior period, which increased tenant reimbursement income in fiscal 2021.  In addition, the percentage of common area maintenance and real estate tax costs that we recover from our tenants generally increased in fiscal 2021 when compared with fiscal 2020 as the effects of the pandemic on our tenants businesses is lessening.

Uncollectable Amounts in Lease Income
In the fiscal year ended October 31, 2021, uncollectable amounts in lease income decreased by $2.4 million when compared with the prior year.  In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the fiscal year ended 2021, many of our tenants saw early signs of business improvement as regulatory restrictions were relaxed and individuals began returning to pre-pandemic activities following significant progress made in vaccinating the U.S. public. As a result, the uncollectable amounts in lease income have been declining.

ASC Topic 842 Cash Basis Lease Income Reversals
The Company adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, amongst other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and in addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All of these tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of October 31, 2021, 27 of the 89 tenants are no longer tenants in the Company's properties. During the three months ended October 31, 2021, we restored 13 of the 89 tenants to accrual-basis accounting as those tenants have now demonstrated their ability to service the payments due under their leases and have no arrears balances.  As of October 31, 2021, 49 tenants continue to be accounted for on a cash-basis, or 5.9% of our approximate 832 tenants. As a result of this assessment, we reversed $576,000 more in billed but uncollected rent and straight-line rent for cash basis tenants in the fiscal year ended October 31, 2020 than we did in fiscal 2021.

Expenses

Property Operating
In the fiscal year ended October 31, 2021, property operating expenses increased by $3.2 million when compared to the prior period as a result of having higher common area maintenance expenses related to snow removal, landscaping and parking lot repairs.

Property Taxes
In the fiscal year ended October 31, 2021, property tax expense was relatively unchanged when compared with the corresponding prior period.

Interest
In the fiscal year ended October 31, 2021, interest expense decreased by $421,000 when compared with the corresponding prior period, predominantly related to the refinancing of a mortgage secured by our New Providence, NJ property in fiscal 2021 and by repaying all outstanding amounts on our Facility in fiscal 2021.

Depreciation and Amortization
In the fiscal year ended October 31, 2021, depreciation and amortization was relatively unchanged when compared with the corresponding prior period.

General and Administrative Expenses
In the fiscal year ended October 31, 2021, general and administrative expenses decreased by $1.7 million when compared with the corresponding prior period, predominantly related to a decrease in compensation and benefits expense. The decrease was the result of accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.

Fiscal 2020 vs. Fiscal 2019

The following information summarizes our results of operations for the years ended October 31, 2020 and 2019 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2020	2019	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 2)
Base rents	$99,387	$100,459	$(1,072)	(1.1)%	$(351)	$(721)
Recoveries from tenants	28,889	32,784	(3,895)	(11.9)%	(9)	(3,886)
Less uncollectable amounts in lease income	3,916	956	2,960	309.6%	-	2,960
Less ASC Topic 842 cash basis lease income reversal	3,419	-	3,419	100.0%	9	3,410
Total lease income	120,941	132,287

Lease termination	705	221	484	219.0%	-	484
Other income	5,099	4,374	725	16.6%	(241)	966

Operating Expenses
Property operating	19,542	22,151	(2,609)	(11.8)%	(264)	(2,345)
Property taxes	23,464	23,363	101	0.4%	(74)	175
Depreciation and amortization	29,187	27,930	1,257	4.5%	(99)	1,356
General and administrative	10,643	9,405	1,238	13.2%	n/a	n/a

Non-Operating Income/Expense
Interest expense	13,508	14,102	(594)	(4.2)%	303	(897)
Interest, dividends, and other investment income	398	403	(5)	(1.2)%	n/a	n/a

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

ASC Topic 842 Cash Basis Lease Income Reversals
The Company adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, amongst other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant and in addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of analyzing our entire tenant base, we determined that as a result of the COVID-19 pandemic 64 tenants' future lease payments were no longer probable of collection (7.1% of our approximate 900 tenants), and as a result of this assessment in fiscal 2020, we reversed $2.3 million of previously billed lease income that was uncollected, which represented 2.4% of our ABR.  In addition, as a result of this assessment, we reversed $1.1 million of accrued straight-line rent receivables related to these 64 tenants, which equated to an additional 1.1% of our ABR. These reductions are a direct reduction of lease income in fiscal 2020.

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

Depreciation and Amortization
In the fiscal year ended October 31, 2020, depreciation and amortization increased by $1.4 million when compared with the prior period, primarily as a result of a write off of tenant improvements related to tenants that vacated our Danbury, CT, Newington, NH, Derby, CT and Stamford, CT properties in fiscal 2020 and increased depreciation for tenant improvements for large re-tenanting projects at our Orange, CT and Wayne, NJ properties.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2021, 2020 and 2019 (amounts in thousands):

	Year Ended October 31,
	2021	2020	2019

Net Income Applicable to Common and Class A Common Stockholders	$33,633	$8,533	$22,128

Real property depreciation	22,936	22,662	22,668
Amortization of tenant improvements and allowances	4,429	4,694	3,521
Amortization of deferred leasing costs	1,599	1,737	1,652
Depreciation and amortization on unconsolidated joint ventures	1,518	1,499	1,505
(Gain)/loss on sale of properties	(11,864)	6,047	19
Loss on sale of property of unconsolidated joint venture	-	-	462

Funds from Operations Applicable to Common and Class A Common Stockholders	$52,251	$45,172	$51,955

FFO amounted to $52.3 million in fiscal 2021 compared to $45.2 million in fiscal 2020 and $52.0 million in fiscal 2019.

The net increase in FFO in fiscal 2021 when compared with fiscal 2020 was predominantly attributable, among other things, to:

Increases:
•
An increase in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in fiscal 2021 and a general increase in the rate at which we recover costs from our tenants as a result of the reduced impact of the COVID-19 pandemic on our tenants businesses, which resulted in a positive variance in fiscal 2021 when compared to the same period of fiscal 2020.

•
A $262,000 increase in lease termination income in fiscal 2021 when compared with the corresponding prior period as a result of one tenant that occupied multiple spaces in our portfolio ceasing operations and buying out the remaining terms of its leases.

•
A net decrease in general and administrative expenses of $1.7 million, predominantly related to a decrease in compensation and benefits expense in fiscal 2021 when compared to the corresponding prior period.  The decrease was the result of accelerated vesting of restricted stock grant value upon the death of our former Chairman Emeritus in the second quarter of fiscal 2020.

•
A decrease in uncollectable amounts in lease income of $2.4 million.  In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the onset of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states where they operate and were forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due.  Our assessment was that any billed but unpaid rents for such tenants would likely be uncollectable. During the fiscal year ended October 31, 2021, many of our tenants saw early signs of business improvement as regulatory restrictions were relaxed and individuals began returning to pre-pandemic activities following significant progress made in vaccinating the U.S. public. As a result, the uncollectable amounts in lease income have been declining. We have even recovered receivables that were previously reserved for.

•
A decrease in the reversal of lease income as a result of the application of ASC Topic 842 "Leases" in fiscal 2021 when compared with fiscal 2020.  ASC Topic 842 requires amongst other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and in addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All of these tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of October 31, 2021, 27 of the 89 tenants are no longer tenants in the Company's properties. During the three months ended October 31, 2021, we restored 13 of the 89 tenants to accrual-basis accounting as those tenants have now demonstrated their ability to service the payments due under their leases and have no significant arrears balances.  As of October 31, 2021, 49 tenants continue to be accounted for on a cash-basis, or 5.9% of our approximate 832 tenants. As a result of this assessment, we reversed $734,000 more in billed but uncollected rent and straight-line rent for cash basis tenants in the fiscal year ended October 31, 2020 than we did in fiscal 2021.  In addition, as the effect of the pandemic has lessened, even tenants accounted for on a cash-basis have paid more of their rents in fiscal 2021 than they did in fiscal 2020 and that created a positive variance in FFO in fiscal 2021 when compared with fiscal 2020.

•
A decrease of $242,000 in net income to noncontrolling interests.  This decrease was caused by our redemption of noncontrolling units in fiscal 2020 and fiscal 2021.  In addition, distributions decreased to noncontrolling unit owners whose distributions per unit were based on the dividend rate of our Class A Common stock, which was significantly reduced in the first half of fiscal 2021 when compared to the corresponding prior period.

Decreases:
•
A decrease in gain on marketable securities as we had invested excess cash in marketable securities and sold them in fiscal 2020 realizing a gain of $258,000 in fiscal 2020.  We did not have similar gains in fiscal 2021, which creates a negative variance in fiscal 2021 when compared with fiscal 2020.

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

Same Property Net Operating Income
We present Same Property Net Operating Income ("Same Property NOI"), which is a non-GAAP financial measure. Same Property NOI excludes from Net Operating Income (“NOI”) properties that have not been owned for the full periods presented. The most directly comparable GAAP financial measure to NOI is operating income.  To  calculate NOI, operating income is adjusted to add back depreciation and amortization, general and administrative expense, interest expense, amortization of above and below-market lease intangibles and to exclude straight-line rent adjustments, interest, dividends and other investment income, equity in net income of unconsolidated joint ventures, and gain/loss on sale of operating properties.

We use Same Property NOI internally as a performance measure and believe Same Property NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses Same Property NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe Same Property NOI is useful to investors as a performance measure because, when compared across periods, Same Property NOI reflects the impact on operations from trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations. Same Property NOI excludes certain components from net income attributable to Urstadt Biddle Properties Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Same Property NOI presented by us may not be comparable to Same Property NOI reported by other REITs that define Same Property NOI differently.

	Twelve Months Ended October 31,			Three Months Ended October 31,
	2021	2020	% Change	2021	2020	% Change
Same Property Operating Results:

Number of Properties (Note 1)	74			74

Revenue (Note 2)
Base Rent (Note 3)	$99,136	$93,564	6.0%	$24,509	$22,891	7.1%
Uncollectable amounts in lease income	(1,528)	(3,802)	(59.8)%	(148)	(342)	(56.7)%
ASC Topic 842 cash-basis lease income reversal-same property	(2,011)	(2,306)	(12.8)%	(129)	(530)	(75.7)%
Recoveries from tenants	34,788	28,503	22.1%	8,046	7,646	5.2%
Other property income	402	879	(54.3)%	98	92	6.5%
	130,787	116,838	11.9%	32,376	29,757	8.8%

Expenses
Property operating	14,084	11,248	25.2%	3,107	2,639	17.7%
Property taxes	23,522	23,343	0.8%	5,936	5,822	2.0%
Other non-recoverable operating expenses	2,037	1,758	15.9%	573	443	29.3%
	39,643	36,349	9.1%	9,616	8,904	8.0%

Same Property Net Operating Income	$91,144	$80,489	13.2%	$22,760	$20,853	9.1%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Other reconciling items:
Other non same-property net operating income	884	1,284		80	196
Other Interest income	471	428		122	92
Other Dividend Income	-	182		-	-
Consolidated lease termination income	967	705		166	245
Consolidated amortization of above and below market leases	632	706		177	183
Consolidated straight line rent income	(2,396)	2,678		306	898
Equity in net income of unconsolidated joint ventures	1,323	1,433		298	273
Taxable REIT subsidiary income/(loss)	303	920		(116)	201
Solar income/(loss)	(163)	(72)		(4)	19
Storage income/(loss)	1,236	979		431	265
Unrealized holding gains arising during the periods	-	-		-	-
Gain on sale of marketable securities	-	258		-	-
Interest expense	(13,087)	(13,508)		(3,025)	(3,385)
General and administrative expenses	(8,985)	(10,643)		(2,109)	(2,148)
Uncollectable amounts in lease income	(1,529)	(3,916)		(149)	(426)
Uncollectable amounts in lease income - same property	1,529	3,802		149	342
ASC Topic 842 cash-basis lease income reversal	(2,011)	(2,327)		(129)	(551)
ASC Topic 842 cash-basis lease income reversal-same property	2,011	2,306		129	530
Directors fees and expenses	(355)	(373)		(78)	(86)
Depreciation and amortization	(29,032)	(29,187)		(7,259)	(7,600)
Adjustment for intercompany expenses and other	(3,878)	(4,027)		(908)	(796)

Total other -net	(52,080)	(48,372)		(11,919)	(11,748)
Income from continuing operations	39,064	32,117	21.6%	10,841	9,105	19.1%
Gain (loss) on sale of real estate	11,864	(6,047)		(350)	(5,719)
Net income	50,928	26,070	95.4%	10,491	3,386	209.8%
Net income attributable to noncontrolling interests	(3,645)	(3,887)		(921)	(886)
Net income attributable to Urstadt Biddle Properties Inc.	$47,283	$22,183	113.1%	$9,570	$2,500	282.8%

Same Property Operating Expense Ratio (Note 4)	92.5%	82.4%	10.1%	89.0%	90.4%	(1.4)%

Note 1 - Includes only properties owned for the entire period of both periods presented.

Note 2 - Excludes straight line rent, above/below market lease rent, lease termination income.

Note 3 - Base rents for the three and twelve month periods ended October 31, 2021 are reduced by approximately $27,000 and $552,000, respectively, in rents that were deferred and approximately $309,000 and $3.0 million, in rents that were abated because of COVID-19. Base rents for the three and twelve month periods ended October 31, 2021, are increased by approximately $346,000 and $3.2 million, respectively, in COVID-19 deferred rents that were billed and collected in those periods.

Base rents for the three and twelve month periods ended October 31, 2020 are reduced by approximately $854,000 and $3.4 million, respectively, in rents that were deferred and approximately $934,000 and $1.4 million, in rents that were abated because of COVID-19.

Note 4 -Represents the percentage of property operating expense and real estate tax.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of October 31, 2021, we had total mortgage debt and other notes payable of $296.4 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

Our fixed-rate debt presents inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of October 31, 2021, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT, and Dumont, NJ.  The Ossining swap expires in August 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in July 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in April 2029 and the Dumont, NJ swap expires in August 2028, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

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

At October 31, 2021, we had no outstanding borrowings on our Facility, which bears interest at LIBOR plus 1.45%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

The following table sets forth the Company’s long-term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2021 (amounts in thousands, except weighted average interest rate):

	For the Fiscal Year Ended October 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Estimated Fair Value
Mortgage notes payable and other loans	$39,890	$6,628	$25,419	$86,472	$11,913	$126,127	$296,449	$299,671

Weighted average interest rate for debt maturing	4.63%	n/a	4.14%	3.95%	3.48%	3.96%	4.03%

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2021 and 2020.

Item 9A.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2021, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2021.  The Company's independent registered public accounting firm, PKF O'Connor Davies, LLP has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

Opinion on Internal Control over Financial Reporting

We have audited Urstadt Biddle Properties Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2021, and our report dated January 12, 2022, expressed an unqualified opinion thereon.

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

/s/ PKF O'Connor Davies, LLP

New York, New York
January 12, 2022

Item 9B.  Other Information.
Amended and Restated Change in Control Agreements
On January 12, 2022, the Company entered into an Amended and Restated Change in Control Agreement (each an “Agreement”) with each of Willing L. Biddle, Charles D. Urstadt, John T. Hayes, Stephan A. Rapaglia and Miyun Sung (each an “NEO”), that amends and restates an existing change in control agreement with such NEO.  Under their respective Agreements, each of the NEOs would be entitled to certain termination benefits in the event that his or her employment is terminated by the NEO for “Good Reason” or by the Company without “Cause,” in each case within six months prior to, on the date of or within 18 months following a “Change in Control” (as each such term is defined in the Agreements).  Each of the Agreements has an indefinite term.
In the event an NEO becomes eligible for termination benefits as provided above, such benefits would include a lump sum cash payment (the “Severance Payment”) equal to two and one-half times the sum of (i) the NEO’s annual base salary in effect immediately prior to the date of the NEO’s termination of employment or, if greater, in effect immediately prior to the Change in Control, (ii) the annual cash bonus paid by the Company to the NEO in respect of the calendar year ending immediately prior to the date of the NEO’s termination of employment, and (iii) the grant date value of the most recent annual equity award granted by the Company to the NEO prior to the date of the NEO’s termination of employment.  The Company also would be obligated to maintain, for a period of 12 months after the date of the NEO’s termination of employment or, if earlier, until the NEO becomes eligible to receive coverage under another employer’s group health plan (the “Benefits Period”), and at the same level and for the benefit of the NEO’s family, where applicable, all life insurance, disability, medical and other benefit programs or arrangements in which the NEO is participating or to which the NEO is entitled at the date of the Change in Control (or, if the NEO’s termination of employment occurs prior to the date of the Change in Control, at the date of termination of employment).  In lieu of making contributions to the Company’s Profit Sharing and Savings Plan during the Benefits Period, the Company would be obligated to make a lump sum cash payment to the NEO in an amount equal to the Company contributions to which the NEO otherwise would be entitled during the Benefits Period under such plan.  The NEO’s unvested equity awards that are subject solely to time-based vesting conditions would become fully vested and nonforfeitable as of the date of the NEO’s termination of employment (or, if the NEO’s termination of employment occurs prior to the date of the Change in Control, as of the date of the Change in Control).
Each NEO’s receipt of the termination benefits described in the preceding paragraph are subject to the NEO’s execution and non-revocation of a release of claims in favor of the Company and compliance with the restrictive covenants set forth in the NEO’s Agreement.  Each of the Agreements contains restrictive covenants relating to the non-disclosure of confidential information, non-competition, non-solicitation of employees and customers, and mutual non-disparagement.  The non-competition and non-solicitation covenants run until the later of (i) 24 months following the date of a Change in Control that occurs during the NEO’s employment with the Company or (ii) 12 months following the NEO’s termination of employment.
Indemnification Agreements
On January 12, 2022, the Company also entered into an Indemnification Agreement (each an “Indemnification Agreement”) with each NEO that obligates the Company to indemnify each NEO to the maximum extent permitted by Maryland law. The Indemnification Agreements provide that if the NEO is a party or is threatened to be made a party to any proceeding by reason of the NEO’s status as an officer, the Company must indemnify the NEO for all reasonable expenses and liabilities actually incurred by the NEO, or on the NEO’s behalf, unless it has been established that:
•	the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty;
•	the NEO actually received an improper personal benefit in money, property or services; or
•	with respect to any criminal action or proceeding, the NEO had reasonable cause to believe that the NEO’s conduct was unlawful;

provided, however, that the Company (i) has no obligation to indemnify an NEO for a proceeding by or in the right of the Company, for reasonable expenses and liabilities actually incurred by the NEO, or on the NEO’s behalf, if it has been adjudged that the NEO is liable to the Company with respect to such proceeding and (ii) has no obligation to indemnify or advance expenses to the NEO for a proceeding brought by the NEO against the Company, except for a proceeding brought to enforce indemnification under Section 2-418 of the Maryland General Corporation Law (“MGCL”) or as otherwise provided by the Company’s charter or bylaws, a resolution of the Company’s stockholders or Board of Directors or an agreement approved by the Board of Directors. Under the MGCL, a Maryland corporation may not indemnify a director in a suit by or in the right of the corporation in which the director was adjudged liable on the basis that a personal benefit was improperly received.
             Upon an NEO’s application to a court of appropriate jurisdiction, the court may order indemnification if:
•
the court determines that the NEO is entitled to indemnification under Section 2-418(d)(1) of the MGCL, in which case the NEO will be entitled to recover from the Company the expenses securing such indemnification; or

•
the court determines that the NEO is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the NEO has met the standards of conduct set forth in Section 2-418(b) of the MGCL or has been adjudged liable for receipt of an improper personal benefit under Section 2-418(c) of the MGCL.

Notwithstanding and without limiting any other provisions of the Indemnification Agreement, if the NEO is a party or is threatened to be made a party to any proceeding by reason of the NEO’s status as an officer, and the NEO is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such proceeding, the Company must indemnify the NEO for all expenses actually and reasonably incurred by the NEO, or on the NEO’s behalf, in connection with each successfully resolved claim, issue or matter, including any claim, issue or matter in such a proceeding that is terminated by dismissal, with or without prejudice.
 The Company is required to pay all indemnifiable expenses in advance of the final disposition of any proceeding if the NEO furnishes the Company with a written affirmation of the NEO’s good faith belief that the standard of conduct necessary for indemnification by the Company has been met and a written undertaking to reimburse the Company if a court of competent jurisdiction determines that the NEO is not entitled to indemnification.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2022 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions “Election of Directors”, “Information Concerning Continuing Directors and Executive Officers”, “Certain Relationships and Related Party Transactions”, “Corporate Governance and Board Matters”, “Delinquent Section 16(a) Reports” and other information included in the Proxy Statement and is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2022 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, and as part of the executive compensation and director related compensation tables and other information included in the Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2022 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions, “Equity Compensation Plans”, “Security Ownership of Certain Beneficial Owners and Management” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2022 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Corporate Governance and Board Matters—Board Independence”, “Certain Relationships and Related Party Transactions” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 17, 2022 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption “Fees Billed by Independent Registered Public Accounting Firm” of such Proxy Statement and is incorporated herein by reference.

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

B.	Exhibits

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

10.7
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 15, 2008 (SEC File No. 001-12803)).#

10.8
Change in Control Agreement dated December 16, 2008 between the Company and John T. Hayes (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 17, 2008 (SEC File No. 001-12803)).#

10.9
Change in Control Agreement dated March 27, 2014 between the Company and Stephan A. Rapaglia (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on March 31, 2014 (SEC File No. 001-12803)). #

10.10
Change in Control Agreement, dated June 7, 2016, between the Company and Miyun Sung (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on January 11, 2019 (SEC File No. 001-12803).#

10.11
Change in Control Agreement, dated January 9, 2020, between the Company and Charles D. Urstadt (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K filed on January 10, 2020 (SEC File No. 001-12803).#

10.12
Form of Amended and Restated Change of Control Agreements dated as of December 19, 2007 between the Company and Charles J. Urstadt and Willing L. Biddle (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 26, 2007 (SEC File No. 001-12803)).#

10.13
Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A. and Bank of Montreal as Co-Syndication Agents and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 1, 2021 (SEC File No. 001-12803)).

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

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2021	October 31, 2020
ASSETS
Real Estate Investments:
Real Estate – at cost	$1,148,382	$1,149,182
Less: Accumulated depreciation	(278,605)	(261,325)
	869,777	887,857
Investments in and advances to unconsolidated joint ventures	29,027	28,679
	898,804	916,536

Cash and cash equivalents	24,057	40,795
Tenant receivables	23,806	25,954
Prepaid expenses and other assets	19,175	18,263
Deferred charges, net of accumulated amortization	8,010	8,631
Total Assets	$973,852	$1,010,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$-	$35,000
Mortgage notes payable and other loans	296,449	299,434
Accounts payable and accrued expenses	11,443	18,033
Deferred compensation – officers	62	20
Other liabilities	22,599	24,550
Total Liabilities	330,553	377,037

Redeemable Noncontrolling Interests	67,395	62,071

Commitments and Contingencies

Stockholders' Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share) 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,153,689 and 10,073,652 shares issued and outstanding	103	102
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 30,073,807 and 29,996,305 shares issued and outstanding	301	300
Additional paid in capital	528,713	526,027
Cumulative distributions in excess of net income	(170,493)	(164,651)
Accumulated other comprehensive income (loss)	(7,720)	(15,707)
Total Stockholders' Equity	575,904	571,071
Total Liabilities and Stockholders' Equity	$973,852	$1,010,179
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2021	2020	2019
Revenues
Lease income	$130,364	$120,941	$132,287
Lease termination	967	705	221
Other	4,250	5,099	4,374
Total Revenues	135,581	126,745	136,882

Expenses
Property operating	22,938	19,542	22,151
Property taxes	23,674	23,464	23,363
Depreciation and amortization	29,032	29,187	27,930
General and administrative	8,985	10,643	9,405
Directors' fees and expenses	355	373	346
Total Operating Expenses	84,984	83,209	83,195

Operating Income	50,597	43,536	53,687

Non-Operating Income (Expense):
Interest expense	(13,087)	(13,508)	(14,102)
Equity in net income from unconsolidated joint ventures	1,323	1,433	1,241
Gain on sale of marketable securities	-	258	403
Interest, dividends and other investment income	231	398	403
Gain (loss) on sale of properties	11,864	(6,047)	(19)
Net Income	50,928	26,070	41,613

Noncontrolling interests:
Net income attributable to noncontrolling interests	(3,645)	(3,887)	(4,333)
Net income attributable to Urstadt Biddle Properties Inc.	47,283	22,183	37,280
Preferred stock dividends	(13,650)	(13,650)	(12,789)
Redemption of preferred stock	-	-	(2,363)
Net Income Applicable to Common and Class A Common Stockholders	$33,633	$8,533	$22,128

Basic Earnings Per Share:
Per Common Share	$0.80	$0.20	$0.53
Per Class A Common Share	$0.89	$0.23	$0.59

Diluted Earnings Per Share:
Per Common Share	$0.79	$0.20	$0.52
Per Class A Common Share	$0.88	$0.22	$0.58

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2021	2020	2019

Net Income	$50,928	$26,070	$41,613

Other comprehensive income:
Change in unrealized gain (loss) on interest rate swaps	7,080	(6,546)	(13,651)
Change in unrealized gain (loss) on interest rate swaps-equity investees	906	(710)	(1,697)

Total comprehensive income	58,914	18,814	26,265
Comprehensive income attributable to noncontrolling interests	(3,645)	(3,887)	(4,333)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	55,269	14,927	21,932
Preferred stock dividends	(13,650)	(13,650)	(12,789)
Redemption of preferred stock	-	-	(2,363)

Total comprehensive income applicable to Common and Class A Stockholders	$41,619	$1,277	$6,780

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$50,928	$26,070	$41,613
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	29,032	29,187	27,930
Straight-line rent adjustment	2,396	(2,641)	(914)
Provisions for tenant credit losses	3,540	6,244	956
(Gain) on sale of marketable securities	-	(258)	(403)
Restricted stock compensation expense and other adjustments	3,909	5,448	4,381
Deferred compensation arrangement	41	(33)	(19)
(Gain) loss on sale of properties	(11,864)	6,047	19
Equity in net (income) of unconsolidated joint ventures	(1,323)	(1,433)	(1,241)
Distributions of operating income from unconsolidated joint ventures	1,323	1,433	1,241
Changes in operating assets and liabilities:
Tenant receivables	(3,796)	(6,715)	(314)
Accounts payable and accrued expenses	1,006	609	(8,142)
Other assets and other liabilities, net	(1,523)	(2,075)	7,210
Net Cash Flow Provided by Operating Activities	73,669	61,883	72,317

Cash Flows from Investing Activities:
Acquisitions of real estate investments	-	-	(11,751)
Investments in and advances to unconsolidated joint ventures	-	-	(574)
Deposits on acquisition of real estate investments	(10)	(1,030)	-
Return of deposits on real estate investments	500	530	-
Improvements to properties and deferred charges	(15,463)	(22,336)	(18,681)
Net proceeds from sale of properties	16,707	3,732	3,372
Purchases of securities available for sale	(955)	(6,983)	-
Proceeds from the sale of available for sale securities	-	7,240	5,970
Investment in note receivable	(1,738)	-	-
Return of capital from unconsolidated joint ventures	514	27	6,925
Net Cash Flow (Used in) Investing Activities	(445)	(18,820)	(14,739)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(29,025)	(30,018)	(42,600)
Dividends paid -- Preferred Stock	(13,650)	(14,188)	(12,789)
Amortization payments on mortgage notes payable	(6,888)	(7,089)	(6,441)
Proceeds from mortgage note payable and other loans	39,238	-	47,000
Repayment of mortgage notes payable and other loans	(34,645)	-	(27,001)
Proceeds from revolving credit line borrowings	-	35,000	25,500
Sales of additional shares of Common and Class A Common Stock	148	149	193
Repayments on revolving credit line borrowings	(35,000)	-	(54,095)
Acquisitions of noncontrolling interests	(5,126)	(758)	(5,134)
Distributions to noncontrolling interests	(3,645)	(3,887)	(4,333)
Repurchase of shares of Class A Common Stock	(1,049)	-	-
Payment of taxes on shares withheld for employee taxes	(320)	(573)	(270)
Net proceeds from issuance of Preferred Stock	-	17	106,186
Redemption of preferred stock	-	(75,000)	-
Net Cash Flow Provided by (Used in) Financing Activities	(89,962)	(96,347)	26,216

Net Increase/(Decrease) In Cash and Cash Equivalents	(16,738)	(53,284)	83,794
Cash and Cash Equivalents at Beginning of Year	40,795	94,079	10,285

Cash and Cash Equivalents at End of Year	$24,057	$40,795	$94,079

The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	6.75% Series G Preferred Stock Issued	6.75% Series G Preferred Stock Amount	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	5.875% Series K Preferred Stock Issued	5.875% Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances - October 31, 2018	3,000,000	$75,000	4,600,000	$115,000	-	$-	9,822,006	$99	29,814,814	$298	$518,136	$(133,858)	$7,466	$582,141
November 1, 2018 adoption of new accounting standard	-	-	-	-	-	-	-	-	-	-	-	569	(569)	-
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	22,128	-	22,128
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(15,348)	(15,348)
Cash dividends paid :
Common stock ($0.98 per share)	-	-	-	-	-	-	-	-	-	-	-	(9,762)	-	(9,762)
Class A common stock ($1.10 per share)	-	-	-	-	-	-	-	-	-	-	-	(32,838)	-	(32,838)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,545	-	5,417	-	193	-	-	193
Shares issued under restricted stock plan	-	-	-	-	-	-	137,200	2	111,450	1	(3)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	(14,290)	-	(269)	-	-	(269)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(24,150)	-	-	-	-	-
Issuance of Series K Preferred Stock	-	-	-	-	4,400,000	110,000	-	-	-	-	(3,465)	-	-	106,535
Reclassification of preferred stock	(3,000,000)	(75,000)	-	-	-	-	-	-	-	-	2,363	-	-	(72,637)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	4,033	-	-	4,033
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(4,452)	-	(4,452)
Balances - October 31, 2019	-	-	4,600,000	115,000	4,400,000	110,000	9,963,751	101	29,893,241	299	520,988	(158,213)	(8,451)	579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	8,533	-	8,533
Change in unrealized gain (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	(7,256)	(7,256)
Cash dividends paid :
Common stock ($0.6875 per share)	-	-	-	-	-	-	-	-	-	-	-	(6,923)	-	(6,923)
Class A common stock ($0.77 per share)	-	-	-	-	-	-	-	-	-	-	-	(23,095)	-	(23,095)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	4,451	-	6,837	-	149	-	-	149
Shares issued under restricted stock plan	-	-	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	(23,873)	-	(573)	-	-	(573)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(700)	-	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	-	-	5,465	-	-	5,465
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	15,047	-	15,047
Balances - October 31, 2020	-	-	4,600,000	115,000	4,400,000	110,000	10,073,652	102	29,996,305	300	526,027	(164,651)	(15,707)	571,071
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	-	-	33,633	-	33,633
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	-	-	7,987	7,987
Cash dividends paid :
Common stock ($0.664 per share)	-	-	-	-	-	-	-	-	-	-	-	(6,756)	-	(6,756)
Class A common stock ($0.74 per share)	-	-	-	-	-	-	-	-	-	-	-	(22,269)	-	(22,269)
Issuance of shares under dividend reinvestment plan	-	-	-	-	-	-	3,341	-	5,355	-	148	-	-	148
Shares issued under restricted stock plan	-	-	-	-	-	-	105,850	1	125,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	(23,249)	-	(319)	-	-	(319)
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	(1,250)	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	-	-	(29,154)	-	(29,154)	-	(1,049)	-	-	(1,049)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	-	-	3,908	-	-	3,908
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(10,450)	-	(10,450)
Balances - October 31, 2021	-	$-	4,600,000	$115,000	4,400,000	$110,000	10,153,689	$103	30,073,807	$301	$528,713	$(170,493)	$(7,720)	$575,904

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2021

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2021, the Company owned or had equity interests in 79 properties containing a total of 5.1 million square feet of gross leasable area ("GLA").

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of October 31, 2021 all of our tenants’ businesses were permitted to operate, in some cases subject to modified operation procedures. We have seen substantial improvement in foot traffic, retail activity and general business conditions for our tenants compared to the early days of the COVID-19 pandemic. The pandemic is still ongoing, however, with existing and new variants it is making the situation difficult to predict.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes,” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2021.  As of October 31, 2021, the fiscal tax years 2017 through and including 2020 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

In March 2021, the Company sold its property located in Hillsdale, NJ (the "Hillsdale Property") to an unrelated third party for a sale price of $1.3 million, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, "Contracts with Customers," the Company recorded a gain on sale in the amount of $435,000, which gain is included in continuing operations in its consolidated income statements for the year ended October 31, 2021, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In June 2021, the Company sold its property located in Newington, NH (the "Newington Property") to an unrelated third party for a sale price of $13.4 million as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, Contracts with Customers, the Company recorded a gain on sale in the amount of $11.8 million, which gain is included in continuing operations in its consolidated income statements for the year ended October 31, 2021, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In September 2021, the Company entered into a purchase and sale agreement to sell its property located in Chester, NJ (the "Chester Property"), to an unrelated third party for a sale price of $1.96 million as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly the Company recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Chester Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2021.  In December 2021, the Chester Property sale was completed and the Company realized an additional loss on sale of property of $8,000, which loss will be included in continuing operations in the consolidated statement of income for the year ended October 31, 2022.

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

The combined operating results of the Hillsdale Property, the Newington Property, the Chester Property, the Monroe Property, the Bernardsville Property, the Carmel Property and the sold portion of the Pompton Lakes properties, which are included in continuing operations, were as follows (amounts in thousands):

	Year Ended October 31,
	2021	2020	2019
Revenues	$959	$1,833	$2,665
Property operating expense	(492)	(1,001)	(1,311)
Depreciation and amortization	(252)	(689)	(711)
Net Income	$215	$143	$643

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $4,994,000 and $5,115,000 as of October 31, 2021 and 2020, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of October 31, 2021, management does not believe that the value of any of its real estate investments is impaired.

Lease Income, Revenue Recognition and Tenant Receivables

Lease Income:

The Company accounts for lease income in accordance with ASC Topic 842, "Leases."

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
COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were, and continue to be, negatively impacted by the COVID-19 pandemic, as state governments mandated the closure of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As a result, 402 of approximately 832 tenants in the Company's consolidated portfolio, representing 1.6 million square feet and approximately 44.3% of the Company's annualized base rent, have asked for some type of rent deferral or concession.  Subsequently, approximately 117 of the 402 tenants withdrew their requests for rent relief or paid their rent in full. As public health and business conditions in the areas where our properties are located continue to improve, rent relief requests have greatly decreased and our properties are returning to normal operations. The primary strategy of the Company with respect to rent concession requests was to defer some portion of rents due for the months of April 2020 through the beginning of fiscal 2021 to be paid over a later part of the lease, preferably within a period of one year or less. In some instances, however, the Company determined that it was more appropriate to abate some portion of base rents. Most of the few base rent deferrals or abatements entered into with tenants in the second half of fiscal 2021 are additional deferrals or abatements for tenants who received prior rent concessions.

From the onset of COVID-19 through October 31, 2021, the Company has completed 288 lease modifications, consisting of base rent deferrals totaling $3.9 million and rent abatements totaling $4.4 million.  Through October 31, 2021, the Company has received repayment of approximately $3.2 million of the base rent deferrals.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842. We did not convert any additional tenants to cash-basis accounting in the second half of fiscal 2021.  As of October 31, 2021, 27 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash-basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash basis revenue recognition. During the fourth quarter of fiscal 2021, we restored 13 of the original 89 tenants to accrual-basis revenue recognition as those tenants have demonstrated that they have paid all of their billed rents for six consecutive months and have no significant unpaid billings as of October 31, 2021.  When a tenant is restored to accrual-basis revenue recognition, the Company records revenue on the straight-line basis.  As such the Company recorded straight-line rent revenue in the amount of $582,000 for these 13 tenants in the three months ended October 31, 2021.

As of October 31, 2021, the Company is recording lease income on a cash basis for approximately 5.9% of our tenants in accordance with ASC Topic 842.

During the fiscal years ended October 31, 2021 and 2020, we recognized collectability adjustments totaling $4.2 million and $7.3 million, respectively.  These adjustments included reversals of billed but uncollected rents for tenants converted to cash-basis accounting in accordance with ASC Topic 842 for the fiscal years 2021 and 2020 in the amount of $2.0 million and $2.3 million, respectively.  Also included in the total collectability adjustment was the reversals of straight-line rent receivables related to tenants converted to cash-basis accounting in accordance with ASC Topic 842  for the fiscal years ended 2021 and 2020 in the amounts of $674,000 and $1.1 million, respectively.

At October 31, 2021 and October 31, 2020, $19,693,000 and $22,330,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable.  Such allowances are reviewed periodically.  At October 31, 2021 and October 31, 2020, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $7,469,000 and $8,769,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

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

As of October 31, 2021, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2021, the Company had approximately $124.1 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a fixed annual rate of 3.94% per annum.  As of October 31, 2021 and 2020, the Company had a deferred liability of  $6.7 million and $13.3 million, respectively, (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages. As of October 31, 2021 and 2020, the Company had a deferred assets of  $515,000 and $-, respectively, (included in other assets on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swap are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At October 31, 2021, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $7.7 million, inclusive of the Company's share of accumulated comprehensive income/(loss) from joint ventures accounted for by the equity method of accounting.  At October 31, 2020, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $15.7 million inclusive of the Company's share of accumulated comprehensive income/(loss) from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings when gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2021	2020	2019
Numerator
Net income applicable to common stockholders – basic	$7,366	$1,849	$4,659
Effect of dilutive securities:
Restricted stock awards	190	34	193
Net income applicable to common stockholders – diluted	$7,556	$1,883	$4,852
Denominator
Denominator for basic EPS-weighted average common shares	9,244	9,144	8,813
Effect of dilutive securities:
Restricted stock awards	364	241	536
Denominator for diluted EPS – weighted average common equivalent shares	9,608	9,385	9,349

Numerator
Net income applicable to Class A common stockholders – basic	$26,267	$6,684	$17,469
Effect of dilutive securities:
Restricted stock awards	(190)	(34)	(193)
Net income applicable to Class A common stockholders – diluted	$26,077	$6,650	$17,276

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,576	29,506	29,438
Effect of dilutive securities:
Restricted stock awards	177	70	216
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,753	29,576	29,654

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

 Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Year Ended October 31,
	2021	2020	2019
Ridgeway Revenues	10.4%	11.2%	10.9%
All Other Property Revenues	89.6%	88.8%	89.1%
Consolidated Revenue	100.0%	100.0%	100.0%

	Year Ended October 31,
	2021	2020
Ridgeway Assets	6.3%	6.4%
All Other Property Assets	93.7%	93.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long-lived assets in any of the fiscal years ended October 31, 2021, 2020 and 2019.

	Year Ended October 31,
	2021	2020	2019
Ridgeway Percent Leased	92%	92%	97%

	Year Ended October 31,
Ridgeway Significant Tenants (by base rent):	2021	2020	2019
The Stop & Shop Supermarket Company	21%	20%	20%
Bed, Bath & Beyond	15%	14%	14%
Marshall’s Inc., a division of the TJX Companies	11%	10%	10%
All Other Tenants at Ridgeway (Note 2)	53%	56%	56%
Total	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the three years presented.  Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

	Year Ended October 31, 2021
Income Statement (In Thousands):	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,167	$121,414	$135,581
Operating Expenses	$4,495	$42,117	$46,612
Interest Expense	$1,632	$11,455	$13,087
Depreciation and Amortization	$2,238	$26,794	$29,032
Income from Continuing Operations	$5,802	$45,126	$50,928

	Year Ended October 31, 2020
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,180	$112,565	$126,745
Operating Expenses	$4,424	$38,582	$43,006
Interest Expense	$1,673	$11,835	$13,508
Depreciation and Amortization	$2,494	$26,693	$29,187
Income from Continuing Operations	$5,589	$20,481	$26,070

	Year Ended October 31, 2019
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,859	$122,023	$136,882
Operating Expenses	$4,377	$41,137	$45,514
Interest Expense	$1,704	$12,398	$14,102
Depreciation and Amortization	$2,350	$25,580	$27,930
Income from Continuing Operations	$6,428	$35,185	$41,613

Reclassification
Certain fiscal 2019 and 2020 amounts have been reclassified to conform to current period presentation.

New Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848).” ASU No. 2020-04 contains practical expedients for reference rate-reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended April 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2021.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2021 and 2020 (in thousands):

	Consolidated Investment Properties	Unconsolidated Joint Ventures	2021 Totals	2020 Totals
Retail	$862,894	$29,027	$891,921	$909,517
Office	6,883	-	6,883	7,019
Total	$869,777	$29,027	$898,804	$916,536

The Company's investments at October 31, 2021 consisted of equity interests in 79 properties.  The 79 properties are located in various regions throughout the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.

(3) INVESTMENT PROPERTIES

The components of the properties consolidated in the financial statements are as follows (in thousands):

	October 31,
	2021	2020
Land	$235,233	$236,654
Buildings and improvements	913,149	912,528
	1,148,382	1,149,182
Accumulated depreciation	(278,605)	(261,325)
	$869,777	$887,857

Space at the Company's properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2021.

The value of above and below market leases are amortized as a reduction/increase to base rental revenue over the term of the respective leases.  The value of in-place leases are amortized as an expense over the terms of the respective leases.

For the fiscal year ended October 31, 2021,  2020 and 2019, the net amortization of above-market and below-market leases was approximately $570,000, $706,000 and $614,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

In Fiscal 2021, the Company incurred costs of approximately $15.5 million related to capital improvements and leasing costs to its properties.

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2021, the Company has mortgage notes payable and other loans that are due in installments over various periods to fiscal 2031.  The mortgage loans bear interest at rates ranging from 3.5% to 4.9% and are collateralized by real estate investments having a net carrying value of approximately $508.6 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2022	$33,116	$6,773	$39,889
2023	-	6,628	6,628
2024	18,710	6,709	25,419
2025	82,277	4,195	86,472
2026	7,751	4,162	11,913
Thereafter	116,896	9,232	126,128
	$258,750	$37,699	$296,449

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

On March 30, 2021, the Company refinanced its existing unsecured revolving credit facility (the "Facility") with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents), increasing the capacity to $125 million from $100 million, with the ability under certain conditions to additionally increase the capacity to $175 million (subject to lender approval).  The maturity date of the new Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Eurodollar rate plus 1.45% to 2.20% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally requires the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at October 31, 2021. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

As of October 31, 2021, $124 million was available to be drawn on the Facility.

During the fiscal years ended October 31, 2021 and 2020, the Company borrowed $- and $35.0 million, respectively, on its Facility to fund capital improvements to our properties, property acquisitions and for general corporate purposes.  During the fiscal years ended October 31, 2021 and 2020, the Company re-paid $35.0 million and $- , respectively, on its Facility with available cash, cash proceeds from sale of investment properties.

In October 2021, the Company refinanced its existing $16.4 million first mortgage secured by our New Providence, NJ property.  The new mortgage has a principal balance of $21.0 million, has a term of 10 years, and requires payments of principal and interest at a fixed rate of 3.50%

Interest paid in the years ended October 31, 2021, 2020 and 2019 was approximately $13.0 million, $13.3 million and $13.7 million, respectively.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in five joint ventures, UB Orangeburg, LLC ("Orangeburg"), McLean Plaza Associates, LLC ("McLean"), UB Dumont I, LLC ("Dumont") and UB New City, LLC ("New City"), each of which owns a commercial retail property, and UB High Ridge, LLC ("High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these five joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810, "Consolidation."  The Company’s investment in these consolidated joint ventures is more fully described below:

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.8% interest in Orangeburg, which owns a drug store-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.5 million in Orangeburg and as a result as of October 31, 2021 its ownership percentage has increased to 43.8% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 24.6% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests totaling $8.3 million and contributed $1.5 million in additional equity to the venture through October 31, 2021.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center ("High Ridge Center"), a grocery-anchored shopping center, and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge Center is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.34% of their invested capital.

Dumont

The Company is the managing member and owns a 36.4% interest in Dumont. The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through October 31, 2021.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.03% of their invested capital.

New City

The Company is the managing member and owns an 84.3% equity interest in a joint venture, New City.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $289,300 through October 31, 2021.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property.   The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling interests:

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the years ended October 31, 2021 and 2020, the Company increased/(decreased) the carrying value of the non-controlling interests by $10.5 million and $(15.0) million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests (amounts in thousands):

	October 31,
	2021	2020
Beginning Balance	$62,071	$77,876
Partial Redemption of High Ridge Noncontrolling Interest	(5,126)	(560)
Partial Redemption of New City Noncontrolling Interest	-	(198)
Change in Redemption Value	10,450	(15,047)
Ending Balance	$67,395	$62,071

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2021 and 2020, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31,
	2021	2020
Chestnut Ridge Shopping Center (50.0%)	$12,188	$12,252
Gateway Plaza (50%)	6,845	6,929
Putnam Plaza Shopping Center (66.67%)	3,231	2,599
Midway Shopping Center, L.P. (11.792%)	3,982	4,233
Applebee's at Riverhead (50%)	2,058	1,943
81 Pondfield Road Company (20%)	723	723
Total	$29,027	$28,679

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

Gateway is subject to an $11.1 million non-recourse first mortgage. The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

Putnam Plaza Shopping Center

The Company, through a wholly owned subsidiary, owns a 66.67% undivided tenancy-in-common equity interest in the 189,000 square foot Putnam Plaza Shopping Center (“Putnam Plaza”), which is anchored by a Tops grocery store.

Putnam Plaza has a first mortgage payable in the amount of $18.0 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years. The remaining unamortized balance at October 31, 2021 is $5.3 million.

Midway currently has a non-recourse first mortgage payable in the amount of $24.6 million. The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

81 Pondfield Road Company

The Company's other investment in an unconsolidated joint venture is a 20% economic interest in a partnership which owns a retail and office building in Westchester County, New York.

The Company accounts for the above investments under the equity method of accounting since it exercises significant influence, but does not control the joint ventures.  The other venturers in the joint ventures have substantial participation rights in the financial decisions and operation of the ventures or properties, which preclude the Company from consolidating the investments. The Company has evaluated its investment in the joint ventures and has concluded that the joint ventures are not Variable Interest Entities ("VIE's"). Under the equity method of accounting the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment at each reporting period.

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

The following table provides a disaggregation of lease income recognized during the years ended October 31, 2021, 2020 and 2019, under ASC Topic 842, "Leases," as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (in thousands):

	October 31,
	2021	2020	2019

Operating lease income:
Fixed lease income (Base Rent)	$98,918	$98,678	$99,845
Variable lease income (Recoverable Costs)	35,090	28,889	32,784
Other lease related income, net:
Above/below market rent amortization	570	706	614
Uncollectable amounts in lease income	(1,529)	(3,916)	(956)
ASC Topic 842 cash basis lease income reversal	(2,685)	(3,416)	-

Total lease income	$130,364	$120,941	$132,287

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (in thousands):

Fiscal Year Ending
2022 (a)	$94,486
2023	76,528
2024	65,594
2025	54,490
2026	45,670
Thereafter	203,681
Total	$540,449

 (a) The amounts above are based on existing leases in place at October 31, 2021.

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

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2021 and 2020:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 15, 2021	$0.125	$0.10924	$0.01576	$-	$0.14	$0.12235	$0.01765	$-
April 16, 2021	$0.125	$0.10924	$0.01576	$-	$0.14	$0.12235	$0.01765	$-
July 16, 2021	$0.207	$0.18090	$0.02610	$-	$0.23	$0.20100	$0.02900	$-
October 15, 2021	$0.207	$0.18090	$0.02610	$-	$0.23	$0.20100	$0.02900	$-
	$0.664	$0.58028	$0.08372	$-	$0.74	$0.64670	$0.09330	$-

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 17, 2020	$0.2500	$0.171010	$-	$0.078990	$0.28	$0.1915	$-	$0.0885
April 17, 2020	$0.2500	$0.171010	$-	$0.078990	$0.28	$0.1915	$-	$0.0885
July 17, 2020	$0.0625	$0.042753	$-	$0.019747	$0.07	$0.0479	$-	$0.0221
October 16, 2020	$0.1250	$0.085505	$-	$0.039495	$0.14	$0.0958	$-	$0.0442
	$0.6900	$0.470278	$-	$0.217222	$0.77	$0.5267	$-	$0.2433

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2021, the Company issued 3,341 shares of Common Stock and 5,355 shares of Class A Common Stock (4,451 shares of Common Stock and 6,837 shares of Class A Common Stock in fiscal 2020) through the DRIP.  As of October 31, 2021, there remained 326,069 shares of Common Stock and 375,541 shares of Class A Common Stock available for issuance under the DRIP.

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

For the year ended October 31, 2021, the Company repurchased 29,154 shares of Class A Common Stock at an average price per Class A Common share of $19.15 and 29,154 shares of Common Stock at an average price per Common Share of $16.76.  For the year ended October 31, 2020, the Company did not repurchase any shares under the Current Repurchase Program. The Company has repurchased 224,567 shares of Class A Common Stock and 29,154 shares of Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 33,754 shares of Common Stock and 949,145 shares of Class A Common Stock.

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

In fiscal 2021, the Company awarded 105,850 shares of Common Stock and 125,800 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2021 was approximately $3.0 million. As of October 31, 2021, there was $11.7 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.6 years. For the years ended October 31, 2021, 2020 and 2019, amounts charged to compensation expense totaled $3,938,000, $5,523,000 and $4,336,000, respectively. The year ended October 31, 2020 amount charged to compensation expense includes $1.4 million related to the accelerated vesting of previously unamortized restricted stock compensation as the result of the death of our Chairman Emeritus, Charles J. Urstadt, in March 2020.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2021, and changes during the year ended October 31, 2021 is presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2020	924,550	$17.69	490,950	$21.56
Granted	105,850	$11.68	125,800	$13.75
Vested	(102,600)	$17.06	(93,800)	$19.17
Forfeited	-	$-	(1,250)	$18.85
Non-vested at October 31, 2021	927,800	$17.08	521,700	$20.12

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $267,000, $253,000 and $224,000 in each of the three years ended October 31, 2021, 2020 and 2019, respectively. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2021 and 2020, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2021 and 2020 (amounts in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 31, 2021

Assets:
Interest Rate Swap Agreements	$515	$-	$515	$-

Liabilities:
Interest Rate Swap Agreements	$6,735	$-	$6,735	$-
Redeemable noncontrolling interests	$67,395	$20,283	$46,566	$546

October 31, 2020

Liabilities:
Interest Rate Swap Agreements	$13,300	$-	$13,300	$-
Redeemable noncontrolling interests	$62,071	$9,921	$51,604	$546

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

The estimated fair value of mortgage notes payable and other loans was approximately $300 million and $316 million at October 31, 2021 and October 31, 2020, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rates currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2020, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(11) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At October 31, 2021, the Company had commitments of approximately $6.5 million for tenant-related obligations.

(12) SUBSEQUENT EVENTS

On December 15, 2021, the Board of Directors of the Company declared cash dividends of $0.2145 for each share of Common Stock and $0.2375 for each share of Class A Common Stock.  The dividends are payable on January 14, 2022 to stockholders of record on January 5, 2022. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing awards of 109,500 shares of Common Stock and 149,000 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 4, 2022, pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $5.2 million will be charged to expense over the requisite service periods (see Note 1).

In November 2021, the Company entered into a contract to purchase a 186,400 square foot grocery-anchored shopping center located in our stated geographic marketplace. The purchase price is $34 million. The Company anticipates that it will close and take title to the property sometime in our first or second quarter of fiscal 2022.  The Company plans on funding the purchase price with available cash or borrowings on our Facility.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Urstadt Biddle Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties, Inc. (the “Company”) as of October 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2021, and the related notes and schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 12, 2022, expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition and Allowance for Doubtful Accounts

As discussed in Note 1 to the consolidated financial statements, the Company recognizes lease income on a straight-line basis over the expected term of the lease for all leases for which collectability is considered probable both at inception and on an ongoing basis. When probability is not met, leases are prospectively accounted for on a cash basis and any difference between the revenue that has been accrued and the cash collected from the tenant over the life of the lease is recognized as a current period adjustment to lease income. The Company reviews the collectability of its tenant receivables including base rent, straight-line rent, expense reimbursements and other revenue or income by specifically analyzing billed and unbilled revenues, including straight-line rent receivable, and considering historical collection issues, tenant creditworthiness and current economic and industry trends. The Company’s revenue recognition and receivables collectability analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the tenant, the basis for any disputes or negotiations with the tenant, and other information that could affect collectability. Lease income and net tenant receivables amounted to approximately $130.4 million and $23.8 million, respectively, at October 31, 2021.

We identified revenue recognition of lease income for tenants transitioning to and from the cash basis of accounting and the allowance for doubtful accounts related to tenant receivables as a critical audit matter. Evaluating the Company’s probability assessment of collection of substantially all lease payments for each of its leases requires significant auditor judgment because of the subjective nature of the evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included testing the effectiveness of controls relating to revenue recognition for tenants transitioning to and from the cash basis of accounting and the allowance for doubtful accounts, including management’s evaluation of probability of collection for tenant receivables.  Among other audit procedures performed, (1) we reviewed and evaluated the reasonableness of management’s policies for recognition of lease income on a cash basis for certain tenants, (2) we evaluated the appropriateness of the accounting for the current period adjustment to lease income related to the tenants transitioning to and from cash basis, (3) we reviewed the aging of tenant receivables for any significant outstanding balances to determine the completeness of the tenants switched to a cash basis and (4) for a sample of unreserved tenant receivables, we evaluated the reasonableness of management’s estimate of collectability of the tenant receivable by assessing the age of the receivable and the tenant’s payment history.

/s/ PKF O'Connor Davies, LLP

We have served as the Company’s auditor since 2006.

New York, New York
January 12, 2022

URSTADT BIDDLE PROPERTIES INC.
October 31, 2021
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B		COL. C		COL. D		COL. E		COL. F	COL G/H	COL. I
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Totals	Accumulated Depreciation (b)	Date Constructed/Acquired	Life on which depreciation for building and improvements in latest income statement is computed (c)
Real Estate Subject to Operating Leases (a):
Office Buildings:
Greenwich, CT	$-	$708	$1,641	$-	$455	$708	$2,096	$2,804	$955	2001	31.5
Greenwich, CT	-	488	1,139	-	619	488	1,758	2,246	904	2000	31.5
Greenwich, CT	-	570	2,359	-	1,239	570	3,598	4,168	1,759	1998	31.5
Greenwich, CT	-	199	795	(1)	588	198	1,383	1,581	761	1993	31.5
Greenwich, CT	-	111	444	1	334	112	778	890	428	1994	31.5
	-	2,076	6,378	-	3,235	2,076	9,613	11,689	4,807
Retail Properties:
Bronxville, NY	-	60	239	95	758	155	997	1,152	290	2009	39
Yonkers, NY	-	30	121	183	734	213	855	1,068	264	2009	39
Yonkers, NY	-	30	121	85	341	115	462	577	143	2009	39
New Milford, CT	-	2,114	8,456	71	788	2,185	9,244	11,429	3,152	2008	39
New Milford, CT	-	4,492	17,967	166	3,522	4,658	21,489	26,147	6,662	2010	39
Newark, NJ	10,063	5,252	21,023	-	1,838	5,252	22,861	28,113	8,220	2008	39
Waldwick, NJ	-	1,266	5,064	-	45	1,266	5,109	6,375	1,810	2007	39
Emerson NJ	175	3,633	14,531	-	1,851	3,633	16,382	20,015	6,258	2007	39
Pelham, NY	-	1,694	6,843	-	149	1,694	6,992	8,686	2,759	2006	39
Stratford, CT	22,895	10,173	40,794	3,926	27,948	14,099	68,742	82,841	24,239	2005	39
Yorktown Heights, NY	-	5,786	23,221	-	16,342	5,786	39,563	45,349	12,975	2005	39
Rye, NY	-	909	3,637	-	365	909	4,002	4,911	1,829	2004	39
Rye, NY	-	483	1,930	-	106	483	2,036	2,519	898	2004	39
Rye, NY	-	239	958	-	64	239	1,022	1,261	452	2004	39
Rye, NY	-	695	2,782	-	20	695	2,802	3,497	1,262	2004	39
Somers, NY	-	4,318	17,268	-	407	4,318	17,675	21,993	8,278	2003	39
Westport, CT	-	2,076	8,305	-	866	2,076	9,171	11,247	4,282	2003	39
Orange, CT	-	2,320	10,564	-	6,308	2,320	16,872	19,192	6,256	2003	39
Stamford, CT	45,411	17,964	71,859	-	3,746	17,964	75,605	93,569	36,956	2002	39
Danbury, CT	-	2,459	4,566	-	929	2,459	5,495	7,954	2,952	2002	39
Briarcliff, NY	-	2,222	5,185	1,234	8,763	3,456	13,948	17,404	4,549	2001	40
Somers, NY	-	1,833	7,383	-	4,270	1,833	11,653	13,486	5,787	1999	31.5
Briarcliff, NY	-	380	1,531	-	114	380	1,645	2,025	955	1999	40
Briarcliff, NY	13,869	2,300	9,708	2	2,583	2,302	12,291	14,593	6,698	1998	40
Ridgefield, CT	-	900	3,793	291	3,513	1,191	7,306	8,497	3,046	1998	40
Darien, CT	23,840	4,260	17,192	-	416	4,260	17,608	21,868	10,164	1998	40
Eastchester, NY	-	1,500	6,128	-	2,976	1,500	9,104	10,604	4,962	1997	31
Danbury, CT	-	3,850	15,811	-	1,849	3,850	17,660	21,510	11,326	1995	31.5
Carmel, NY	-	1,488	5,973	-	394	1,488	6,367	7,855	4,046	1995	31.5
Somers, NY	-	821	2,600	-	806	821	3,406	4,227	2,127	1992	31.5
Wayne, NJ	17,599	2,492	9,966	-	7,066	2,492	17,032	19,524	8,796	1992	31
Katonah, NY	-	1,704	6,816	-	125	1,704	6,941	8,645	2,050	2010	39
Fairfield, CT	-	3,393	13,574	153	1,234	3,546	14,808	18,354	3,941	2011	39
New Milford, CT	-	2,168	8,672	-	103	2,168	8,775	10,943	2,363	2011	39
Eastchester, NY	-	1,800	7,200	78	505	1,878	7,705	9,583	1,939	2012	39
Orangetown, NY	6,087	3,200	12,800	30	7,664	3,230	20,464	23,694	4,491	2012	39
Greenwich, CT	4,204	1,600	6,401	28	690	1,628	7,091	8,719	1,711	2013	39
Various	-	799	3,590	(127)	(886)	672	2,704	3,376	597	2013	39
Greenwich, CT	5,244	1,998	7,994	53	331	2,051	8,325	10,376	1,809	2013	39
New Providence, NJ	20,746	6,970	27,880	463	3,004	7,433	30,884	38,317	7,033	2013	39
Chester, NJ	-	570	2,280	(103)	(410)	467	1,870	2,337	480	2012	39
Bethel, CT	-	1,800	7,200	(18)	208	1,782	7,408	9,190	1,438	2014	39
Bloomfield, NJ	-	2,201	8,804	218	2,180	2,419	10,984	13,403	2,094	2014	39
Boonton, NJ	6,576	3,670	14,680	14	453	3,684	15,133	18,817	2,997	2014	39
Yonkers, NY	5,000	3,060	12,240	333	1,336	3,393	13,576	16,969	2,446	2014	39
Greenwich, CT	7,189	3,223	12,893	6	274	3,229	13,167	16,396	2,415	2014	40
Greenwich, CT	13,955	6,257	25,029	27	924	6,284	25,953	32,237	4,711	2014	40
Midland Park, NJ	18,814	8,740	34,960	(44)	582	8,696	35,542	44,238	6,460	2015	39
Pompton Lakes, NJ	-	8,140	32,560	(1,869)	(5,847)	6,271	26,713	32,984	4,645	2015	39
Wyckoff, NJ	7,469	3,490	13,960	17	207	3,507	14,167	17,674	2,531	2015	39
Kinnelon, NJ	9,941	4,540	18,160	(28)	3,980	4,512	22,140	26,652	5,414	2015	39
Fort Lee, NJ	-	798	3,192	(14)	(55)	784	3,137	3,921	517	2015	39
Harrison, NY	-	2,000	8,000	(10)	1,459	1,990	9,459	11,449	1,421	2015	39
Stamford, CT	20,301	12,686	32,620	-	1,138	12,686	33,758	46,444	4,586	2016	39
Stamford, CT	-	3,691	9,491	-	90	3,691	9,581	13,272	1,255	2016	39
Derby, CT	-	651	7,652	-	219	651	7,871	8,522	999	2017	39
Passaic, NJ	3,120	2,039	5,616	1	1,568	2,040	7,184	9,224	920	2017	39
Stamford, CT (HRC)	9,255	17,178	43,677	189	931	17,367	44,608	61,975	5,293	2017	39
Stamford, CT (HRChase)	-	2,376	1,458	-	-	2,376	1,458	3,834	172	2017	39
Old Greenwich , CT (HRCVS)	1,048	2,295	2,700	-	4	2,295	2,704	4,999	318	2017	39
Waldwick, NJ	-	2,761	5,571	1	267	2,762	5,838	8,600	648	2017	39
Dumont, NJ	9,219	6,646	15,341	3	332	6,649	15,673	22,322	1,722	2017	39
Ridgefield, CT	-	293	2,782	-	448	293	3,230	3,523	381	2017	39
Yonkers, NY	-	7,525	5,920	1	297	7,526	6,217	13,743	584	2017	39
New City, NY	-	2,494	631	12	4	2,506	635	3,141	55	2017	39
Brewster, NY	11,266	4,106	10,620	2,789	1,817	6,895	12,437	19,332	969	2019	39

	293,286	224,901	778,483	8,256	125,053	233,157	903,536	1,136,693	273,798

Total	$293,286	$226,977	$784,861	$8,256	$128,288	$235,233	$913,149	$1,148,382	$278,605

URSTADT BIDDLE PROPERTIES INC.
October 31, 2021
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2021	2020	2019
(a) RECONCILIATION OF REAL ESTATE-OWNED SUBJECT TO OPERATING LEASES
Balance at beginning of year	$1,149,182	$1,141,770	$1,118,075
Property improvements during the year	14,391	24,443	18,372
Properties acquired during the year	-	-	12,643
Properties sold during the year	(6,258)	(11,335)	(4,395)
Property assets fully depreciated and written off	(8,933)	(5,696)	(2,925)
Balance at end of year (e)	$1,148,382	$1,149,182	$1,141,770

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION
Balance at beginning of year	$261,325	$241,154	$218,653
Provision during the year charged to income (d)	27,494	27,438	26,427
Property sold during the year	(1,281)	(1,571)	(1,001)
Property assets fully depreciated and written off	(8,933)	(5,696)	(2,925)
Balance at end of year	$278,605	$261,325	$241,154

(c)	Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d)	The depreciation provision represents the expense calculated on real property only.
(e)	The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $860 million at October 31, 2021.

Item 16. Form 10-K Summary.

Not applicable

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

Dated: January 13, 2022	/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

Dated: January 13, 2022	/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles D. Urstadt	January 13, 2022
Charles D. Urstadt
Chairman and Director

/s/ Willing L. Biddle	January 13, 2022
Willing L. Biddle
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John T. Hayes	January 13, 2022
John T. Hayes
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin J. Bannon	January 13, 2022
Kevin J. Bannon
Director

/s/ Catherine U. Biddle	January 13, 2022
Catherine U. Biddle
Director

/s/ Richard Grellier	January 13, 2022
Richard Grellier
Director

/s/ Robert J. Mueller	January 13, 2022
Robert J. Mueller
Director

/s/ Bryan O. Colley	January 13, 2022
Bryan O. Colley
Director

/s/ Noble Carpenter	January 13, 2022
Noble Carpenter
Director

/s/ Willis H. Stephens Jr.	January 13, 2022
Willis H. Stephens Jr
Director