Form 10-Q
period 2022-01-31
URSTADT BIDDLE PROPERTIES INC
filed 2022-03-11
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of March 4, 2022 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,264,037 Common Shares, par value $.01 per share, and 30,161,094 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31, 2022	October 31, 2021
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,148,522	$1,148,382
Less: Accumulated depreciation	(284,331)	(278,605)
	864,191	869,777
Investments in and advances to unconsolidated joint ventures	28,159	29,027
	892,350	898,804

Cash and cash equivalents	24,579	24,057
Tenant receivables-net	23,909	23,806
Prepaid expenses and other assets	26,351	19,175
Deferred charges, net of accumulated amortization	7,590	8,010
Total Assets	$974,779	$973,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$-	$-
Mortgage notes payable and other loans	299,006	296,449
Accounts payable and accrued expenses	11,585	11,443
Deferred compensation – officers	48	62
Other liabilities	22,191	22,599
Total Liabilities	332,830	330,553

Redeemable Noncontrolling Interests	66,573	67,395

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,264,037 and 10,153,689 shares issued and outstanding	104	103
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 30,161,094 and 30,073,807 shares issued and outstanding	302	301
Additional paid in capital	528,807	528,713
Cumulative distributions in excess of net income	(174,940)	(170,493)
Accumulated other comprehensive loss	(3,897)	(7,720)
Total Stockholders' Equity	575,376	575,904
Total Liabilities and Stockholders' Equity	$974,779	$973,852

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended January 31,
	2022	2021

Revenues
Lease income	$34,087	$32,483
Lease termination	28	705
Other	1,440	1,089
Total Revenues	35,555	34,277

Expenses
Property operating	7,002	6,314
Property taxes	5,923	5,861
Depreciation and amortization	7,144	7,518
General and administrative	2,680	2,644
Directors' fees and expenses	107	109
Total Operating Expenses	22,856	22,446

Operating Income	12,699	11,831

Non-Operating Income (Expense):
Interest expense	(3,302)	(3,392)
Equity in net income from unconsolidated joint ventures	267	350
Gain (loss) on sale of property	2	(28)
Interest, dividends and other investment income	55	43
Net Income	9,721	8,804

Noncontrolling interests:
Net income attributable to noncontrolling interests	(911)	(912)
Net income attributable to Urstadt Biddle Properties Inc.	8,810	7,892
Preferred stock dividends	(3,413)	(3,413)

Net Income Applicable to Common and Class A Common Stockholders	$5,397	$4,479

Basic Earnings Per Share:
Per Common Share:	$0.13	$0.11
Per Class A Common Share:	$0.14	$0.12

Diluted Earnings Per Share:
Per Common Share:	$0.13	$0.11
Per Class A Common Share:	$0.14	$0.12

Dividends Per Share:
Common	$0.2145	$0.125
Class A Common	$0.2375	$0.14

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended January 31,
	2022	2021

Net Income	$9,721	$8,804

Other comprehensive income (loss):
Change in unrealized losses on interest rate swaps	3,471	1,499
Change in unrealized losses on interest rate swaps-equity investees	352	258

Total comprehensive income (loss)	13,544	10,561
Comprehensive income attributable to noncontrolling interests	(911)	(912)

Total comprehensive income (loss) attributable to Urstadt Biddle Properties Inc.	12,633	9,649
Preferred stock dividends	(3,413)	(3,413)

Total comprehensive income (loss) applicable to Common and Class A Common Stockholders	$9,220	$6,236

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended January 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,721	$8,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,144	7,518
Straight-line rent adjustment	(5)	568
Provision for tenant credit losses	200	1,654
(Gain)/loss on sale of property	(2)	28
Restricted stock compensation expense and other adjustments	638	986
Deferred compensation arrangement	(13)	17
Equity in net (income) of unconsolidated joint ventures	(267)	(350)
Distributions of operating income from unconsolidated joint ventures	267	350
Changes in operating assets and liabilities:
Tenant receivables	(298)	(863)
Accounts payable and accrued expenses	2,756	3,134
Other assets and other liabilities, net	(6,611)	(7,216)
Net Cash Flow Provided by Operating Activities	13,530	14,630

Cash Flows from Investing Activities:
Deposits on acquisition of real estate investment	(500)	-
Proceeds from sale of property	1,848	2,738
Improvements to properties and deferred charges	(3,020)	(6,714)
Investment in note receivable	-	(2,203)
Return of capital from unconsolidated affiliates	1,438	-
Net Cash Flow (Used in) Investing Activities	(234)	(6,179)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(9,308)	(5,486)
Dividends paid -- Preferred Stock	(3,413)	(3,413)
Principal amortization repayments on mortgage notes payable	(1,697)	(1,666)
Repayment of mortgage note payable	(6,545)	-
Proceeds from mortgage note payable	11,000	-
Acquisitions of noncontrolling interests	(1,358)	(364)
Distributions to noncontrolling interests	(911)	(912)
Payment of taxes on shares withheld for employee taxes	(590)	(320)
Net proceeds from the issuance of Common and Class A Common Stock	48	30
Net Cash Flow (Used in) Financing Activities	(12,774)	(12,131)

Net Increase/(Decrease) In Cash and Cash Equivalents	522	(3,680)
Cash and Cash Equivalents at Beginning of Period	24,057	40,795

Cash and Cash Equivalents at End of Period	$24,579	$37,115

Supplemental Cash Flow Disclosures:
Interest Paid	$3,077	$3,428

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended January 31, 2022 and 2021
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,153,689	$103	30,073,807	$301	$528,713	$(170,493)	$(7,720)	$575,904
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	5,397	-	5,397
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,823	3,823
Cash dividends paid :
Common stock ($0.2145 per share)	-	-	-	-	-	-	-	-	-	(2,201)	-	(2,201)
Class A common stock ($0.2375 per share)	-	-	-	-	-	-	-	-	-	(7,107)	-	(7,107)
Issuance of shares under dividend reinvestment plan	-	-	-	-	848	-	1,567	-	48	-	-	48
Shares issued under restricted stock plan	-	-	-	-	109,500	1	149,000	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(27,680)	-	(590)	-	-	(590)
Forfeiture of restricted stock	-	-	-	-	-	-	(35,600)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	638	-	-	638
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(536)	-	(536)
Balances - January 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,037	$104	30,161,094	$302	$528,807	$(174,940)	$(3,897)	$575,376

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,073,652	$102	29,996,305	$300	$526,027	$(164,651)	$(15,707)	$571,071
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	4,479	-	4,479
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	1,757	1,757
Cash dividends paid :
Common stock ($0.125per share)	-	-	-	-	-	-	-	-	-	(1,272)	-	(1,272)
Class A common stock ($0.14 per share)	-	-	-	-	-	-	-	-	-	(4,214)	-	(4,214)
Issuance of shares under dividend reinvestment plan	-	-	-	-	806	-	1,305	-	29	-	-	29
Shares issued under restricted stock plan	-	-	-	-	105,850	1	125,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,249)	-	(319)	-	-	(319)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	986	-	-	986
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(4,885)	-	(4,885)
Balances - January 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,180,308	$103	30,100,161	$301	$526,721	$(170,543)	$(13,950)	$567,632

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At January 31, 2022, the Company owned or had equity interests in 78 properties containing a total of 5.1 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of January 31, 2022 all of our tenants’ businesses were permitted to operate, in some cases subject to modified operation procedures. We have seen substantial improvement in foot traffic, retail activity and general business conditions for our tenants compared to the early days of the COVID-19 pandemic. The pandemic is still ongoing, however, with existing and new variants it is making the situation difficult to predict.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2021.

The preparation of financial statements requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, and the collectability of tenant receivables and other assets and liabilities.  Actual results could differ from these estimates.  The consolidated balance sheet at October 31, 2021 has been derived from audited financial statements at that date.

Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856-860 of the Internal Revenue Code ("Code"). Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.  The Company believes it qualifies as a REIT and intends to distribute all of its taxable income for fiscal 2022 in accordance with the provisions of the Code. Accordingly, no provision has been made for Federal income taxes in the accompanying consolidated financial statements.

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of January 31, 2022. As of January 31, 2022, the fiscal tax years 2018 through and including 2021 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of January 31, 2022, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At January 31, 2022, the Company had approximately $123.5 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to an average fixed annual rate of 3.94% per annum. As of January 31, 2022 and October 31, 2021, the Company had a deferred liability of $4.1 million and $6.7 million, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages. As of January 31, 2022 and October 31, 2021, the Company had a deferred assets of  $1.4 million and $515,000, respectively, (included in other assets on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At January 31, 2022, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $3.9 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2021, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $7.7 million, inclusive of the Company's share of accumulated comprehensive losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of January 31, 2022, management does not believe that the value of any of its real estate investments is impaired.

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

In September 2021, the Company entered into a purchase and sale agreement to sell its property located in Chester, NJ (the "Chester Property"), to an unrelated third party for a sale price of $1.96 million as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly the Company recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Chester Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2021.  In December 2021, the Chester Property sale was completed and the Company realized an additional loss on sale of property of $8,000, which loss is included in operations in the consolidated statement of income for the three months ended January 31, 2022.

The operating results of the Chester Property, which is included in  operations is as follows (amounts in thousands):

	Three Months Ended January 31,
	2022	2021
Revenues	$-	$-
Property operating expense	(13)	(11)
Depreciation and amortization	-	(14)
Net Income (Loss)	$(13)	$(25)

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

COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were, and some continue to be, negatively impacted by the COVID-19 pandemic, as state governments mandated restrictions on the operation of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As a result, 402 of approximately 836 tenants in the Company's consolidated portfolio, representing 1.6 million square feet and approximately 44.8% of the Company's annualized base rent, asked for some type of rent deferral or concession. Approximately 117 of the 402 tenants withdrew their requests for rent relief or paid their rent in full. As public health and business conditions in the areas where our properties are located continue to improve, rent relief requests have greatly decreased and our properties are returning to normal operations. The primary strategy of the Company with respect to rent concession requests was to defer some portion of rents due for the months of April 2020 through the beginning of fiscal 2021 to be paid over a later part of the lease, preferably within a period of one year or less. In some instances, however, the Company determined that it was more appropriate to abate some portion of base rents. Most of the base rent deferrals or abatements entered into with tenants in the second half of fiscal 2021 and the first quarter of fiscal 2022 are additional deferrals or abatements for tenants who received prior rent concessions.

From the onset of COVID-19 through January 31, 2022, the Company completed 288 lease modifications, consisting of base rent deferrals totaling $4.0 million and rent abatements totaling $4.5 million. Included in the aforementioned amounts were 1 rent deferral and 8 rent abatements completed in the three months ended January 31, 2022, which deferred $50,581 and abated $123,559 of base rents and 9 rent deferrals and 23 rent abatements completed in the three months ended January 31, 2021, which deferred $399,000 and abated $2.0 million of base rents.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842. We did not convert any additional tenants to cash-basis accounting in the second half of fiscal 2021 or the three months ended January 31, 2022.  As of January 31, 2022, 28 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash-basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash basis revenue recognition. During the three months ended January 31, 2022, we restored 3 of the original 89 tenants to accrual-basis revenue recognition as those tenants have demonstrated that they have paid all of their billed rents for six consecutive months and have no significant unpaid billings as of January 31, 2022.  When a tenant is restored to accrual-basis revenue recognition, the Company records revenue on the straight-line basis.  As such the Company recorded straight-line rent revenue in the amount of $24,000 for these 3 tenants in the three months ended January 31, 2022.In the three months ended January 31, 2021, the Company reversed straight-line rent revenue in the amount of $441,000 related to tenants coverted to cash-basis revenue recognition.

As of January 31, 2022, the Company is recording lease income on a cash basis for approximately 5.6% of our tenants in accordance with ASC Topic 842.

During the three months ended January 31, 2022 and 2021, we recognized collectability adjustments totaling $200,000 and $2.1 million, respectively. In addition, as a result of not converting any tenants to cash basis accounting in the three months ended January 31, 2022, we did not have any write-offs of previously recorded straight-line rent in the three months ended January 31, 2022.

At January 31, 2022 and October 31, 2021, $19,676,000 and $19,670,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectable as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable. Such allowances are reviewed periodically. At January 31, 2022 and October 31, 2021, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $7,542,000 and $7,469,000, respectively. Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three Months Ended January 31,
	2022	2021
Numerator
Net income applicable to common stockholders – basic	$1,194	$977
Effect of dilutive securities:
Restricted stock awards	34	12
Net income applicable to common stockholders – diluted	$1,228	$989

Denominator
Denominator for basic EPS – weighted average common shares	9,327	9,250
Effect of dilutive securities:
Restricted stock awards	383	143
Denominator for diluted EPS – weighted average common equivalent shares	9,710	9,393

Numerator
Net income applicable to Class A common stockholders-basic	$4,203	$3,502
Effect of dilutive securities:
Restricted stock awards	(34)	(12)
Net income applicable to Class A common stockholders – diluted	$4,169	$3,490

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,659	29,590
Effect of dilutive securities:
Restricted stock awards	109	-
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,768	29,590

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Three Months Ended January 31,
	2022	2021
Ridgeway Revenues	10.1%	10.0%
All Other Property Revenues	89.9%	90.0%
Consolidated Revenue	100.0%	100.0%

	January 31, 2022	October 31, 2021
Ridgeway Assets	6.3%	6.3%
All Other Property Assets	93.7%	93.7%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three months ended January 31, 2022 or the year ended October 31, 2021.

	January 31, 2022	October 31, 2021
Ridgeway Percent Leased	92%	92%

Ridgeway Significant Tenants by Annual Base Rents	Three Months Ended January 31,
	2022	2021
The Stop & Shop Supermarket Company	21%	20%
Bed, Bath & Beyond	15%	14%
Marshall’s Inc., a division of the TJX Companies	11%	10%
All Other Tenants at Ridgeway (Note 2)	53%	56%
Total	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statement (In Thousands):	Three Months Ended January 31, 2022
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,639	$31,916	$35,555
Operating Expenses and Property Taxes	$1,143	$11,782	$12,925
Interest Expense	$418	$2,884	$3,302
Depreciation and Amortization	$521	$6,623	$7,144
Net Income	$1,557	$8,164	$9,721

Income Statement (In Thousands):	Three Months Ended January 31, 2021
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$3,461	$30,816	$34,277
Operating Expenses and Property Taxes	$1,154	$11,021	$12,175
Interest Expense	$428	$2,964	$3,392
Depreciation and Amortization	$580	$6,938	$7,518
Net Income	$1,299	$7,505	$8,804

Index
Stock-Based Compensation
The Company accounts for its stock-based compensation plans under the provisions of ASC Topic 718, “Stock Compensation”, which requires that compensation expense be recognized, based on the fair value of the stock awards less estimated forfeitures. The fair value of stock awards is equal to the fair value of the Company’s stock on the grant date.  The Company recognizes compensation expense for its stock awards by amortizing the fair value of stock awards over the requisite service periods of such awards.  In certain cases, as defined in the participant agreements, the vesting of stock awards can be accelerated, which will result in the Company charging to compensation expense the remaining unamortized restricted stock compensation related to those stock awards.

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of January 31, 2022.

Index
(2) UNSECURED REVOLVING CREDIT FACILITY

The Company has a $125 million unsecured revolving credit facility (the "Facility) with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of the Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Eurodollar rate plus 1.45% to 2.20% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at January 31, 2022. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

In December 2021, the Company refinanced its existing $6.5 million first mortgage secured by our Boonton, NJ property.  The new mortgage has a principal balance of $11.0 million, has a term of 10 years, and requires payments of principal and interest at a fixed rate of 3.45%

Index

(3) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.8% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since acquiring its initial interest in Orangeburg, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of January 31, 2022 the Company's ownership percentage has increased to 43.8% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 26.9% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests from non-managing members totaling $9.7 million and has contributed $1.5 million in additional equity to the venture through January 31, 2022.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge Center"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge Center is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 4.96% of their invested capital.

Dumont

The Company is the managing member and owns a 36.4% interest in Dumont.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through January 31, 2022.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.0% of their invested capital.

New City

The Company is the managing member and owns an 84.3% equity interest in New City.  The Company's initial investment was $2.4 million, and the Company has purchased additional interests totaling $289,300 through January 31, 2022.  New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.  The property was contributed to the new entity by the former owners who received units of ownership of New City equal to the value of contributed property. The New City operating agreement provides for the non-managing member to receive an annual cash distribution, currently equal to 5.00% of his invested capital.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge, Dumont and New City have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company, shares of its Class A Common stock at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the three months ended January 31, 2022 and 2021, the Company increased/(decreased) the carrying value of the noncontrolling interests by $536,000 and $4.9 million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the three months ended January 31, 2022 and the fiscal year ended October 31, 2021 (amounts in thousands):

	January 31, 2022	October 31, 2021
Beginning Balance	$67,395	$62,071
Change in Redemption Value	536	10,450
Partial Redemption of High Ridge Noncontrolling Interest	(1,358)	(5,126)

Ending Balance	$66,573	$67,395

Index

(4) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At January 31, 2022 and October 31, 2021 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	January 31, 2022	October 31, 2021
Chestnut Ridge Shopping Center (50%)	$11,598	$12,188
Gateway Plaza (50%)	6,680	6,845
Putnam Plaza Shopping Center (66.67%)	3,518	3,231
Midway Shopping Center, L.P. (11.79%)	3,830	3,982
Applebee's at Riverhead (50%)	1,810	2,058
81 Pondfield Road Company (20%)	723	723
Total	$28,159	$29,027

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

Gateway is subject to an $11.0 million non-recourse first mortgage.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $24.5 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Tops-anchored Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York.

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $17.9 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

The following table provides a disaggregation of lease income recognized during the three months ended January 31, 2022 and 2021, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Three Months Ended January 31,
	2022	2021
Operating lease income:
Fixed lease income (Base Rent)	$24,839	$24,064
Variable lease income (Cost Recoveries)	9,274	9,978
Other lease related income, net:
Above/below market rent amortization	174	95
Uncollectable amounts in lease income	(113)	(655)
ASC Topic 842 cash basis lease income reversal	(87)	(999)
Total lease income	$34,087	$32,483

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2022 (a)	$68,454
2023	77,158
2024	66,262
2025	55,049
2026	46,874
Thereafter	216,818
Total	$530,615

(a) The future minimum rental income for fiscal 2022 includes amounts due between February 1, 2022 through October 31, 2022.

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

During the three months ended January 31, 2022, the Company awarded 109,500 shares of Common Stock and 149,000 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2022 was approximately $5.2 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of January 31, 2022, and changes during the three months ended January 31, 2022 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2021	927,800	$17.08	521,700	$20.12
Granted	109,500	$18.47	149,000	$21.32
Vested	(103,100)	$18.30	(87,100)	$23.45
Forfeited	-	$-	(35,600)	$19.51
Non-vested at January 31, 2022	934,200	$17.11	548,000	$19.95

As of January 31, 2022, there was $15.5 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 5.1 years. For the three months ended January 31, 2022 and 2021, amounts charged to compensation expense totaled $617,000 and $985,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.

The Company has repurchased 224,567 shares of Class A Common Stock and 29,154 shares of Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 949,145 shares of Class A Common Stock and 33,754 shares of Common Stock.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2021 and January 31, 2022, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2022

Assets:
Interest Rate Swap Agreement	$1,372	$-	$1,372	$-

Liabilities:
Interest Rate Swap Agreement	$4,121	$-	$4,121	$-
Redeemable noncontrolling interests	$66,573	$20,866	$45,161	$546

October 31, 2021

Assets:
Interest Rate Swap Agreement	$515	$-	$515	$-

Liabilities:
Interest Rate Swap Agreement	$6,735	$-	$6,735	$-
Redeemable noncontrolling interests	$67,395	$20,283	$46,566	$546

Index

(8) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At January 31, 2022, the Company had commitments of approximately $9.0 million for capital improvements to its properties and tenant-related obligations.

(9) SUBSEQUENT EVENTS

In February 2022, the Company refinanced its existing $22.8 million first mortgage secured by our Stratford, CT property.  The new mortgage has a principal balance of $35.0 million, has a term of 10 years, and requires payments of principal and interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable spread.  Concurrent with entering into the mortgage, the Company entered into an interest rate swap agreement with the lender as the counterparty, which converts the variable rate based on SOFR to a fixed rate of interest totaling 3.0525% per annum.

In February 2022, the Company purchased, for $33.6 million, a 186,000 square foot grocery-anchored shopping center located in Shelton, CT. The Company funded the purchase price with available cash and a $20 million borrowing on its Facility.

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

•	economic and other market conditions, including real estate and market conditions, as well as inflationary pressures, that could impact us, our properties or the financial stability of our tenants;

•	consumer spending and confidence trends, as well as our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	our relationships with our tenants and their financial condition and liquidity;

•	any difficulties in renewing leases, filling vacancies or negotiating improved lease terms;

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

•
as well as other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors for the fiscal year ended October 31, 2021 and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

At January 31, 2022, we owned or had equity interests in 78 properties, which include equity interests we own in five consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.1 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 92.6% of the GLA was leased (91.9% at October 31, 2021).  Of the properties owned by unconsolidated joint ventures, approximately 94.0% of the GLA was leased (93.9% at October 31, 2021).  In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of January 31, 2022, the self-storage facility had 57,389 of available GLA, which was 95.4% leased.  The rent per available square foot was $29.22.  As discussed later in this Item 2, we have also developed a second self-storage facility located in Stratford, CT with 90,000 square feet of available GLA.  The facility has been operational for approximately 12 months and is 49.0% leased.  We are also beginning construction of a third self-storage facility at our Pompton Lakes, NJ property and our anticipated investment to develop the facility is approximately $7 million.

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

•
launching a program designating dedicated parking spots for curbside pick-up at our shopping centers for use by all tenants and their customers, assisting restaurant tenants in securing municipal approvals for outdoor seating, and otherwise assisting tenants in many other ways to improve their business prospects; and

•
enhancing our liquidity position by borrowing $35 million under our Facility during March and April 2020, which was subsequently repaid, reducing our dividends paid in July 2020 to approximately 25% of pre-pandemic levels, then raising them to approximately 75% of pre-pandemic levels in July 2021 when the Company’s improved financial condition and prospects warranted such an increase, with a further increase in the first quarter of fiscal 2022 to approximately 85% of pre-pandemic levels.

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

The following information is intended to provide certain information regarding the impact of the COVID-19 pandemic on our portfolio and our tenants.  As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that the following statistical and other information could change going forward, potentially significantly:

•
As of January 31, 2022, all of our 72 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating, with approximately 99.6% of our tenants (based on Annualized Base Rent ("ABR")) open and fully or partially operating and approximately 0.4% of our tenants currently closed.

•
As of January 31, 2022, all of our shopping centers include necessity-based tenants, with approximately 70.3% of our tenants (based on ABR) designated as “essential businesses” during the early stay-at-home period of the pandemic in the tri-state area or otherwise permitted to operate through curbside pick-up and other modified operating procedures in accordance with state guidelines.  These essential businesses are 99.8% open.

•
As of January 31, 2022, approximately 86% of our GLA is located in properties anchored by grocery stores, pharmacies or wholesale clubs, 4% of our GLA is located in outdoor retail shopping centers adjacent to regional malls and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 2% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York and three retail bank branches.  All six suburban office buildings are open and all of the retail bank branches are open.

•
As of March 1, 2022, we have received payment of approximately 94.8% and 96.3% of lease income, consisting of contractual base rent (leases in place without consideration of any deferral or abatement agreements), common area maintenance reimbursement and real estate tax reimbursement billed for April 2020 through January 2022, the first quarter (November 2021 through January 2022) of fiscal 2022, respectively, not including the application of any security deposits.

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

In addition, we have continued to receive a small number of follow-on requests from tenants to whom we had already provided temporary rent relief in the early days of the pandemic.  These tenants are generally ones whose businesses have been slower to recover from the pandemic, as discussed above, due to the high touch nature of their services or the impact of the remote workforce.  These requests, however, have been tapering off, and we did not receive any new requests during the quarter ended January 31, 2022 from tenants who had not previously requested rent relief.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We did not convert any additional tenants to cash basis accounting since our second quarter of fiscal 2021. As of January 31, 2022, 28 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash basis revenue recognition.

In continuing to evaluate the collectability of tenant lease income billings, during the three months ended January 31, 2022, we determined that lease payments for 3 tenants, who had previously been converted to cash-basis accounting as a result of our earlier assessment that their future lease payments were not probable of collection, were now probable of collection and they were restored to accrual basis accounting.  Our criteria for restoring a cash-basis tenant to accrual accounting required the tenant to demonstrate their ability to make current rental payments over the last 6 months and for that tenant to have no significant receivables as of January 31, 2022.  As a result of the change in assessment for these 3 tenants, we recorded $24,000 in lease income in the three months ended January 31, 2022 as a result of restoring those tenants' straight-line rent receivables.

During the three months ended January 31, 2022 and 2021, we recognized collectability adjustments totaling $200,000 and $2.1 million, respectively.

As of January 31, 2022, the revenue from approximately 5.6% of our tenants (based on total commercial leases) is being recognized on a cash basis.

Each reporting period, management assesses whether there are any indicators that the value of its real estate investments may be impaired and has concluded that none of its investment properties are impaired at January 31, 2022. We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and will assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we would be required to take impairment charges and such amounts could be material.  See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding our policies on impairment charges.

Index

Strategy, Challenges and Outlook

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  In addition, we have mortgage debt secured by some of our properties and a $125 million Facility.  We do not have any significant secured debt maturing until August of 2024.

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

While we have seen substantial improvement in general business conditions, the pandemic is still ongoing, with existing and new variants making the situation difficult to predict. Moreover, challenges presented by inflation, labor shortages and supply chain disruptions could present continued or new challenges for our tenants. We expect that our rent collections could continue to be below our tenants’ contractual rent obligations during this business recovery and potentially beyond. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables, the timing of which is not predictable.

As a REIT, we are susceptible to changes in interest rates, the lending environment, the availability of capital markets and the general economy.  The impacts of any changes are difficult to predict, particularly during the course of the current COVID-19 pandemic.

Transaction Highlights of Fiscal 2022; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In September 2021, we entered into a purchase and sale agreement to sell our property located in Chester, NJ to an unrelated third party for a sale price of $1.96 million as that property no longer met our investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly the Company recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. This loss has been added back to our FFO as discussed below in this Item 2. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  In December 2021, the Chester Property sale was completed and we realized an additional loss on sale of property of $8,000, which loss is included in continuing operations in the consolidated statement of income for the three months ended January 31, 2022.

•
In November 2021, we redeemed 59,819 units of UB High Ridge, LLC from noncontrolling members.  The total cash price paid for the redemptions were $1.4 million. As a result of the redemptions, our ownership percentage of High Ridge increased to 26.9% from 24.6% at October 31, 2021.

•
In December 2021, we refinanced our existing $6.5 million first mortgage payable secured by our Boonton, NJ property.  The new mortgage has a principal balance of $11 million and requires payments of principal and interest at a fixed interest rate of 3.45%.  The new mortgage matures in November 2031.

•
In February 2022, we sold one-free standing restaurant retail property located in Bloomfield, NJ, as that property no longer met our investment objectives.  The property was sold for $1.8 million and we will record a gain on sale of property in our second quarter of fiscal 2022 in the approximate amount of $550,000.

•
In February 2022, we refinanced our existing $22.8 million first mortgage secured by our Stratford, CT property.  The new mortgage has a principal balance of $35.0 million, has a term of 10 years, and requires payments of principal and interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable spread.  Concurrent with entering into the mortgage, we entered into an interest rate swap agreement with the lender as the counterparty, which converts the variable rate based on SOFR to a fixed rate of interest totaling 3.0525% per annum.

•
In February 2022, we purchased, for $33.6 million, a 186,000 square foot grocery-anchored shopping center located in Shelton, CT. We funded the purchase price with available cash and a $20 million borrowing on our Facility.

Leasing

Overview

With significant progress made in vaccinating the U.S. public and signs of business improvement, we have observed a marked increase in leasing activity, including interest from potential new tenants and tenants interested in renewing their leases. However, some of our tenants are in the early stages of a potential recovery.  Moreover, challenges presented by inflation, labor shortages and supply chain disruptions could present continued or new challenges for our tenants. As a result, we may continue to experience higher than typical vacancy rates, take longer to fill vacancies and suffer potentially lower rental rates until the recovery becomes more robust.

For the three months ended January 31, 2022, we signed leases for a total of 231,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 46,000 square feet at an average rental decrease of 4.9% on a cash basis.  Renewals for 185,000 square feet of space previously occupied were signed at an average rental increase of 2.6% on a cash basis.

Tenant improvements and leasing commissions averaged $45.89 per square foot for new leases for the three months ended January 31, 2022. We did not pay any significant tenant improvements and leasing commissions on renewal leases for the three months ended January 31, 2022. The average term for new leases was 5 years and the average term for renewal leases was 4 years.

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

The leases signed in 2022 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other reasons.

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

Valuation of Investment Properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of January 31, 2022, management does not believe that any of our investment properties are impaired based on information available to us at January 31, 2022.

Revenue Recognition
Our main source of revenue is lease income from our tenants to whom we lease space at our 78 shopping centers. The COVID-19 pandemic has caused distress for many of our tenants as some of those tenant businesses were forced to close early in the pandemic, and although most have been allowed to re-open and operate, some categories of tenants have been slower to recover.  As a result, we have many tenants who have had difficulty paying all of their contractually obligated rents and we have reached agreements with many of them to defer or abate portions of the contractual rents due under their leases with the Company.  In accordance with ASC Topic 842, where appropriate, we will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables, which would reduce lease income. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted and these future losses could be material.

Allowance for Doubtful Accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, record an allowance for doubtful accounts for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of January 31, 2022, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $2.4 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Form 10-Q.

Index
Liquidity and Capital Resources

Overview

At January 31, 2022, we had cash and cash equivalents of $24.6 million, compared to $24.1 million at October 31, 2021. Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.   For the three months ended January 31, 2022 and 2021, net cash flows from operating activities amounted to $13.5 million and $14.6 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the three months ended January 31, 2022 and 2021 totaled $9.3 million and $5.5 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.

During the first two quarters of fiscal 2021, the Board of Directors declared and the Company paid quarterly dividends that were reduced from pre-pandemic levels, as more extensively discussed under the “Impact of COVID-19” section earlier in this Item 2.  Subsequent to the end of the second quarter, the Board of Directors increased our Common and Class A Common stock dividends when compared to the reduced dividends that have been paid during the pandemic.  In December 2021, the Board of Directors further increased the annualized dividend by $0.03 per Common and Class A Common share beginning with our January 2022 dividend, which was paid on January 14, 2022.  Future determinations regarding quarterly dividends will impact the Company's short-term liquidity requirements.

In December 2021 and February 2022, we generated $16.0 million in net proceeds from refinancing two secured non-recourse first mortgages that were maturing.

In February 2022, we purchased for $33.6 million, a 186,000 square foot grocery-anchored shopping center located in Shelton, CT. We funded the purchase price with available cash predominantly generated from the aforementioned mortgage refinancings and a $20 million borrowing on our Facility.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the three months ended January 31, 2022, we paid approximately $3.0 million for property improvements, tenant improvements and leasing commission costs ($1.4 million representing property improvements, $0.8 million in property improvements related to our Stratford project and Pompton Lakes, NJ self-storage project (see paragraphs below) and approximately $0.9 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $9.0 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2022 and fiscal 2023.  This amount is inclusive of commitments for the Stratford, CT and Pompton Lakes, NJ developments discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

We have begun construction of a new self-storage facility at our Pompton Lakes, NJ property.  Our investment in this development is estimated to be $7 million, which will be funded with available cash or borrowings on our Facility.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We built one pad-site building that is leased to two retail chains and will be building another pad-site building once we receive approvals to move a cell tower to an alternate site on our property.  These two pad sites total approximately 5,200 square feet.  In addition, we built a recently opened self-storage facility of approximately 131,000 square feet, which is managed for us by a national self-storage company. The total project cost of the completed pad site and the completed self-storage facility was approximately $18.8 million (excluding land cost).  We plan on funding the development cost for the second pad site with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  The storage building is approximately 49.0% leased as of January 31, 2022.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $299.0 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of January 31, 2022 and $297.3 million in fixed-rate mortgage loans with a weighted average interest rate of 4.0% at January 31, 2022.  The mortgages are secured by 24 properties with a net book value of $506 million and have fixed rates of interest ranging from 3.4% to 4.9%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At January 31, 2022, we had 48 properties in our consolidated portfolio that were unencumbered by mortgages.

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

We currently maintain a ratio of total debt to total assets below 30.6% and a fixed charge coverage ratio of over 3.5 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 48 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At January 31, 2022, we had borrowing capacity of $124.2 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We currently have a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives us the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of Facility is March 29, 2024, with a one year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of either the Eurodollar rate plus 1.45% to 2.20% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness, including preferred stock, and additionally requires us to maintain certain debt coverage ratios. We were in compliance with such covenants at January 31, 2022. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

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

At January 31, 2022, we had no borrowings outstanding on our Facility.  In February 2022, we borrowed $20 million on the Facility to fund a portion of the purchase of a property acquisition (see Transaction Highlights of Fiscal 2022; Recent Developments above in this Item 2).

Unconsolidated Joint Venture Debt

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At January 31, 2022	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$25,000	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$18,100	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$11,300	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,801	3.38%	Aug-2026

Index
Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $13.5 million for the three months ended January 31, 2022 compared to $14.6 million in the comparable period of fiscal 2021. The net decrease in operating cash flows when compared with the corresponding prior period was primarily related to an increase of variable lease income (cost recovery income) for an under accrual adjustment in the first quarter of fiscal 2021 which increased variable lease income in the first quarter of fiscal 2021, which creates a negative variance in the first quarter of fiscal 2022.  In addition, a decrease in lease termination income in the first quarter of fiscal 2022 when compared with the first quarter of fiscal 2021 predominantly related to a tenant who occupied multiple spaces in our portfolio that closed their stores and paid a large termination payment to us in the first quarter of fiscal 2021.

Investing Activities

Net cash flows used by investing activities amounted to $234,000 for the three months ended January 31, 2022 compared to $6.2 million in the comparable period of fiscal 2021. The decrease in net cash flows used by investing activities in the three months ended January 31, 2022 when compared to the corresponding prior period was the result of expending $3.7 million less on property improvements in the first three months of fiscal 2022 when compared with the corresponding prior period and making a $2.2 million investment in a note receivable in the first three months of fiscal 2021.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $643,000 increase in net cash flows used by financing activities for the three months ended January 31, 2022 when compared to the corresponding prior period was predominantly the result of paying $3.8 million more in common stock dividends in the first quarter of fiscal 2022 when compared to the corresponding prior period as the effect of the pandemic lessened on our company and our cash flow improved.  In addition, we redeemed $1 million more in noncontrolling units from members of one of our consolidated joint ventures in the first three months of fiscal 2022 when compared to the corresponding prior period.  This decrease was offset by generating $4.5 million in mortgage proceeds in the first quarter of fiscal 2022 when we refinanced our mortgage on our Boonton, NJ property.

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

Index
Results of Operations

The following information summarizes our results of operations for the three months ended January 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended				Change Attributable to
	January 31,		Increase		Property	Properties Held In
Revenues	2022	2021	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$25,014	$24,159	$855	3.5%	$(341)	$1,196
Recoveries from tenants	9,274	9,978	(704)	(7.1)%	(127)	(577)
Uncollectable amounts in lease income	(114)	(655)	541	(82.6)%	-	541
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	(87)	(999)	912	(91.3)%	-	912
Total lease income	34,087	32,483

Lease termination	28	705	(677)	(96.0)%	-	(677)
Other income	1,440	1,089	351	32.2%	(7)	358

Operating Expenses
Property operating	7,002	6,314	688	10.9%	(84)	772
Property taxes	5,923	5,861	62	1.1%	(25)	87
Depreciation and amortization	7,144	7,519	(375)	(5.0)%	(34)	(341)
General and administrative	2,680	2,644	36	1.4%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,302	3,392	(90)	(2.7)%	-	(90)
Interest, dividends, and other investment income	55	43	12	27.9%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2022 and 2021 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 3.5% to $25.0 million for the three months ended January 31, 2022 as compared with $24.2  million in the corresponding period of 2021. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In the first three months of fiscal 2022, we sold one property totaling 9,100 square feet. In fiscal 2021, we sold two properties totaling  105,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the three months ended January 31, 2022 when compared with the corresponding period in fiscal 2021.

Properties Held in Both Periods:

Revenues

Base Rent

For properties held in both periods, base rent for the three month period ended January 31, 2022, increased by $1.2 million, when compared with the corresponding prior period.  This increase was primarily a result of new leasing completed after the first quarter of fiscal 2021 predominantly at three properties.

In the first three months of fiscal 2022, we leased or renewed approximately 231,000 square feet (or approximately 5.2% of total GLA).  At January 31, 2022, our consolidated properties were 92.6% leased (91.9% leased at October 31, 2021).

Tenant Recoveries
In the three month period ended January 31, 2022, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $577,000, when compared with the corresponding prior period.

The decrease in tenant recoveries was the result of an under accrual adjustment in the first quarter of fiscal 2021. We completed the 2020 annual reconciliations for both common area maintenance and real estate taxes in the first quarter of fiscal 2021 and those reconciliations resulted in us billing our tenants more than we had anticipated and accrued for in the prior period, which increased tenant reimbursement income in the first quarter of fiscal 2021, and caused a negative variance in the first quarter of fiscal 2022.

Uncollectable Amounts in Lease Income
In the three month period ended January 31, 2022, uncollectable amounts in lease income decreased by $541,000. In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through our first quarter of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the three months ended January 31, 2022, many of our tenants continued to see signs of business improvement as regulatory restrictions continued to relax and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined during such period when compared with the corresponding period of the prior year.

ASC Topic 842 Cash Basis Lease Income Reversals
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of January 31, 2022, 28 of these 89 tenants are no longer tenants in the Company's properties. During the fourth quarter of fiscal 2021, we restored 13 of the original 89 tenants to accrual-basis revenue recognition, and we restored an additional 3 tenants to accrual-basis accounting in the three months ended January 31, 2022. The tenants that were restored to accrual-basis accounting had paid all of their billed rents for six consecutive months and had no significant unpaid billings outstanding when restored to accrual-basis accounting. As a result of the restoration of the 3 tenants, we recorded $24,000 in straight-line rent in the three months ended January 31, 2022. As of January 31, 2022, 45 tenants continue to be accounted for on a cash basis, or approximately 5.6% of our tenants.  Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Expenses

Property Operating
In the three month period ended January 31, 2022, property operating expenses increased by $772,000. This was primarily a result of having higher common area maintenance expenses in the three months of fiscal 2022 when compared with the corresponding prior period related to snow removal, environmental remediation costs and management costs.

Property Taxes
In the three month period ended January 31, 2022, property tax expenses were relatively unchanged when compared with the corresponding prior period.

Interest
In the three month period ended January 31, 2022, interest expenses were relatively unchanged when compared with the corresponding prior period.

Depreciation and Amortization
In the three month period ended January 31, 2022, depreciation and amortization decreased by $341,000 when compared with the corresponding prior period. This decrease was the result of a write-off of tenant improvements related to a tenant that vacated six locations in our portfolio in the first quarter of fiscal 2021.

General and Administrative Expenses
In the three month period ended January 31, 2022, general and administrative expenses were relatively unchanged when compared with the corresponding prior period.

Index
Funds from Operations

We consider FFO to be an additional measure of our operating performance.  We report FFO in addition to net income applicable to common stockholders and net cash provided by operating activities.  Management has adopted the definition suggested by The National Association of Real Estate Investment Trusts (“NAREIT”) and defines FFO to mean net income (computed in accordance with GAAP), excluding gains or losses from sales of property, plus real estate-related depreciation and amortization and after adjustments for unconsolidated joint ventures.

Management considers FFO to be a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the company’s real estate assets diminishes predictably over time, and industry analysts have accepted FFO as a performance measure.  FFO is presented to assist investors in analyzing the performance of the company.  It is helpful as it excludes various items included in net income that are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization.  However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the three months ended January 31, 2022 and 2021 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Three Months Ended
	January 31,
	2022	2021
Net Income Applicable to Common and Class A Common Stockholders	$5,397	$4,479

Real property depreciation	5,738	5,702
Amortization of tenant improvements and allowances	991	1,315
Amortization of deferred leasing costs	397	476
Depreciation and amortization on unconsolidated joint ventures	375	375
(Gain)/loss on sale of property	(2)	28

Funds from Operations Applicable to Common and Class A Common Stockholders	$12,896	$12,375

FFO amounted to $12.9 million in the three months ended January 31, 2022 compared to $12.4 million in the corresponding period of fiscal 2021.  The net increase in FFO is attributable, among other things to:

Increases:

•	An increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2021 predominantly at three properties.
•
A decrease in uncollectable amounts in lease income of $542,000 in the three months ended January 31, 2022, when compared with the corresponding prior period.  We significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the onset of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through our first quarter of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the three months ended January 31, 2022, many of our tenants continued to see signs of business improvement as regulatory restrictions continued to relax and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined during such period when compared with the corresponding period of the prior year.

•
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020. ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of January 31, 2022, 28 of these 89 tenants are no longer tenants in the Company's properties. During the fourth quarter of fiscal 2021, we restored 13 of the original 89 tenants to accrual-basis revenue recognition, and we restored an additional 3 tenants to accrual-basis accounting in the three months ended January 31, 2022. The tenants that were restored to accrual-basis accounting had paid all of their billed rents for six consecutive months and had no significant unpaid billings outstanding when restored to accrual-basis accounting. As a result of the restoration of the 3 tenants, we recorded $24,000 in straight-line rent in the three months ended January 31, 2022. As of January 31, 2022, 45 tenants continue to be accounted for on a cash basis, or approximately 5.6% of our tenants.  Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Decreases:

•
A $677,000 decrease in lease termination income in the first quarter of fiscal 2022, when compared with the corresponding prior period, primarily as a result of a multi-site lease buyout in the first quarter of fiscal 2021 from one tenant that had occupied multiple spaces in our portfolio.

•
A decrease in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in the first quarter of fiscal 2021, which increased revenue in the first quarter of fiscal 2021 and caused a negative variance in the first quarter of fiscal 2022.

•	A $474,000 increase in management costs related to additional staff bonus and compensation in the first quarter of fiscal 2022, when compared to the corresponding prior period.

Index

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

We use Same Property NOI internally as a performance measure, and we believe Same Property NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Our management also uses Same Property NOI to evaluate property level performance and to make decisions about resource allocations. Further, we believe Same Property NOI is useful to investors as a performance measure because, when compared across periods, Same Property NOI reflects the impact on operations from trends in occupancy rates, rental rates and operating costs on an unleveraged basis, providing perspective not immediately apparent from income from continuing operations. Same Property NOI excludes certain components from net income attributable to Urstadt Biddle Properties Inc. in order to provide results that are more closely related to a property’s results of operations. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Same Property NOI presented by us may not be comparable to Same Property NOI reported by other REITs that define Same Property NOI differently.

	Three Months Ended January 31,
	2022	2021	% Change
Same Property Operating Results:

Number of Properties (Note 1)	74

Revenue (Note 2)
Base Rent (Note 3)	$24,583	$24,210	1.5%
Uncollectable amounts in lease income	(113)	(654)	(82.7)%
ASC Topic 842 cash-basis lease income reversal-same property	(59)	(999)	(94.1)%
Recoveries from tenants	9,274	9,851	(5.9)%
Other property income	336	48	600.0%
	34,021	32,456	4.8%

Expenses
Property operating	3,806	3,801	0.1%
Property taxes	5,913	5,830	1.4%
Other non-recoverable operating expenses	497	399	24.6%
	10,216	10,030	1.9%

Same Property Net Operating Income	$23,805	$22,426	6.1%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Other reconciling items:
Other non same-property net operating income	(4)	399
Other Interest income	125	108
Other Dividend Income	-	-
Consolidated lease termination income	28	704
Consolidated amortization of above and below market leases	174	110
Consolidated straight line rent income	5	(568)
Equity in net income of unconsolidated joint ventures	267	350
Taxable REIT subsidiary income/(loss)	186	380
Solar income/(loss)	(211)	(154)
Storage income/(loss)	526	253
Unrealized holding gains arising during the periods	-	-
Gain on sale of marketable securities	-	-
Interest expense	(3,302)	(3,392)
General and administrative expenses	(2,680)	(2,644)
Uncollectable amounts in lease income	(113)	(654)
Uncollectable amounts in lease income - same property	113	654
ASC Topic 842 cash-basis lease income reversal	(87)	(999)
ASC Topic 842 cash-basis lease income reversal-same property	59	999
Directors fees and expenses	(107)	(109)
Depreciation and amortization	(7,144)	(7,518)
Adjustment for intercompany expenses and other	(1,921)	(1,513)

Total other -net	(14,086)	(13,594)
Income from continuing operations	9,719	8,832	10.0%
Gain (loss) on sale of real estate	2	(28)
Net income	9,721	8,804	10.4%
Net income attributable to noncontrolling interests	(911)	(912)
Net income attributable to Urstadt Biddle Properties Inc.	$8,810	$7,892	11.6%

Same Property Operating Expense Ratio (Note 4)	95.4%	102.3%	(6.9)%

Note 1 - Includes only properties owned for the entire period of both periods presented.

Note 2 - Excludes straight line rent, above/below market lease rent, lease termination income.

Note 3 - Base rents for the three months ended January 31, 2022 and 2021 are reduced by approximately $51,000 and $400,000, respectively, in rents that were deferred and approximately $23,000 and $1.0 million, respectively, in rents that were abated because of COVID-19. Base rents for the three months ended January 31, 2022 and 2021, are increased by approximately $287,000 and $695,000, respectively, in COVID-19 deferred rents that were billed and collected in those periods.

Note 4 -Represents the percentage of property operating expense and real estate tax.

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of January 31, 2022, we had total mortgage debt of $297.3 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of January 31, 2022, we had nine open derivative financial instruments.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  We have good working relationships with each of the lenders to our notes, who are also the counterparties to our swap contracts.  We understand from our lenders and counterparties that their goal is to have the replacement reference rate under the notes match the replacement rates in the swaps.  If this were achieved, we believe there would be no effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our promissory notes or our swap contracts will cease to be published, we cannot be sure how the replacement rate event will conclude.  Until we have more clarity from our lenders and counterparties, we cannot be certain of the impact on the Company. See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A in our October 31, 2021 Annual Report on Form 10-K for more information.
At January 31, 2022, we had no outstanding borrowings on our Facility, which bears interest at Libor plus 1.45%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended January 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Following on its initial December 2013 authorization, in June 2017, our Board of Directors re-approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  The Current Repurchase Program was announced on June 9, 2017.  For the three month period ended January 31, 2022, the Company did not repurchase any stock under the Current Repurchase Program.

In addition, from time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.

Index

Item 6.  Exhibits

10.1	Form of Indemnification Agreement between Company and Directors and Officers*#

10.2	Form of Amended and Restated Change in Control Agreement between Company and Officers*#

31.1	Certification of the Chief Executive Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32	Certification of the Chief Executive Officer and Chief Financial Officer of Urstadt Biddle Properties Inc. pursuant to Section 906 of Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Management contract, compensation plan arrangement.
*	Filed herewith.
**	Furnished herewith.

Index
S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: March 11, 2022	and Principal Accounting Officer