Form 10-Q
period 2022-04-30
URSTADT BIDDLE PROPERTIES INC
filed 2022-06-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 3, 2022 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,264,968 Common Shares, par value $.01 per share, and 30,162,196 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30, 2022	October 31, 2021
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,180,269	$1,148,382
Less: Accumulated depreciation	(290,489)	(278,605)
	889,780	869,777
Investments in and advances to unconsolidated joint ventures	29,043	29,027
	918,823	898,804

Cash and cash equivalents	15,893	24,057
Tenant receivables-net	22,363	23,806
Prepaid expenses and other assets	30,225	19,175
Deferred charges, net of accumulated amortization	9,352	8,010
Total Assets	$996,656	$973,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$10,000	$-
Mortgage notes payable and other loans	306,079	296,449
Accounts payable and accrued expenses	5,879	11,443
Deferred compensation – officers	48	62
Other liabilities	23,050	22,599
Total Liabilities	345,056	330,553

Redeemable Noncontrolling Interests	63,906	67,395

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,264,968 and 10,153,689 shares issued and outstanding	104	103
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 30,162,196 and 30,073,807 shares issued and outstanding	302	301
Additional paid in capital	529,845	528,713
Cumulative distributions in excess of net income	(175,031)	(170,493)
Accumulated other comprehensive income (loss)	7,474	(7,720)
Total Stockholders' Equity	587,694	575,904
Total Liabilities and Stockholders' Equity	$996,656	$973,852

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021

Revenues
Lease income	$68,743	$64,278	$34,656	$31,795
Lease termination	60	705	32	-
Other	2,752	2,220	1,312	1,131
Total Revenues	71,555	67,203	36,000	32,926

Expenses
Property operating	13,449	12,449	6,447	6,135
Property taxes	11,811	11,776	5,888	5,915
Depreciation and amortization	14,716	14,710	7,572	7,192
General and administrative	5,188	4,737	2,508	2,093
Directors' fees and expenses	201	198	94	89
Total Operating Expenses	45,365	43,870	22,509	21,424

Operating Income	26,190	23,333	13,491	11,502

Non-Operating Income (Expense):
Interest expense	(6,564)	(6,733)	(3,262)	(3,341)
Equity in net income from unconsolidated joint ventures	590	660	323	310
Gain (loss) on sale of property	768	406	766	434
Interest, dividends and other investment income	161	96	106	53
Net Income	21,145	17,762	11,424	8,958

Noncontrolling interests:
Net income attributable to noncontrolling interests	(1,814)	(1,837)	(903)	(925)
Net income attributable to Urstadt Biddle Properties Inc.	19,331	15,925	10,521	8,033
Preferred stock dividends	(6,825)	(6,825)	(3,412)	(3,412)

Net Income Applicable to Common and Class A Common Stockholders	$12,506	$9,100	$7,109	$4,621

Basic Earnings Per Share:
Per Common Share:	$0.30	$0.21	$0.17	$0.11
Per Class A Common Share:	$0.33	$0.24	$0.19	$0.12

Diluted Earnings Per Share:
Per Common Share:	$0.29	$0.21	$0.17	$0.11
Per Class A Common Share:	$0.32	$0.24	$0.18	$0.12

Dividends Per Share:
Common	$0.429	$0.25	$0.2145	$0.125
Class A Common	$0.475	$0.28	$0.2375	$0.14

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021

Net Income	$21,145	$17,762	$11,424	$8,958

Other comprehensive income (loss):
Change in unrealized gains on interest rate swaps	13,691	5,006	10,220	3,507
Change in unrealized gains on interest rate swaps-equity investees	1,503	728	1,151	470

Total comprehensive income (loss)	36,339	23,496	22,795	12,935
Comprehensive income attributable to noncontrolling interests	(1,814)	(1,837)	(903)	(925)

Total comprehensive income (loss) attributable to Urstadt Biddle Properties Inc.	34,525	21,659	21,892	12,010
Preferred stock dividends	(6,825)	(6,825)	(3,412)	(3,412)
Total comprehensive income (loss) applicable to Common and Class A Common Stockholders	$27,700	$14,834	$18,480	$8,598

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended April 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$21,145	$17,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,716	14,710
Straight-line rent adjustment	55	2,331
Provision for tenant credit losses	161	3,271
(Gain)/loss on sale of property	(768)	(406)
Restricted stock compensation expense and other adjustments	1,627	1,932
Deferred compensation arrangement	(14)	21
Equity in net (income) of unconsolidated joint ventures	(590)	(660)
Distributions of operating income from unconsolidated joint ventures	590	660
Changes in operating assets and liabilities:
Tenant receivables	1,227	(2,786)
Accounts payable and accrued expenses	537	1,221
Other assets and other liabilities, net	(3,803)	(3,439)
Net Cash Flow Provided by Operating Activities	34,883	34,617

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(33,161)	-
Proceeds from sale of property	4,400	4,035
Improvements to properties and deferred charges	(6,263)	(11,621)
Investment in note receivable	-	(1,621)
Return of capital from unconsolidated affiliates	1,543	104
Net Cash Flow (Used in) Investing Activities	(33,481)	(9,103)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(18,673)	(10,973)
Dividends paid -- Preferred Stock	(6,825)	(6,825)
Principal amortization repayments on mortgage notes payable	(3,489)	(3,400)
Repayment of mortgage note payable	(32,412)	-
Proceeds from mortgage note payable	46,000	-
Proceeds from revolving credit facility	20,000	-
Repayment of revolving credit facility	(10,000)	-
Acquisitions of noncontrolling interests	(1,860)	(4,566)
Distributions to noncontrolling interests	(1,814)	(1,837)
Payment of taxes on shares withheld for employee taxes	(590)	(320)
Net proceeds from the issuance of Common and Class A Common Stock	97	58
Net Cash Flow (Used in) Financing Activities	(9,566)	(27,863)

Net Increase/(Decrease) In Cash and Cash Equivalents	(8,164)	(2,349)
Cash and Cash Equivalents at Beginning of Period	24,057	40,795

Cash and Cash Equivalents at End of Period	$15,893	$38,446

Supplemental Cash Flow Disclosures:
Interest Paid	$6,199	$6,669

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Six Months Ended April 30, 2022 and 2021
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,153,689	$103	30,073,807	$301	$528,713	$(170,493)	$(7,720)	$575,904
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	12,506	-	12,506
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	15,194	15,194
Cash dividends paid :
Common stock ($0.429 per share)	-	-	-	-	-	-	-	-	-	(4,403)	-	(4,403)
Class A common stock ($0.475 per share)	-	-	-	-	-	-	-	-	-	(14,270)	-	(14,270)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,779	-	3,369	-	97	-	-	97
Shares issued under restricted stock plan	-	-	-	-	109,500	1	149,000	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(27,680)	-	(590)	-	-	(590)
Forfeiture of restricted stock	-	-	-	-	-	-	(36,300)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,627	-	-	1,627
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	1,629	-	1,629
Balances - April 30, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,968	$104	30,162,196	$302	$529,845	$(175,031)	$7,474	$587,694

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,073,652	$102	29,996,305	$300	$526,027	$(164,651)	$(15,707)	$571,071
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	9,100	-	9,100
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	5,734	5,734
Cash dividends paid :
Common stock ($0.25per share)	-	-	-	-	-	-	-	-	-	(2,545)	-	(2,545)
Class A common stock ($0.28 per share)	-	-	-	-	-	-	-	-	-	(8,428)	-	(8,428)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,503	-	2,334	-	58	-	-	58
Shares issued under restricted stock plan	-	-	-	-	105,850	1	125,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,249)	-	(319)	-	-	(319)
Forfeiture of restricted stock	-	-	-	-	-	-	(400)	-	-	-		-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,931	-	-	1,931
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(8,575)	-	(8,575)
Balances - April 30, 2021	4,600,000	$115,000	4,400,000	$110,000	10,181,005	$103	30,100,790	$301	$527,695	$(175,099)	$(9,973)	$568,027

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended April 30, 2022 and 2021
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - January 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,037	$104	30,161,094	$302	$528,807	$(174,940)	$(3,897)	$575,376
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	7,109	-	7,109
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	11,371	11,371
Cash dividends paid :
Common stock ($0.2145 per share)	-	-	-	-	-	-	-	-	-	(2,202)	-	(2,202)
Class A common stock ($0.2375 per share)	-	-	-	-	-	-	-	-	-	(7,163)	-	(7,163)
Issuance of shares under dividend reinvestment plan	-	-	-	-	931	-	1,802	-	49	-	-	49
Forfeiture of restricted stock	-	-	-	-	-	-	(700)	-	-	-	-	-
Repurchase of Common and Class A Common stock					-	-	-	-	-			-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	989	-	-	989
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	2,165	-	2,165
Balances - April 30, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,968	$104	30,162,196	$302	$529,845	$(175,031)	$7,474	$587,694

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - January 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,180,308	$103	30,100,161	$301	$526,721	$(170,543)	$(13,950)	$567,632
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	4,621	-	4,621
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	3,977	3,977
Cash dividends paid :
Common stock ($0.125 per share)	-	-	-	-	-	-	-	-	-	(1,273)	-	(1,273)
Class A common stock ($0.14 per share)	-	-	-	-	-	-	-	-	-	(4,214)	-	(4,214)
Issuance of shares under dividend reinvestment plan	-	-	-	-	697	-	1,029	-	29	-	-	29
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	(400)	-	-	-	-	-
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	945	-	-	945
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(3,690)	-	(3,690)
Balances - April 30, 2021	4,600,000	$115,000	4,400,000	$110,000	10,181,005	$103	30,100,790	$301	$527,695	$(175,099)	$(9,973)	$568,027

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At April 30, 2022, the Company owned or had equity interests in 77 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of April 30, 2022 all of our tenants’ businesses are operating normally. We have seen foot traffic, retail activity and general business conditions for most of our tenants essentially return to pre-pandemic levels. The pandemic is still ongoing, however, with existing and new variants making the situation difficult to predict.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and six months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2021.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of April 30, 2022. As of April 30, 2022, the fiscal tax years 2018 through and including 2021 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of April 30, 2022, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At April 30, 2022, the Company had approximately $157.3 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a weighted-average fixed annual rate of 3.74% per annum. As of April 30, 2022 and October 31, 2021, the Company had a deferred liability of $637,000 and $6.7 million, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages. As of April 30, 2022 and October 31, 2021, the Company had deferred assets of  $8.1 million and $515,000, respectively (included in other assets on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At April 30, 2022, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of $7.4 million, inclusive of the Company's share of accumulated comprehensive income/losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2021, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $7.7 million, inclusive of the Company's share of accumulated comprehensive income/losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of April 30, 2022, management does not believe that the value of any of its real estate investments is impaired.

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

In September 2021, the Company entered into a purchase and sale agreement to sell its property located in Chester, NJ (the "Chester Property"), to an unrelated third party for a sale price of $1.96 million as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly the Company recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Chester Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2021.  In December 2021, the Chester Property sale was completed and the Company realized an additional loss on sale of property of $8,000, which loss is included in operations in the consolidated statement of income for the six months ended April 30, 2022.

In February 2022, the Company sold its property located in Bloomfield, NJ (the "Bloomfield Property") to an unrelated third party for a sale price of $1.8 million, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, "Contracts with Customers," the Company recorded a gain on sale in the amount of $544,000, which gain is included in continuing operations in its consolidated income statements for the three and six month periods ended April 30, 2022, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In March 2022, the Company sold its property located in Unionville, CT (the "Unionville Property") to an unrelated third party for a sale price of $950,000, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, "Contracts with Customers," the Company recorded a gain on sale in the amount of $203,000, which gain is included in continuing operations in its consolidated income statements for the three and six month periods ended April 30, 2022, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

The operating results of the Chester Property, the Bloomfield Property and the Unionville Property, which are included in  operations is as follows (amounts in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
Revenues	$46	$98	$8	$52
Property operating expense	(27)	(37)	(9)	(21)
Depreciation and amortization	(14)	(53)	(2)	(26)
Net Income (Loss)	$5	$8	$(3)	$5

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

COVID-19 Pandemic

Beginning in March 2020, many of the Company's properties were negatively impacted by the COVID-19 pandemic, as state governments mandated restrictions on the operation of non-essential businesses to prevent the spread of COVID-19, forcing many of our tenants’ businesses to close or reduce operations.  As public health and business conditions in the areas where our properties are located have generally improved, rent relief requests have greatly decreased and our properties have largely returned to normal operations. The primary strategy of the Company with respect to rent concession requests was to defer some portion of rents due for the months of April 2020 through the beginning of fiscal 2021 to be paid over a later part of the lease, preferably within a period of one year or less. In some instances, however, the Company determined that it was more appropriate to abate some portion of base rents. Most of the base rent deferrals or abatements entered into with tenants in the second half of fiscal 2021 and the first quarter of fiscal 2022 are additional deferrals or abatements for tenants who received prior rent concessions.

From the onset of COVID-19 through April 30, 2022, the Company completed 290 lease modifications, consisting of base rent deferrals totaling $4.0 million and rent abatements totaling $4.7 million. Included in the aforementioned amounts were 1 and 11 rent deferrals and 2 and 29 rent abatements, which deferred $87,000 and $426,000 and abated $156,000 and $2.3 million of base rents in the six months ended April 30, 2022 and 2021, respectively.

Included in the aforementioned amounts were  1 and 2 rent deferrals and 1 and 6 rent abatements, which deferred $37,000 and $26,000 and abated $33,000 and $287,000 of base rents in the three months ended April 30, 2022 and 2021, respectively.

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

Tenant Receivables

During the early days of the pandemic, the actions taken by federal, state and local governments to mitigate the spread of COVID-19, initially by ordering closures of non-essential businesses and ordering residents to generally stay at home, and subsequent phased re-openings resulted in many of our tenants temporarily or even permanently closing their businesses, and for some, it has impacted their ability to pay rent.

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash-basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash-basis accounting in accordance with ASC Topic 842.

We did not convert any additional tenants to cash-basis accounting in the second half of fiscal 2021 or the three and six months ended April 30, 2022.  As of April 30, 2022, 32 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash-basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash-basis revenue recognition. In the six and three month periods ended April 30, 2021, the Company reversed straight-line rent revenue in the amount of $1.3 million and $814,000, respectively, related to tenants converted to cash-basis revenue recognition.

During the six and three month periods ended April 30, 2022, we restored 8 and 5 of the original 89 tenants, respectively, to accrual-basis revenue recognition as those tenants paid all of their billed rents for six consecutive months and have no significant unpaid billings as of April 30, 2022.  When a tenant is restored to accrual-basis revenue recognition, the Company records revenue on the straight-line basis.  As such the Company restored straight-line rent revenue in the six and three month periods ended April 30, 2022 in the amounts of $50,098 and $26,000, respectively, for these tenants.  The Company did not restore any tenants to accrual basis accounting in the six and three month periods ended April 30, 2021.

As of April 30, 2022, the Company is recording lease income on a cash basis for approximately 4.0% of our tenants in accordance with ASC Topic 842.

During the six and three month periods ended April 30, 2022, we recognized collectability adjustments totaling $160,000 and $(40,000), respectively.  During the six and three month periods ended April 30, 2021, we recognized collectability adjustments totaling $4.5 million and $2.4 million, respectively.

At April 30, 2022 and October 31, 2021, $19,570,000 and $19,670,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectable as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable. Such allowances are reviewed periodically. At April 30, 2022 and October 31, 2021, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $6,886,000 and $7,469,000, respectively. Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
Numerator
Net income applicable to common stockholders – basic	$2,768	$1,986	$1,574	$1,009
Effect of dilutive securities:
Restricted stock awards	85	37	52	25
Net income applicable to common stockholders – diluted	$2,853	$2,023	$1,626	$1,034

Denominator
Denominator for basic EPS – weighted average common shares	9,327	9,250	9,328	9,250
Effect of dilutive securities:
Restricted stock awards	424	248	465	353
Denominator for diluted EPS – weighted average common equivalent shares	9,751	9,498	9,793	9,603

Numerator
Net income applicable to Class A common stockholders-basic	$9,738	$7,114	$5,535	$3,612
Effect of dilutive securities:
Restricted stock awards	(85)	(37)	(52)	(25)
Net income applicable to Class A common stockholders – diluted	$9,653	$7,077	$5,483	$3,587

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,637	29,583	29,614	29,576
Effect of dilutive securities:
Restricted stock awards	163	84	217	188
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,800	29,667	29,831	29,764

Segment Reporting
The Company's primary business is the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers, anchored by supermarkets, pharmacy/drug-stores and wholesale clubs, with a concentration in the metropolitan tri-state area of the City of New York. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of base rental income and tenant reimbursement income, less rental expenses and real estate taxes. Only one of the Company’s properties, located in Stamford, CT (“Ridgeway”), is considered significant as its revenue is in excess of 10% (in fiscal 2021) of the Company’s consolidated total revenues and accordingly is a reportable segment. The Company has aggregated the remainder of its properties as they share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in the same major metropolitan area, and have similar tenant mixes.

Ridgeway is located in Stamford, Connecticut and was developed in the 1950’s and redeveloped in the mid-1990’s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut.

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
Ridgeway Revenues	9.8%	10.4%	9.7%	10.7%
All Other Property Revenues	90.2%	89.6%	90.3%	89.3%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	April 30, 2022	October 31, 2021
Ridgeway Assets	6.3%	6.3%
All Other Property Assets	93.7%	93.7%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and six months ended April 30, 2022 or the year ended October 31, 2021.

	April 30, 2022	October 31, 2021
Ridgeway Percent Leased	92%	92%

Index

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
The Stop & Shop Supermarket Company	21%	21%	21%	21%
Bed, Bath & Beyond	15%	15%	15%	15%
Marshall’s Inc.	11%	11%	11%	11%
All Other Tenants at Ridgeway (Note 2)	53%	53%	53%	53%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Six Months Ended April 30, 2022			Three Months Ended April 30, 2022
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$7,114	$64,441	$71,555	$3,475	$32,525	$36,000
Property Operating Expenses	$2,269	$22,991	$25,260	$1,126	$11,209	$12,335
Interest Expense	$800	$5,764	$6,564	$382	$2,880	$3,262
Depreciation and Amortization	$1,145	$13,571	$14,716	$624	$6,948	$7,572
Net Income	$2,900	$18,245	$21,145	$1,343	$10,081	$11,424

Income Statements (In Thousands):	Six Months Ended April 30, 2021			Three Months Ended April 30, 2021
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$6,989	$60,214	$67,203	$3,528	$29,398	$32,926
Property Operating Expenses	$2,301	$21,924	$24,225	$1,147	$10,903	$12,050
Interest Expense	$819	$5,914	$6,733	$391	$2,950	$3,341
Depreciation and Amortization	$1,172	$13,538	$14,710	$592	$6,600	$7,192
Net Income	$2,697	$15,065	$17,762	$1,398	$7,560	$8,958

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of April 30, 2022.

Index

(2) REAL ESTATE INVESTMENTS

In February 2022, the Company purchased the Shelton Square Shopping Center ("Shelton") for $33.6 million (exclusive of closing costs).  Shelton is a 186,000 square foot grocery-anchored Shopping Center located in Shelton, CT. The Company funded the purchase with available cash, borrowings on our unsecured revolving credit facility (the "Facility") and proceeds from mortgage borrowings.

The Company accounted for the purchase of Shelton as an asset acquisition and allocated the total consideration transferred for the acquisition, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company’s purchase price allocation for the property acquired during the six months ended April 30, 2022 (in thousands).

Shelton
Assets:
Land	$9,568
Building and improvements	$21,803
In-place leases	$2,190
Above market leases	$1,179

Liabilities:
In-place leases	$-
Below Market Leases	$1,081

The value of above and below market leases are amortized as a reduction/increase to base rental revenue over the term of the respective leases.  The value of in-place leases described above are amortized as an expense over the terms of the respective leases.

Index
(3) UNSECURED REVOLVING CREDIT FACILITY AND MORTGAGE NOTES PAYABLE

The Company has a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of the Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Eurodollar rate plus 1.45% to 2.20% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at April 30, 2022. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

In December 2021, the Company refinanced its existing $6.5 million first mortgage secured by our Boonton, NJ property.  The new mortgage has a principal balance of $11.0 million, a term of 10 years, and requires payments of principal and interest at a fixed rate of 3.45%.

In February 2022, the Company refinanced its existing $22.8 million first mortgage secured by The Dock Shopping Center in Stratford, CT.  The new mortgage has a principal balance of $35.0 million, a term of 10 years, and requires payments of principal and interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable spread.  Concurrent with entering into the mortgage, the Company entered into an interest rate swap agreement with the lender as the counterparty, which converts the variable rate based on SOFR to a fixed rate of interest totaling 3.0525% per annum.

In March 2022, the Company repaid with available cash its existing $3.1 million first mortgage secured by the Van Houten Shopping Center in Passaic, NJ.

Index

(4) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in four joint ventures, UB Orangeburg, LLC ("Orangeburg"), McLean Plaza Associates, LLC ("McLean") and UB Dumont I, LLC ("Dumont"), each of which owns a commercial retail property, and UB High Ridge, LLC ("High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these four joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810 "Consolidation".  The Company’s investment in these consolidated joint ventures is more fully described below:

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.8% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since acquiring its initial interest in Orangeburg, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of April 30, 2022 the Company's ownership percentage has increased to 43.8% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 26.9% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests from non-managing members totaling $9.7 million and has contributed $1.5 million in additional equity to the venture through April 30, 2022.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge Center"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge Center is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.36% of their invested capital.

Dumont

The Company is the managing member and owns a 36.4% interest in Dumont.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through April 30, 2022.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.1% of their invested capital.

New City

In March 2022, the Company redeemed the remaining noncontrolling interests in New City for $502,000. After the redemption the Company's ownership of New City increased from 84.3% to 100.0%. New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge and Dumont have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company, shares of its Class A Common stock at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the six months ended April 30, 2022 and 2021, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(1.6) million and $8.6 million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the six months ended April 30, 2022 and the fiscal year ended October 31, 2021 (amounts in thousands):

	April 30, 2022	October 31, 2021
Beginning Balance	$67,395	$62,071
Change in Redemption Value	(1,629)	10,450
Partial Redemption of High Ridge Noncontrolling Interest	(1,358)	(5,126)
Redemption of New City Noncontrolling Interest	(502)	-

Ending Balance	$63,906	$67,395

Index

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At April 30, 2022 and October 31, 2021 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	April 30, 2022	October 31, 2021
Chestnut Ridge Shopping Center (50%)	$11,623	$12,188
Gateway Plaza (50%)	6,717	6,845
Putnam Plaza Shopping Center (66.67%)	4,272	3,231
Midway Shopping Center, L.P. (11.79%)	3,828	3,982
Applebee's at Riverhead (50%)	1,880	2,058
81 Pondfield Road Company (20%)	723	723
Total	$29,043	$29,027

Chestnut Ridge Shopping Center

The Company, through a wholly-owned subsidiary, owns a 50% undivided tenancy-in-common interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly-owned subsidiaries, owns a 50% undivided tenancy-in-common interest in Gateway Plaza Shopping Center ("Gateway") and Applebee's Plaza ("Applebee's").  Both properties are located in Riverhead, New York. Gateway, a 198,500 square foot shopping center, is anchored by a 168,000 square foot Walmart, which also has 27,000 square feet of in-line space that is leased and a 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free-standing Applebee’s restaurant and a 7,200 square foot pad site that is leased.

Gateway is subject to an $10.9 million non-recourse first mortgage.  The mortgage matures on March 1, 2024 and requires payments of principal and interest at a fixed rate of interest of 4.2% per annum.

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

Midway is subject to a non-recourse first mortgage in the amount of $24.2 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

Equity Method of Accounting

The Company accounts for the above investments under the equity method of accounting since it exercises significant influence, but does not control the joint ventures.  The other venturers in the joint ventures have substantial participation rights in the financial decisions and operation of the ventures or properties, which preclude the Company from consolidating the investments. The Company has evaluated its investment in the joint ventures and has concluded that the joint ventures are not VIE's. Under the equity method of accounting, the initial investment is recorded at cost as an investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions from the venture. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets of the venture is evaluated for impairment periodically.

Index

(6) LEASES

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

The following table provides a disaggregation of lease income recognized during the six and three month periods ended April 30, 2022 and 2021, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Six Months Ended April 30,		Three Months Ended April 30,
	2022	2021	2022	2021
Operating lease income:
Fixed lease income (Base Rent)	$50,850	$48,468	$26,011	$24,404
Variable lease income (Recoverable Costs)	17,657	18,792	8,383	8,814
Other lease related income, net:
Above/below market rent amortization	396	289	222	194
Uncollectible amounts in lease income	(151)	(1,379)	(38)	(724)
ASC Topic 842 cash basis lease income reversal	(9)	(1,892)	78	(893)

Total lease income	$68,743	$64,278	$34,656	$31,795

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2022 (a)	$48,464
2023	88,489
2024	77,717
2025	66,021
2026	57,564
Thereafter	246,137
Total	$584,392

(a) The future minimum rental income for fiscal 2022 includes amounts due between May 1, 2022 through October 31, 2022.

Index

(7)  STOCKHOLDERS’ EQUITY

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

During the six months ended April 30, 2022, the Company awarded 109,500 shares of Common Stock and 149,000 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2022 was approximately $5.2 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of April 30, 2022, and changes during the six months ended April 30, 2022 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2021	927,800	$17.08	521,700	$20.12
Granted	109,500	$18.47	149,000	$21.32
Vested	(103,100)	$18.30	(87,100)	$23.45
Forfeited	-	$-	(36,300)	$19.49
Non-vested at April 30, 2022	934,200	$17.11	547,300	$19.96

As of April 30, 2022, there was $14.5 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.9 years. For the six months ended April 30, 2022 and 2021, amounts charged to compensation expense totaled $1,607,000 and $1,949,000, respectively. For the three months ended April 30, 2022 and 2021, amounts charged to compensation expense totaled $989,000 and $964,000, respectively.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2021 and April 30, 2022, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2022

Assets:
Interest Rate Swap Agreement	$8,107	$-	$8,107	$-

Liabilities:
Interest Rate Swap Agreement	$637	$-	$637	$-
Redeemable noncontrolling interests	$63,906	$18,701	$44,659	$546

October 31, 2021

Assets:
Interest Rate Swap Agreement	$515	$-	$515	$-

Liabilities:
Interest Rate Swap Agreement	$6,735	$-	$6,735	$-
Redeemable noncontrolling interests	$67,395	$20,283	$46,566	$546

Index

(9) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At April 30, 2022, the Company had commitments of approximately $11.9 million for capital improvements to its properties and tenant-related obligations.

(10) SUBSEQUENT EVENTS

 On June 6, 2022, the Board of Directors of the Company declared cash dividends of $0.2145 for each share of Common Stock and $0.2375 for each share of Class A Common Stock.  The dividends are payable on July 15, 2022 to stockholders of record on July 1, 2022.

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

At April 30, 2022, we owned or had equity interests in 77 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”), which include equity interests in four consolidated joint ventures and six unconsolidated joint ventures. Of the properties owned by wholly-owned subsidiaries or consolidated joint venture entities, approximately 92.1% of the GLA was leased (91.9% at October 31, 2021).  Of the properties owned by unconsolidated joint ventures, approximately 94.0% of the GLA was leased (93.9% at October 31, 2021).  In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of April 30, 2022, the self-storage facility had 57,389 of available GLA, which was 97.7% leased.  The rent per available square foot was $32.03.  As discussed later in this Item 2, we have also developed a second self-storage facility located in Stratford, CT with 90,000 square feet of available GLA.  The Stratford facility has been operational for approximately 15 months and is 61.4% leased.  We have also begun construction of a third self-storage facility at our Pompton Lakes, NJ property and our anticipated investment to develop the facility is approximately $7 million.

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

Impact of COVID-19

The spread of COVID-19 has had and may continue to have a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the northeast region in which our properties are located, and the broader financial markets. Nearly every industry was impacted directly or indirectly, and the U.S. market came under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.  During the early part of the pandemic, these containment measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, thereby limiting the operations of different categories of our tenants to varying degrees.  These restrictions have been lifted as the COVID-19 situation in the tri-state area has significantly improved since the early days of the pandemic and businesses are now permitted to open at full capacity.

Compared to the early days of the COVID-19 pandemic, we have seen foot traffic, retail activity and general business conditions for most of our tenants essentially return to pre-pandemic levels. For a number of our tenants that operate businesses involving high contact interactions with their customers, such as dry cleaners and some small format fitness tenants, the negative impact of COVID-19 was more severe and the recovery is still in progress.

The following information is intended to provide certain information regarding the impact of the COVID-19 pandemic on our portfolio and our tenants.  As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that the following statistical and other information could change going forward, potentially significantly:

•	As of April 30, 2022, all of our 71 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating.

•
As of April 30, 2022, approximately 87% of our GLA is located in properties anchored by grocery stores, pharmacies or wholesale clubs, 4% of our GLA is located in outdoor retail shopping centers adjacent to regional malls, and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 1% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York and three retail bank branches.  All six suburban office buildings are open and all of the retail bank branches are open.

Rent Deferrals, Abatements and Lease Restructurings

Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the pandemic when stay-at-home orders were in place and many businesses were required to close.  We evaluated each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  In evaluating these requests, we considered many factors, including the tenant’s financial strength, the tenant’s operating history, potential co-tenancy impacts, the tenant’s contribution to the shopping center in which it operates, our assessment of the tenant’s long-term viability, the difficulty or ease with which the tenant could be replaced, and other factors.  Although each negotiation has been specific to that tenant, most concessions have been in the form of deferred rent for some portion of rents due in April 2020 through the beginning of fiscal 2021, to be paid back over the later part of the lease, preferably within a period of one year or less.  Some of these concessions have been in the form of rent abatements for some portion of tenant rents due.

In addition, we have continued to receive a small number of follow-on requests from tenants to whom we had already provided temporary rent relief in the early days of the pandemic.  These tenants are generally ones whose businesses have been slower to recover from the pandemic, as discussed above, due to the high touch nature of their services or the impact of the remote workforce.  These requests, however, are greatly reduced.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We have not converted any additional tenants to cash basis accounting since our second quarter of fiscal 2021. As of April 30, 2022, 32 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period, in which the tenant is converted to cash basis revenue recognition.

In continuing to evaluate the collectability of tenant lease income billings, during the six and three month periods ended April 30, 2022, we determined that lease payments for 8 and 5 tenants, respectively, which had previously been converted to cash-basis accounting as a result of our earlier assessment that their future lease payments were not probable of collection, had become probable of collection and were restored to accrual basis accounting.  Our criteria for restoring a cash-basis tenant to accrual accounting required the tenant to demonstrate its ability to make current rental payments over the preceding 6 months and for that tenant to have no significant receivables as of April 30, 2022.  As a result of the change in assessment for these tenants and the restoration of such tenants’ straight-line rent receivables, we recorded $50,000 and $26,000 in lease income in the six and three month periods ended April 30, 2022. We did not restore any tenants to accrual basis accounting in the six and three months ended April 30, 2021.

During the six months ended April 30, 2022 and 2021, we recognized collectability adjustments totaling $160,000 and $4.5 million, respectively. During the three months ended April 30, 2022 and 2021, we recognized collectability adjustments totaling $(40,000) and $2.4 million, respectively.

As of April 30, 2022, the revenue from approximately 4.0% of our tenants (based on total commercial leases) is being recognized on a cash basis.

Each reporting period, management assesses whether there are any indicators that the value of the Company’s real estate investments may be impaired, and management has concluded that none of the Company’s investment properties are impaired at April 30, 2022. We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we will be required to take impairment charges, and such amounts could be material.  See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding our policies on impairment charges.

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

Key elements of our growth strategy and operating policies are to:

•
maintain our focus on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, which we believe can provide a more stable revenue flow even during difficult economic times, given the focus on food and other types of staple goods;

•
acquire quality neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan tri-state area outside of the City of New York, and unlock further value in these properties with selective enhancements to both the property and tenant mix, as well as improvements to management and leasing fundamentals, with the hope of growing our assets through acquisitions, subject to the availability of acquisitions that meet our investment parameters;

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

We believe our strategy of focusing on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, has been validated during the COVID-19 pandemic.  We believe the nature of our properties makes them less susceptible to economic downturns than other retail properties whose anchor tenants do not supply basic necessities.   During normal conditions, we believe that consumers generally prefer to purchase food and other staple goods and services in person, and even during the COVID-19 pandemic our supermarkets, pharmacies and wholesale clubs have been posting strong in-person sales.  Moreover, most of our grocery stores implemented or expanded curbside pick-up and/or partnered with delivery services to cater to the needs of their customers during the COVID-19 pandemic.

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

We have seen substantial improvement in general business conditions, but the pandemic is still ongoing, with existing and new variants making the situation difficult to predict. Moreover, challenges presented by inflation, labor shortages and supply chain disruptions could present continued or new challenges for our tenants. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842.
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

Transaction Highlights of Fiscal 2022; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In September 2021, we entered into a purchase and sale agreement to sell our property located in Chester, NJ to an unrelated third party for a sale price of $1.96 million, as that property no longer met our investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly we recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. This loss has been added back to our FFO as discussed below in this Item 2. The amount of the loss represented the net carrying amount of the property over the fair value of the asset, less estimated cost to sell.  In December 2021, the Chester sale was completed and we realized an additional loss on sale of property of $8,000, which loss is included in continuing operations in the consolidated statement of income for the six months ended April 30, 2022.

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

•
In February 2022, we sold one-free standing restaurant retail property located in Bloomfield, NJ, as that property no longer met our investment objectives.  The property was sold for $1.8 million and we recorded a gain on sale of property in our second quarter of fiscal 2022 in the amount of $543,000.

•
In February 2022, we refinanced our existing $22.8 million first mortgage secured by our Stratford, CT property.  The new mortgage has a principal balance of $35.0 million, a term of 10 years, and requires payments of principal and interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable spread.  Concurrent with entering into the mortgage, we entered into an interest rate swap agreement with the lender as the counterparty, which converts the variable rate based on SOFR to a fixed rate of interest totaling 3.0525% per annum.

•
In February 2022, we purchased, for $33.6 million, a 186,000 square foot grocery-anchored shopping center located in Shelton, CT. We funded the purchase price with available cash and a $20 million borrowing on our Facility.

•
In March 2022, we sold one-free standing restaurant retail property located in Unionville, CT, as that property no longer met our investment objectives.  The property was sold for $950,000 and we recorded a gain on sale of property in our second quarter of fiscal 2022 in the approximate amount of $203,000.

•
In March 2022, we redeemed the remaining units of UB New City, LLC from the noncontrolling member.  The total cash price paid for the redemption was $502,000. As a result of the redemption, we now own 100% of the entity.

•	In March 2022, we repaid our first mortgage secured by our Passaic, NJ property in the amount of $3.1 million with available cash.

Leasing

Overview

With significant progress made in vaccinating the U.S. public and signs of business improvement, we have observed a marked increase in leasing activity, including interest from potential new tenants and tenants interested in renewing their leases. However, challenges presented by inflation, labor shortages and supply chain disruptions could present continued or new challenges for our tenants.

For the six months ended April 30, 2022, we signed leases for a total of 508,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 73,000 square feet at an average rental decrease of 1.8% on a cash basis.  Renewals for 435,000 square feet of space previously occupied were signed at an average rental increase of 3.1% on a cash basis.

Tenant improvements and leasing commissions averaged $46.55 per square foot for new leases for the six months ended April 30, 2022. We did not pay any significant tenant improvements and leasing commissions on renewal leases for the six months ended April 30, 2022. The average term for new leases was 5 years and the average term for renewal leases was 4 years.

The rental increases/decreases associated with new and renewal leases generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent paid on the expiring lease and minimum rent to be paid on the new lease in the first year. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, the age of the expiring lease, capital investment made in the space and the specific lease structure. Tenant improvements include the total dollars committed for the improvement (fit-out) of a space as it relates to a specific lease, but may also include base building costs (i.e. expansion, escalators or new entrances) that are required to make the space leasable.  Incentives (if applicable) include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.

The leases signed in 2022 generally become effective over the following one to two years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other reasons.

Impact of Inflation on Leasing

Our long-term leases contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants’ gross sales, which could increase as prices rise. In addition, many of our non-anchor leases are for terms of less than ten years, which permits us to seek increases in rents upon renewal at then-current market rates if rents provided in the expiring leases are below then-current market rates. Most of our leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

Valuation of Investment Properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of April 30, 2022, management does not believe that any of our investment properties are impaired based on information available to us at April 30, 2022.

Revenue Recognition
Our main source of revenue is lease income from our tenants to whom we lease space at our 77 properties. The COVID-19 pandemic has caused distress for many of our tenants as some of those tenant businesses were forced to close early in the pandemic, and although most have been allowed to re-open and operate, some categories of tenants have been slower to recover.  As a result, we had several tenants who had difficulty paying all of their contractually obligated rents and we reached agreements with many of them to defer or abate portions of the contractual rents due under their leases with the Company.  In accordance with ASC Topic 842, where appropriate, we will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables, which would reduce lease income. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted and these future losses could be material.

Allowance for Doubtful Accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, record an allowance for doubtful accounts for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of April 30, 2022, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $1.8 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Form 10-Q.

Index
Liquidity and Capital Resources

Overview

At April 30, 2022, we had cash and cash equivalents of $15.9 million, compared to $24.1 million at October 31, 2021. Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.   For the six months ended April 30, 2022 and 2021, net cash flows from operating activities amounted to $34.9 million and $34.6 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the six months ended April 30, 2022 and 2021 totaled $18.7 million and $11.0 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.

During the first two quarters of fiscal 2021, the Board of Directors declared and the Company paid quarterly dividends that were reduced from pre-pandemic levels, as more extensively discussed under the “Impact of COVID-19” section earlier in this Item 2.  Subsequent to the end of the second quarter of fiscal 2021, the Board of Directors increased our Common and Class A Common stock dividends when compared to the reduced dividends that were paid during the earlier part of the pandemic.  In December 2021, the Board of Directors further increased the annualized dividend by $0.03 per Common and Class A Common share beginning with our January 2022 dividend and continuing with our second and third quarter dividends payable in April and July 2022, respectively.  Future determinations regarding quarterly dividends will impact the Company's short-term liquidity requirements.

In December 2021 and February 2022, we generated $16.7 million in net proceeds from refinancing two non-recourse first mortgages that were maturing.

In March 2022, we repaid our first mortgage secured by our Passaic, NJ property in the amount of $3.1 million with available cash.

In February 2022, we purchased for $33.6 million, a 186,000 square foot grocery-anchored shopping center located in Shelton, CT. We funded the purchase price with available cash predominantly generated from the aforementioned mortgage refinancings and a $20 million borrowing on our Facility, $10 million of which was repaid in March 2022.

Our long-term liquidity requirements consist primarily of obligations under our long-term debt, dividends paid to our preferred stockholders, capital expenditures and capital required for acquisitions.  In addition, the limited partners and non-managing members of our four consolidated joint venture entities, McLean Plaza Associates, LLC, UB Orangeburg, LLC, UB High Ridge, LLC and UB Dumont I, LLC, have the right to require us to repurchase all or a portion of their limited partner or non-managing member interests at prices and on terms as set forth in the governing agreements.  See Note 4 to the consolidated financial statements included in Item 1 of this Report on Form 10-Q.  Historically, we have financed the foregoing requirements through operating cash flow, borrowings under our Facility, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of under-performing assets, with a focus on keeping our debt level low.  We expect to continue doing so in the future.  We cannot assure you, however, that these sources will always be available to us when needed, or on the terms we desire.

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the six months ended April 30, 2022, we paid approximately $6.3 million for property improvements, tenant improvements and leasing commission costs ($3.2 million representing property improvements, $1.3 million in property improvements related to our Stratford project and Pompton Lakes, NJ self-storage project (see paragraphs below) and approximately $1.7 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $11.9 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2022 and fiscal 2023.  This amount is inclusive of commitments for the Stratford, CT and Pompton Lakes, NJ developments discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

We have begun construction of a new self-storage facility at our Pompton Lakes, NJ property.  Our investment in this development is estimated to be $7 million, which will be funded with available cash or borrowings on our Facility.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We built one pad-site building that is leased to two retail chains and will be building another pad-site building once we receive approvals to move a cell tower to an alternate site on our adjacent shopping center property.  These two pad sites total approximately 5,200 square feet.  In addition, we built a recently-opened self-storage facility of approximately 131,000 square feet, which is managed for us by a national self-storage company. The total project cost of the completed pad site and the completed self-storage facility was approximately $18.8 million (excluding land cost).  We plan on funding the development cost for the second pad site with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  The storage building is approximately 61.4% leased as of April 30, 2022.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $306.1 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of April 30, 2022 and $304.4 million in fixed-rate mortgage loans, with a weighted average interest rate of 3.8% at April 30, 2022.  The mortgages are secured by 23 properties with a net book value of $496 million and have fixed rates of interest ranging from 3.1% to 4.8%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At April 30, 2022, we had 48 properties in our consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have eight promissory notes secured by properties we consolidate and three promissory notes secured by properties in joint ventures that we do not consolidate, the interest rate on which 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) or the Secured Overnight Finance Rate (“SOFR”) plus a specified credit spread amount.  In addition, on the day these notes were executed by us, we entered into derivative interest rate swap contracts, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR, to a fixed rate of interest for the life of each note. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  At some point, all contracts, including our 11 promissory notes and 11 swap contracts that use LIBOR, will no longer have the reference rate available and the reference rate will need to be replaced.  We have good working relationships with all of our lenders/counterparties, and all indications we have received from them are that the replacement reference rate under the notes will match the replacement rates in the swaps.  If this were to happen, we believe there would be no material effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our notes or swap contracts will stop being published, we cannot be certain how the replacement rates will be determined.  Until we have more clarity from our lenders/swap counterparties, we similarly cannot be certain of the impact on the Company. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 31.7% and a fixed charge coverage ratio of over 3.6 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 48 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At April 30, 2022, we had borrowing capacity of $114.2 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 2 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We currently have a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives us the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of Facility is March 29, 2024, with a one year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of either the Eurodollar rate plus 1.45% to 2.20%, or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness, including preferred stock, and additionally requires us to maintain certain debt coverage ratios. We were in compliance with such covenants at April 30, 2022. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

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

At April 30, 2022, we have $10 million outstanding on our Facility.

Unconsolidated Joint Venture Debt

We have six off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in the Putnam Plaza Shopping Center,

•	an 11.792% equity interest in Midway Shopping Center, L.P.,

•	a 50% equity interest in Chestnut Ridge Shopping Center,

•	a 50% equity interest in Gateway Plaza shopping center and Applebee’s Plaza, and

•	a 20% interest in a suburban office building with ground level retail.

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At April 30, 2022	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$24,200	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$17,900	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$10,900	4.18%	Feb-2024
Applebee's Plaza	Riverhead, NY	$2,300	$1,800	3.38%	Aug-2026

Index
Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $34.9 million for the six months ended April 30, 2022 compared to $34.6 million in the comparable period of fiscal 2021. The net increase in operating cash flows when compared with the corresponding prior period was primarily related to an increase in the collection of accounts receivable in the first half of fiscal 2022 when compared to the corresponding prior period.  This increase was offset by a decrease in variable lease income (cost recovery income) for an under accrual adjustment in the first quarter of fiscal 2021, which increased variable lease income in the first half of fiscal 2021, thus creating a negative variance in the first half of fiscal 2022.  In addition, a decrease in lease termination income in the first half of fiscal 2022 when compared with the first half of fiscal 2021 predominantly related to a tenant who occupied multiple spaces in our portfolio that closed their stores and paid a large termination payment to us in the first quarter of fiscal 2021.

Investing Activities

Net cash flows used by investing activities amounted to $33.5 million for the six months ended April 30, 2022 compared to $9.1 million in the comparable period of fiscal 2021. The increase in net cash flows used by investing activities in the six months ended April 30, 2022 when compared to the corresponding prior period was the result of expending $33.2 million on the acquisition of an investment property in the first half of fiscal 2022 . The Company did not acquire any investment properties in the first half of fiscal 2021.  This net increase was off-set by expending $5.4 million less on property improvements in the first half of fiscal 2022, when compared with the corresponding prior period, and making a $2.1 million investment in a note receivable in the first three months of fiscal 2021.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $18.3 million decrease in net cash flows used by financing activities for the six months ended April 30, 2022, when compared to the corresponding prior period, was predominantly the result of drawing a net $10 million on our Facility in the first half of fiscal 2022.  The Company did not have any borrowing activity on its Facility in the first half of fiscal 2021.  In addition, in the first half of fiscal 2022, the Company refinanced two mortgages and generated additional proceeds of $16.7 million in additional proceeds. The net decrease was offset by the Company paying $7.7 million more in common stock dividends in the first half of fiscal 2022, when compared to the corresponding prior period, as the impact of the pandemic eased and our cash flow improved.  In addition, we redeemed $2.7 million more in noncontrolling units from members of two of our consolidated joint ventures in the first half of fiscal 2022, when compared to the corresponding prior period.

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

Index
Results of Operations

The following information summarizes our results of operations for the six and three months ended April 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended				Change Attributable to
	April 30,		Increase		Property	Properties Held In
Revenues	2022	2021	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$51,246	$48,757	$2,489	5.1%	$160	$2,329
Recoveries from tenants	17,657	18,792	(1,135)	(6.0)%	47	(1,182)
Uncollectable amounts in lease income	(151)	(1,379)	1,228	(89.1)%	-	1,228
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	(9)	(1,892)	1,883	(99.5)%	-	1,883
Total lease income	68,743	64,278

Lease termination	60	705	(645)	(91.5)%	-	(645)
Other income	2,752	2,220	532	24.0%	4	528

Operating Expenses
Property operating	13,449	12,449	1,000	8.0%	(26)	1,026
Property taxes	11,811	11,776	35	0.3%	51	(16)
Depreciation and amortization	14,716	14,710	6	-	232	(226)
General and administrative	5,188	4,737	451	9.5%	n/a	n/a

Non-Operating Income/Expense
Interest expense	6,564	6,733	(169)	(2.5)%	-	(169)
Interest, dividends, and other investment income	161	96	65	67.7%	n/a	n/a

	Three Months Ended				Change Attributable to
	April 30,		Increase		Property	Properties Held In
Revenues	2022	2021	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$26,233	$24,598	$1,635	$6.6%	$501	$1,134
Recoveries from tenants	8,383	8,814	(431)	(4.9)%	174	(605)
Uncollectable amounts in lease income	(38)	(724)	686	(94.8)%	-	686
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	78	(893)	971	(108.7)%	-	971
Total lease income	34,656	31,795

Lease termination	32	-	32	100.0%	-	32
Other income	1,312	1,131	181	16.0%	11	170

Operating Expenses
Property operating	6,447	6,135	312	5.1%	58	254
Property taxes	5,888	5,915	(27)	(0.5)%	76	(103)
Depreciation and amortization	7,573	7,192	381	5.3%	266	115
General and administrative	2,508	2,093	415	19.8%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,262	3,341	(79)	(2.4)%	-	(79)
Interest, dividends, and other investment income	106	53	53	100.0%	n/a	n/a

 Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2022 and 2021 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 5.1% to $51.2 million for the six months ended April 30, 2022, as compared with $48.8 million in the corresponding period of 2021. Base rents increased by 6.6% to $26.2 million for the three months ended April 30, 2022, as compared with $24.6  million in the corresponding period of 2021. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In the first six months of fiscal 2022, we acquired one property totaling 186,000 square feet and sold three properties totaling 14,300 square feet. In fiscal 2021, we sold two properties totaling 105,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the six and three month periods ended April 30, 2022, when compared with the corresponding periods in fiscal 2021.

Properties Held in Both Periods:

Revenues

Base Rent

For properties held in both periods, base rent for the six and three month periods ended April 30, 2022 increased by $2.3 million and $1.1 million, respectively, when compared with the corresponding prior period.  This increase was primarily a result of new leasing completed after the first quarter of fiscal 2021.

In the first six months of fiscal 2022, we leased or renewed approximately 508,000 square feet (or approximately 11.1% of total GLA).  At April 30, 2022, our consolidated properties were 92.1% leased (91.9% leased at October 31, 2021).

Tenant Recoveries
In the six and three month periods ended April 30, 2022, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $1.2 million and $605,000, respectively, when compared with the corresponding prior periods. The decrease in tenant recoveries was the result of an under-accrual adjustment in the first quarter of fiscal 2021. We completed the 2020 annual reconciliations for both common area maintenance and real estate taxes in the first quarter of fiscal 2021, and those reconciliations resulted in us billing our tenants more than we had anticipated and accrued for in the prior period. This increased tenant reimbursement income in the first quarter of fiscal 2021, and caused a negative variance in the first quarter of fiscal 2022.  This net decrease was offset by an increase in property operating expenses in the six and three month periods ended April 30, 2022, when compared to the corresponding prior periods, predominantly related to insurance, environmental costs and roof repairs.

Uncollectable Amounts in Lease Income
In the six and three month periods ended April 30, 2022, uncollectable amounts in lease income decreased by $1.2 million and $686,000, respectively. In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through the first half of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the six months ended April 30, 2022, many of our tenants experienced business improvement as regulatory restrictions continued to ease and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined during such periods, when compared with the corresponding periods of the prior year.

ASC Topic 842 Cash Basis Lease Income Reversals
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of April 30, 2022, 32 of these 89 tenants are no longer tenants in the Company's properties. As a result, of converting these tenants to cash-basis accounting we reversed straight-line rent receivables in the amount of $1.9 million and $893,000 in the six and three month periods ended April 30, 2021.

During the fourth quarter of fiscal 2021, we restored 13 of the original 89 tenants to accrual-basis revenue recognition, and we restored an additional 3 tenants to accrual-basis accounting in the three months ended January 31, 2022 and an additional 5 tenants to accrual basis accounting in the three months ended April 30, 2022. The tenants that were restored to accrual-basis accounting had paid all of their billed rents for six consecutive months and had no significant unpaid billings outstanding when restored to accrual-basis accounting. As a result of the restoration of the 8 and 5 tenants in the six months and three months ended April 30, 2022, we recorded $50,000 and $26,000, respectively in straight-line rent related to the aforementioned tenants.

As of April 30, 2022, 36 tenants continue to be accounted for on a cash basis, or approximately 4.0% of our tenants.  Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Expenses

Property Operating
In the six and three month periods ended April 30, 2022, property operating expenses increased by $1 million and $254,000, respectively, when compared with the corresponding prior periods. This was primarily a result of having higher common area maintenance expenses in the six and three month periods ended April 30, 2022, when compared with the corresponding prior periods, related to insurance, environmental costs and roof repairs.

Property Taxes
In the six and three month periods ended April 30, 2022, property tax expenses were relatively unchanged, when compared with the corresponding prior periods.

Interest
In the six and three month periods ended April 30, 2022, interest expense was relatively unchanged, when compared with the corresponding prior periods.

Depreciation and Amortization
In the six and three month periods ended April 30, 2022, depreciation and amortization was relatively unchanged, when compared with the corresponding prior periods.

General and Administrative Expenses
In the six and three month periods ended April 30, 2022, general and administrative expenses increased by $451,000 and $415,000, respectively, when compared with the corresponding prior periods. This was primarily a result of an increase in employee compensation and professional fees in both periods.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the six and three months ended April 30, 2022 and 2021 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Six Months Ended		Three Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Net Income Applicable to Common and Class A Common Stockholders	$12,506	$9,100	$7,109	$4,621

Real property depreciation	11,622	11,461	5,884	5,759
Amortization of tenant improvements and allowances	2,123	2,352	1,132	1,037
Amortization of deferred leasing costs	936	846	539	370
Depreciation and amortization on unconsolidated joint ventures	746	750	371	375
((Gain)/loss on sale of property	(768)	(406)	(766)	(434)

Funds from Operations Applicable to Common and Class A Common Stockholders	$27,165	$24,103	$14,269	$11,728

FFO amounted to $27.2 million in the six months ended April 30, 2022, compared to $24.1 million in the corresponding period of fiscal 2021.  The net increase in FFO is attributable, among other things to:

Increases:

•	An increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2021.
•
A decrease in uncollectable amounts in lease income of $1.2 million in the six months ended April 30, 2022, when compared with the corresponding prior period.  We significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the onset of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through our first quarter of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the six months ended April 30, 2022, many of our tenants continued to see signs of business improvement as regulatory restrictions continued to ease and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined during such period, when compared with the corresponding period of the prior year.

•
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of April 30, 2022, 32 of these 89 tenants are no longer tenants in the Company's properties. As a result, of converting these tenants to cash-basis accounting we reversed straight-line rent receivables in the amount of $1.9 million and $893,000 in the six and three month periods ended April 30, 2021.

During the fourth quarter of fiscal 2021, we restored 13 of the original 89 tenants to accrual-basis revenue recognition, and we restored an additional 3 tenants to accrual-basis accounting in the three months ended January 31, 2022 and an additional 5 tenants to accrual basis accounting in the three months ended April 30, 2022. The tenants that were restored to accrual-basis accounting had paid all of their billed rents for six consecutive months and had no significant unpaid billings outstanding when restored to accrual-basis accounting. As a result of the restoration of the 8 and 5 tenants in the six months and three months ended April 30, 2022, we recorded $50,000 and $26,000, respectively in straight-line rent related to the aforementioned tenants.

As of April 30, 2022, 36 tenants continue to be accounted for on a cash basis, or approximately 4.0% of our tenants.  Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Decreases:

•
A $645,000 decrease in lease termination income in the first quarter of fiscal 2022, when compared with the corresponding prior period, primarily as a result of a multi-site lease buyout in the first quarter of fiscal 2021 from one tenant that had occupied multiple spaces in our portfolio.

•
A decrease in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in the first quarter of fiscal 2021, which increased revenue in the first quarter of fiscal 2021 and caused a negative variance in the first half of fiscal 2022.

•	A $374,000 increase in employee compensation and professional fees in the first half of fiscal 2022, when compared to the corresponding prior period.

FFO amounted to $14.3 million in the three months ended April 30, 2022, compared to $11.7 million in the corresponding period of fiscal 2021.  The net increase in FFO is attributable, among other things to:

Increases:

•	An increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2021.
•
A decrease in uncollectable amounts in lease income of $686,000 in the three months ended April 30, 2022, when compared with the corresponding prior period.  We significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the onset of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through our first quarter of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the three months ended April 30, 2022, many of our tenants continued to see signs of business improvement as regulatory restrictions continued to ease and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined during such period, when compared with the corresponding period of the prior year.

•
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of April 30, 2022, 32 of these 89 tenants are no longer tenants in the Company's properties. As a result, of converting these tenants to cash-basis accounting we reversed straight-line rent receivables in the amount of $893,000 in the three month periods ended April 30, 2021.

During the fourth quarter of fiscal 2021, we restored 13 of the original 89 tenants to accrual-basis revenue recognition, and we restored an additional 3 tenants to accrual-basis accounting in the three months ended January 31, 2022 and an additional 5 tenants to accrual basis accounting in the three months ended April 30, 2022. The tenants that were restored to accrual-basis accounting had paid all of their billed rents for six consecutive months and had no significant unpaid billings outstanding when restored to accrual-basis accounting. As a result of the restoration of the 5 tenants in the three months ended April 30, 2022, we recorded $26,000, respectively in straight-line rent related to the aforementioned tenants.

As of April 30, 2022, 36 tenants continue to be accounted for on a cash basis, or approximately 4.0% of our tenants.  Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Decreases:

•
A decrease in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in the first half of fiscal 2021, which increased revenue in the first half of fiscal 2021 and caused a negative variance in the second quarter of fiscal 2022.

•	A $323,000 increase in employee compensation and professional fees in the first half of fiscal 2022, when compared to the corresponding prior period.

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

	Six Months Ended April 30,			Three Months Ended April 30,
	2022	2021	% Change	2022	2021	% Change
Same Property Operating Results:

Number of Properties (Note 1)	72			72

Revenue (Note 2)
Base Rent (Note 3)	$49,601	$49,924	(0.6)%	$25,053	$25,759	(2.7)%
Uncollectable amounts in lease income-same property	(152)	(1,379)	(89.0)%	(39)	(725)	(94.6)%
ASC Topic 842 cash-basis lease income reversal-same property	(10)	(1,855)	(99.5)%	49	(856)	(105.7)%
Recoveries from tenants	17,429	18,612	(6.4)%	8,158	8,767	(6.9)%
Other property income	1,130	226	400.0%	794	178	346.1%
	67,998	65,528	3.8%	34,015	33,123	2.7%

Expenses
Property operating	7,802	7,720	1.1%	3,997	3,920	2.0%
Property taxes	11,677	11,698	(0.2)%	5,768	5,872	(1.8)%
Other non-recoverable operating expenses	962	1,016	(5.3)%	466	618	(24.6)%
	20,441	20,434	-	10,231	10,410	(1.7)%

Same Property Net Operating Income	$47,557	$45,094	5.5%	$23,784	$22,713	4.7%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Other reconciling items:
Other non same-property net operating income	750	750		754	351
Other Interest income	286	231		161	123
Other Dividend Income	-	-		-	-
Consolidated lease termination income	60	704		32	-
Consolidated amortization of above and below market leases	396	289		222	179
Consolidated straight line rent income	(55)	(2,331)		(60)	(1,763)
Equity in net income of unconsolidated joint ventures	590	660		323	310
Taxable REIT subsidiary income/(loss)	(135)	254		(321)	(126)
Solar income/(loss)	(292)	(247)		(81)	(93)
Storage income/(loss)	1,001	445		475	192
Unrealized holding gains arising during the periods	-	-		-	-
Gain on marketable securities	-	-		-	-
Interest expense	(6,564)	(6,733)		(3,262)	(3,341)
General and administrative expenses	(5,188)	(4,737)		(2,508)	(2,093)
Uncollectable amounts in lease income	(152)	(1,379)		(39)	(725)
Uncollectable amounts in lease income-same property	152	1,379		39	725
ASC Topic 842 cash-basis lease income reversal	(10)	(1,892)		77	(893)
ASC Topic 842 cash-basis lease income reversal-same property	10	1,855		(49)	856
Directors fees and expenses	(201)	(198)		(94)	(89)
Depreciation and amortization	(14,716)	(14,710)		(7,572)	(7,192)
Adjustment for intercompany expenses and other	(3,112)	(2,078)		(1,223)	(610)

Total other -net	(27,180)	(27,738)		(13,126)	(14,189)
Income from continuing operations	20,377	17,356	17.4%	10,658	8,524	25.0%
Gain (loss) on sale of real estate	768	406		766	434
Net income	21,145	17,762	19.0%	11,424	8,958	27.5%
Net income attributable to noncontrolling interests	(1,814)	(1,837)		(903)	(925)
Net income attributable to Urstadt Biddle Properties Inc.	$19,331	$15,925	21.4%	$10,521	$8,033	31.0%

Same Property Operating Expense Ratio (Note 4)	89.5%	95.8%	(6.4)%	83.5%	89.5%	(6.0)%

Note 1 - Includes only properties owned for the entire period of both periods presented.

Note 2 - Excludes straight line rent, above/below market lease rent, lease termination income.

Note 3 - Base rents for the three and six month periods ended April 30, 2022 are reduced by approximately $37,000 and $87,000, respectively, in rents that were deferred and approximately $33,000 and $156,000, in rents that were abated because of COVID-19. Base rents for the three and six month periods ended April 30, 2022, are increased by approximately $92,000 and $382,000, respectively, in COVID-19 deferred rents that were billed and collected in the fiscal 2022 periods.

Base rents for the three and six month periods ended April 30, 2021 are reduced by approximately $26,000 and $425,700, respectively, in rents that were deferred and approximately $286,000 and $2.3 million, in rents that were abated because of COVID-19. Base rents for the three and six month periods ended April 30, 2021, are increased by approximately $690,000 and $1.7 million, respectively, in COVID-19 deferred rents that were billed and collected in the fiscal 2021 periods.

Note 4 -Represents the percentage of property operating expense and real estate tax

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of April 30, 2022, we had total mortgage debt of $304.4 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements to convert some of our variable-rate debt to fixed-rate debt.  As of April 30, 2022, we had ten open derivative financial instruments.  These interest rate swaps are cross-collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT, Stratford, CT. and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, the Stratford swap expires in February 2032, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  We have good working relationships with all of our lenders/counterparties, and all indications we have received from them are that the replacement reference rate under the notes will match the replacement rates in the swaps.  If this were to happen, we believe there would be no material effect on our financial position or results of operations.  However, because this will be the first time any of the reference rates for our notes or swap contracts will stop being published, we cannot be certain how the replacement rates will be determined.  Until we have more clarity from our lenders/swap counterparties, we similarly cannot be certain of the impact on the Company. See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A in our October 31, 2021 Annual Report on Form 10-K for more information.
At April 30, 2022, we had $10 million in borrowings outstanding on our Facility, which bears interest at Libor plus 1.45%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended April 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Following on its initial December 2013 authorization, in June 2017, our Board of Directors re-approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  The Current Repurchase Program was announced on June 9, 2017.  For the three month period ended April 30, 2022, the Company did not repurchase any stock under the Current Repurchase Program.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: June 8, 2022	and Principal Accounting Officer