Form 10-Q
period 2022-07-31
URSTADT BIDDLE PROPERTIES INC
filed 2022-09-08
CIK 1029800

United States
Securities And Exchange Commission
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of September 5, 2022 (latest date practicable), the number of shares of the Registrant's classes of Common Stock and Class A Common Stock outstanding was: 10,262,829 Common Shares, par value $.01 per share, and 29,853,839 Class A Common Shares, par value $.01 per share.

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2022	October 31, 2021
	(Unaudited)
Assets
Real Estate Investments:
Real Estate– at cost	$1,185,415	$1,148,382
Less: Accumulated depreciation	(296,979)	(278,605)
	888,436	869,777
Investments in and advances to unconsolidated joint ventures	28,252	29,027
	916,688	898,804

Cash and cash equivalents	12,170	24,057
Tenant receivables-net	23,916	23,806
Prepaid expenses and other assets	28,740	19,175
Deferred charges, net of accumulated amortization	8,810	8,010
Total Assets	$990,324	$973,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Revolving credit line	$10,000	$-
Mortgage notes payable and other loans	304,315	296,449
Accounts payable and accrued expenses	9,870	11,443
Deferred compensation – officers	53	62
Other liabilities	23,711	22,599
Total Liabilities	347,949	330,553

Redeemable Noncontrolling Interests	63,243	67,395

Commitments and Contingencies

Stockholders’ Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share); 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,264,027 and 10,153,689 shares issued and outstanding	104	103
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 29,899,364 and 30,073,807 shares issued and outstanding	300	301
Additional paid in capital	525,873	528,713
Cumulative distributions in excess of net income	(177,103)	(170,493)
Accumulated other comprehensive income (loss)	4,958	(7,720)
Total Stockholders' Equity	579,132	575,904
Total Liabilities and Stockholders' Equity	$990,324	$973,852

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)
	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021

Revenues
Lease income	$102,636	$97,329	$33,893	$33,051
Lease termination	691	801	631	96
Other	3,712	3,403	960	1,183
Total Revenues	107,039	101,533	35,484	34,330

Expenses
Property operating	18,915	17,733	5,514	5,284
Property taxes	17,787	17,785	5,976	6,009
Depreciation and amortization	22,360	21,773	7,644	7,063
General and administrative	7,673	6,876	2,485	2,139
Directors' fees and expenses	283	277	82	79
Total Operating Expenses	67,018	64,444	21,701	20,574

Operating Income	40,021	37,089	13,783	13,756

Non-Operating Income (Expense):
Interest expense	(9,750)	(10,062)	(3,186)	(3,329)
Equity in net income from unconsolidated joint ventures	814	1,025	224	365
Gain (loss) on sale of property	768	12,214	-	11,808
Interest, dividends and other investment income	216	171	103	75
Net Income	32,069	40,437	10,924	22,675

Noncontrolling interests:
Net income attributable to noncontrolling interests	(2,695)	(2,724)	(881)	(887)
Net income attributable to Urstadt Biddle Properties Inc.	29,374	37,713	10,043	21,788
Preferred stock dividends	(10,238)	(10,238)	(3,413)	(3,413)

Net Income Applicable to Common and Class A Common Stockholders	$19,136	$27,475	$6,630	$18,375

Basic Earnings Per Share:
Per Common Share:	$0.45	$0.65	$0.16	$0.44
Per Class A Common Share:	$0.50	$0.73	$0.17	$0.48

Diluted Earnings Per Share:
Per Common Share:	$0.45	$0.64	$0.15	$0.43
Per Class A Common Share:	$0.50	$0.72	$0.17	$0.48

Dividends Per Share:
Common	$0.6435	$0.457	$0.2145	$0.207
Class A Common	$0.7125	$0.51	$0.2375	$0.23

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021

Net Income	$32,069	$40,437	$10,924	$22,675

Other comprehensive income (loss):
Change in unrealized gains (losses) on interest rate swaps	11,522	3,588	(2,169)	(1,418)
Change in unrealized gains (losses) on interest rate swaps-equity investees	1,156	530	(347)	(197)

Total comprehensive income	44,747	44,555	8,408	21,060
Comprehensive income attributable to noncontrolling interests	(2,695)	(2,724)	(881)	(887)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	42,052	41,831	7,527	20,173
Preferred stock dividends	(10,238)	(10,238)	(3,413)	(3,413)
Total comprehensive income applicable to Common and Class A Common Stockholders	$31,814	$31,593	$4,114	$16,760

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended July 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$32,069	$40,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,360	21,773
Straight-line rent adjustment	48	2,702
Provision for tenant credit losses	238	3,261
(Gain)/loss on sale of property	(768)	(12,214)
Restricted stock compensation expense and other adjustments	2,652	2,932
Deferred compensation arrangement	(9)	28
Equity in net (income) of unconsolidated joint ventures	(814)	(1,025)
Distributions of operating income from unconsolidated joint ventures	814	1,025
Changes in operating assets and liabilities:
Tenant receivables	(395)	(3,328)
Accounts payable and accrued expenses	4,021	3,930
Other assets and other liabilities, net	(2,911)	(5,057)
Net Cash Flow Provided by Operating Activities	57,305	54,464

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(35,671)	-
Proceeds from sale of property	4,400	16,707
Purchase of available for sale securities	-	(645)
Improvements to properties and deferred charges	(10,023)	(13,503)
Investment in note receivable	409	(1,546)
Return of capital from unconsolidated affiliates	1,740	362
Net Cash Flow Provided by/(Used in) Investing Activities	(39,145)	1,375

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(28,038)	(20,003)
Dividends paid -- Preferred Stock	(10,238)	(10,238)
Principal amortization repayments on mortgage notes payable	(5,312)	(5,179)
Repayment of mortgage note payable	(32,412)	-
Proceeds from mortgage note payable	46,000	-
Proceeds from revolving credit facility	20,000	-
Repayment of revolving credit facility	(10,000)	(30,000)
Acquisitions of noncontrolling interests	(1,860)	(4,566)
Distributions to noncontrolling interests	(2,695)	(2,724)
Payment of taxes on shares withheld for employee taxes	(590)	(320)
Repurchase of Common and Class A Common stock	(5,049)	(717)
Net proceeds from the issuance of Common and Class A Common Stock	147	104
Net Cash Flow (Used in) Financing Activities	(30,047)	(73,643)

Net Increase/(Decrease) In Cash and Cash Equivalents	(11,887)	(17,804)
Cash and Cash Equivalents at Beginning of Period	24,057	40,795

Cash and Cash Equivalents at End of Period	$12,170	$22,991

Supplemental Cash Flow Disclosures:
Interest Paid	$9,282	$9,944

The accompanying notes to consolidated financial statements are an integral part of these statements.

Index
URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Nine Months Ended July 31, 2022 and 2021
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - October 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,153,689	$103	30,073,807	$301	$528,713	$(170,493)	$(7,720)	$575,904
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	19,136	-	19,136
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	12,678	12,678
Cash dividends paid :
Common stock ($0.6435 per share)	-	-	-	-	-	-	-	-	-	(6,605)	-	(6,605)
Class A common stock ($0.7125 per share)	-	-	-	-	-	-	-	-	-	(21,433)	-	(21,433)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,711	-	5,485	-	147	-	-	147
Shares issued under restricted stock plan	-	-	-	-	109,500	1	149,000	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(27,680)	-	(590)	-	-	(590)
Forfeiture of restricted stock	-	-	-	-	-	-	(36,300)	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	(1,873)	-	(264,948)	(2)	(5,047)	-	-	(5,049)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,652	-	-	2,652
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	2,292	-	2,292
Balances - July 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,027	$104	29,899,364	$300	$525,873	$(177,103)	$4,958	$579,132

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - October 31, 2020	4,600,000	$115,000	4,400,000	$110,000	10,073,652	$102	29,996,305	$300	$526,027	$(164,651)	$(15,707)	$571,071
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	27,475	-	27,475
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	4,118	4,118
Cash dividends paid :
Common stock ($0.457per share)	-	-	-	-	-	-	-	-	-	(4,652)	-	(4,652)
Class A common stock ($0.51 per share)	-	-	-	-	-	-	-	-	-	(15,351)	-	(15,351)
Issuance of shares under dividend reinvestment plan	-	-	-	-	2,506	-	3,874	-	104	-	-	104
Shares issued under restricted stock plan	-	-	-	-	105,850	1	125,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,249)	-	(319)	-	-	(319)
Forfeiture of restricted stock	-	-	-	-	-	-	(400)	-	-	-		-
Repurchase of Common and Class A Common stock	-	-	-	-	(20,294)	-	(20,294)	-	(717)	-	-	(717)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	2,931	-	-	2,931
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(9,891)	-	(9,891)
Balances - July 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,161,714	$103	30,082,036	$301	$528,024	$(167,070)	$(11,589)	$574,769

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
Three Months Ended July 31, 2022 and 2021
(In thousands, except share and per share data)

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances - April 30, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,968	$104	30,162,196	$302	$529,845	$(175,031)	$7,474	$587,694
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	6,630	-	6,630
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	(2,516)	(2,516)
Cash dividends paid :
Common stock ($0.2145 per share)	-	-	-	-	-	-	-	-	-	(2,202)	-	(2,202)
Class A common stock ($0.2375 per share)	-	-	-	-	-	-	-	-	-	(7,164)	-	(7,164)
Issuance of shares under dividend reinvestment plan	-	-	-	-	932	-	2,116	-	50	-	-	50
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Common and Class A Common stock					(1,873)	-	(264,948)	(2)	(5,047)			(5,049)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,025	-	-	1,025
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	664	-	664
Balances - July 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,264,027	$104	29,899,364	$300	$525,873	$(177,103)	$4,958	$579,132

Index

	Series H Preferred Stock Issued	Series H Preferred Stock Amount	Series K Preferred Stock Issued	Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances - April 30, 2021	4,600,000	$115,000	4,400,000	$110,000	10,181,005	$103	30,100,790	$301	$527,695	$(175,099)	$(9,973)	$568,027
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	18,375	-	18,375
Change in unrealized losses on interest rate swap	-	-	-	-	-	-	-	-	-	-	(1,616)	(1,616)
Cash dividends paid :
Common stock ($0.207 per share)	-	-	-	-	-	-	-	-	-	(2,107)	-	(2,107)
Class A common stock ($0.23 per share)	-	-	-	-	-	-	-	-	-	(6,923)	-	(6,923)
Issuance of shares under dividend reinvestment plan	-	-	-	-	1,003	-	1,540	-	46	-	-	46
Shares withheld for employee taxes	-	-	-	-	-	-	-	-	-	-	-	-
Forfeiture of restricted stock	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	(20,294)	-	(20,294)	-	(717)	-	-	(717)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	1,000	-	-	1,000
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,316)	-	(1,316)
Balances - July 31, 2021	4,600,000	$115,000	4,400,000	$110,000	10,161,714	$103	30,082,036	$301	$528,024	$(167,070)	$(11,589)	$574,769

The accompanying notes to consolidated financial statements are an integral part of these statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust ("REIT"), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the metropolitan tri-state area outside of the City of New York.  The Company's major tenants include supermarket chains and other retailers who sell basic necessities.  At July 31, 2022, the Company owned or had equity interests in 77 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of July 31, 2022 all of our tenants’ businesses are operating normally. We have seen foot traffic, retail activity and general business conditions for most of our tenants essentially return to pre-pandemic levels. The pandemic is still ongoing, however, with existing and new variants making the situation difficult to predict.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the three and nine months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the year ending October 31, 2022. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2021.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of July 31, 2022. As of July 31, 2022, the fiscal tax years 2018 through and including 2021 remain open to examination by the Internal Revenue Service. There are currently no federal tax examinations in progress.

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

As of July 31, 2022, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparties to its derivative contracts.  At July 31, 2022, the Company had approximately $156.5 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR-based variable rates on the mortgage financings to a weighted-average fixed annual rate of 3.74% per annum. As of July 31, 2022 and October 31, 2021, the Company had a deferred liability of $1.1 million and $6.7 million, respectively (included in accounts payable and accrued expenses on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages. As of July 31, 2022 and October 31, 2021, the Company had deferred assets of  $6.4 million and $515,000, respectively (included in other assets on the consolidated balance sheets), relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to other comprehensive income/(loss) as the swaps are deemed effective and are classified as a cash flow hedge.

Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At July 31, 2022, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of $5.0 million, inclusive of the Company's share of accumulated comprehensive income/losses from joint ventures accounted for by the equity method of accounting.  At October 31, 2021, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of approximately $7.7 million, inclusive of the Company's share of accumulated comprehensive income/losses from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings as gains and losses are realized.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of July 31, 2022, management does not believe that the value of any of its real estate investments is impaired.

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

In September 2021, the Company entered into a purchase and sale agreement to sell its property located in Chester, NJ (the "Chester Property"), to an unrelated third party for a sale price of $1.96 million as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly the Company recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Chester Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2021.  In December 2021, the Chester Property sale was completed and the Company realized an additional loss on sale of property of $8,000, which loss is included in operations in the consolidated statement of income for the nine months ended July 31, 2022.

In February 2022, the Company sold its free-standing restaurant property located in Bloomfield, NJ (the "Bloomfield Property") to an unrelated third party for a sale price of $1.8 million, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, "Contracts with Customers," the Company recorded a gain on sale in the amount of $544,000, which gain is included in continuing operations in its consolidated income statements for the nine month period ended July 31, 2022, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In March 2022, the Company sold its free-standing restaurant property located in Unionville, CT (the "Unionville Property") to an unrelated third party for a sale price of $950,000, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 840, "Contracts with Customers," the Company recorded a gain on sale in the amount of $203,000, which gain is included in continuing operations in its consolidated income statements for the nine month period ended July 31, 2022, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

The operating results of the Chester Property, the Bloomfield Property and the Unionville Property, which are included in  operations is as follows (amounts in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
Revenues	$47	$147	$3	$48
Property operating expense	(25)	(53)	-	(16)
Depreciation and amortization	(14)	(79)	-	(26)
Net Income (Loss)	$8	$15	$3	$6

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

From the onset of COVID-19 through July 31, 2022, the Company completed 290 lease modifications, consisting of base rent deferrals totaling $4.0 million and rent abatements totaling $4.7 million. Included in the aforementioned amounts were 1 and 14 rent deferrals and 2 and 36 rent abatements, which deferred $87,000 and $525,000 and abated $156,000 and $2.7 million of base rents in the nine months ended July 31, 2022 and 2021, respectively.

Included in the aforementioned amounts were  0 and 3 rent deferrals and 0 and 7 rent abatements, which deferred $0 and $99,000 and abated $4,000 and $414,000 of base rents in the three months ended July 31, 2022 and 2021, respectively.

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

We did not convert any additional tenants to cash-basis accounting in the second half of fiscal 2021 or the three and nine months ended July 31, 2022.  As of July 31, 2022, 33 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash-basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash-basis revenue recognition. In the nine month period ended July 31, 2021, the Company reversed straight-line rent revenue in the amount of $1.3 million related to tenants converted to cash-basis revenue recognition. The Company did not reverse any straight-line rent revenue in the three month period ended July 31, 2021 or the three and nine months ended July 31, 2022, as no tenants were converted to cash-basis revenue recognition in those periods.

During the nine and three month periods ended July 31, 2022, we restored 8 and 0 of the original 89 tenants, respectively, to accrual-basis revenue recognition as those tenants paid all of their billed rents for six consecutive months and have no significant unpaid billings as of July 31, 2022.  When a tenant is restored to accrual-basis revenue recognition, the Company records revenue on the straight-line basis.  As such, the Company restored straight-line rent revenue in the nine and three month periods ended July 31, 2022 in the amounts of $50,100 and $0, respectively, for these tenants.  The Company did not restore any tenants to accrual basis accounting in the nine and three month periods ended July 31, 2021.

As of July 31, 2022, the Company is recording lease income on a cash basis for approximately 3.8% of our tenants in accordance with ASC Topic 842.

During the nine and three month periods ended July 31, 2022, we recognized collectability adjustments totaling $187,000 and $76,000, respectively.  During the nine month period ended July 31, 2021, the Company recognized collectability adjustments totaling $4.5 million.  The Company did not recognize any collectability adjustments in the three month period ended July 31, 2021.

At July 31, 2022 and October 31, 2021, $19,574,000 and $19,670,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectable, as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable. Such allowances are reviewed periodically. At July 31, 2022 and October 31, 2021, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $6,699,000 and $7,469,000, respectively. Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
Numerator
Net income applicable to common stockholders – basic	$4,237	$6,013	$1,469	$4,035
Effect of dilutive securities:
Restricted stock awards	133	136	49	124
Net income applicable to common stockholders – diluted	$4,370	$6,149	$1,518	$4,159

Denominator
Denominator for basic EPS – weighted average common shares	9,328	9,249	9,328	9,247
Effect of dilutive securities:
Restricted stock awards	438	315	466	450
Denominator for diluted EPS – weighted average common equivalent shares	9,766	9,564	9,794	9,697

Numerator
Net income applicable to Class A common stockholders-basic	$14,899	$21,462	$5,161	$14,340
Effect of dilutive securities:
Restricted stock awards	(133)	(136)	(49)	(124)
Net income applicable to Class A common stockholders – diluted	$14,766	$21,326	$5,112	$14,216

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,621	29,582	29,591	29,575
Effect of dilutive securities:
Restricted stock awards	179	140	210	253
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,800	29,722	29,801	29,828

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

Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
Ridgeway Revenues	9.9%	10.5%	9.9%	10.6%
All Other Property Revenues	90.1%	89.5%	90.1%	89.4%
Consolidated Revenue	100.0%	100.0%	100.0%	100.0%

	July 31, 2022	October 31, 2021
Ridgeway Assets	6.3%	6.4%
All Other Property Assets	93.7%	93.6%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long lived assets in the three and nine months ended July 31, 2022 or the year ended October 31, 2021.

	July 31, 2022	October 31, 2021
Ridgeway Percent Leased	98%	92%

Index

Ridgeway Significant Tenants (Percentage of Base Rent Billed):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
The Stop & Shop Supermarket Company	21%	21%	21%	21%
Bed, Bath & Beyond	15%	15%	15%	14%
Marshall’s Inc.	11%	11%	11%	11%
All Other Tenants at Ridgeway (Note 2)	53%	53%	53%	54%
Total	100%	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the periods presented. Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

Income Statements (In Thousands):	Nine Months Ended July 31, 2022			Three Months Ended July 31, 2022
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,650	$96,389	$107,039	$3,536	$31,948	$35,484
Property Operating Expenses	$3,395	$33,307	$36,702	$1,126	$10,364	$11,490
Interest Expense	$1,196	$8,554	$9,750	$396	$2,790	$3,186
Depreciation and Amortization	$1,660	$20,700	$22,360	$515	$7,129	$7,644
Net Income	$4,399	$27,670	$32,069	$1,499	$9,425	$10,924

Income Statements (In Thousands):	Nine Months Ended July 31, 2021			Three Months Ended July 31, 2021
	Ridgeway	All Other Operating Segments	Total Consolidated	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$10,612	$90,921	$101,533	$3,623	$30,707	$34,330
Property Operating Expenses	$3,380	$32,138	$35,518	$1,079	$10,214	$11,293
Interest Expense	$1,224	$8,838	$10,062	$405	$2,924	$3,329
Depreciation and Amortization	$1,718	$20,055	$21,773	$546	$6,517	$7,063
Net Income	$4,290	$36,147	$40,437	$1,593	$21,082	$22,675

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

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of July 31, 2022.

Index

(2) REAL ESTATE INVESTMENTS

In February 2022, the Company purchased the Shelton Square shopping center, and in July 2022 exercised an option to purchase a pad site adjacent to the shopping center (collectively, "Shelton") for an aggregate of $35.6 million (exclusive of closing costs).  Shelton is a 188,000 square foot grocery-anchored Shopping Center located in Shelton, CT. The Company funded the purchase with available cash, borrowings on our unsecured revolving credit facility (the "Facility") and proceeds from mortgage borrowings.

The Company accounted for the purchase of Shelton as an asset acquisition and allocated the total consideration transferred for the acquisition, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company’s purchase price allocation for the property acquired during the nine months ended July 31, 2022 (in thousands).

Shelton
Assets:
Land	$11,484
Building and improvements	$21,803
In-place leases	$2,285
Above market leases	$1,179

Liabilities:
In-place leases	$-
Below Market Leases	$1,081

The value of above and below market leases are amortized as a reduction/increase to base rental revenue over the term of the respective leases.  The value of in-place leases described above are amortized as an expense over the terms of the respective leases.

Index
(3) UNSECURED REVOLVING CREDIT FACILITY AND MORTGAGE NOTES PAYABLE

The Company has a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of the Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Eurodollar rate plus 1.45% to 2.20% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at July 31, 2022. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

In December 2021, the Company refinanced its existing $6.5 million first mortgage secured by the Boonton Acme shopping center located in Boonton, NJ.  The new mortgage has a principal balance of $11.0 million, a term of 10 years, and requires payments of principal and interest at a fixed rate of 3.45%.

In February 2022, the Company refinanced its existing $22.8 million first mortgage secured by The Dock Shopping Center in Stratford, CT.  The new mortgage has a principal balance of $35.0 million, a term of 10 years, and requires payments of principal and interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable spread.  Concurrent with entering into the mortgage, the Company entered into an interest rate swap agreement with the lender as the counterparty, which converts the variable rate based on SOFR to a fixed rate of interest of 3.0525% per annum.

In March 2022, the Company repaid with available cash its existing $3.1 million first mortgage secured by the Van Houten Farms shopping center in Passaic, NJ.

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

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.8% interest in Orangeburg, which owns a CVS-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive a quarterly cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The quarterly cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since acquiring its initial interest in Orangeburg, the Company has made additional investments in the amount of $6.5 million in Orangeburg, and as a result, as of July 31, 2022 the Company's ownership percentage has increased to 43.8% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 26.9% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests from non-managing members totaling $9.7 million and has contributed $1.5 million in additional equity to the venture through July 31, 2022.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center, a grocery-anchored shopping center ("High Ridge Center"), and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge Center is anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.22% of their invested capital.

Dumont

The Company is the managing member and owns a 36.4% interest in Dumont.  The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $630,000 through July 31, 2022.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.0% of their invested capital.

New City

In March 2022, the Company redeemed the remaining noncontrolling interests in New City for $502,000. After the redemption, the Company's ownership of New City increased from 84.3% to 100.0%. New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.

Noncontrolling Interests

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge and Dumont have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company, shares of its Class A Common stock at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean, and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the nine months ended July 31, 2022 and 2021, the Company increased/(decreased) the carrying value of the noncontrolling interests by $(2.3) million and $9.9 million, respectively, with the corresponding adjustment recorded in stockholders’ equity.

The following table sets forth the details of the Company's redeemable non-controlling interests for the nine months ended July 31, 2022 and the fiscal year ended October 31, 2021 (amounts in thousands):

	July 31, 2022	October 31, 2021
Beginning Balance	$67,395	$62,071
Change in Redemption Value	(2,292)	10,450
Partial Redemption of High Ridge Noncontrolling Interest	(1,358)	(5,126)
Redemption of New City Noncontrolling Interest	(502)	-

Ending Balance	$63,243	$67,395

Index

(5) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At July 31, 2022 and October 31, 2021 investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses) (amounts in thousands):

	July 31, 2022	October 31, 2021
Chestnut Ridge Shopping Center (50%)	$11,590	$12,188
Gateway Plaza (50%)	6,340	6,845
Putnam Plaza Shopping Center (66.67%)	3,991	3,231
Midway Shopping Center, L.P. (11.79%)	3,713	3,982
Applebee's at Riverhead (50%)	1,895	2,058
81 Pondfield Road Company (20%)	723	723
Total	$28,252	$29,027

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

On July 1, 2022, Gateway refinanced its existing $10.9 million non-recourse first mortgage loan prior to the original maturity date and incurred a prepayment penalty of $220,000, which was paid to the prior lender at the date of repayment.  The new $14.0 million mortgage loan matures on July 1, 2032 and requires payments of interest only for the first 7 years at a rate equal to the SOFR plus 1.75% and then requires payments of principal and interest for the duration of the loan.  Concurrent with entering into the mortgage, Gateway entered into an interest rate swap agreement, which converts the variable rate based on SOFR to a fixed interest rate of 4.07% per annum for the term of the mortgage note.

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

Midway is subject to a non-recourse first mortgage in the amount of $23.9 million.  The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% (noncontrolling) undivided tenancy-in-common interest in the 189,000 square foot Tops-anchored Putnam Plaza Shopping Center (“Putnam Plaza”) located in Carmel, New York.

Putnam Plaza is subject to a non-recourse first mortgage payable in the amount of $17.8 million.  The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

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

The following table provides a disaggregation of lease income recognized during the nine and three month periods ended July 31, 2022 and 2021, under ASC Topic 842, Leases, as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (In thousands):

	Nine Months Ended July 31,		Three Months Ended July 31,
	2022	2021	2022	2021
Operating lease income:
Fixed lease income (Base Rent)	$76,358	$74,347	$25,558	$24,624
Variable lease income (Recoverable Costs)	25,768	27,043	8,111	8,251
Other lease related income, net:
Above/below market rent amortization	698	455	302	166
Uncollectible amounts in lease income	(172)	(1,379)	(21)	-
ASC Topic 842 cash basis lease income reversal (Including straight-line rent reversals)	(16)	(3,137)	(57)	10

Total lease income	$102,636	$97,329	$33,893	$33,051

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (In thousands):

Fiscal Year Ending
2022 (a)	$28,651
2023	91,223
2024	82,027
2025	70,166
2026	61,403
Thereafter	273,556
Total	$607,026

(a) The future minimum rental income for fiscal 2022 includes amounts due between July 1, 2022 through October 31, 2022.

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

During the nine months ended July 31, 2022, the Company awarded 109,500 shares of Common Stock and 149,000 shares of Class A Common Stock to participants in the Plan.  The grant date fair value of restricted stock grants awarded to participants in 2022 was approximately $5.2 million.

A summary of the status of the Company’s non-vested Common and Class A Common shares as of July 31, 2022, and changes during the nine months ended July 31, 2022 is presented below:

	Common Shares		Class A Common Shares
Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at October 31, 2021	927,800	$17.08	521,700	$20.12
Granted	109,500	$18.47	149,000	$21.32
Vested	(103,100)	$18.30	(87,100)	$23.45
Forfeited	-	$-	(36,300)	$19.49
Non-vested at July 31, 2022	934,200	$17.11	547,300	$19.96

As of July 31, 2022, there was $13.5 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan.  The remaining unamortized expense is expected to be recognized over a weighted average period of 4.8 years. For the nine months ended July 31, 2022 and 2021, amounts charged to compensation expense totaled $2,632,000 and $2,950,000, respectively. For the three months ended July 31, 2022 and 2021, amounts charged to compensation expense totaled $1,025,000 and $1,001,000, respectively.

Share Repurchase Program
The Board of Directors of the Company has approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.

For the three month period ended July 31, 2022, the Company repurchased 264,948 shares of Class A Common Stock at an average price per Class A Common share of $17.28 and 1,873 shares of Common Stock at an average price per Common Share of $17.95.  The Company has repurchased 489,515 shares of Class A Common Stock and 31,027 shares of Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has repurchased 1,214,093 shares of Class A Common Stock and 35,627 shares of Common Stock.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2021 and July 31, 2022, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs (amount in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2022

Assets:
Interest Rate Swap Agreement	$6,446	$-	$6,446	$-

Liabilities:
Interest Rate Swap Agreement	$1,144	$-	$1,144	$-
Redeemable noncontrolling interests	$63,243	$17,745	$44,952	$546

October 31, 2021

Assets:
Interest Rate Swap Agreement	$515	$-	$515	$-

Liabilities:
Interest Rate Swap Agreement	$6,735	$-	$6,735	$-
Redeemable noncontrolling interests	$67,395	$20,283	$46,566	$546

Index

(9) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At July 31, 2022, the Company had commitments of approximately $11.8 million for capital improvements to its properties and tenant-related obligations.

(10) SUBSEQUENT EVENTS

 On September 7, 2022, the Board of Directors of the Company declared cash dividends of $0.2145 for each share of Common Stock and $0.2375 for each share of Class A Common Stock.  The dividends are payable on October 14, 2022 to stockholders of record on September 30, 2022.

In July 2022, the Company repurchased 45,525 shares of Class A Common Stock at an average price per Class A Common share of $18.31 and 1,198 shares of Common Stock at an average price per Common share of $18.50.  These share repurchases settled on August 1 and August 2, 2022 and are included in Class A Common stock and Common stock outstanding as of July 31, 2022, respectively.

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

At July 31, 2022, we owned or had equity interests in 77 properties containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”), which include equity interests in four consolidated joint ventures and six unconsolidated joint ventures. Of the properties owned by wholly-owned subsidiaries or consolidated joint venture entities, approximately 92.1% of the GLA was leased (91.9% at October 31, 2021).  Of the properties owned by unconsolidated joint ventures, approximately 93.7% of the GLA was leased (93.9% at October 31, 2021).  In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of July 31, 2022, the self-storage facility had 57,389 square feet of available GLA, which was 96.6% leased. As discussed later in this Item 2, we have also developed a second self-storage facility located in Stratford, CT with 90,000 square feet of available GLA.  The Stratford facility has been operational for approximately 15 months and is 77.1% leased.  We have also begun construction of a third self-storage facility at our Pompton Lakes, NJ property and our anticipated investment to develop the facility is approximately $7 million.

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

The following information is intended to provide certain information regarding the impact of the COVID-19 pandemic on our portfolio and our tenants.  As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that the following statistical and other information could change going forward, potentially significantly:

•	As of July 31, 2022, all of our 71 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating.

•
As of July 31, 2022, approximately 87% of our GLA is located in properties anchored by grocery stores, pharmacies or wholesale clubs, 4% of our GLA is located in outdoor retail shopping centers adjacent to regional malls, and 8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 1% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York and three retail bank branches.  All six suburban office buildings are open and all of the retail bank branches are open.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We have not converted any additional tenants to cash basis accounting since our second quarter of fiscal 2021. As of July 31, 2022, 33 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period, in which the tenant is converted to cash basis revenue recognition.

In continuing to evaluate the collectability of tenant lease income billings, during the nine and three month periods ended July 31, 2022, we determined that lease payments for 8 and 0 tenants, respectively, which had previously been converted to cash-basis accounting as a result of our earlier assessment that their future lease payments were not probable of collection, had become probable of collection and were restored to accrual basis accounting.  Our criteria for restoring a cash-basis tenant to accrual accounting required the tenant to demonstrate its ability to make current rental payments over the preceding 6 months and for that tenant to have no significant receivables as of July 31, 2022.  As a result of the change in assessment for these tenants and the restoration of such tenants’ straight-line rent receivables, we recorded $50,000 and $0 in lease income in the nine and three month periods ended July 31, 2022. We did not restore any tenants to accrual basis accounting in the nine and three months ended July 31, 2021.

During the nine months ended July 31, 2022 and 2021, we recognized collectability adjustments totaling $236,000 and $4.5 million, respectively. During the three months ended July 31, 2022, we recognized collectability adjustments totaling $76,000.  We did not have any collectability adjustments in the three months ended July 31, 2021.

As of July 31, 2022, the revenue from approximately 3.8% of our tenants (based on total commercial leases) is being recognized on a cash basis.

Each reporting period, management assesses whether there are any indicators that the value of the Company’s real estate investments may be impaired, and management has concluded that none of the Company’s investment properties are impaired at July 31, 2022. We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we will be required to take impairment charges, and such amounts could be material.  See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding our policies on impairment charges.

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

Transaction Highlights of Fiscal 2022; Recent Developments

Set forth below are highlights of our recent property acquisitions, potential acquisitions under contract, other investments, property dispositions and financings:

•
In September 2021, we entered into a purchase and sale agreement to sell our property located in Chester, NJ to an unrelated third party for a sale price of $1.96 million, as that property no longer met our investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly we recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. This loss has been added back to our FFO as discussed below in this Item 2. The amount of the loss represented the net carrying amount of the property over the fair value of the asset, less estimated cost to sell.  In December 2021, the Chester sale was completed and we realized an additional loss on sale of property of $7,000, which loss is included in continuing operations in the consolidated statement of income for the nine months ended July 31, 2022.

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

•
In February 2022, we sold one-free standing restaurant property located in Bloomfield, NJ, as that property no longer met our investment objectives.  The property was sold for $1.8 million and we recorded a gain on sale of property in our second quarter of fiscal 2022 in the amount of $544,000.

•
In February 2022, we refinanced our existing $22.8 million first mortgage secured by our Stratford, CT property.  The new mortgage has a principal balance of $35.0 million, a term of 10 years, and requires payments of principal and interest at a variable rate based on the SOFR, plus an applicable spread.  Concurrent with entering into the mortgage, we entered into an interest rate swap agreement with the lender as the counterparty, which converts the variable rate based on SOFR to a fixed rate of interest totaling 3.0525% per annum.

•
In February 2022, we purchased the Shelton Square shopping center, and in July 2022 exercised an option to purchase a pad site adjacent to the shopping center (collectively, "Shelton") for an aggregate of $35.6 million (exclusive of closing costs).  Shelton is a 188,000 square foot grocery-anchored Shopping Center located in Shelton, CT. We funded the purchase with available cash, borrowings on our Facility, $10 million of which was repaid in March 2022 with proceeds from mortgage borrowings.

•
In March 2022, we sold one-free standing restaurant property located in Unionville, CT, as that property no longer met our investment objectives.  The property was sold for $950,000 and we recorded a gain on sale of property in our second quarter of fiscal 2022 in the approximate amount of $204,000.

•
In March 2022, we redeemed the remaining units of UB New City, LLC from the noncontrolling member.  The total cash price paid for the redemption was $502,000. As a result of the redemption, we now own 100% of the entity.

•	In March 2022, we repaid our first mortgage secured by our Passaic, NJ property in the amount of $3.1 million with available cash.

•
In July 2022, we repurchased 264,948 shares of our Class A Common stock at an average price of $17.28 per share and 1,873 shares of our Common stock at an average price per share of $17.95, as we believed it was a good use of our cash and a way to add value to our stockholders.

•
In July 2022, we repurchased an additional 45,525 shares of Class A Common Stock at an average price per Class A Common share of $18.31 and 1,198 shares of Common Stock at an average price per Common share of $18.50.  These additional share repurchases settled on August 1 and August 2, 2022 and are included in Class A Common stock and Common stock outstanding as of July 31, 2022, respectively.

Index
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

For the nine months ended July 31, 2022, we signed leases for a total of 762,000 square feet of retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 118,000 square feet at an average rental decrease of 7.7% on a cash basis.  Renewals for 644,000 square feet of space previously occupied were signed at an average rental increase of 4.1% on a cash basis.

Tenant improvements and leasing commissions averaged $35.76 per square foot for new leases for the nine months ended July 31, 2022. We did not pay any significant tenant improvements and leasing commissions on renewal leases for the nine months ended July 31, 2022. The average term for new leases was 5 years and the average term for renewal leases was 4 years.

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

Valuation of Investment Properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of July 31, 2022, management does not believe that any of our investment properties are impaired based on information available to us at July 31, 2022.

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

Allowance for Doubtful Accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, record an allowance for doubtful accounts for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of July 31, 2022, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $2.9 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 1 of this Form 10-Q.

Index
Liquidity and Capital Resources

Overview

At July 31, 2022, we had cash and cash equivalents of $12.2 million, compared to $24.1 million at October 31, 2021. Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.   For the nine months ended July 31, 2022 and 2021, net cash flows from operating activities amounted to $57.3 million and $54.5 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for the nine months ended July 31, 2022 and 2021 totaled $28.0 million and $20.0 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve month period, primarily by generating net cash from the operation of our properties.

During the first two quarters of fiscal 2021, the Board of Directors declared and the Company paid quarterly dividends that were reduced from pre-pandemic levels. Subsequent to the end of the second quarter of fiscal 2021, the Board of Directors increased our Common and Class A Common stock dividends when compared to the reduced dividends that were paid during the earlier part of the pandemic.  In December 2021, the Board of Directors further increased the annualized dividend by $0.03 per Common and Class A Common share beginning with our January 2022 dividend and continuing with our second and third quarter dividends payable in April and July 2022, respectively.  Future determinations regarding quarterly dividends will impact the Company's short-term liquidity requirements.

In December 2021 and February 2022, we generated $16.7 million in net proceeds from refinancing two non-recourse first mortgages that were maturing.

In March 2022, we repaid our first mortgage secured by our Passaic, NJ property in the amount of $3.1 million with available cash.

In February 2022, we purchased the Shelton Square shopping center, and in July 2022 exercised an option to purchase a pad site adjacent to the shopping center for an aggregate of $35.6 million (exclusive of closing costs).  We funded the purchase with available cash, borrowings on our Facility, $10 million of which was repaid in March 2022 and proceeds from mortgage borrowings.

In July 2022, we repurchased 264,948 shares of our Class A Common stock at an average price of $17.28 per share and 1,873 shares of our Common stock at an average price per share of $17.95. In July 2022, we repurchased an additional 45,525 shares of Class A Common Stock at an average price per Class A Common share of $18.31 and 1,198 shares of Common Stock at an average price per Common share of $18.50.  These additional share repurchases settled on August 1 and August 2, 2022 and these additional shares are included in Class A Common stock and Common stock outstanding as of July 31, 2022, respectively.  All share repurchases were funded with available cash and proceeds from investment property sales.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the nine months ended July 31, 2022, we paid approximately $10.0 million for property improvements, tenant improvements and leasing commission costs ($4.5 million representing property improvements, $2.3 million in property improvements related to our Stratford project and Pompton Lakes, NJ self-storage project (see paragraphs below) and approximately $3.2 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $11.8 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during the remainder of fiscal 2022 and fiscal 2023.  This amount is inclusive of commitments for the Stratford, CT and Pompton Lakes, NJ developments discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

We have begun construction of a new self-storage facility at our Pompton Lakes, NJ property.  Our investment in this development is estimated to be $7 million, which will be funded with available cash or borrowings on our Facility.

We are currently in the process of developing 3.4 acres of recently-acquired land adjacent to a shopping center we own in Stratford, CT.  We built one pad-site building that is leased to two retail chains and will be building another pad-site building once we receive approvals to move a cell tower to an alternate site on our adjacent shopping center property.  These two pad sites total approximately 5,200 square feet.  In addition, we built a recently-opened self-storage facility of approximately 131,000 square feet, which is managed for us by a national self-storage company. The total project cost of the completed pad site and the completed self-storage facility was approximately $18.8 million (excluding land cost).  We plan on funding the development cost for the second pad site with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 2.  The Stratford storage building is approximately 77.1% leased as of July 31, 2022.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $304.3 million consist of $1.7 million in variable rate debt with an interest rate of 5.09% as of July 31, 2022 and $302.6 million in fixed-rate mortgage loans, with a weighted average interest rate of 3.8% at July 31, 2022.  The mortgages are secured by 23 properties with a net book value of $493 million and have fixed rates of interest ranging from 3.1% to 4.8%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At July 31, 2022, we had 48 properties in our consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have nine promissory notes secured by properties we consolidate and three promissory notes secured by properties in joint ventures that we do not consolidate, the interest rate on which 12 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) or SOFR, plus a specified credit spread amount.  In addition, on each of the dates these notes were executed by us, we entered into a corresponding derivative interest rate swap contract, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR or SOFR, to a fixed rate of interest for the life of each note. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, subsequently announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this extension, a joint statement by key regulatory authorities called on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. In August 2022, we amended three mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of SOFR.   We are in the process of working with the lenders and counterparties to amend the remaining promissory notes and swap contracts that reference LIBOR. We have good working relationships with all of our lenders/counterparties, and all indications we have received from them are that the replacement reference rate under the notes will match the replacement rates in the swaps.  Therefore, we believe there would be no material effect on our financial position or results of operations. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Report on Form 10-Q for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 31.7% and a fixed charge coverage ratio of over 3.6 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.  We own 48 properties in our consolidated portfolio that are not encumbered by secured mortgage debt.  At July 31, 2022, we had borrowing capacity of $114.2 million on our Facility (exclusive of the accordion feature discussed in the following paragraph).  Our Facility includes financial covenants that limit, among other things, our ability to incur unsecured and secured indebtedness.  See Note 3 in our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information on these and other restrictions.

We currently have a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives us the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of Facility is March 29, 2024, with a one year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of either the Eurodollar rate plus 1.45% to 2.20%, or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness, including preferred stock, and additionally requires us to maintain certain debt coverage ratios. We were in compliance with such covenants at July 31, 2022. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

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

At July 31, 2022, we have $10 million outstanding on our Facility.

Unconsolidated Joint Venture Debt

We have six off-balance sheet investments in real property through unconsolidated joint ventures:

•	a 66.67% equity interest in the Putnam Plaza Shopping Center,

•	an 11.792% equity interest in Midway Shopping Center, L.P.,

•	a 50% equity interest in Chestnut Ridge Shopping Center,

•	a 50% equity interest in each of Gateway Plaza shopping center and Applebee’s Plaza, and

•	a 20% interest in a suburban office building with ground level retail.

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

		Principal Balance		Fixed Interest
Joint Venture Description	Location	Original Balance	At July 31, 2022	Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$23,900	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$17,800	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$14,000	4.07%	July 2032
Applebee's Plaza	Riverhead, NY	$2,300	$1,700	3.38%	Aug-2026

On July 1, 2022, we along with the other 50% joint venture owner of Gateway, refinanced the existing $10.9 million non-recourse first mortgage loan secured by the property prior to the original maturity date and incurred a prepayment penalty of $220,000, which was paid to the prior lender at the date of repayment.  The new $14.0 million mortgage loan matures on July 1, 2032 and requires payments of interest only for the first 7 years at a rate equal to SOFR plus 1.75% and then requires payments of principal and interest for the duration of the loan. Concurrent with entering into the mortgage, Gateway entered into an interest rate swap agreement, which converted the variable rate based on SOFR to a fixed interest rate of 4.07% per annum for the term of the mortgage note.

On August 1, 2022, we along with the other 50% joint venture owner of Applebee's repaid in full the mortgage that was secured by the property with proceeds from the Gateway refinancing.

Index
Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $57.3 million for the nine months ended July 31, 2022 compared to $54.5 million in the comparable period of fiscal 2021. The net increase in operating cash flows when compared with the corresponding prior period was primarily related to an increase in the collection of accounts receivable in the first three quarters of fiscal 2022 when compared to the corresponding prior period.  This increase was offset by a decrease in variable lease income (cost recovery income) for an under accrual adjustment in the first quarter of fiscal 2021, which increased variable lease income in the first three quarters of fiscal 2021, thus creating a negative variance in fiscal 2022.

Investing Activities

Net cash flows used by investing activities amounted to $39.1 million for the nine months ended July 31, 2022 compared to net cash provided by investing activities in the amount of $1.4 million in the comparable period of fiscal 2021. The increase in net cash flows used by investing activities in the nine months ended July 31, 2022 when compared to the corresponding prior period was the result of expending $35.7 million on the acquisition of an investment property in fiscal 2022. We did not acquire any investment properties in the first three quarters of fiscal 2021. In addition, the increase to cash used by investing activities in the first three quarters of fiscal 2022 when compared to the corresponding prior period was the result of us selling two properties and a portion of one other property in fiscal 2021, which generated $16.7 million in net proceeds versus selling three smaller properties in fiscal 2022, which generated only $4.4 million. This net increase in cash used by investing activities was off-set by expending $3.5 million less on property improvements in the first nine months of fiscal 2022, when compared with the corresponding prior period, and receiving $1.4 million more in distributions from our unconsolidated joint ventures in the first nine months of fiscal 2022 when compared to the corresponding prior period.

We regularly make capital investments in our properties for improvements, and pursuant to our obligations for tenant improvements and leasing commissions.

Financing Activities

The $43.6 million decrease in net cash flows used by financing activities for the nine months ended July 31, 2022, when compared to the corresponding prior period, was predominantly the result of drawing a net $10 million on our Facility in the first nine months of fiscal 2022 and repaying $30 million on our Facility in the first nine months of fiscal 2021.  In addition, in the first nine months of fiscal 2022, the Company refinanced two mortgages and generated additional proceeds of $16.7 million. The net decrease was offset by the Company paying $8.0 million more in common stock dividends in the first nine months of fiscal 2022, when compared to the corresponding prior period, as the impact of the pandemic eased and our cash flow improved.

Index
Results of Operations

The following information summarizes our results of operations for the nine and three months ended July 31, 2022 and 2021 (amounts in thousands):

	Nine Months Ended				Change Attributable to
	July 31,		Increase		Property	Properties Held In
Revenues	2022	2021	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$77,056	$74,802	$2,254	3.0%	$842	$1,412
Recoveries from tenants	25,768	27,043	(1,275)	(4.7)%	165	(1,440)
Uncollectable amounts in lease income	(172)	(1,379)	1,207	(87.5)%	-	1,207
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	(16)	(3,137)	3,121	(99.5)%	-	3,121
Total lease income	102,636	97,329

Lease termination	691	801	(110)	(13.7)%	-	(110)
Other income	3,712	3,403	309	9.1%	6	303

Operating Expenses
Property operating	18,915	17,733	1,182	6.7%	32	1,150
Property taxes	17,787	17,785	2	-	92	(90)
Depreciation and amortization	22,360	21,773	587	2.7%	487	100
General and administrative	7,673	6,876	797	11.6%	n/a	n/a

Non-Operating Income/Expense
Interest expense	9,750	10,062	(312)	(3.1)%	-	(312)
Interest, dividends, and other investment income	216	171	45	26.3%	n/a	n/a

	Three Months Ended				Change Attributable to
	July 31,		Increase		Property	Properties Held In
Revenues	2022	2021	(Decrease)	% Change	Acquisitions/Sales	Both Periods (Note 1)
Base rents	$25,860	$24,790	$1,070	4.3%	$682	$388
Recoveries from tenants	8,111	8,251	(140)	(1.7)%	118	(258)
Uncollectable amounts in lease income	(21)	-	(21)	(100.0)%	-	(21)
ASC Topic 842 cash basis lease income reversal (including straight-line rent)	(57)	10	(67)	(670.0)%	-	(67)
Total lease income	33,893	33,051

Lease termination	631	96	535	557.3%	-	535
Other income	960	1,183	(223)	(18.9)%	2	(225)

Operating Expenses
Property operating	5,514	5,284	230	4.4%	57	173
Property taxes	5,976	6,009	(33)	(0.5)%	41	(74)
Depreciation and amortization	7,644	7,063	581	8.2%	256	325
General and administrative	2,485	2,139	346	16.2%	n/a	n/a

Non-Operating Income/Expense
Interest expense	3,186	3,329	(143)	(4.3)%	-	(143)
Interest, dividends, and other investment income	103	75	28	37.3%	n/a	n/a

 Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2022 and 2021 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 3.0% to $77.1 million for the nine months ended July 31, 2022, as compared with $74.8 million in the corresponding period of 2021. Base rents increased by 4.3% to $25.9 million for the three months ended July 31, 2022, as compared with $24.8  million in the corresponding period of 2021. The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:

In the first nine months of fiscal 2022, we acquired one property totaling 188,000 square feet and sold three properties totaling 14,300 square feet. In fiscal 2021, we sold two properties totaling 105,000 square feet.  These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the nine and three month periods ended July 31, 2022, when compared with the corresponding periods in fiscal 2021.

Properties Held in Both Periods:

Revenues

Base Rent

For properties held in both periods, base rent for the nine and three month periods ended July 31, 2022 increased by $1.4 million and $388,000, respectively, when compared with the corresponding prior period.  This positive variance in the nine and three month periods ended July 31, 2022 when compared with the corresponding prior periods was primarily a result of new leasing completed after the first and second quarters of fiscal 2021.

In the first nine months of fiscal 2022, we leased or renewed approximately 762,000 square feet (or approximately 16.6% of total GLA).  At July 31, 2022, our consolidated properties were 92.1% leased (91.9% leased at October 31, 2021).

Tenant Recoveries
In the nine and three month periods ended July 31, 2022, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $1.4 million and $258,000, respectively, when compared with the corresponding prior periods. The decrease in tenant recoveries was the result of an under-accrual adjustment in the first quarter of fiscal 2021. We completed the 2020 annual reconciliations for both common area maintenance and real estate taxes in the first quarter of fiscal 2021, and those reconciliations resulted in us billing our tenants more than we had anticipated and accrued for in the prior period. This increased tenant reimbursement income in the first quarter of fiscal 2021, and caused a negative variance in the first quarter of fiscal 2022.  This net decrease was offset by an increase in property operating expenses in the nine and three month periods ended July 31, 2022, when compared to the corresponding prior periods, predominantly related to insurance, environmental costs and roof repairs.

Uncollectable Amounts in Lease Income
In the nine months ended July 31, 2022, uncollectable amounts in lease income decreased by $1.2 million. In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through the first half of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the nine months ended July 31, 2022, many of our tenants experienced business improvement as regulatory restrictions continued to ease and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined during such period, when compared with the corresponding period of the prior year.  There was no significant change in uncollectable amounts in lease income for the three months ended July 31, 2022 when compared with the corresponding prior period of fiscal 2021.

ASC Topic 842 Cash Basis Lease Income Reversals
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of July 31, 2022, 33 of these 89 tenants are no longer tenants in the Company's properties. As a result of converting these tenants to cash-basis accounting in fiscal 2021, we reversed straight-line rent receivables in the amount of $1.3 million and reversed billed but unpaid rents related to cash-basis tenants of $1.9 million in the nine month periods ended July 31, 2021.  There were no significant charges related to cash-basis tenants in the three months ended July 31, 2022 and 2021.

As of July 31, 2022, 35 tenants continue to be accounted for on a cash basis, or approximately 3.8% of our tenants.  Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Expenses

Property Operating
In the nine and three month periods ended July 31, 2022, property operating expenses increased by $1.2 million and $173,000, respectively, when compared with the corresponding prior periods. This was primarily a result of having higher common area maintenance expenses in the nine and three month periods ended July 31, 2022, when compared with the corresponding prior periods, related to insurance, environmental costs and roof repairs.

Property Taxes
In the nine and three month periods ended July 31, 2022, property tax expenses were relatively unchanged, when compared with the corresponding prior periods.

Interest
In the nine and three month periods ended July 31, 2022, interest expense was relatively unchanged, when compared with the corresponding prior periods.

Depreciation and Amortization
In the nine and three month periods ended July 31, 2022, depreciation and amortization was relatively unchanged, when compared with the corresponding prior periods.

General and Administrative Expenses
In the nine and three month periods ended July 31, 2022, general and administrative expenses increased by $797,000 and $346,000, respectively, when compared with the corresponding prior periods. This was primarily a result of an increase in employee compensation, state tax expense related to a capital gain for a property we sold that was located in New Hampshire and professional fees.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common stockholders in accordance with GAAP to FFO for the nine and three months ended July 31, 2022 and 2021 (amounts in thousands):

Reconciliation of Net Income Available to Common and Class A Common Stockholders To Funds From Operations:	Nine Months Ended		Three Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net Income Applicable to Common and Class A Common Stockholders	$19,136	$27,475	$6,630	$18,375

Real property depreciation	17,501	17,198	5,879	5,737
Amortization of tenant improvements and allowances	3,154	3,312	1,031	960
Amortization of deferred leasing costs	1,652	1,209	716	363
Depreciation and amortization on unconsolidated joint ventures	1,132	1,127	386	377
(Gain)/loss on sale of property	(768)	(12,214)	-	(11,808)

Funds from Operations Applicable to Common and Class A Common Stockholders	$41,807	$38,107	$14,642	$14,004

FFO amounted to $41.8 million in the nine months ended July 31, 2022, compared to $38.1 million in the corresponding period of fiscal 2021.  The net increase in FFO is attributable, among other things to:

Increases:

•	An increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2021.
•
A decrease in uncollectable amounts in lease income of $1.3 million in the nine months ended July 31, 2022, when compared with the corresponding prior period.  We significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the onset of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through our first quarter of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the nine months ended July 31, 2022, many of our tenants continued to see signs of business improvement as regulatory restrictions continued to ease and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined during such period, when compared with the corresponding period of the prior year.

•
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of July 31, 2022, 33 of these 89 tenants are no longer tenants in the Company's properties. As a result of converting these tenants to cash-basis accounting we reversed straight-line rent receivables in the amount of $1.2 million and reversed billed but uncollected rents in the amount of  $1.9 million in the nine month period ended July 31, 2021.  There were no significant charges related to cash-basis tenants in the nine months ended July 31, 2022.

As of July 31, 2022, 35 tenants continue to be accounted for on a cash basis, or approximately 3.8% of our tenants.  Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Decreases:

•
A decrease in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in the first quarter of fiscal 2021, which increased revenue in the first quarter of fiscal 2021 and caused a negative variance in the first nine months of fiscal 2022.

•
A $797,000 increase in general and administrative expenses predominantly related to an increase employee compensation, state tax expense related to a capital gain for a property we sold that was located in New Hampshire and professional fees in the first nine months of fiscal 2022, when compared to the corresponding prior period.

FFO amounted to $14.6 million in the three months ended July 31, 2022, compared to $14.0 million in the corresponding period of fiscal 2021.  The net increase in FFO is attributable, among other things to:

Increases:

•	A net increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2021.
•
An increase in lease termination income in three months ended July 31, 2022 when compared with the corresponding prior period as a result of one national tenant exercising a termination right in their lease for which they paid a termination penalty.

Decreases:

•
A $346,000 increase in general and administrative expenses predominantly related to an increase in state tax expense related to a capital gain for a property we sold that was located in New Hampshire and professional fees in the three months ended July 31, 2022, when compared to the corresponding prior period.

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

	Nine Months Ended July 31,			Three Months Ended July 31,
	2022	2021	% Change	2022	2021	% Change
Same Property Operating Results:

Number of Properties (Note 1)	72			72

Revenue (Note 2)
Base Rent (Note 3)	$74,063	$74,566	(0.7)%	$24,462	$24,641	(0.7)%
Uncollectable amounts in lease income-same property	(172)	(1,371)	(87.5)%	(20)	9	(322.2)%
ASC Topic 842 cash-basis lease income reversal-same property	(66)	(1,882)	(96.5)%	(56)	(27)	107.4%
Recoveries from tenants	25,363	26,803	(5.4)%	7,935	8,191	(3.1)%
Other property income	1,262	359	251.5%	132	132	-
	100,450	98,475	2.0%	32,453	32,946	(1.5)%

Expenses
Property operating	10,982	10,996	(0.1)%	3,180	3,276	(2.9)%
Property taxes	17,554	17,655	(0.6)%	5,876	5,957	(1.4)%
Other non-recoverable operating expenses	1,624	1,480	9.7%	662	464	42.7%
	30,160	30,131	0.1%	9,718	9,697	0.2%

Same Property Net Operating Income	$70,290	$68,344	2.8%	$22,735	$23,249	(2.2)%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Other reconciling items:
Other non same-property net operating income	1,445	882		695	132
Other Interest income	470	349		184	118
Other Dividend Income	60	36		60	36
Consolidated lease termination income	691	801		631	96
Consolidated amortization of above and below market leases	698	455		301	165
Consolidated straight line rent income	(48)	(2,702)		7	(371)
Equity in net income of unconsolidated joint ventures	814	1,025		224	365
Taxable REIT subsidiary income/(loss)	(180)	419		(45)	165
Solar income/(loss)	(233)	(159)		59	88
Storage income/(loss)	1,572	805		571	360
Unrealized holding gains arising during the periods	-	-		-	-
Gain on marketable securities	-	-		-	-
Interest expense	(9,750)	(10,062)		(3,186)	(3,329)
General and administrative expenses	(7,673)	(6,876)		(2,485)	(2,139)
Uncollectable amounts in lease income	(172)	(1,380)		(20)	-
Uncollectable amounts in lease income-same property	172	1,371		20	(9)
ASC Topic 842 cash-basis lease income reversal	(66)	(1,882)		(56)	10
ASC Topic 842 cash-basis lease income reversal-same property	66	1,882		56	27
Directors fees and expenses	(283)	(277)		(82)	(79)
Depreciation and amortization	(22,360)	(21,773)		(7,644)	(7,063)
Adjustment for intercompany expenses and other	(4,212)	(3,035)		(1,101)	(954)

Total other -net	(38,989)	(40,121)		(11,811)	(12,382)
Income from continuing operations	31,301	28,223	10.9%	10,924	10,867	0.5%
Gain (loss) on sale of real estate	768	12,214		-	11,808
Net income	32,069	40,437	(20.7)%	10,924	22,675	(51.8)%
Net income attributable to noncontrolling interests	(2,695)	(2,724)		(881)	(887)
Net income attributable to Urstadt Biddle Properties Inc.	$29,374	$37,713	(22.1)%	$10,043	$21,788	(53.9)%

Same Property Operating Expense Ratio (Note 4)	88.9%	93.5%	(4.7)%	87.6%	88.7%	(1.1)%

Note 1 - Includes only properties owned for the entire period of both periods presented.

Note 2 - Excludes straight line rent, above/below market lease rent, lease termination income.

Note 3 - Base rents for the three and nine month periods ended July 31, 2022 are reduced by approximately $0 and $87,000, respectively, in rents that were deferred and approximately $3,000 and $160,000, in rents that were abated because of COVID-19. Base rents for the three and nine month periods ended July 31, 2022, are increased by approximately $83,000 and $465,000, respectively, in COVID-19 deferred rents that were billed and collected in the fiscal 2022 periods.

Base rents for the three and nine month periods ended July 31, 2021 are reduced by approximately $99,000 and $525,700, respectively, in rents that were deferred and approximately $414,000 and $2.7 million, in rents that were abated because of COVID-19. Base rents for the three and nine month periods ended July 31, 2021, are increased by approximately $791,000 and $2.6 million, respectively, in COVID-19 deferred rents that were billed and collected in the fiscal 2021 periods.

Note 4 -Represents the percentage of property operating expense and real estate tax.

Index
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which predominantly include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of July 31, 2022, we had total mortgage debt of $301.2 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

For our fixed-rate debt, there is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.
To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements to convert some of our variable-rate debt to fixed-rate debt.  As of July 31, 2022, we had nine open derivative financial instruments that relate to promissory notes secured by properties that we consolidate.  These interest rate swaps are cross-collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Southeast, NY, Stamford, CT, Greenwich CT, Darien, CT, Stratford, CT. and Dumont, NJ.  The Ossining swap expires in October 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Southeast swap expires in June 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in March 2028, the Stratford swap expires in February 2032, and the Dumont, NJ swap expires in August 2027, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges, all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. In August 2022, we amended three mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of SOFR.   We are in the process of working with the lenders and counterparties to amend the remaining promissory notes and  swap contracts that reference LIBOR. We have good working relationships with all of our lenders/counterparties, and all indications we have received from them are that the replacement reference rate under the notes will match the replacement rates in the swaps. Therefore, we believe there would be no material effect on our financial position or results of operations. See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A in our October 31, 2021 Annual Report on Form 10-K for more information.
At July 31, 2022, we had $10 million in borrowings outstanding on our Facility, which bears interest at LIBOR plus 1.45%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

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

Changes in Internal Controls
During the quarter ended July 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings. There are no material legal proceedings presently pending against the Company.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Following on its initial December 2013 authorization, in June 2017, our Board of Directors re-approved a share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common stock and Class A Common stock in open market transactions.  The Current Repurchase Program was announced on June 9, 2017 and has no set expiration date.  For the three month period ended July 31, 2022, the Company repurchased 264,948 shares of Class A Common stock and 1,873 shares of Common stock under the Current Repurchase Program.

The following table sets forth Class A Common shares repurchased by the Company during the three month period ended July 31, 2022:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
May 1, 2022 – May 31, 2022	-	-	-	1,017,101
June 1, 2022 – June 30, 2022	-	-	-	1,017,101
July 1, 2022 – July 31, 2022 (b)	264,948	$17.28	264,948	750,280

The following table sets forth Common shares repurchased by the Company during the three month period ended July 31, 2022:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
May 1, 2022 – May 31, 2022	-	-	-	1,017,101
June 1, 2022 – June 30, 2022	-	-	-	1,017,101
July 1, 2022 – July 31, 2022 (b)	1,873	$17.95	1,873	750,280

(a)  See paragraph above regarding the Current Repurchase Program.

(b) In addition to the shares repurchased above, in July 2022, the Company repurchased 45,525 shares of Class A Common Stock at an average price per Class A Common share of $18.34 and 1,198 shares of Common Stock at an average price per Common share of $18.53.  These share repurchases settled in August 2022.

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

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

By: /s/ Willing L. Biddle
Willing L. Biddle
Chief Executive Officer
(Principal Executive Officer)

By: /s/ John T. Hayes
John T. Hayes
Senior Vice President &
Chief Financial Officer
(Principal Financial Officer
Dated: September 8, 2022	and Principal Accounting Officer