Form 10-K
period 2022-10-31
URSTADT BIDDLE PROPERTIES INC
filed 2023-01-13
CIK 1029800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2022 (price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter): Common Shares, par value $.01 per share, $29,144,112; Class A Common Shares, par value $.01 per share, $511,650,893.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock and Class A Common Stock, as of January 6, 2023 (latest practicable date): 10,356,585 Common Shares, par value $.01 per share, and 28,968,153 Class A Common Shares, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on March 22, 2023 (certain parts as indicated herein) (Part III).

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

•	environmental risk and regulatory requirements;

•	risks related to our status as a real estate investment trust, including the application of complex federal income tax regulations that are subject to change;

•	legislative and regulatory changes generally that may impact us or our tenants; and

•	other risks identified in this Annual Report on Form 10-K under Item 1A. Risk Factors and in the other reports filed by the Company with the Securities and Exchange Commission (the “SEC”).

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

At October 31, 2022, the Company owned or had equity interests in 77 properties comprised of neighborhood and community shopping centers, office buildings, single tenant retail or restaurant properties and office/retail mixed use properties located in three states, containing a total of 5.3 million square feet of gross leasable area (“GLA”).  We seek to identify desirable properties, typically neighborhood and community shopping centers, for acquisition, which we acquire in the normal course of business.  In addition, we regularly review our portfolio and, from time to time, may sell certain of our properties.  For a description of the Company's properties and information about the carrying amount of the properties at October 31, 2022 and encumbrances, see Item 2. Properties and Schedule III located in Item 15.

In addition, we own and operate self-storage facilities at two of our retail properties.  The self-storage facilities are managed for us by Extra Space Storage, a publicly traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space with approximately 57,300 square feet of GLA.  The second self-storage facility is located adjacent to our Dock shopping center in Stratford, CT with approximately 90,000 square feet of available GLA.  In addition, we are close to completion on a third self-storage facility, which is located at our Pompton Lakes shopping center and will have approximately 60,100 square feet of available GLA.

We actively manage and supervise the operations and leasing of all of our properties. We also derive income from the management of six properties owned by third parties and in which we have no equity interest.

In addition to our business of owning and managing real estate, we are also involved in the beer, wine and spirits retail business, through our ownership of six subsidiary corporations formed as taxable REIT subsidiaries.  Each subsidiary corporation owns and operates a beer, wine and spirits retail store at one of our shopping centers.  To assist with the management of our operations, we have engaged an experienced third-party, retail beer, wine and spirits manager, which also owns many stores of its own.  Each of these stores occupies space at one of our shopping centers, fulfilling a strategic need for a beer, wine and spirits business at such shopping center.  These stores are not currently providing material earnings in excess of what the Company would have earned from leasing the space to unrelated tenants at market rents.  However, these businesses are continuing to mature, and net sales and earnings may eventually become material to our financial position and net income.  Nevertheless, our primary business remains the ownership and management of real estate, and we expect that the beer, wine and spirts business will remain an ancillary aspect of our business model.  We may open additional beer, wine and spirits stores at other shopping centers if we determine that any such store would be a strategic fit for our overall business and the investment return analysis supports such a determination.

We derive other ancillary income from property related sources such as solar array installations and electrical vehicle charging stations.

Growth Strategy

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  In addition, we have mortgage debt secured by some of our properties and a $125 million Facility.  We do not have any secured debt maturing until August of 2024.

Key elements of our growth strategies and operating policies are to:

•
maintain our focus on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, which we believe can provide a more stable revenue flow even during difficult economic times, given the focus on food and other types of staple goods;

•
acquire quality neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan tri-state area outside of the City of New York, and unlock further value in these properties with selective enhancements to both the property and tenant mix, as well as improvements to management and leasing fundamentals, with the hope of growing our assets through acquisitions subject to the availability of acquisitions that meet our investment parameters;

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

Leasing Results

At October 31, 2022, our properties collectively had 942 leases with tenants providing a wide range of products and services.  Tenants include regional supermarkets, national and regional discount stores, other local retailers and office tenants.  At October 31, 2022, the 71 consolidated properties were 93.0% leased and 92.6% occupied (see Results of Operations discussion in Item 7).  At October 31, 2022, we had equity investments in six properties which we do not consolidate; those properties were 94.4% leased.  We believe the properties are adequately covered by property and liability insurance.

A substantial portion of our operating lease income is derived from tenants under leases with terms greater than one year.  Most of the leases provide for the payment of monthly fixed base rents and for the payment by the tenant of a pro-rata share of the real estate taxes, insurance, utilities and common area maintenance expenses incurred in operating the properties.

For the fiscal year ended October 31, 2022, no single tenant comprised more than 10.3% of the total annual base rents of our properties. The following table sets forth a schedule of our ten largest tenants by percent of total annual base rent of our properties to total annual base rent for the year ended October 31, 2022.

Tenant	Number of Stores	% of Total Annual Base Rent of Properties
Stop & Shop	11	10.3%
CVS	9	4.4%
Acme	6	3.7%
The TJX Companies	4	2.7%
ShopRite	3	1.9%
Bed Bath & Beyond (includes Harmon Cosmetics)	2	1.6%
BJ's	3	1.6%
Staples	3	1.4%
Walgreens	4	1.2%
J.P Morgan Chase	8	1.1%
	53	29.9%

See Item 2. Properties for a complete list of the Company’s properties.

The Company’s single largest real estate investment is its 100% ownership of the general and limited partnership interests in the Ridgeway Shopping Center (“Ridgeway”).

Ridgeway is located in Stamford, Connecticut and was developed in the 1950s and redeveloped in the mid-1990s. The property contains approximately 374,000 square feet of GLA.  It is the dominant grocery-anchored center and the largest non-mall shopping center located in the City of Stamford, Fairfield County, Connecticut. For the fiscal year ended October 31, 2022, Ridgeway revenues represented approximately 10.1% of the Company’s total revenues and its assets represented approximately 6.5% of the Company’s total assets at October 31, 2022. As of October 31, 2022, Ridgeway was 98% leased. The property’s largest tenants (by base rent) are:  The Stop & Shop Supermarket Company (21%), Bed, Bath & Beyond (15%) and Marshall’s Inc., a division of the TJX Companies (11%).  No other tenant accounts for more than 10% of Ridgeway’s annual base rents.

The following table sets forth a schedule of the annual lease expirations for retail leases at Ridgeway as of October 31, 2022 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rentals	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2023 (Note A below)	14	93,870	$3,169,500	28.8%
2024	2	1,925	85,700	0.8%
2025	2	42,000	1,138,800	10.4%
2026	2	5,724	149,200	1.4%
2027	6	101,422	3,460,800	31.5%
2028	2	37,125	1,293,600	11.8%
2029	1	4,000	95,300	0.9%
2030	1	2,347	61,300	0.6%
2031	3	46,541	1,003,400	9.1%
2032	2	9,935	262,300	2.4%
Thereafter	1	9,390	272,300	2.5%
Total	36	354,279	$10,992,200	100%

(A) - Included in these amounts is a 56,000 square foot lease with Bed Bath and Beyond, which expires on January 31, 2023.  This tenant has informed the Company that it plans on vacating the space at lease expiration.  The annual base rent for this space is currently $1.5 million.  The Company is in the process of negotiating a lease for a large portion of this space with a national retailer.

For further financial information about our only reportable operating segment, Ridgeway, see note 1 of our financial statements in Item 8 included in this Annual Report on Form 10-K.

Financing Strategy

We intend to continue to finance acquisitions and property improvements and/or expansions with the most advantageous sources of capital that we believe are available to us at the time, and which may include the sale of common or preferred equity through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings, investments in real estate joint ventures and the reinvestment of proceeds from the disposition of assets.  Our financing strategy is to maintain a strong and flexible financial position by (i) maintaining a prudent level of leverage, and (ii) minimizing our exposure to interest rate risk represented by floating rate debt.

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
Our executive offices are located at 321 Railroad Avenue, Greenwich, Connecticut.  Urstadt Biddle Properties Inc. has 55 employees, all located at the Company’s executive offices and we believe our relationship with our employees is good.

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

Item 1A.  Risk Factors

Risks Related to COVID-19

The COVID-19 pandemic has caused severe disruptions in the United States and global economies, including disruptions in the financial and labor markets, which could materially and adversely affect our financial condition, results of operations, cash flows, liquidity and performance and that of our tenants.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.  The COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the U.S. and global economy, as well as significant volatility and negative pressure in the financial markets.   During the early part of the pandemic, the U.S. economy came under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines and restrictions on travel.  These measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open but limited the operations of other categories of our tenants to varying degrees.  These restrictions have been long since lifted, and the negative impact of the COVID-19 pandemic appears to be much improved, with most tenant businesses operating at pre-pandemic levels.  For certain categories of our tenants, such as dry cleaners and some small format fitness tenants, however, the negative impact of COVID-19 was more severe and the recovery is still in progress.  We may be unable to fully collect on rents from such tenants, and in some cases, may need to secure replacement tenants.

Moreover, the evolution of new COVID-19 variants makes the situation difficult to predict. A worsening of the COVID-19 pandemic or outbreaks of other highly infectious diseases could materially and adversely affect us, particularly if business conditions, the regulatory environment or the public health situation returns to that experienced during the early days of the COVID-19 pandemic.  These impacts could include:

•
a deterioration in consumer sentiment, changes in consumer behavior in favor of e-commerce, or negative public perception of the COVID-19 health risk, which could result in decreased foot traffic to our shopping centers and tenant businesses for an extended period of time, which could negatively impact our tenants’ businesses;

•
the inability of tenants to meet their lease obligations or other obligations (including repayment of deferred rents) to us in full, or at all, or to otherwise seek modifications of such obligations or declare bankruptcy due to economic and business conditions;

•
the ability and willingness of new tenants to enter into leases during what is perceived to be uncertain times, the ability and willingness of existing tenants to renew their leases upon expiration, and our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant;

•
disruptions to the supply chain or lack of employees available or willing to work due to perceptions of COVID-19 health risk, as well as general labor shortages, that could make it difficult for our tenants to operate, as well as to pay rent;

•
state, local or industry-initiated efforts, such as a rent freeze for tenants, the suspension of a landlord’s ability to enforce evictions, or the mandatory closures of businesses, which could affect our ability to collect rent or enforce remedies for the failure to pay rent;

•
severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital, draw on our credit facility or obtain additional indebtedness or refinance indebtedness as it becomes due; and

•	volatility in the trading prices of our Common Stock and Class A Common Stock.

To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K.

Risks Related to our Operations and Properties

There are risks relating to investments in real estate and the value of our property that are beyond our control, including global, national, regional and local economic and market conditions.

Yields from our properties depend on their net income and capital appreciation.  Real property income and capital appreciation may be adversely affected by general and local economic conditions, neighborhood values, demographic trends, competitive overbuilding, zoning laws, weather, casualty losses and other factors beyond our control.  Since substantially all of our income is rental income from real property, our income and cash flow could be adversely affected if a large tenant is, or a significant number of tenants are, unable to pay rent or if available space cannot be rented on favorable terms.  Operating and other expenses of our properties, particularly significant expenses such as interest, real estate taxes and maintenance costs, generally do not decrease when income decreases and, even if revenues increase, operating and other expenses may increase faster than revenues.

We may be unable to sell properties when appropriate because real estate investments are illiquid.

Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. With respect to each of our four consolidated joint ventures, McLean, Orangeburg, High Ridge and Dumont, which we refer to as our DownREITs, we may not sell or transfer the contributed property during contractually agreed upon protection periods other than as part of a tax-deferred transaction under the Code or if the conditions exist that would give us the right to call all of the non-managing member units or partnership units, as applicable, following the death or dissolution of certain non-managing members or following a contracted fixed date.  Because of these market, regulatory and contractual conditions, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our stockholders.

Our business strategy is mainly concentrated in one type of commercial property and in one geographic location, which could make us more vulnerable to regional economic downturns and natural disasters.

Our primary investment focus is neighborhood and community shopping centers, with a concentration in the metropolitan New York tri-state area outside of the City of New York.  For the year ended October 31, 2022, 100.0% of our total revenues were from properties located in this area.  Moreover, the Company's single largest real estate investment is its ownership of the Ridgeway Shopping Center ("Ridgeway") located in Stamford, Connecticut.  For the year ended October 31, 2022, Ridgeway revenues represented approximately 10.1% of the Company's total revenues and approximately 6.5% of the Company's total assets at October 31, 2022.

Because we are concentrated in one geographic area, negative changes in regional economic conditions, rates of employment, and demographic trends can result in our geographic focus area becoming a less desirable place for tenants to locate, making it more difficult for us to increase rents and retain tenants.  Potential changes to the local real estate markets, such as the competitive overbuilding of retail space, or a decrease in demand for shopping center properties due to demographic or market trends could also adversely affect our financial condition and results of operations.

We are also impacted by weather patterns and natural disasters, including changes in weather patterns and natural disaster exacerbated by climate change, that could have a more significant localized effect in the areas where our properties are concentrated. The occurrence of natural disasters or severe weather conditions can delay new development projects, increase investment costs to repair or replace damaged properties, increase operation costs, increase future property insurance costs, disrupt our business and the business of our tenants, and negatively impact the ability of some tenants to pay rent.  Tenants may also be less willing to lease space that they view as susceptible to natural disasters.  We may also face potential additional regulatory requirements by government agencies in response to such perceived risks.

As a result of our geographic concentration and focus on one type of property, we may be exposed to greater risks than if our investment focus was based on more diversified types of properties and in more diversified geographic areas.

We are dependent on anchor tenants at many of our retail properties.

Most of our retail properties are dependent on a major or anchor tenant, often a supermarket anchor.  If we are unable to renew any lease we have with the anchor tenant at one of these properties upon expiration of the current lease on favorable terms, or to re-lease the space to another anchor tenant of similar or better quality upon departure of an existing anchor tenant on similar or better terms, we could experience material adverse consequences with respect to such property, such as higher vacancy, re-leasing on less favorable economic terms, reduced net income, reduced funds from operations and reduced property values.  Vacated anchor space also could adversely affect a property because of the loss of the departed anchor tenant’s customer drawing power.  Loss of customer drawing power also can occur through the exercise of the right that some anchors have to vacate and prevent re-tenanting by paying rent for the balance of the lease term.  In addition, vacated anchor space could, under certain circumstances, permit other tenants to pay a reduced rent or terminate their leases at the affected property, which could adversely affect the future income from such property.  There can be no assurance that our anchor tenants will renew their leases when they expire or will be willing to renew on similar economic terms.  See Item 1. Business in this Annual Report on Form 10-K for additional information on our ten largest tenants by percent of total annual base rent of our properties.

Similarly, if one or more of our anchor tenants goes bankrupt, we could experience material adverse consequences like those described above.  Under bankruptcy law, tenants have the right to reject their leases.  In the event a tenant exercises this right, the landlord generally may file a claim for a portion of its unpaid and future lost rent.  Actual amounts received in satisfaction of those claims, however, are typically very limited and will be subject to the tenant’s final plan of reorganization and the availability of funds to pay its creditors. We can provide no assurance that we will not experience impactful bankruptcies by anchor tenants in the future.

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

E-commerce and other changes in consumer behavior present challenges for many of our tenants and may require us to modify our properties, diversify our tenant composition and adapt our leasing practices to remain competitive.

Many of our tenants face increasing competition from e-commerce and other sources that could cause them to reduce their size, limit the number of locations and/or suffer a general downturn in their businesses and ability to pay rent.  We may also fail to anticipate the effects of changes in consumer buying practices, particularly of online sales and the resulting change in retailing practices and tenant space needs, which could have an adverse effect on our results of operations and cash flows.  We are focused on anchoring and diversifying our properties with tenants that are more resistant to competition from e-commerce (e.g. groceries, essential retailers, restaurants and service providers), but there can be no assurance that we will be successful in modifying our properties, diversifying our tenant composition and/or adapting our leasing practices.

Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our terms, and reduce their expected return.

As of October 31, 2022, we owned four of our operating properties through consolidated joint ventures and six through unconsolidated joint ventures. Our joint ventures, including any joint ventures we may enter into in the future, may involve risks not present with respect to our wholly-owned properties, including the following:

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

In addition, with respect to our four consolidated joint ventures, McLean, Orangeburg, High Ridge and Dumont, we have additional obligations to the limited partners and non-managing members and additional limitations on our activities with respect to those joint ventures.  The limited partners and non-managing members of each of these joint ventures are entitled to receive annual or quarterly cash distributions payable from available cash of the joint venture, with the Company required to provide such funds if the joint venture is unable to do so.  The limited partners and non-managing members of these joint ventures have the right to require the Company to repurchase all or a portion of their limited partner or non-managing member interests for cash or Class A Common Stock of the Company, at our election, at prices and on terms set forth in the partnership or operating agreements.  We also have the right to redeem all or a portion of the limited partner and non-managing member interests for cash or Class A Common Stock of the Company, at our election, under certain circumstances, at prices and on terms set forth in the partnership or operating agreements.  The right of these limited partners and non-managing members to put their equity interest to us could require us to expend cash or issue Class A Common Stock of the REIT at a time or under circumstances that are not desirable to us.

In addition, the partnership agreement or operating agreements with our partners in McLean, Orangeburg, UB High Ridge and Dumont include certain restrictions on our ability to sell the property and to pay off the mortgage debt on these properties before their maturity, although refinancings are generally permitted.  These restrictions could prevent us from taking advantage of favorable interest rate environments and limit our ability to best manage the debt on these properties.

If we were to employ higher levels of leverage, it would result in increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay dividends and make distributions.

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

A variety of factors may influence the price of our common and preferred equities in the public trading markets.  Some investors may perceive REITs as yield-driven investments and compare the annual yield from dividends by REITs with yields on various other types of financial instruments.  An increase in market interest rates may lead purchasers of stock to seek a higher annual dividend rate from other investments, which could adversely affect the market price of the stock.

Although a significant amount of our outstanding debt has fixed interest rates, including through interest rate hedges, we do borrow funds at variable interest rates under our Unsecured Revolving Credit Facility (“Facility”) and certain secured borrowings.  As of October 31, 2022, less than 1.0% of our outstanding debt was variable rate debt not hedged to fixed rate debt, and as of October 31, 2022, we had $30.5 million of outstanding borrowings on our Facility.  If interest rates were to continue rising, it would increase the amount of interest expense that we would have to pay for any borrowings under the Facility.  In addition, we anticipate that we will need to refinance existing indebtedness on our properties as such debt matures.  A change in interest rates may increase the risk that we will not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt.  If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital or sales of properties, our cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.  As a result, our ability to retain properties or pay dividends to stockholders could be adversely affected and we may be forced to dispose of properties on unfavorable terms, which could adversely affect our business and net income.

We may be adversely affected by changes in LIBOR reporting practices, the method by which LIBOR is determined or the use of alternative reference rates.

As of October 31, 2022, we had approximately $155.7 million of mortgage notes outstanding that are indexed to the London Interbank Offered Rate (“LIBOR”). All of these mortgages are subject to interest rate swaps that convert the floating rates in the notes to a fixed interest rate. Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, announced that it extended publication of U.S. dollar LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  In August and December 2022, we amended six mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of the Secured Overnight Financing Rate (“SOFR”).   We are in the process of working with the lenders and counterparties to amend the remaining mortgage promissory notes and swap contracts that reference LIBOR to provide SOFR or an alternative method as a benchmark rate. These changes could result in interest obligations that are slightly more than or do not otherwise correlate exactly over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form.  Although we believe there would be no material impact on our financial position or results of operations, because this will be the first time any of the reference rates for our promissory notes or our swap contracts will cease to be published, we cannot be sure that the transition will be seamless and without any adverse impact.

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

Our Facility contains financial and other covenants which may limit our ability, without our lenders’ consent, to engage in operating or financial activities that we may believe desirable.  Our Facility contains, among others, provisions restricting our ability to incur unsecured and secured indebtedness, create certain liens, and consolidate, merge or sell all or substantially all of our assets, all as further detailed in Item 7 included in this Annual Report on Form 10-K.

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

For example, during the early days of the COVID-19 pandemic, we reduced the quarterly dividend on our Class A Common stock and Common stock in 2020 when compared with pre-pandemic levels in an effort to preserve cash due to the then current economic uncertainty.  We then increased the dividend in 2021 and again for the first quarter of fiscal 2022, but not to pre-pandemic levels, as the situation stabilized.  In the event our financial condition or other factors necessitate, we may choose to reduce our dividends again in the future. Additionally, we may in the future choose to pay distributions in our stock rather than solely in cash, which may result in our stockholders having a tax liability with respect to such distributions that exceeds the amount of cash received, if any.

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

We cannot guarantee that any share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of our stock prices and could diminish our cash reserves.

We engage in share repurchases of our Class A Common Stock and Common Stock from time to time in accordance with authorizations from the Board of Directors.  Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock

Supply chain disruptions and unexpected construction expenses and delays could impact our ability to timely deliver spaces to tenants and/or our ability to achieve the expected value of a construction project or lease, thereby adversely affecting our profitability.

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

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry and other factors outside our control, including potential changes in weather patterns as a result of climate change. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. We also cannot guarantee that historic events or vulnerabilities are indicative of likely future losses or exposure, especially as it relates to the extent and frequency of natural disasters, as weather and climate patterns may change.

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

Prior to the acquisition of any property and from time to time thereafter, we obtain Phase I environmental reports, and, when deemed warranted, Phase II environmental reports concerning the Company’s properties.  There can be no assurance, however, that (i) the discovery of environmental conditions that were previously unknown, (ii) changes in law, (iii) the conduct of tenants or neighboring property owner, or (iv) activities relating to properties in the vicinity of the Company’s properties, will not expose the Company to material liability in the future.  Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition and results of operations.

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.

We rely extensively on internal and external technology systems to process transactions and manage our business, which includes the storage of personal, financial and other information that is entrusted to us by our tenants, employees and third-parties.  As such,  our business is at risk from and may be impacted by cybersecurity attacks, including ransomware attacks, denial of service and the theft or compromise of confidential, proprietary or personal information. Remote working arrangements could heighten these risks.  Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software and frequent backups; however, there is no guarantee such efforts will be successful in preventing a cyber-attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations and financial prospects, damage our reputation and involve significant legal and/or financial liabilities and penalties, including through lawsuits by third-parties.

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

We may also redeem Excess Stock at a price which may be less than the price paid by a stockholder.  Pursuant to authority under our charter, our Board of Directors has determined that the ownership limit does not apply to any shares of our stock beneficially owned by Elinor F. Urstadt (spouse of late Mr. Charles J. Urstadt, the Company’s former Chairman Emeritus), Willing L. Biddle (President & Chief Executive Officer), Catherine U. Biddle (director and spouse of Willing L. Biddle), Elinor P. Biddle (non-executive employee and daughter of Mr. & Mrs. Biddle), Dana C. Biddle (daughter of Mr. & Mrs. Biddle) and Charles D. Urstadt (director and Chairman and son of Mr. & Mrs. Urstadt and brother of Mrs. Biddle) (together, the “Urstadt and Biddle Family Members”), but only to the extent that the aggregate value of all such stock does not exceed nineteen and ninety one-hundredth percent (19.9%) of the value of all of the company’s outstanding common stock, Class A common stock and preferred stock at any date of determination, unless at least two of the Urstadt and Biddle Family Members would separately be considered as among the five largest shareholders (which for this purpose requires ownership of at least 7.5%) based on value of shares (and determined after applying the ownership rules in Sections 542, 544 and 856(h) of the Code), in which case the maximum aggregate value of all shares of our stock beneficially owned by the Urstadt and Biddle Family Members is increased to twenty-seven percent (27.00%).  At October 31, 2022, together, the Urstadt and Biddle Family Members hold approximately 68.7% of our outstanding voting interests through their beneficial ownership of our Common Stock and Class A Common Stock. At October 31, 2022, directors and executive officers of the Company, excluding any Urstadt and Biddle Family Member, hold approximately 0.2%.  The ownership limitation may delay or discourage someone from taking control of the Company, even though a change of control might involve a premium price for our stockholders or might otherwise be in their best interest.

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

In addition, we are subject to various provisions of Maryland law that impose restrictions and require affected persons to follow specified procedures with respect to certain takeover offers and business combinations, including combinations with persons who own 10% or more of our outstanding shares.  These provisions of Maryland law could delay, defer or prevent a transaction or a change of control that our stockholders might deem to be in their best interests.  As permitted by Maryland law, our charter provides that the “business combination” provisions of Maryland law described above do not apply to acquisitions of shares by the late Charles J. Urstadt, and our Board of Directors has determined that the provisions do not apply to Willing L. Biddle, or to Willing L. Biddle’s or the late Charles J. Urstadt’s spouses and descendants and any of their affiliates.  Consequently, unless such exemptions are amended or repealed, we may in the future enter into business combinations or other transactions with Mr. Willing L. Biddle or any of Mr. Willing L. Biddle’s or the late Mr. Charles J. Urstadt’s respective affiliates without complying with the requirements of the Maryland business combination statute.  Furthermore, shares acquired in a control share acquisition have no voting rights, except to the extent approved by the affirmative vote of two-thirds of all votes entitled to be cast on the matter, excluding all interested shares.  Under Maryland law, "control shares" are those which, when aggregated with any other shares held by the acquiror, allow the acquiror to exercise voting power within specified ranges.  The control share provisions of Maryland law also could delay, defer or prevent a transaction or a change of control which our stockholders might deem to be in their best interests.  As permitted by Maryland law, our bylaws provide that the "control shares" provisions of Maryland law described above will not apply to acquisitions of our stock.  As permitted by Maryland law, our Board of Directors has exclusive power to amend the bylaws and the Board could elect to make acquisitions of our stock subject to the “control shares” provisions of Maryland law as to any or all of our stockholders. In view of the common equity securities controlled by Elinor F. Urstadt, for herself and in her capacity as the executor of Charles J. Urstadt’s estate, and Willing L. Biddle and Catherine U. Biddle, any may control a sufficient percentage of the voting power of our common equity securities to effectively block approval of any proposal which requires a vote of our stockholders.

Our stockholder rights plan could deter a change of control.

We have adopted a stockholder rights plan.  This plan may deter a person or a group from acquiring more than 10% of the combined voting power of our outstanding shares of Common Stock and Class A Common Stock because, after (i) the person or group acquires more than 10% of the total combined voting power of our outstanding Common Stock and Class A Common Stock, or (ii) the commencement of a tender offer or exchange offer by any person (other than us, any one of our wholly-owned subsidiaries or any of our employee benefit plans, or certain exempt persons), if, upon consummation of the tender offer or exchange offer, the person or group would beneficially own 30% or more of the combined voting power of our outstanding Common Stock and Class A Common Stock, number of outstanding Common Stock, or the number of outstanding Class A Common Stock, and upon satisfaction of certain other conditions, all other stockholders will have the right to purchase Common Stock and Class A Common Stock of the Company having a value equal to two times the exercise price of the right.  This would substantially reduce the value of the stock owned by the acquiring person.  Our Board of Directors can prevent the plan from operating by approving the transaction and redeeming the rights.  This gives our Board of Directors significant power to approve or disapprove of the efforts of a person or group to acquire a large interest in us.  The rights plan exempts acquisitions of Common Stock and Class A Common Stock by Willing L. Biddle, as well as members of Willing L. Biddle’s and the late Charles J. Urstadt’s families and certain of their affiliates.

The concentration of our stock ownership or voting power limits our stockholders’ ability to influence corporate matters.

Each share of our Common Stock entitles the holder to one vote.  Each share of our Class A Common Stock entitles the holder to 1/20 of one vote per share.  Each share of Common Stock and Class A Common Stock have identical rights with respect to dividends except that each share of Class A Common Stock will receive not less than 110% of the regular quarterly dividends paid on each share of Common Stock.  As of October 31, 2022, Elinor F. Urstadt, for herself and in her capacity as the executor of Charles J. Urstadt’s estate, and Willing L. Biddle and Catherine U. Biddle beneficially owned approximately 21.2% of the value of our outstanding Common Stock and Class A Common Stock, which together represented approximately 68.2% of the voting power of our outstanding common stock.  They therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits or restricts our stockholders’ ability to influence corporate matters.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Properties

The following table sets forth information concerning each property at October 31, 2022.  Except as otherwise noted, all properties are 100% owned by the Company.

Retail Properties:	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq Feet	Acres	Number of Tenants	% Leased	Principal Tenants
Stamford, CT	1997	1950	2002	374,000	13.6	36	98%	Stop & Shop
Stratford, CT	1988	1978	2005	281,000	33.2	20	99%	Stop & Shop, BJ's
Scarsdale, NY (1)	2004	1958	2010	244,000	14.0	22	95%	ShopRite
New Milford, CT	2002	1972	2010	235,000	20.0	14	100%	Walmart/Stop & Shop
Riverhead, NY (2)	-	2014	2014	198,000	20.7	4	100%	Walmart
Danbury, CT	-	1989	1995	194,000	19.3	15	93%	Christmas Tree Shops
Carmel, NY (3)	2006	1971	2010	189,000	22.0	30	90%	Tops Markets
Shelton, CT	1994	1982	2022	189,000	22.0	17	97%	Stop & Shop
Brewster, NY	1998	1977	2019	174,000	23.0	26	88%	Acme Supermarket
Carmel, NY	1999	1983	1995	145,000	19.0	15	94%	ShopRite
Ossining, NY	2000	1978	1998	137,000	11.4	23	92%	Stop & Shop
Somers, NY (4)	-	2002	2003	135,000	26.0	25	75%	Goodwill
Midland Park, NJ	1999	1970	2015	130,000	7.9	24	81%	Kings Supermarket
Yorktown, NY (5)	1997	1973	2005	123,000	16.4	13	83%	Staples
New Providence, NJ	2010	1965	2013	109,000	7.8	22	100%	Acme Markets
Newark, NJ	-	1995	2008	108,000	8.4	13	100%	Seabra Supermarket
Wayne, NJ	1992	1959	1992	103,000	9.0	42	97%	Whole Foods Market
Darien, CT	1992	1955	1998	96,000	9.5	20	92%	Stop & Shop
Pompton Lakes, NJ (6)	2000	1965	2015	94,000	12.0	18	65%	Planet Fitness
Emerson, NJ	2013	1981	2007	93,000	7.0	9	89%	ShopRite
Stamford, CT (7)	2013	1963 & 1968	2017	87,000	6.7	24	68%	Trader Joes
New Milford, CT	-	1966	2008	81,000	7.6	6	87%	Big Y
Somers, NY	-	1991	1999	80,000	10.8	33	99%	CVS
Orange, CT	-	1990	2003	77,000	10.0	8	100%	Trader Joes/TJ Maxx
Kinnelon, NJ	2015	1961	2015	77,000	7.5	13	100%	Marshalls
Montvale, NJ (2)	2010	1965	2013	76,000	9.9	12	89%	The Fresh Market
Orangeburg, NY (8)	2014	1966	2012	74,000	10.6	24	94%	CVS
Dumont, NJ (9)	-	1992	2017	74,000	5.5	28	93%	Stop & Shop
Stamford, CT	2000	1970	2016	74,000	9.7	15	98%	ShopRite (Grade A)
New Milford, CT	-	2003	2011	72,000	8.8	8	88%	Staples/All Out Fitness
Eastchester, NY	2013	1978	1997	70,000	4.0	13	100%	DeCicco's Market
Boonton, NJ	2016	1999	2014	63,000	5.4	9	97%	Acme Markets
Ridgefield, CT	1999	1930	1998	62,000	3.0	36	88%	Keller Williams
Fairfield, CT	-	1995	2011	62,000	7.0	3	100%	Marshalls
Bloomfield, NJ	2016	1977	2014	59,000	5.1	10	100%	Walgreens/Food World
Yonkers, NY (10)	-	1982	2014	58,000	5.0	12	96%	Acme Markets
Cos Cob, CT	2008	1986	2014	48,000	1.1	30	98%	CVS
Briarcliff Manor, NY (11)	2014	1975	2001	47,000	1.0	18	96%	CVS
Wyckoff, NJ	2014	1971	2015	43,000	5.2	15	95%	Walgreens
Westport, CT	-	1986	2003	40,000	3.0	3	51%	BevMax
Old Greenwich, CT	-	1976	2014	39,000	1.4	13	93%	Kings Supermarket
Rye, NY	-	Various	2004	39,000	1.0	21	100%	A&S Deli
Derby, CT	-	2014	2017	38,000	5.3	8	100%	Aldi Supermarket
Passaic, NJ	2016	1974	2017	37,000	2.9	4	91%	Dollar Tree/Family Dollar
Danbury, CT	2012	1988	2002	33,000	2.7	7	100%	Buffalo Wild Wings
Bethel, CT	1967	1957	2014	31,000	4.0	7	100%	Rite Aid/La Placita Supermarket
Ossining, NY	2001	1981	1999	29,000	4.0	3	88%	Westchester Community College
Katonah, NY	1986	Various	2010	28,000	1.7	33	71%	Squires
Stamford, CT	1995	1960	2016	27,000	1.1	6	92%	Federal Express
Yonkers, NY	1992	1955	2018	27,000	2.7	14	88%	AutoZone
Waldwick, NJ	-	1953	2017	27,000	1.8	9	90%	United States Post Office
Harrison, NY	-	1970	2015	26,000	1.6	10	100%	Harrison Market
Pelham, NY	2014	1975	2006	25,000	1.0	7	88%	Manor Market
Eastchester, NY	2014	1963	2012	24,000	2.1	5	100%	CVS
Ridgefield, CT	-	1960	2018	23,000	2.7	12	84%	William Pitt
Waldwick, NJ	-	1961	2008	20,000	1.8	1	100%	Rite Aid
Somers, NY	-	1987	1992	19,000	4.9	10	100%	Putnam County Savings Bank
Cos Cob, CT	1970	1947	2013	15,000	0.9	10	99%	Veterinarian Emergency
Riverhead, NY (2)	-	2000	2014	13,000	2.7	3	100%	Applebee's
Greenwich, CT	-	1961	2013	10,000	0.8	6	100%	Wells Fargo Bank
Old Greenwich, CT (7)	2001	1941	2017	8,000	0.8	1	100%	CVS
Fort Lee, NJ	-	1967	2015	7,000	0.4	1	100%	H-Mart
Kingston, NY	-	Various	2013	3,000	3.0	1	100%	Marine's Taste of Italy
Office Properties and Bank Branches
Greenwich, CT	-	Various	Various	58,000	2.8	15	100%	UBP
Bronxville & Yonkers	-	1960	2008 & 2009	19,000	0.7	5	100%	M&T Bank, Chase Bank
Stamford, CT (7)	2012	1960	2017	4,000	0.5	1	100%	Chase Bank
New City, NY	-	1973	2018	3,000	1.0	1	100%	Putnam County Savings Bank
				5,307,000	505.4	942

(1) Two wholly-owned subsidiaries of the Company own an 11.7917% economic ownership interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property.
(2) A wholly-owned subsidiary of the Company has a 50% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.
(3) A wholly-owned subsidiary of the Company has a 66.67% tenant in common interest in the property. The Company accounts for this joint venture under the equity method of accounting and does not consolidate its interest in the property.
(4) Property is shadow anchored by a Stop & Shop Supermarket.
(5) Property is shadow anchored by a BJ's Wholesale Club
(6) Property is shadow anchored by a Lidl Supermarket.
7) A wholly-owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (29.2% ownership interest.
8) A wholly-owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (43.8% ownership interest.
9) A wholly-owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (37.8% ownership interest.
10) A wholly-owned subsidiary of the Company is the sole managing member of a limited liability company that owns this property (53.0% ownership interest.
(11) Property is shadow anchored by an Acme Supermarket.

Lease Expirations – Total Portfolio

The following table sets forth a summary schedule of the annual lease expirations for the consolidated properties for leases in place as of October 31, 2022, assuming that none of the tenants exercise renewal or cancellation options, if any, at or prior to the scheduled expirations.

Year of Expiration	Number of Leases Expiring	Square Footage of Expiring Leases	Minimum Base Rents	Percentage of Total Annual Base Rent that is Represented by the Expiring Leases
2023 (1)	204	493,155	$14,559,000	14.3%
2024	128	441,754	11,667,000	11.4%
2025	104	453,073	11,488,000	11.2%
2026	80	290,684	8,453,000	8.3%
2027	90	507,814	12,769,000	12.5%
2028	62	475,355	9,549,000	9.3%
2029	44	307,608	7,509,000	7.4%
2030	31	130,583	3,189,000	3.1%
2031	39	224,523	5,194,000	5.1%
2032	56	294,896	7,076,000	6.9%
Thereafter	33	566,660	10,690,000	10.5%
	871	4,186,105	$102,143,000	100%

(1)	Represents lease expirations from November 1, 2022 to October 31, 2023 and month-to-month leases.

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

Holders

At December 31, 2022, there were 485 shareholders of record of the Company's Common Stock and 530 shareholders of record of the Class A Common Stock. A substantially greater number of holders of our Common Stock and Class A Common Stock are “street name” or beneficial holders, whose shares of record are held by bank, brokers and other financial institutions.

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

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Following its initial December 2013 authorization, in June 2017, our Board of Directors re-approved a share repurchase program ("Prior Repurchase Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions.  For the three month period ended October 31, 2022, the Company repurchased 451,986 shares of Class A Common Stock and 11,004 shares of Common Stock under the Prior Repurchase Program.

On October 3, 2022, our Board of Directors re-approved a new share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions. The Current Repurchase Program was announced on October 3, 2022 and has no set expiration date.  The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors.  For the three month period ended October 31, 2022, the Company repurchased 485,998 shares of Class A Common stock and 6,840 shares of Common stock under the Current Repurchase Program.

Table A (Class A Common shares)

The following table sets forth Class A Common shares repurchased by the Company during the three months ended October 31, 2022 under the Prior Repurchase Program and the Current Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number of Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
August 1, 2022 – August 31, 2022	45,525	$18.31	45,525	1,621,488
September 1, 2022 – September 30, 2022	300,797	$16.03	300,797	1,312,867
October 1, 2022 – October 31, 2022	591,662	$16.78	591,662	1,507,162

(a)  See paragraph above regarding the Prior Repurchase Program and the Current Repurchase Program.  The number of shares listed under the column “The Maximum Number of Shares That May be Purchased Under the Plan or Program” of Table A is inclusive of the number of shares listed under the same column of Table B.

Table B (Common shares)

The following table sets forth Common shares repurchased by the Company during the three months ended October 31, 2022:

Period	Total Number of Shares Purchased	Average Price Per Share Purchased	Total Number of Shares Re- purchased as Part of Publicly Announced Plan or Program (a)	Maximum Number of Shares That May be Purchased Under the Plan or Program (a)
August 1, 2022 – August 31, 2022	1,198	$18.50	1,198	1,621,488
September 1, 2022 – September 30, 2022	7,824	$15.99	7,824	1,312,867
October 1, 2022 – October 31, 2022	8,822	$17.53	8,822	1,507,162

(a)  See paragraph above regarding the Prior Repurchase Program and the Current Repurchase Program.  The number of shares listed under the column “The Maximum Number of Shares That May be Purchased Under the Plan or Program” of Table B is inclusive of the number of shares listed under the same column of Table A.

In addition, from November 1, 2022 to December 19, 2022, the Company repurchased 116,016 shares of Class A Common Stock and 287 shares of Common Stock under the Current Repurchase Program through a Rule 10b5-1(c)(1) agreement entered into between the Company and its broker Deutsche Bank Securities Inc.

In addition, from time to time, we could be deemed to have repurchased shares as a result of shares withheld for tax purposes upon a stock compensation related vesting event.  During the year ended October 31, 2022, the Company repurchased 27,680 shares for an aggregate purchase price of $590,000 (weighted average price of $21.31 per share) in connection with shares of Class A Common Stock surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock award pursuant to the Company's Restricted Stock Award Plan.

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

At October 31, 2022, we owned or had equity interests in 77 properties, which include equity interests we own in four consolidated joint ventures and six unconsolidated joint ventures, containing a total of 5.3 million square feet of Gross Leasable Area (“GLA”).    Of the properties owned by wholly-owned subsidiaries or joint venture entities that we consolidate, approximately 93.0% of the GLA was leased (91.9% at October 31, 2021).  Of the properties owned by unconsolidated joint ventures, approximately 94.4% of the GLA was leased (93.9% at October 31, 2021).  In addition, we own and operate self-storage facilities at two of our retail properties.  Both self-storage facilities are managed for us by Extra Space Storage, a publicly-traded REIT.  One of the self-storage facilities is located in the back of our Yorktown Heights, NY shopping center in below grade space.  As of October 31, 2022, this self-storage facility had 57,300 square feet of available GLA, which was 94.1% leased. As discussed later in this Item 7, we have also developed a second self-storage facility located in Stratford, CT with 90,000 square feet of available GLA.  This facility has been operational for approximately 18 months and is 87.0% leased. We are also close to completion on a third self-storage facility at our Pompton Lakes, NJ property and our anticipated investment to develop the facility is approximately $7 million.

We have paid quarterly dividends to our stockholders continuously since our founding in 1969.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.  During the early part of the pandemic, the U.S. market came under severe pressure due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as mandatory business closures, quarantines, and restrictions on travel.  These measures, as implemented by the tri-state area of Connecticut, New York and New Jersey, generally permitted businesses designated as “essential” to remain open, but limited the operations of other categories of our tenants to varying degrees.  These restrictions have been long since lifted, and the negative impact of the COVID-19 pandemic appears to be much improved, with most tenant businesses operating at pre-pandemic levels.  For certain categories of our tenants, such as dry cleaners and some small format fitness tenants, however, the negative impact of COVID-19 was more severe and the recovery is still in progress.

The following information is intended to provide certain information regarding the impact of the COVID-19 pandemic on our portfolio and our tenants:

•	As of October 31, 2022, all of our 71 retail shopping centers, stand-alone restaurants and stand-alone bank branches are open and operating.

•
As of October 31, 2022, approximately 87% of our GLA is located in properties anchored by grocery stores, pharmacies or wholesale clubs, 3.7% of our GLA is located in outdoor retail shopping centers adjacent to regional malls, and 7.8% of our GLA is located in outdoor neighborhood convenience retail, with the remaining 1.5% of our GLA consisting of six suburban office buildings located in Greenwich, Connecticut and Bronxville, New York and three retail bank branches.  All six suburban office buildings are open and all of the retail bank branches are open.

Rent Deferrals, Abatements and Lease Restructurings

Similar to other retail landlords across the United States, we received a number of requests for rent relief from tenants, with most requests received during the early days of the COVID-19 pandemic when stay-at-home orders were in place and many businesses were required to close.  We evaluated each request on a case-by-case basis to determine the best course of action, recognizing that in many cases some type of concession may be appropriate and beneficial to our long-term interests.  Although each negotiation has been specific to that tenant, most concessions have been in the form of deferred rent for some portion of rents due in April 2020 through the beginning of fiscal 2021, to be paid back over the later part of the lease, preferably within a period of one year or less.  Some of these concessions have been in the form of rent abatements for some portion of tenant rents due.

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

As a result, in accordance with ASC Topic 842, we revised our collectability assumptions for many of our tenants that were most significantly impacted by COVID-19. This amount includes changes in our collectability assessments for certain tenants in our portfolio from probable to not probable, which requires that revenue recognition for those tenants be converted to cash basis accounting, with previously uncollected billed rents reversed in the current period.  From the beginning of the COVID-19 pandemic through the end of our second quarter of fiscal 2021, we converted 89 tenants to cash basis accounting in accordance with ASC Topic 842.  We have not converted any additional tenants to cash basis accounting since our second quarter of fiscal 2021. As of October 31, 2022, 34 of the 89 tenants are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period, in which the tenant is converted to cash basis revenue recognition.

In continuing to evaluate the collectability of tenant lease income billings, during the year ended October 31, 2022 and 2021 we determined that lease payments for 10 and 13 tenants, respectively, which had previously been converted to cash-basis accounting as a result of our earlier assessment that their future lease payments were not probable of collection, had become probable of collection and were restored to accrual basis accounting.  Our criteria for restoring a cash-basis tenant to accrual accounting required the tenant to demonstrate its ability to make current rental payments over the preceding six months and for that tenant to have no significant receivables at the time of reinstatement.  As a result of the change in assessment for these tenants and the restoration of such tenants’ straight-line rent receivables, we recorded $57,200 and $582,000 in lease income in the years ended October 31, 2022 and 2021, respectively.

During the years ended October 31, 2022 and 2021, we recognized collectability adjustments/(recoveries) totaling $(34,000) and $4.2 million, respectively. As of October 31, 2022, the revenue from approximately 3.7% of our tenants (based on total commercial leases) is being recognized on a cash basis.

Each reporting period, management assesses whether there are any indicators that the value of the Company’s real estate investments may be impaired, and management has concluded that none of the Company’s investment properties are impaired at October 31, 2022. We will continue to monitor the economic, financial, and social conditions resulting from the COVID-19 pandemic and assess our real estate asset portfolio for any impairment indicators as required under GAAP. If we determine that any of our real estate assets are impaired, we will be required to take impairment charges, and such amounts could be material.  See Footnote 1 to the Notes to the Company’s Consolidated Financial Statements for additional discussion regarding our policies on impairment charges.

Strategy, Challenges and Outlook

We have a conservative capital structure, which includes permanent equity sources of Common Stock, Class A Common Stock and two series of perpetual preferred stock, which are only redeemable at our option.  In addition, we have mortgage debt secured by some of our properties and a $125 million Unsecured Revolving Credit Facility (the "Facility").  We do not have any secured debt maturing until August of 2024.

Key elements of our growth strategy and operating policies are to:

•
maintain our focus on community and neighborhood shopping centers, anchored principally by regional supermarkets, pharmacy chains or wholesale clubs, which we believe can provide a more stable revenue flow even during difficult economic times, given the focus on food and other types of staple goods;

•
acquire quality neighborhood and community shopping centers in the northeastern part of the United States with a concentration on properties in the metropolitan tri-state area outside of the City of New York, and unlock further value in these properties with selective enhancements to both the property and tenant mix, as well as improvements to management and leasing fundamentals, with the hope of growing our assets through acquisitions subject to the availability of acquisitions that meet our investment parameters;

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

We recognize, however, that the pandemic may have accelerated a movement towards e-commerce that may be challenging for weaker tenants that lack an omni-channel sales or micro-fulfillment strategy.  We launched a program designating dedicated parking spots for curbside pick-up and are assisting tenants in many other ways.  Many tenants have adapted to the new business environment through use of our curbside pick-up program, and early industry data seems to indicate that micro-fulfillment from retailers with physical locations may be a new competitive alternative to e-commerce.

We have seen significant improvement in general business conditions, but the pandemic is still ongoing, with existing and new variants making the situation difficult to predict.  Moreover, challenges presented by inflation, labor shortages, supply chain disruptions and uncertainties in the U.S. economy could present continued or new challenges for our tenants. We will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842.

As a REIT, we are susceptible to changes in interest rates, the lending environment, the availability of capital markets and the general economy.  The impacts of any changes are difficult to predict.

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

•
In November 2021, we redeemed 59,819 units of UB High Ridge, LLC from noncontrolling members.  The total cash price paid for the redemptions was $1.4 million. As a result of the redemptions, our ownership percentage of High Ridge increased to 26.9% from 24.6%.

•
In December 2021, we refinanced our existing $6.5 million first mortgage payable secured by our Boonton, NJ property.  The new mortgage has a principal balance of $11 million and requires payments of principal and interest at a fixed interest rate of 3.45%.  The new mortgage matures in November 2031.

•
In February 2022, we sold one free-standing restaurant property located in Bloomfield, NJ, as that property no longer met our investment objectives.  The property was sold for $1.8 million and we recorded a gain on sale of property in our second quarter of fiscal 2022 in the amount of $544,000.

•
In February 2022, we refinanced our existing $22.8 million first mortgage secured by our Stratford, CT property.  The new mortgage has a principal balance of $35.0 million, a term of 10 years, and requires payments of principal and interest at a variable rate based on the Secured Overnight Finance Rate (“SOFR”), plus an applicable spread.  Concurrent with entering into the mortgage, we entered into an interest rate swap agreement with the lender as the counterparty, which converts the variable rate based on SOFR to a fixed rate of interest totaling 3.0525% per annum.

•
In February 2022, we purchased Shelton Square shopping center, and in July 2022 exercised an option to purchase a pad site adjacent to the shopping center (collectively, "Shelton"), for an aggregate of $35.6 million (exclusive of closing costs).  Shelton is a 188,000 square foot grocery-anchored shopping center located in Shelton, CT. We funded the purchase with available cash, a $20 million borrowing on our Facility, $10 million of which was repaid in March 2022, and proceeds from mortgage borrowings.

•
In March 2022, we sold one free-standing restaurant property located in Unionville, CT, as that property no longer met our investment objectives.  The property was sold for $950,000 and we recorded a gain on sale of property in our second quarter of fiscal 2022 in the approximate amount of $204,000.

•
In March 2022, we redeemed the remaining units of UB New City, LLC from the noncontrolling member.  The total cash price paid for the redemption was $502,000. As a result of the redemption, we now own 100% of the entity.

•	In March 2022, we repaid our first mortgage secured by our Passaic, NJ property in the amount of $3.1 million with available cash.

•
In August 2022, we redeemed 59,760 units of UB High Ridge, LLC from noncontrolling members.  The total cash price paid for the redemptions was $1.4 million. As a result of the redemptions, our ownership percentage of High Ridge increased to 29.2% from 26.9%.

•
In October 2022, we redeemed 8,000 units of UB Dumont I, LLC from noncontrolling members.  The total cash price paid for the redemptions was $168,000. As a result of the redemptions, our ownership percentage of Dumont increased to 37.8% from 36.4%.

•
In the fiscal year ended October 31, 2022, we repurchased 1,202,932 shares of our Class A Common stock at an average price of $16.76 per share and 19,717 shares of our Common stock at an average price per share of $17.02 under previously announced share repurchase programs, as we believed it was a good use of our cash and a way to add value to our stockholders.

Leasing
Overview

With the early negative impacts of the COVID-19 pandemic much improved and most tenant businesses operating at pre-pandemic levels, we have observed a marked increase in leasing activity, including interest from potential new tenants and tenants interested in renewing their leases. However, challenges presented by inflation, labor shortages, supply chain disruptions and uncertainties in the U.S. economy could present continued or new challenges for our tenants.

For the fiscal year 2022, we executed new leases and renewals for a total of 942,000 square feet of predominantly retail space in our consolidated portfolio.  New leases for vacant spaces were signed for 190,000 square feet at an average rental increase of 1.8% on a cash basis. Renewals for 752,000 square feet of currently occupied space were signed at an average rental increase of 3.7% on a cash basis.

Tenant improvements and leasing commissions averaged $46.70 per square foot for new leases for the fiscal year ended October 31, 2022.  There was no significant cost related to our lease renewals for the fiscal year ended 2022.  There is risk that some new tenants may be delayed in taking possession of their space or opening their businesses due to supply chain issues that result in construction delays or labor shortages.  In the event we are responsible for all or a portion of the construction resulting in the delay, some tenants may have the right to terminate their leases or delay paying rent.

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

New leases signed in 2022 generally become effective over the following one to two years and have an average term of 5.3 years.  Renewals also have an average term of 4 years. There is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other reasons.

Impact of Inflation on Leasing

Our long-term leases contain provisions to mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive scheduled base rent increases and percentage rents based upon tenants’ gross sales, which could increase as prices rise. In addition, many of our non-anchor leases are for terms of less than ten years, which permits us to seek increases in rents upon renewal at then current market rates if rents provided in the expiring leases are below then current market rates. Most of our leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

Valuation of Investment Properties
At each reporting period management must assess whether the value of any of its investment properties are impaired.  The judgement of impairment is subjective and requires management to make assumptions about future cash flows of an investment property and to consider other factors.  The estimation of these factors has a direct effect on valuation of investment properties and consequently net income.  As of October 31, 2022, management does not believe that any of our investment properties are impaired based on information available to us at October 31, 2022. In the future, almost any level of impairment would be material to our net income.

Revenue Recognition
Our main source of revenue is lease income from our tenants to whom we lease space at our 77 shopping centers. The COVID-19 pandemic has caused distress for many of our tenants as some of those tenant businesses were forced to close early in the pandemic, and although most have been allowed to re-open and operate, some categories of tenants have been slower to recover.  As a result, we had several tenants who had difficulty paying all of their contractually obligated rents and we reached agreements with many of them to defer or abate portions of the contractual rents due under their leases with the Company.  In accordance with ASC Topic 842, where appropriate, we will continue to accrue rental revenue during the deferral period, except for tenants for which revenue recognition was converted to cash basis accounting in accordance with ASC Topic 842. However, we anticipate that some tenants eventually will be unable to pay amounts due, and we will incur losses against our rent receivables, which would reduce lease income. The extent and timing of the recognition of such losses will depend on future developments, which are highly uncertain and cannot be predicted and these future losses could be material.

Allowance for Doubtful Accounts
GAAP requires us to bill our tenants based on the terms in their leases and to record lease income on a straight-line basis. When a tenant does not pay a billed amount due under their lease, it becomes a tenant account receivable, or an asset of the Company.  GAAP requires that receivables, like most assets, be recorded at their realizable value.  Each reporting period we analyze our tenant accounts receivable, and based on the information available to management at the time, record an allowance for doubtful account for any unpaid tenant receivable that we believe is uncollectable.  This analysis is subjective and the conclusions reached have a direct impact on net income.  As of October 31, 2022, the portion of our billed but unpaid tenant receivables, excluding straight-line rent receivables that we believe are collectable, amounts to $1.4 million.

For a further discussion of our accounting estimates and critical accounting policies, please see Note 1 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Overview

At October 31, 2022, we had cash and cash equivalents of $15.0 million, compared to $24.1 million at October 31, 2021.  Our sources of liquidity and capital resources include operating cash flows from real estate operations, proceeds from bank borrowings and long-term mortgage debt, capital financings and sales of real estate investments.  Substantially all of our revenues are derived from rents paid under existing leases, which means that our operating cash flow depends on the ability of our tenants to make rental payments.  In fiscal 2022, 2021 and 2020, net cash flow provided by operating activities amounted to $77.8 million, $73.7 million and $61.9 million, respectively.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses and capital expenditures, debt service, management and professional fees, cash distributions to certain limited partners and non-managing members of our consolidated joint ventures, and regular dividends paid to our Common and Class A Common stockholders.  Cash dividends paid on Common and Class A Common stock for fiscal years ended October 31, 2022, 2021 and 2020 totaled $37.3 million, $29.0 million and $30.0 million, respectively.  Historically, we have met short-term liquidity requirements, which is defined as a rolling twelve-month period, primarily by generating net cash from the operation of our properties.

During the first two quarters of fiscal 2021, the Board of Directors declared and the Company paid quarterly dividends that were reduced from pre-pandemic levels. Subsequent to the end of the second quarter of fiscal 2021, the Board of Directors increased our Common and Class A Common stock dividends when compared to the reduced dividends that were paid during the earlier part of the pandemic.  In December 2021, the Board of Directors further increased the annualized dividend by $0.03 per Common and Class A Common share beginning with our January 2022 dividend and continued at that rate with our second, third and fourth quarter dividends payable in April, July and October 2022, respectively.  On December 14, 2022, the Board of Directors declared a quarterly dividend, payable January 13, 2023,  of $0.25 per Class A Share and $0.225 per Common share. Future determinations regarding quarterly dividends will impact the Company's short-term liquidity requirements.

Although we intend to continue to declare quarterly dividends on its Common shares and Class A Common shares, no assurances can be made as to the amounts of any future dividends.  The declaration of any future dividends by us is within the discretion of the Board of Directors and will be dependent upon, among other things, the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors.  Two principal factors in determining the amounts of dividends are (i) the requirement of the Internal Revenue Code that a real estate investment trust distribute to shareholders at least 90% of its real estate investment trust taxable income, and (ii) the amount of the Company's available cash.

In December 2021 and February 2022, we generated $16.7 million in net proceeds from refinancing two non-recourse first mortgages that were maturing.

In March 2022, we repaid our first mortgage secured by our Passaic, NJ property in the amount of $3.1 million with available cash.

In February 2022, we purchased Shelton Square shopping center, and in July 2022 exercised an option to purchase a pad site adjacent to the shopping center for an aggregate of $35.6 million (exclusive of closing costs).  We funded the purchase with available cash, a $20 million borrowing on our Facility, $10 million of which was repaid in March 2022, and proceeds from mortgage borrowings.

In fiscal 2022, we repurchased 1,202,932 shares of our Class A Common stock at an average price per share of $16.76 and 19,717 shares of our Common stock at an average price per share of $17.02. All share repurchases were funded with available cash, borrowings under our Facility and proceeds from investment property sales.

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

Capital Expenditures

We invest in our existing properties and regularly make capital expenditures in the ordinary course of business to maintain our properties. We believe that such expenditures enhance the competitiveness of our properties. For the fiscal year ended October 31, 2022, we paid approximately $15.6 million for property improvements, tenant improvements and leasing commission costs ($5.7 million representing property improvements, $4.8 million in property improvements related to our Stratford project and Pompton Lakes, NJ self-storage project (see paragraphs below) and approximately $5.1 million related to new tenant space improvements, leasing costs and capital improvements as a result of new tenant spaces).  The amount of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. We expect to incur approximately $10.5 million for anticipated capital improvements, tenant improvements/allowances and leasing costs related to new tenant leases and property improvements during fiscal 2023.  This amount is inclusive of commitments for the Stratford, CT and Pompton Lakes, NJ developments discussed directly below.  These expenditures are expected to be funded from operating cash flows, bank borrowings or other financing sources.

We have begun construction of a new self-storage facility at our Pompton Lakes, NJ property.  Our investment in this development is estimated to be $7 million, which will be funded with available cash or borrowings on our Facility.

We are currently in the process of developing 3.4 acres of acquired land adjacent to a shopping center we own in Stratford, CT.  We built one pad-site building that is leased to two retail chains and will be building another pad-site building once we receive approvals to move a cell tower to an alternate site on our adjacent shopping center property.  These two pad sites total approximately 5,200 square feet.  In addition, we built a recently-opened self-storage facility of approximately 131,000 square feet located in Stratford, CT, which is managed for us by a national self-storage company. The total project cost of the completed pad site and the completed self-storage facility was approximately $18.8 million (excluding land cost).  We plan on funding the development cost for the second pad site with available cash, borrowings on our Facility or other sources, as more fully described earlier in this Item 7.  The Stratford storage building is approximately 87.0% leased as of October 31, 2022.

Financing Strategy, Unsecured Revolving Credit Facility and other Financing Transactions

Our strategy is to maintain a conservative capital structure with low leverage levels by commercial real estate standards.  Mortgage notes payable and other loans of $302.3 million primarily consist of $1.7 million in variable rate debt with an interest rate of 4.3%  as of October 31, 2022 and $299.2 million in fixed-rate mortgage loans with a weighted average interest rate of 3.83% at October 31, 2022.  The mortgages are secured by 23 properties with a net book value of $489 million and have fixed rates of interest ranging from 3.1% to 5.6%.  The $1.7 million in variable rate debt is unsecured.  We may refinance our mortgage loans, at or prior to scheduled maturity, through replacement mortgage loans.  The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such re-financings can be achieved.  At October 31, 2022, we had 48 properties in the consolidated portfolio that were unencumbered by mortgages.

Included in the mortgage notes discussed above, we have nine promissory notes secured by properties we consolidate and two promissory notes secured by properties in joint ventures that we do not consolidate, the interest rate on which 11 notes is based on some variation of the London Interbank Offered Rate (“LIBOR”) or SOFR, plus a specified credit spread amount.  In addition, on each of the dates these notes were executed by us, we entered into a corresponding derivative interest rate swap contract, the counterparty of which was either the lender on the aforementioned promissory notes or an affiliate of that lender.  These swap contracts are in accordance with the International Swaps and Derivatives Association, Inc ("ISDA").  These swap contracts convert the variable interest rate in the notes, which are based on LIBOR or SOFR, to a fixed rate of interest for the life of each note. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, subsequently announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  In August and December 2022, we amended six mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of SOFR.   We are in the process of working with the lenders and counterparties to amend the remaining promissory notes and swap contracts that reference LIBOR. We have good working relationships with all of our lenders/counterparties, and expect that the replacement reference rate under the amended notes will continue to match the replacement rates in the swaps.  Therefore, we believe there would be no material effect on our financial position or results of operations. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information on our interest rate risk.

We currently maintain a ratio of total debt to total assets below 34.0% and a fixed charge coverage ratio of over 3.5 to 1 (excluding preferred stock dividends), which we believe will allow us to obtain additional secured mortgage loans or other types of borrowings, if necessary.

We currently have a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also included Wells Fargo Bank N.A. and Bank of Montreal, as co-syndication agents.  The Facility gives us the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million, subject to lender approval.  The maturity date of the Facility is March 29, 2024, with a one-year extension at our option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at our option of either the Eurodollar rate plus 1.45% to 2.20%, or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  We pay a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. Our ability to borrow under the Facility is subject to our compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit our level of secured and unsecured indebtedness, including preferred stock, and additionally requires us to maintain certain debt coverage ratios. We were in compliance with such covenants at October 31, 2022. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

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

•	the number of un-mortgaged properties in the unencumbered asset pool must be at least 10 and at least 10 properties must be owned by the Company or a wholly-owned subsidiary.

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

At October 31, 2022, we have $30.5 million outstanding on our Facility, with remaining borrowing capacity of $93.7 million.

See Note 4 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a further description of mortgage financing transactions in fiscal 2022 and 2021.

Contractual Obligations

Our contractual payment obligations as of October 31, 2022 were as follows (amounts in thousands):

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgage notes payable and other loans	$302,316	$7,612	$26,449	$87,483	$12,940	$43,333	$124,499
Interest on mortgage notes payable	62,402	12,522	12,135	8,719	7,381	6,794	14,851
Capital improvements to properties*	10,500	10,500	-	-	-	-	-
Total Contractual Obligations	$375,218	$30,634	$38,584	$96,202	$20,321	$50,127	$139,350

*Includes committed tenant-related obligations based on executed leases as of October 31, 2022.

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

Unconsolidated Joint Venture Debt

We have six investments in real property through unconsolidated joint ventures:

●	a 66.67% equity interest in the Putnam Plaza Shopping Center,

●	an 11.792% equity interest in Midway Shopping Center L.P.,

●	a 50% equity interest in the Chestnut Ridge Shopping Center,

●	a 50% equity interest in the Gateway Plaza shopping center and the Riverhead Applebee’s Plaza, and

●	a 20% economic interest in a partnership that owns a suburban office building with ground level retail.

These unconsolidated joint ventures are accounted for under the equity method of accounting, as we have the ability to exercise significant influence over, but not control of, the operating and financial decisions of these investments.  Our unconsolidated joint venture investments are more fully discussed in Note 6 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.  Although we have not guaranteed the debt of these joint ventures, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g. guarantees against fraud, misrepresentation and bankruptcy) on certain loans of the joint ventures.  The below table details information about the outstanding non-recourse mortgage financings on our unconsolidated joint ventures (amounts in thousands):

		Principal Balance
Joint Venture Description	Location	Original Balance	At October 31, 2022	Fixed Interest Rate Per Annum	Maturity Date
Midway Shopping Center	Scarsdale, NY	$32,000	$23,700	4.80%	Dec-2027
Putnam Plaza Shopping Center	Carmel, NY	$18,900	$17,700	4.81%	Oct-2028
Gateway Plaza	Riverhead, NY	$14,000	$14,000	4.07%	July-2032

Net Cash Flows from Operating Activities

Variance from fiscal 2021 to 2022:
The net increase in operating cash flows when compared with the corresponding prior period was primarily related to an increase of the collection of tenant accounts receivable in fiscal 2022 when compared with 2021, predominantly related to the company and our tenants as a whole further recovering from the effects of the COVID-19 pandemic, which allowed tenants to service their leases, and in some cases make payments of prior years' accounts receivable that had been fully reserved.

Variance from fiscal 2020 to 2021:
The net increase in operating cash flows when compared with the corresponding prior period was primarily related to an increase of lease income related to the collection of rents that were deferred in fiscal 2020 and the collection of lease income from tenants that we account for on a cash basis in accordance with ASC Topic 842.

Net Cash Flows from Investing Activities

Variance from fiscal 2021 to 2022:
The increase in net cash flows used in investing activities for the fiscal year ended October 31, 2022 when compared to the corresponding prior period was the result of purchasing one property in fiscal 2022 for a cash investment of $35.7 million.  We did not acquire any properties in fiscal 2021.

Variance from 2020 to 2021:
The decrease in net cash flows used in investing activities for the fiscal year ended October 31, 2021 when compared to the corresponding prior period was the result of selling two properties in fiscal 2021, which generated $13.0 million more in cash flow in fiscal 2021 versus fiscal 2020, and expending $6.9 million less on property improvements in fiscal 2021 when compared with the corresponding prior period.

Net Cash Flows from Financing Activities

Cash generated:

Fiscal 2022: (Total $86.7 million)
•	Proceeds from revolving credit line borrowings in the amount of $40.5 million.
•	Proceeds from mortgage notes payable and other loans of $46.0 million.

Fiscal 2021: (Total $39.4 million)
•	Proceeds from revolving credit line borrowings in the amount of $39.2 million.

Fiscal 2020: (Total $35.2 million)
•	Proceeds from revolving credit line borrowings in the amount of $35.0 million.

Cash used:

Fiscal 2022: (Total $129.3 million)
•	Dividends to shareholders in the amount of $50.9 million, an increase of $8.2 million when compared with the prior period.
•	The repurchase of shares of Common and Class A stock in the amount of $20.5 million.
•	Repayment of mortgage notes payable $32.4 million.
•	Amortization of mortgage notes payable $7.4 million.
•	Repayments of revolving credit line borrowings $10.0 million.

Fiscal 2021: (Total $129.3 million)
•	Dividends to shareholders in the amount of $42.7 million.
•	Repayment of mortgage notes payable $34.6 million.
•	Amortization of mortgage notes payable $6.9 million.
•	Repayments of revolving credit line borrowings $35.0 million.
•	Acquisitions of noncontrolling interests of $5.1 million.
•	Distributions to noncontrolling interests of $3.6 million.
•	Repurchase of Common and Class A Common stock in the amount of $1.0 million.

Fiscal 2020: (Total $131.5 million)
•	Dividends to shareholders in the amount of $44.2 million.
•	Repayment of mortgage notes payable in the amount of $7.1 million.
•	Acquisitions of noncontrolling interests in the amount of $3.9 million.
•	Redemption of preferred stock series in the amount of $75.0 million.

Results of Operations

Fiscal 2022 vs. Fiscal 2021

The following information summarizes our results of operations for the years ended October 31, 2022 and 2021 (amounts in thousands):

	Year Ended October 31,				Change Attributable to:
Revenues	2022	2021	Increase (Decrease)	% Change	Property Acquisitions/Sales	Properties Held in Both Periods (Note 1)
Base rents	$103,559	$99,488	$4,071	4.1%	$1,592	$2,479
Recoveries from tenants	34,067	35,090	(1,023)	(2.9)%	319	(1,342)
Less uncollectable amounts in lease income	13	1,529	1,516	99.1%	-	1,516
Less ASC Topic 842 cash basis lease income reversal	(47)	2,685	2,732	101.8%	-	2,732
Total lease income	137,660	130,364

Lease termination	721	967	(246)	(25.4)%	-	(246)
Other income	4,722	4,250	472	11.1%	6	466

Operating Expenses
Property operating	25,124	22,938	2,186	9.5%	196	1,990
Property taxes	23,700	23,674	26	0.1%	156	(130)
Depreciation and amortization	29,799	29,032	767	2.6%	749	18
General and administrative	9,934	8,985	949	10.6%	n/a	n/a

Non-Operating Income/Expense
Interest expense	13,175	13,087	88	0.7%	-	88
Interest, dividends, and other investment income	239	231	8	3.5%	n/a	n/a

Note 1 – Properties held in both periods includes only properties owned for the entire periods of 2022 and 2021 and for interest expense the amount also includes parent company interest expense.  All other properties are included in the property acquisition/sales column.  There are no properties excluded from the analysis.

Base rents increased by 4.1% to $103.6 million for the fiscal year ended October 31, 2022 as compared with $99.5 million in the comparable period of 2021.  The change in base rent and the changes in other income statement line items analyzed in the table above were attributable to:

Property Acquisitions and Properties Sold:
In fiscal 2022, we acquired one property totaling 188,000 square feet and sold three properties totaling 14,300 square feet. In fiscal 2021, we sold two properties totaling 105,800 square feet. These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the fiscal year ended October 31, 2022 when compared with fiscal 2021.

Properties Held in Both Periods:

Revenues

Base Rent
In the fiscal year ended October 31, 2022, base rent for properties held in both periods increased by $2.5 million when compared with the corresponding prior periods as a result of additional leasing in the portfolio in fiscal 2022 when compared to the corresponding prior period.

In fiscal 2022, we leased or renewed approximately 942,000 square feet (or approximately 20.6% of total consolidated GLA).  At October 31, 2022, the Company’s consolidated properties were 93.0% leased (91.9% leased at October 31, 2021).

Tenant Recoveries
In the fiscal year ended October 31, 2022, recoveries from tenants (which represent reimbursements from tenants for operating expenses and property taxes) decreased by a net $1.3 million when compared with the corresponding prior period.

The decrease in tenant recoveries was the result of an under-accrual adjustment in the first quarter of fiscal 2021. We completed the 2020 annual reconciliations for both common area maintenance and real estate taxes in the first quarter of fiscal 2021, and those reconciliations resulted in us billing our tenants more than we had anticipated and accrued for in the prior period. This increased tenant reimbursement income in the first quarter of fiscal 2021, and caused a negative variance in the first quarter of fiscal 2022.  This net decrease was offset by an increase in property operating expenses in the fiscal year ended October 31, 2022, when compared to the corresponding prior periods, predominantly related to insurance, environmental costs and roof repairs.

Uncollectable Amounts in Lease Income
In the year ended October 31, 2022, uncollectable amounts in lease income decreased by $1.5 million. In the second quarter of fiscal 2020, we significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the on-set of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through the first half of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the year ended October 31, 2022, many of our tenants continued to experience business improvement as regulatory restrictions continued to ease and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined during such period, when compared with the corresponding period of the prior year and in addition we were successful in collecting prior period unpaid rents that we had fully reserved for.

ASC Topic 842 Cash Basis Lease Income Reversals
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of October 31, 2022, 34 of these 89 tenants are no longer tenants in the Company's properties. As a result of converting these tenants to cash-basis accounting in fiscal 2021, we reversed straight-line rent receivables in the net amount of $673,000 and reversed billed but unpaid rents related to cash-basis tenants of $2.0 million. There were no significant charges related to cash-basis tenants in the year ended October 31, 2022.

As of October 31, 2022, 32 tenants continue to be accounted for on a cash basis, or approximately 3.7% of our tenants.  Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Expenses

Property Operating
In the fiscal year ended October 31, 2022, property operating expenses increased by $2.0 million when compared to the prior period as a result of having higher common area maintenance expenses related to insurance, environmental costs and roof repairs.

Property Taxes
In the fiscal year ended October 31, 2022, property tax expense was relatively unchanged when compared with the corresponding prior period.

Interest
In the fiscal year ended October 31, 2022, interest expense was relatively unchanged, when compared with the corresponding prior period.

Depreciation and Amortization
In the fiscal year ended October 31, 2022, depreciation and amortization was relatively unchanged, when compared with the corresponding prior period.

General and Administrative Expenses
In the fiscal year ended October 31, 2022, general and administrative expenses increased by $949,000 when compared with the corresponding prior period, predominantly related to an increase in employee compensation, state tax expense related to a capital gain for a property we sold that was located in New Hampshire and professional fees.

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

Property Acquisitions and Properties Sold:
In fiscal 2020, we sold two properties totaling 18,100 square feet.  In fiscal 2021, we sold two properties totaling 105,800 square feet. These properties accounted for all of the revenue and expense changes attributable to property acquisitions and sales in the fiscal year ended October 31, 2021 when compared with fiscal 2020.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to Common and Class A Common Stockholders in accordance with GAAP to FFO for each of the three years in the period ended October 31, 2022, 2021 and 2020 (amounts in thousands):

	Year Ended October 31,
	2022	2021	2020

Net Income Applicable to Common and Class A Common Stockholders	$26,054	$33,633	$8,533

Real property depreciation	23,403	22,936	22,662
Amortization of tenant improvements and allowances	4,211	4,429	4,694
Amortization of deferred leasing costs	2,114	1,599	1,737
Depreciation and amortization on unconsolidated joint ventures	1,530	1,518	1,499
(Gain)/loss on sale of properties	(767)	(11,864)	6,047

Funds from Operations Applicable to Common and Class A Common Stockholders	$56,545	$52,251	$45,172

FFO amounted to $56.5 million in fiscal 2022 compared to $52.3 million in fiscal 2021 and $45.2 million in fiscal 2020.

The net increase in FFO in fiscal 2022 when compared with fiscal 2021 was predominantly attributable, among other things, to:

Increases:

•	An increase in base rent for new leasing in the portfolio after the first quarter of fiscal 2021.
•
A $1.5 million net increase in operating income related to our Shelton Square shopping center acquisition in the first quarter of fiscal 2022 compared with the loss of operating income for properties sold in fiscal 2021 and fiscal 2022.

•
A decrease in uncollectable amounts in lease income of $1.5 million in the fiscal year ended October 31, 2022, when compared with the corresponding prior period.  We significantly increased our uncollectable amounts in lease income based on our assessment of the collectability of existing non-credit small shop tenants' receivables given the onset of the COVID-19 pandemic in March 2020.  A number of non-credit small shop tenants' businesses were deemed non-essential by the states in which they operate and forced to close for a portion of the second and third quarters of fiscal 2020.  This placed stress on our small shop tenants and made it difficult for many of them to pay their rents when due. This stress continued through our first half of fiscal 2021.  Our assessment was that any billed but unpaid rents would likely be uncollectable. During the fiscal year ended October 31, 2022, many of our tenants continued to see signs of business improvement as regulatory restrictions continued to ease and individuals continued to return to pre-pandemic activities. As a result, the uncollectable amounts in lease income declined in fiscal 2022, when compared with the prior year. In addition, we collected prior period unpaid rents for tenants that we had fully reserved for.

•
We adopted ASC Topic 842 "Leases" at the beginning of fiscal 2020.  ASC Topic 842 requires, among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant. In addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All such tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As of October 31, 2022, 34 of these 89 tenants are no longer tenants in the Company's properties. As a result of converting these tenants to cash-basis accounting, we reversed straight-line rent receivables in the net amount of $673,000 and reversed billed but uncollected rents in the amount of $2.0 million in the fiscal year ended October 31, 2021.  There were no significant charges related to cash-basis tenants in the fiscal year ended October 31, 2022.

As of October 31, 2022, 3.7% of our tenants continue to be accounted for on a cash basis. Many of our cash-basis tenants are now paying a larger portion of their billed rents, which results in an increase in revenue recognition for those tenants accounted for on a cash basis when compared with the corresponding period of the prior year.

Decreases:

•
A decrease in variable lease income (cost recovery income) related to an under-accrual adjustment in recoveries from tenants for real estate taxes and common area maintenance in the first quarter of fiscal 2021, which increased revenue in the first quarter of fiscal 2021 and caused a negative variance in the fiscal year ended October 31, 2022.

•
A $949,000 increase in general and administrative expenses predominantly related to increases in employee compensation, state tax expense related to a capital gain for a property we sold that was located in New Hampshire and professional fees in fiscal 2022, when compared to the corresponding prior period.

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

•
A decrease in the reversal of lease income as a result of the application of ASC Topic 842 "Leases" in fiscal 2021 when compared with fiscal 2020.  ASC Topic 842 requires among other things, that if the collectability of a specific tenant’s future lease payments as contracted are not probable of collection, revenue recognition for that tenant must be converted to cash-basis accounting and be limited to the lesser of the amount billed or collected from that tenant, and in addition, any straight-line rental receivables would need to be reversed in the period that the collectability assessment changed to not probable.  As a result of continuing to analyze our entire tenant base, we determined that as a result of the COVID-19 pandemic, 89 tenants' future lease payments were no longer probable of collection. All of these tenants were converted to cash basis after our second quarter of fiscal 2020 and prior to our third quarter of fiscal 2021. As a result of this assessment, we reversed $734,000 more in billed but uncollected rent and straight-line rent for cash basis tenants in the fiscal year ended October 31, 2020 than we did in fiscal 2021.  In addition, as the effect of the pandemic has lessened, even certain tenants accounted for on a cash-basis have paid more of their rents in fiscal 2021 than they did in fiscal 2020, which created a positive variance in FFO in fiscal 2021 when compared with fiscal 2020.

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

Decreases:
•
A decrease in gain on marketable securities as we had invested excess cash in marketable securities and sold them in fiscal 2020, realizing a gain of $258,000 in fiscal 2020.  We did not have similar gains in fiscal 2021, which creates a negative variance in fiscal 2021 when compared with fiscal 2020.

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

	Twelve Months Ended October 31,			Three Months Ended October 31,
	2022	2021	% Change	2022	2021	% Change
Same Property Operating Results:

Number of Properties (Note 1)	72			72

Revenue (Note 2)
Base Rent (Note 3)	$98,814	$99,065	(0.3)%	$24,751	$24,499	1.0%
Uncollectable amounts in lease income	(13)	(1,520)	(99.1)%	159	(149)	(206.7)%
ASC Topic 842 cash-basis lease income reversal-same property	(10)	(2,011)	(99.5)%	56	(129)	(143.4)%
Recoveries from tenants	33,506	34,847	(3.8)%	8,143	8,044	1.2%
Other property income	1,491	476	213.2%	229	117	95.7%
	133,788	130,857	2.2%	33,338	32,382	3.0%

Expenses
Property operating	14,469	14,107	2.6%	3,487	3,111	12.1%
Property taxes	23,387	23,542	(0.7)%	5,833	5,887	(0.9)%
Other non-recoverable operating expenses	2,523	2,053	22.9%	899	573	56.9%
	40,379	39,702	1.7%	10,219	9,571	6.8%

Same Property Net Operating Income	$93,409	$91,155	2.5%	$23,119	$22,811	1.4%

Reconciliation of Same Property NOI to Most Directly Comparable GAAP Measure:

Other reconciling items:
Other non same-property net operating income	2,131	937		686	55
Other Interest income	657	471		187	122
Other Dividend Income	84	52		24	16
Consolidated lease termination income	723	967		32	166
Consolidated amortization of above and below market leases	972	632		274	177
Consolidated straight line rent income	241	(2,396)		289	306
Equity in net income of unconsolidated joint ventures	1,397	1,323		583	298
Taxable REIT subsidiary income/(loss)	(287)	303		(107)	(116)
Solar income/(loss)	(361)	(163)		(128)	(4)
Storage income/(loss)	2,225	1,236		653	431
Unrealized holding gains arising during the periods	-	-		-	-
Gain on sale of marketable securities	-	-		-	-
Interest expense	(13,175)	(13,087)		(3,425)	(3,025)
General and administrative expenses	(9,934)	(8,985)		(2,261)	(2,109)
Uncollectable amounts in lease income	(13)	(1,529)		159	(149)
Uncollectable amounts in lease income - same property	13	1,520		(159)	149
ASC Topic 842 cash-basis lease income reversal	(10)	(2,011)		56	(129)
ASC Topic 842 cash-basis lease income reversal-same property	10	2,011		(56)	129
Directors fees and expenses	(500)	(355)		(217)	(78)
Depreciation and amortization	(29,799)	(29,032)		(7,439)	(7,259)
Adjustment for intercompany expenses and other	(5,276)	(3,985)		(1,064)	(950)

Total other -net	(50,902)	(52,091)		(11,913)	(11,970)
Income from continuing operations	42,507	39,064	8.8%	11,206	10,841	3.4%
Gain (loss) on sale of real estate	767	11,864		(1)	(350)
Net income	43,274	50,928	(15.0)%	11,205	10,491	6.8%
Net income attributable to noncontrolling interests	(3,570)	(3,645)		(875)	(921)
Net income attributable to Urstadt Biddle Properties Inc.	$39,704	$47,283	(16.0)%	$10,330	$9,570	7.9%

Same Property Operating Expense Ratio (Note 4)	88.5%	92.6%	(4.0)%	87.4%	89.4%	(2.0)%

Note 1 - Includes only properties owned for the entire period of both periods presented.

Note 2 - Excludes straight line rent, above/below market lease rent, lease termination income.

Note 3 - Base rents for the three and twelve month periods ended October 31, 2022 are reduced by approximately $0 and $87,000, respectively, in rents that were deferred and approximately $0 and $160,000, in rents that were abated because of COVID-19. Base rents for the three and twelve month periods ended October 31, 2022, are increased by approximately $5,000 and $470,000, respectively, in COVID-19 deferred rents that were billed and collected in the fiscal 2022 periods.

Base rents for the three and twelve month periods ended October 31, 2021 are reduced by approximately $27,000 and $552,000, respectively, in rents that were deferred and approximately $309,000 and $3.0 million, in rents that were abated because of COVID-19. Base rents for the three and nine month periods ended October 31, 2021, are increased by approximately $345,000 and $3.0 million, respectively, in COVID-19 deferred rents that were billed and collected in the fiscal 2021 periods.

Note 4 -Represents the percentage of property operating expense and real estate tax.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our borrowing activities, which include fixed-rate mortgage debt and, in limited circumstances, variable rate debt.  As of October 31, 2022, we had total mortgage debt and other notes payable of $299.2 million, of which 100% was fixed-rate, inclusive of variable rate mortgages that have been swapped to fixed interest rates using interest rate swap derivatives contracts.

Our fixed-rate debt presents inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements.

To reduce our exposure to interest rate risk on variable-rate debt, we use interest rate swap agreements, for example, to convert some of our variable-rate debt to fixed-rate debt.  As of October 31, 2022, we had nine open derivative financial instruments in our consolidated portfolio.  These interest rate swaps are cross collateralized with mortgages on properties in Ossining, NY, Yonkers, NY, Orangeburg, NY, Brewster, NY, Stamford, CT, Greenwich CT, Darien, CT, Stratford, CT, and Dumont, NJ.  The Ossining swap expires in August 2024, the Yonkers swap expires in November 2024, the Orangeburg swap expires in October 2024, the Brewster swap expires in July 2029, the Stamford swap expires in July 2027, the Greenwich swaps expire in October 2026, the Darien swap expires in April 2029, the Stratford swap expires in February 2032 and the Dumont swap expires in August 2028, in each case concurrent with the maturity of the respective mortgages.  All of the aforementioned derivatives contracts are adjusted to fair market value at each reporting period.  We have concluded that all of the aforementioned derivatives contracts are effective cash flow hedges as defined in ASC Topic 815.  We are required to evaluate the effectiveness at inception and at each reporting date.  As a result of the aforementioned derivatives contracts being effective cash flow hedges all changes in fair market value are recorded directly to stockholders equity in accumulated comprehensive income and have no effect on our earnings.

Under existing guidance, the publication of the LIBOR reference rate was to be discontinued beginning on or around the end of 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.  However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, subsequently announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  In August and December 2022, we amended six mortgages and their related interest rate swap agreements to include market standard provisions for determining the benchmark replacement rate for LIBOR in the form of SOFR.   We are in the process of working with the lenders and counterparties to amend the remaining promissory notes and swap contracts that reference LIBOR. We have good working relationships with all of our lenders/counterparties, and expect that the replacement reference rate under the amended notes will continue to match the replacement rates in the swaps.  Therefore, we believe there would be no material effect on our financial position or results of operations.  See “We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates” under Item 1A of our annual report on Form 10-K for more information.

At October 31, 2022, we had $30.5 million outstanding on our Facility, which bears interest at LIBOR plus 1.45%.  If interest rates were to rise 1%, our interest expense as a result of the variable rate would increase by any amount outstanding multiplied by 1% per annum.

The following table sets forth the Company’s long-term debt obligations by principal cash payments and maturity dates, weighted average fixed interest rates and estimated fair value at October 31, 2022 (amounts in thousands, except weighted average interest rate):

	For the Fiscal Year Ended October 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Estimated Fair Value
Mortgage notes payable and other loans	$7,612	$26,449	$87,483	$12,940	$43,333	$124,499	$302,316	$277,574

Weighted average interest rate for debt maturing	n/a	4.15%	3.93%	3.53%	3.50%	3.85%	3.83%

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in, or any disagreements with, the Company's independent registered public accounting firm on accounting principles and practices or financial disclosure during the years ended October 31, 2022 and 2021.

Item 9A.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the fourth quarter of 2022, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).  Based on its assessment, management determined that the Company's internal control over financial reporting was effective as of October 31, 2022.  The Company's independent registered public accounting firm, PKF O'Connor Davies, LLP has audited the effectiveness of the Company's internal control over financial reporting, as indicated in their attestation report which is included in (b) below.

(b) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Urstadt Biddle Properties Inc.

Opinion on Internal Control over Financial Reporting

We have audited Urstadt Biddle Properties Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of October 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2022, and our report dated January 12, 2023, expressed an unqualified opinion thereon.

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
January 12, 2023

Item 9B.  Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2023 within the period required under the applicable rules of the SEC.  The additional information required by this Item is included under the captions “Election of Directors”, “Information Concerning Continuing Directors and Executive Officers”, “Certain Relationships and Related Party Transactions”, “Corporate Governance and Board Matters”, “Delinquent Section 16(a) Reports” and other information included in the Proxy Statement and is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2023 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, and as part of the executive compensation and director related compensation tables and other information included in the Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2023 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions, “Equity Compensation Plans”, “Security Ownership of Certain Beneficial Owners and Management” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2023 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the captions “Corporate Governance and Board Matters—Board Independence”, “Certain Relationships and Related Party Transactions” and other information included in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Our independent registered public accounting firm is PKF O'Connor Davies, LLP, New York, New York, Auditor Firm ID: 127.

The Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on March 22, 2023 within the period required under the applicable rules of the SEC.  The information required by this Item is included under the caption “Fees Billed by Independent Registered Public Accounting Firm” of such Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

A.	Index to Financial Statements and Financial Statement Schedule

1.	Financial Statements

The consolidated financial statements listed in the accompanying index to financial statements on Page 42 are filed as part of this Annual Report.

2.	Financial Statement Schedule --

The financial statement schedule required by this Item is filed with this report and are listed in the accompanying index to financial statements on Page 42.  All other financial statement schedules are not applicable.

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

3.2
Second Amended and Restated Bylaws of the Company as of December 14, 2022 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on December 19, 2022 (SEC File No. 001-12803)).

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

10.1
Amended and Restated Restricted Stock Award Plan as approved by the Company's stockholders on March 24, 2016 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended April 30, 2016 (SEC File No. 001-12803)).#

10.2
First Amendment to Amended and Restated Restricted Stock Award Plan as approved by the Company’s stockholders on March 21, 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed on March 28, 2019 (SEC File No. 333-230571). #

10.3
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Non-Director Employees) (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017 (SEC File No. 001-12803)).#

10.4
Form of Restricted Stock Award Agreement with Restricted Stock Plan Participants (Employee Director) (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017 (SEC File No. 001-12803)). #

10.5
Forms of Restricted Stock Award Agreements with Restricted Stock Plan Participants (Non-Employee Director)(incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended October 31, 2017 (SEC File No. 001-12803)). #

10.6
Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to the Company's Registration Statement on Form S-3 filed on March 31, 2010 (SEC File No. 333-64381)).

10.7
Amended and Restated Excess Benefit and Deferred Compensation Plan dated December 10, 2008 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 15, 2008 (SEC File No. 001-12803)).#

10.8
Form of Amended and Restated Change of Control Agreements between Company and Officers (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on March 11, 2022 (SEC File No. 001-12803)). #

10.9
For of Indemnification Agreement between Company and Directors and Officers (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on March 11, 2022 (SEC File No. 001-12803)).#

10.10
Amended and Restated Credit Agreement, dated as of March 30, 2021, by and among the Company, The Bank of New York Mellon, as Administrative Agent, and Wells Fargo Bank, N.A. and Bank of Montreal as Co-Syndication Agents and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 1, 2021 (SEC File No. 001-12803)).

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

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2022	October 31, 2021
ASSETS
Real Estate Investments:
Real Estate – at cost	$1,190,356	$1,148,382
Less: Accumulated depreciation	(303,488)	(278,605)
	886,868	869,777
Investments in and advances to unconsolidated joint ventures	29,586	29,027
	916,454	898,804

Cash and cash equivalents	14,966	24,057
Tenant receivables	22,889	23,806
Prepaid expenses and other assets	34,559	19,175
Deferred charges, net of accumulated amortization	8,458	8,010
Total Assets	$997,326	$973,852

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Revolving credit lines	$30,500	$-
Mortgage notes payable and other loans	302,316	296,449
Accounts payable and accrued expenses	5,399	11,443
Deferred compensation – officers	54	62
Other liabilities	23,205	22,599
Total Liabilities	361,474	330,553

Redeemable Noncontrolling Interests	61,550	67,395

Commitments and Contingencies

Stockholders' Equity:
6.25% Series H Cumulative Preferred Stock (liquidation preference of $25 per share); 4,600,000 shares issued and outstanding	115,000	115,000
5.875% Series K Cumulative Preferred Stock (liquidation preference of $25 per share) 4,400,000 shares issued and outstanding	110,000	110,000
Excess Stock, par value $0.01 per share; 20,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, par value $0.01 per share; 30,000,000 shares authorized; 10,247,072 and 10,153,689 shares issued and outstanding	104	103
Class A Common Stock, par value $0.01 per share; 100,000,000 shares authorized; 28,963,433 and 30,073,807 shares issued and outstanding	290	301
Additional paid in capital	511,471	528,713
Cumulative distributions in excess of net income	(179,754)	(170,493)
Accumulated other comprehensive income (loss)	17,191	(7,720)
Total Stockholders' Equity	574,302	575,904
Total Liabilities and Stockholders' Equity	$997,326	$973,852
The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended October 31,
	2022	2021	2020
Revenues
Lease income	$137,660	$130,364	$120,941
Lease termination	721	967	705
Other	4,722	4,250	5,099
Total Revenues	143,103	135,581	126,745

Expenses
Property operating	25,124	22,938	19,542
Property taxes	23,700	23,674	23,464
Depreciation and amortization	29,799	29,032	29,187
General and administrative	9,934	8,985	10,643
Directors' fees and expenses	500	355	373
Total Operating Expenses	89,057	84,984	83,209

Operating Income	54,046	50,597	43,536

Non-Operating Income (Expense):
Interest expense	(13,175)	(13,087)	(13,508)
Equity in net income from unconsolidated joint ventures	1,397	1,323	1,433
Gain on sale of marketable securities	-	-	258
Interest, dividends and other investment income	239	231	398
Gain (loss) on sale of properties	767	11,864	(6,047)
Net Income	43,274	50,928	26,070

Noncontrolling interests:
Net income attributable to noncontrolling interests	(3,570)	(3,645)	(3,887)
Net income attributable to Urstadt Biddle Properties Inc.	39,704	47,283	22,183
Preferred stock dividends	(13,650)	(13,650)	(13,650)
Net Income Applicable to Common and Class A Common Stockholders	$26,054	$33,633	$8,533

Basic Earnings Per Share:
Per Common Share	$0.62	$0.80	$0.20
Per Class A Common Share	$0.69	$0.89	$0.23

Diluted Earnings Per Share:
Per Common Share	$0.61	$0.79	$0.20
Per Class A Common Share	$0.68	$0.88	$0.22

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended October 31,
	2022	2021	2020

Net Income	$43,274	$50,928	$26,070

Other comprehensive income:
Change in unrealized gain (loss) on interest rate swaps	22,077	7,080	(6,546)
Change in unrealized gain (loss) on interest rate swaps-equity investees	2,834	906	(710)

Total comprehensive income	68,185	58,914	18,814
Comprehensive income attributable to noncontrolling interests	(3,570)	(3,645)	(3,887)

Total comprehensive income attributable to Urstadt Biddle Properties Inc.	64,615	55,269	14,927
Preferred stock dividends	(13,650)	(13,650)	(13,650)

Total comprehensive income applicable to Common and Class A Stockholders	$50,965	$41,619	$1,277

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended October 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$43,274	$50,928	$26,070
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	29,799	29,032	29,187
Straight-line rent adjustment	(241)	2,396	(2,641)
Provisions for tenant credit losses	23	3,540	6,244
(Gain) on sale of marketable securities	-	-	(258)
Restricted stock compensation expense and other adjustments	3,677	3,909	5,448
Deferred compensation arrangement	(7)	41	(33)
(Gain) loss on sale of properties	(767)	(11,864)	6,047
Equity in net (income) of unconsolidated joint ventures	(1,397)	(1,323)	(1,433)
Distributions of operating income from unconsolidated joint ventures	1,397	1,323	1,433
Changes in operating assets and liabilities:
Tenant receivables	1,135	(3,796)	(6,715)
Accounts payable and accrued expenses	691	1,006	609
Other assets and other liabilities, net	167	(1,523)	(2,075)
Net Cash Flow Provided by Operating Activities	77,751	73,669	61,883

Cash Flows from Investing Activities:
Acquisitions of real estate investments	(35,671)	-	-
Deposits on acquisition of real estate investments	-	(10)	(1,030)
Return of deposits on real estate investments	-	500	530
Improvements to properties and deferred charges	(15,572)	(15,463)	(22,336)
Net proceeds from sale of properties	4,399	16,707	3,732
Purchases of securities available for sale	-	(955)	(6,983)
Proceeds from the sale of available for sale securities	-	-	7,240
Investment in note receivable	409	(1,738)	-
Return of capital from unconsolidated joint ventures	2,203	514	27
Net Cash Flow (Used in) Investing Activities	(44,232)	(445)	(18,820)

Cash Flows from Financing Activities:
Dividends paid -- Common and Class A Common Stock	(37,263)	(29,025)	(30,018)
Dividends paid -- Preferred Stock	(13,650)	(13,650)	(14,188)
Amortization payments on mortgage notes payable	(7,389)	(6,888)	(7,089)
Proceeds from mortgage note payable and other loans	46,000	39,238	-
Repayment of mortgage notes payable and other loans	(32,412)	(34,645)	-
Proceeds from revolving credit line borrowings	40,500	-	35,000
Sales of additional shares of Common and Class A Common Stock	197	148	149
Repayments on revolving credit line borrowings	(10,000)	(35,000)	-
Acquisitions of noncontrolling interests	(3,897)	(5,126)	(758)
Distributions to noncontrolling interests	(3,570)	(3,645)	(3,887)
Repurchase of shares of Class A Common Stock	(20,536)	(1,049)	-
Payment of taxes on shares withheld for employee taxes	(590)	(320)	(573)
Net proceeds from issuance of Preferred Stock	-	-	17
Redemption of preferred stock	-	-	(75,000)
Net Cash Flow (Used in) Financing Activities	(42,610)	(89,962)	(96,347)

Net Increase/(Decrease) In Cash and Cash Equivalents	(9,091)	(16,738)	(53,284)
Cash and Cash Equivalents at Beginning of Year	24,057	40,795	94,079

Cash and Cash Equivalents at End of Year	$14,966	$24,057	$40,795

The accompanying notes to consolidated financial statements are an integral part of these statements

URSTADT BIDDLE PROPERTIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share data)

	6.25% Series H Preferred Stock Issued	6.25% Series H Preferred Stock Amount	5.875% Series K Preferred Stock Issued	5.875% Series K Preferred Stock Amount	Common Stock Issued	Common Stock Amount	Class A Common Stock Issued	Class A Common Stock Amount	Additional Paid In Capital	Cumulative Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balances - October 31, 2019	4,600,000	$115,000	4,400,000	$110,000	9,963,751	$101	29,893,241	$299	$520,988	$(158,213)	$(8,451)	$579,724
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	8,533	-	8,533
Change in unrealized (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	(7,256)	(7,256)
Cash dividends paid :
Common stock ($0.6875 per share)	-	-	-	-	-	-	-	-	-	(6,923)	-	(6,923)
Class A common stock ($0.77 per share)	-	-	-	-	-	-	-	-	-	(23,095)	-	(23,095)
Issuance of shares under dividend reinvestment plan	-	-	-	-	4,451	-	6,837	-	149	-	-	149
Shares issued under restricted stock plan	-	-	-	-	105,450	1	120,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,873)	-	(573)	-	-	(573)
Forfeiture of restricted stock	-	-	-	-	-	-	(700)	-	-	-	-	-
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	5,465	-	-	5,465
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	15,047	-	15,047
Balances - October 31, 2020	4,600,000	115,000	4,400,000	110,000	10,073,652	102	29,996,305	300	526,027	(164,651)	(15,707)	571,071
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	33,633	-	33,633
Change in unrealized gain (loss) on interest rate swap	-	-	-	-	-	-	-	-	-	-	7,987	7,987
Cash dividends paid :
Common stock ($0.664 per share)	-	-	-	-	-	-	-	-	-	(6,756)	-	(6,756)
Class A common stock ($0.74 per share)	-	-	-	-	-	-	-	-	-	(22,269)	-	(22,269)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,341	-	5,355	-	148	-	-	148
Shares issued under restricted stock plan	-	-	-	-	105,850	1	125,800	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(23,249)	-	(319)	-	-	(319)
Forfeiture of restricted stock	-	-	-	-	-	-	(1,250)	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	(29,154)	-	(29,154)	-	(1,049)	-	-	(1,049)
Restricted stock compensation and other adjustment	-	-	-	-	-	-	-	-	3,908	-	-	3,908
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	(10,450)	-	(10,450)
Balances - October 31, 2021	4,600,000	115,000	4,400,000	110,000	10,153,689	103	30,073,807	301	528,713	(170,493)	(7,720)	575,904
Net income applicable to Common and Class A common stockholders	-	-	-	-	-	-	-	-	-	26,054	-	26,054
Change in unrealized gains on interest rate swap	-	-	-	-	-	-	-	-	-	-	24,911	24,911
Cash dividends paid :
Common stock ($0.858 per share)	-	-	-	-	-	-	-	-	-	(8,805)	-	(8,805)
Class A common stock ($0.95 per share)	-	-	-	-	-	-	-	-	-	(28,458)	-	(28,458)
Issuance of shares under dividend reinvestment plan	-	-	-	-	3,600	-	7,538	-	197	-	-	197
Shares issued under restricted stock plan	-	-	-	-	109,500	1	149,000	1	(2)	-	-	-
Shares withheld for employee taxes	-	-	-	-	-	-	(27,680)	-	(590)	-	-	(590)
Forfeiture of restricted stock	-	-	-	-	-	-	(36,300)	-	-	-	-	-
Repurchase of Common and Class A Common stock	-	-	-	-	(19,717)	-	(1,202,932)	(12)	(20,524)	-	-	(20,536)
Restricted stock compensation and other adjustments	-	-	-	-	-	-	-	-	3,677	-	-	3,677
Adjustments to redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	1,948	-	1,948
Balances - October 31, 2022	4,600,000	$115,000	4,400,000	$110,000	10,247,072	$104	28,963,433	$290	$511,471	$(179,754)	$17,191	$574,302

The accompanying notes to consolidated financial statements are an integral part of these statements.

URSTADT BIDDLE PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2022

(1) ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Urstadt Biddle Properties Inc. (“Company”), a Maryland Corporation, is a real estate investment trust (REIT), engaged in the acquisition, ownership and management of commercial real estate, primarily neighborhood and community shopping centers in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York. The Company's major tenants include supermarket chains and other retailers who sell basic necessities. At October 31, 2022, the Company owned or had equity interests in 77 properties containing a total of 5.3 million square feet of gross leasable area ("GLA").

COVID-19 Pandemic
On March 11, 2020, the novel coronavirus disease (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world.  During March 2020, measures to prevent the spread of COVID-19 were initiated, with federal, state and local government agencies issuing regulatory orders enforcing social distancing and limiting certain business operations and group gatherings in order to further prevent the spread of COVID-19.  While these regulatory orders vary by state and have changed over time, as of October 31, 2022 most of our tenants’ businesses are operating normally. We have seen foot traffic, retail activity and general business conditions for most of our tenants essentially return to pre-pandemic levels. The pandemic is still ongoing, however, with existing and new variants making the situation difficult to predict.

Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and joint ventures in which the Company meets certain criteria of a sole general partner in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810, "Consolidation." The Company has determined that such joint ventures should be consolidated into the consolidated financial statements of the Company. In accordance with ASC Topic 970-323, "Real Estate-General-Equity Method and Joint Ventures;" joint ventures that the Company does not control but otherwise exercises significant influence in, are accounted for under the equity method of accounting. See Note 6 for further discussion of the unconsolidated joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company follows the provisions of ASC Topic 740, “Income Taxes,” that, among other things, defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.   Based on its evaluation, the Company determined that it has no uncertain tax positions and no unrecognized tax benefits as of October 31, 2022.  As of October 31, 2022, the fiscal tax years 2018 through and including 2021 remain open to examination by the Internal Revenue Service.  There are currently no federal tax examinations in progress.

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

In March 2022, the Company sold its free-standing restaurant property located in Unionville, CT (the "Unionville Property") to an unrelated third party for a sale price of $950,000, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 606, "Contracts with Customers," and ASC Topic 610-20 "Gains and Losses from the Derecognition of Nonfinancial Assets," the Company recorded a gain on sale in the amount of $204,000, which gain is included in continuing operations in its consolidated income statements for the year ended October 31, 2022, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In February 2022, the Company sold its free-standing restaurant property located in Bloomfield, NJ (the "Bloomfield Property") to an unrelated third party for a sale price of $1.8 million, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 606, "Contracts with Customers," and ASC Topic 610-20 "Gains and Losses from the Derecognition of Nonfinancial Assets," the Company recorded a gain on sale in the amount of $544,000, which gain is included in continuing operations in its consolidated income statements for the year ended October 31, 2022, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In September 2021, the Company entered into a purchase and sale agreement to sell its property located in Chester, NJ (the "Chester Property"), to an unrelated third party for a sale price of $1.96 million as that property no longer met its investment objectives.  In accordance with ASC Topic 360-10-45, the property met all the criteria to be classified as held for sale in the fourth quarter of fiscal 2021, and accordingly the Company recorded a loss on property held for sale of $342,000, which loss was included in continuing operations in the consolidated statement of income for the year ended October 31, 2021. The amount of the loss represented the net carrying amount of the property over the fair value of the asset less estimated cost to sell.  The net book value of the Chester Property was insignificant to financial statement presentation and as a result the Company did not include the asset as held for sale on its consolidated balance sheet at October 31, 2021.  In December 2021, the Chester Property sale was completed and the Company realized an additional loss on sale of property of $7,000, which loss will be included in continuing operations in the consolidated statement of income for the year ended October 31, 2022.

In June 2021, the Company sold its property located in Newington, NH (the "Newington Property") to an unrelated third party for a sale price of $13.4 million as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 606, "Contracts with Customers," and ASC Topic 610-20 "Gains and Losses from the Derecognition of Nonfinancial Assets," the Company recorded a gain on sale in the amount of $11.8 million, which gain is included in continuing operations in its consolidated income statements for the year ended October 31, 2021, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

In March 2021, the Company sold its property located in Hillsdale, NJ (the "Hillsdale Property") to an unrelated third party for a sale price of $1.3 million, as that property no longer met the Company's investment objectives.  In accordance with ASC Topic 606, "Contracts with Customers," and ASC Topic 610-20 "Gains and Losses from the Derecognition of Nonfinancial Assets," the Company recorded a gain on sale in the amount of $435,000, which gain is included in continuing operations in its consolidated income statements for the year ended October 31, 2021, when the Company's performance obligation was met, the transfer of the property's title to the buyer and when consideration was received from the buyer for that performance obligation.

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

The combined operating results of the Unionville Property, the Bloomfield Property, the Chester Property, the Newington Property, the Hillsdale Property, the Carmel Property and the sold portion of the Pompton Lakes property, which are included in continuing operations, were as follows (amounts in thousands):

	Year Ended October 31,
	2022	2021	2020
Revenues	$54	$1,125	$2,024
Property operating expense	(26)	(456)	(573)
Depreciation and amortization	(14)	(132)	(528)
Net Income	$14	$537	$923

Deferred Charges
Deferred charges consist principally of leasing commissions (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $5,316,000 and $4,994,000 as of October 31, 2022 and 2021, respectively.

Asset Impairment
On a periodic basis, management assesses whether there are any indicators that the value of its real estate investments may be impaired.  A property value is considered impaired when management’s estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company’s plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  As of October 31, 2022, management does not believe that the value of any of its real estate investments is impaired.

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
COVID-19 Pandemic

From the onset of COVID-19 through October 31, 2022, the Company has completed 290 lease modifications, consisting of base rent deferrals totaling $4.0 million and rent abatements totaling $4.7 million.  Through October 31, 2022, the Company has received repayment of approximately $3.7 million of the base rent deferrals.
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

We did not convert any additional tenants to cash-basis accounting in the second half of fiscal 2021 or the fiscal year ended October 31, 2022.  As of October 31, 2022, 34 of the 89 tenants that were previously converted to cash-basis are no longer tenants in the Company's properties.  In addition, when one of the Company’s tenants is converted to cash-basis accounting in accordance with ASC Topic 842, all previously recorded straight-line rent receivables need to be reversed in the period that the tenant is converted to cash-basis revenue recognition. In the fiscal year ended October 31, 2021, the Company reversed straight-line rent revenue in the amount of $1.3 million related to tenants converted to cash-basis revenue recognition. The Company did not reverse any straight-line rent revenue in the fiscal year ended October 31, 2022, as no tenants were converted to cash-basis revenue recognition in that period.

During the fiscal years ended October 31, 2022 and 2021, we restored 10 and 13 of the original 89 tenants, respectively, to accrual-basis revenue recognition as those tenants paid all of their billed rents for six consecutive months and have no significant unpaid billings at the time of restoration to accrual basis accounting.  When a tenant is restored to accrual-basis revenue recognition, the Company records revenue on the straight-line basis.  As such, the Company restored straight-line rent revenue in the fiscal years ended October 31, 2022 and 2021 in the amounts of $57,000 and $582,000, respectively, for these tenants.

As of October 31, 2022, the Company is recording lease income on a cash basis for approximately 3.7% of our tenants in accordance with ASC Topic 842.

During the fiscal year ended October 31,  2021, we recognized collectability adjustments totaling $4.2 million. The Company did not have any significant collectability adjustments in the fiscal year ended October 31, 2022.

At October 31, 2022 and October 31, 2021, $19,895,000 and $19,670,000, respectively, have been recognized as straight-line rents receivable (representing the current cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant receivables in the accompanying consolidated financial statements.

The Company provides an allowance for doubtful accounts against the portion of tenant receivables that is estimated to be uncollectable.  Such allowances are reviewed periodically.  At October 31, 2022 and October 31, 2021, tenant receivables in the accompanying consolidated balance sheets are shown net of allowances for doubtful accounts of $6,213,600 and $7,469,000, respectively.  Included in the aforementioned allowance for doubtful accounts is an amount for future tenant credit losses of approximately 10% of the deferred straight-line rents receivable which is estimated to be uncollectable.

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

As of October 31, 2022, the Company believes it has no significant risk associated with non-performance of the financial institutions that are the counterparty to its derivative contracts. At October 31, 2022, the Company had approximately $155.7 million in secured mortgage financings subject to interest rate swaps. Such interest rate swaps converted the LIBOR or Secured Overnight Financing Rate (“SOFR”)-based variable rates on the mortgage financings to a fixed annual rate of 3.74% per annum.  As of October 31, 2022 and 2021, the Company had a deferred liability of  $0 and $6.7 million, respectively, (included in accounts payable and accrued expenses on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages. As of October 31, 2022 and 2021, the Company had a deferred assets of  $15.9 million and $515,000, respectively, (included in other assets on the consolidated balance sheets) relating to the fair value of the Company’s interest rate swaps applicable to secured mortgages.

Charges and/or credits relating to the changes in fair values of such interest rate swap are made to other comprehensive (loss) as the swap is deemed effective and is classified as a cash flow hedge.

Comprehensive Income
Comprehensive income is comprised of net income applicable to Common and Class A Common stockholders and other comprehensive income (loss). Other comprehensive income (loss) includes items that are otherwise recorded directly in stockholders’ equity, such as unrealized gains and losses on interest rate swaps designated as cash flow hedges, including the Company's share from entities accounted for under the equity method of accounting. At October 31, 2022, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements of $17.2 million, inclusive of the Company's share of accumulated comprehensive income from joint ventures accounted for by the equity method of accounting.  At October 31, 2021, accumulated other comprehensive loss consisted of net unrealized losses on interest rate swap agreements of $7.7 million inclusive of the Company's share of accumulated comprehensive income/(loss) from joint ventures accounted for by the equity method of accounting. Unrealized gains and losses included in other comprehensive income/(loss) will be reclassified into earnings when gains and losses are realized.

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

The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Year Ended October 31,
	2022	2021	2020
Numerator
Net income applicable to common stockholders – basic	$5,790	$7,366	$1,849
Effect of dilutive securities:
Restricted stock awards	187	190	34
Net income applicable to common stockholders – diluted	$5,977	$7,556	$1,883
Denominator
Denominator for basic EPS-weighted average common shares	9,326	9,244	9,144
Effect of dilutive securities:
Restricted stock awards	455	364	241
Denominator for diluted EPS – weighted average common equivalent shares	9,781	9,608	9,385

Numerator
Net income applicable to Class A common stockholders – basic	$20,264	$26,267	$6,684
Effect of dilutive securities:
Restricted stock awards	(187)	(190)	(34)
Net income applicable to Class A common stockholders – diluted	$20,077	$26,077	$6,650

Denominator
Denominator for basic EPS – weighted average Class A common shares	29,481	29,576	29,506
Effect of dilutive securities:
Restricted stock awards	196	177	70
Denominator for diluted EPS – weighted average Class A common equivalent shares	29,677	29,753	29,576

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

 Segment information about Ridgeway as required by ASC Topic 280 is included below:

	Year Ended October 31,
	2022	2021	2020
Ridgeway Revenues	10.1%	10.4%	11.2%
All Other Property Revenues	89.9%	89.6%	88.8%
Consolidated Revenue	100.0%	100.0%	100.0%

	Year Ended October 31,
	2022	2021
Ridgeway Assets	6.5%	6.3%
All Other Property Assets	93.5%	93.7%
Consolidated Assets (Note 1)	100.0%	100.0%

Note 1 - Ridgeway did not have any significant expenditures for additions to long-lived assets in any of the fiscal years ended October 31, 2022, 2021 and 2020.

	Year Ended October 31,
	2022	2021	2020
Ridgeway Percent Leased	98%	92%	92%

	Year Ended October 31,
Ridgeway Significant Tenants (by base rent):	2022	2021	2020
The Stop & Shop Supermarket Company	21%	21%	20%
Bed, Bath & Beyond	15%	15%	14%
Marshall’s Inc., a division of the TJX Companies	11%	11%	10%
All Other Tenants at Ridgeway (Note 2)	53%	53%	56%
Total	100%	100%	100%

Note 2 - No other tenant accounts for more than 10% of Ridgeway’s annual base rents in any of the three years presented.  Percentages are calculated as a ratio of the tenants' base rent divided by total base rent of Ridgeway.

	Year Ended October 31, 2022
Income Statement (In Thousands):	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,448	$128,655	$143,103
Operating Expenses	$4,553	$44,271	$48,824
Interest Expense	$1,603	$11,572	$13,175
Depreciation and Amortization	$2,200	$27,599	$29,799
Income from Continuing Operations	$6,092	$37,182	$43,274

	Year Ended October 31, 2021
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,167	$121,414	$135,581
Operating Expenses	$4,495	$42,117	$46,612
Interest Expense	$1,632	$11,455	$13,087
Depreciation and Amortization	$2,238	$26,794	$29,032
Income from Continuing Operations	$5,802	$45,126	$50,928

	Year Ended October 31, 2020
	Ridgeway	All Other Operating Segments	Total Consolidated
Revenues	$14,180	$112,565	$126,745
Operating Expenses	$4,424	$38,582	$43,006
Interest Expense	$1,673	$11,835	$13,508
Depreciation and Amortization	$2,494	$26,693	$29,187
Income from Continuing Operations	$5,589	$20,481	$26,070

Reclassification
Certain fiscal 2020 and 2021 amounts have been reclassified to conform to current period presentation.

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

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's consolidated financial statements as of October 31, 2022.

(2) REAL ESTATE INVESTMENTS

The Company's investments in real estate, net of depreciation, were composed of the following at October 31, 2022 and 2021 (in thousands):

	Consolidated Investment Properties	Unconsolidated Joint Ventures	2022 Totals	2021 Totals
Retail	$880,256	$29,586	$909,842	$891,921
Office	6,612	-	6,612	6,883
Total	$886,868	$29,586	$916,454	$898,804

The Company's investments at October 31, 2022 consisted of equity interests in 77 properties.  The 77 properties are located in the northeastern part of the United States with a concentration in the metropolitan New York tri-state area outside of the City of New York.  The Company's primary investment focus is neighborhood and community shopping centers located in the region just described. Since a significant concentration of the Company's properties are in the northeast, market changes in this region could have an effect on the Company's leasing efforts and ultimately its overall results of operations.

(3) INVESTMENT PROPERTIES

The components of the properties consolidated in the financial statements are as follows (in thousands):

	October 31,
	2022	2021
Land	$245,844	$235,233
Buildings and improvements	944,512	913,149
	1,190,356	1,148,382
Accumulated depreciation	(303,488)	(278,605)
	$886,868	$869,777

Space at the Company's properties is generally leased to various individual tenants under short and intermediate-term leases which are accounted for as operating leases.

Certain of the Company's leases provide for the payment of additional rent based on a percentage of the tenant's revenues. Such additional percentage rents are included in operating lease income and were less than 1.00% of consolidated revenues in each of the three years ended October 31, 2022.

Significant Investment Property Acquisition Transactions

In February 2022, the Company purchased Shelton Square shopping center, and in July 2022 exercised an option to purchase a pad site adjacent to the shopping center (collectively, "Shelton"), for an aggregate of $36 million (exclusive of closing costs).  Shelton is a 188,000 square foot grocery-anchored shopping center located in Shelton, CT. The Company funded the purchase with available cash, borrowings on our unsecured revolving credit facility (the "Facility") and proceeds from mortgage borrowings.

The Company accounted for the purchase of Shelton as an asset acquisition and allocated the total consideration transferred for the acquisition, including transaction costs, to the individual assets and liabilities acquired on a relative fair value basis.

The financial information set forth below summarizes the Company’s purchase price allocation of the cash consideration paid on a relative fair value basis (Level 3 of the fair value hierarchy) for Shelton during the year ended October 31, 2022 (in thousands).

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

For the fiscal year ended October 31, 2022,  2021 and 2020, the net amortization of above-market and below-market leases was approximately $972,000, $570,000 and $706,000, respectively, which is included in base rents in the accompanying consolidated statements of income.

In Fiscal 2022, the Company incurred costs of approximately $15.6 million related to capital improvements and leasing costs to its properties.

(4) MORTGAGE NOTES PAYABLE, BANK LINES OF CREDIT AND OTHER LOANS

At October 31, 2022, the Company has mortgage notes payable and other loans that are due in installments over various periods to fiscal 2037.  The mortgage loans bear interest at rates ranging from 3.1% to 5.6% and are collateralized by real estate investments having a net carrying value of approximately $491.5 million.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Total
2023	$-	$7,612	$7,612
2024	18,711	7,738	26,449
2025	82,277	5,206	87,483
2026	7,751	5,189	12,940
2027	39,104	4,229	43,333
Thereafter	113,440	11,059	124,499
	$261,283	$41,033	$302,316

The Company has a $125 million unsecured revolving credit facility with a syndicate of three banks led by The Bank of New York Mellon, as administrative agent.  The syndicate also includes Wells Fargo Bank N.A. and Bank of Montreal (co-syndication agents).  The Facility gives the Company the option, under certain conditions, to increase the Facility's borrowing capacity to $175 million (subject to lender approval).  The maturity date of the Facility is March 29, 2024, with a one year extension at the Company's option.  Borrowings under the Facility can be used for general corporate purposes and the issuance of letters of credit (up to $10 million).  Borrowings will bear interest at the Company's option of the Eurodollar rate plus 1.45% to 2.20% or The Bank of New York Mellon's prime lending rate plus 0.45% to 1.20% based on consolidated total indebtedness, as defined.  The Company pays a quarterly commitment fee on the unused commitment amount of 0.15% to 0.25% based on outstanding borrowings during the year. The Company's ability to borrow under the Facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The principal financial covenants limit the Company's level of secured and unsecured indebtedness, including preferred stock, and additionally require the Company to maintain certain debt coverage ratios. The Company was in compliance with such covenants at October 31, 2022. The Facility includes market standard provisions for determining the benchmark replacement rate for LIBOR.

As of October 31, 2022, $94 million was available to be drawn on the Facility.

During the fiscal year ended October 31, 2022, the Company borrowed $40.5 million on its Facility to fund capital improvements to our properties, property acquisitions and for general corporate purposes.  During the fiscal years ended October 31, 2022 and 2021, the Company re-paid $10.0 million and $35.0 million, respectively, on its Facility with available cash, and proceeds from mortgage refinancings.

In March 2022, the Company repaid with available cash its existing $3.1 million first mortgage secured by Van Houten Farms shopping center in Passaic, NJ.

In February 2022, the Company refinanced its existing $22.8 million first mortgage secured by The Dock Shopping Center in Stratford, CT.  The new mortgage has a principal balance of $35.0 million, a term of 10 years, and requires payments of principal and interest at a variable rate based on the SOFR, plus an applicable spread.  Concurrent with entering into the mortgage, the Company entered into an interest rate swap agreement with the lender as the counterparty, which converts the variable rate based on SOFR to a fixed rate of interest of 3.05% per annum.

In December 2021, the Company refinanced its existing $6.5 million first mortgage secured by the Boonton Acme shopping center located in Boonton, NJ.  The new mortgage has a principal balance of $11.0 million, a term of 10 years, and requires payments of principal and interest at a fixed rate of 3.45%.

In October 2021, the Company refinanced its existing $16.4 million first mortgage secured by Village Shopping Center in New Providence, NJ.  The new mortgage has a principal balance of $21.0 million, has a term of 10 years, and requires payments of principal and interest at a fixed rate of 3.50%

Interest paid in the years ended October 31, 2022, 2021 and 2020 was approximately $12.6 million, $13.0 million and $13.3 million, respectively.

(5) CONSOLIDATED JOINT VENTURES AND REDEEMABLE NONCONTROLLING INTERESTS

The Company has an investment in four joint ventures, UB Orangeburg, LLC ("Orangeburg"), McLean Plaza Associates, LLC ("McLean") and UB Dumont I, LLC ("Dumont") each of which owns a commercial retail property, and UB High Ridge, LLC ("High Ridge"), which owns three commercial real estate properties.  The Company has evaluated its investment in these four joint ventures and has concluded that these joint ventures are fully controlled by the Company and that the presumption of control is not offset by any rights of any of the limited partners or non-controlling members in these ventures and that the joint ventures should be consolidated into the consolidated financial statements of the Company in accordance with ASC Topic 810, "Consolidation."  The Company’s investment in these consolidated joint ventures is more fully described below:

Orangeburg

The Company, through a wholly-owned subsidiary, is the managing member and owns a 43.8% interest in Orangeburg, which owns a drug store-anchored shopping center. The other member (non-managing) of Orangeburg is the prior owner of the contributed property who, in exchange for contributing the net assets of the property, received units of Orangeburg equal to the value of the contributed property less the value of the assigned first mortgage payable. The Orangeburg operating agreement provides for the non-managing member to receive an annual cash distribution equal to the regular quarterly cash distribution declared by the Company for one share of the Company’s Class A Common stock, which amount is attributable to each unit of Orangeburg ownership. The annual cash distribution is paid from available cash, as defined, of Orangeburg. The balance of available cash, if any, is fully distributable to the Company. Upon liquidation, proceeds from the sale of Orangeburg assets are to be distributed in accordance with the operating agreement. The non-managing member is not obligated to make any additional capital contributions to the partnership. Orangeburg has a defined termination date of December 31, 2097.  Since purchasing this property, the Company has made additional investments in the amount of $6.8 million in Orangeburg and as a result as of October 31, 2022 its ownership percentage has increased to 43.8% from approximately 2.92% at inception.

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

High Ridge

The Company is the managing member and owns a 29.2% interest in High Ridge.  The Company's initial investment was $5.5 million, and the Company has purchased additional interests totaling $11.1 million and contributed $1.5 million in additional equity to the venture through October 31, 2022.  High Ridge, either directly or through a wholly-owned subsidiary, owns three commercial real estate properties, High Ridge Shopping Center ("High Ridge Center"), a grocery-anchored shopping center, and two single tenant commercial retail properties, one leased to JP Morgan Chase and one leased to CVS.  Two properties are located in Stamford, CT and one property is located in Greenwich, CT.  High Ridge Center is a shopping center anchored by a Trader Joe's grocery store.  The properties were contributed to the new entities by the former owners who received units of ownership of High Ridge equal to the value of properties contributed less liabilities assumed.  The High Ridge operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.22% of their invested capital.

Dumont

The Company is the managing member and owns a 37.8% interest in Dumont. The Company's initial investment was $3.9 million, and the Company has purchased additional interests totaling $798,000 through October 31, 2022.  Dumont owns a retail and residential real estate property, which retail portion is anchored by a Stop & Shop grocery store.  The property is located in Dumont, NJ.  The property was contributed to the new entity by the former owners who received units of ownership of Dumont equal to the value of contributed property less liabilities assumed.   The Dumont operating agreement provides for the non-managing members to receive an annual cash distribution, currently equal to 5.03% of their invested capital.

New City

In March 2022, the Company redeemed the remaining noncontrolling interests in New City for $502,000. After the redemption, the Company's ownership of New City increased from 84.3% to 100%. New City owns a single tenant retail real estate property located in New City, NY, which is leased to a savings bank.  In addition, New City rents certain parking spaces on the property to the owner of an adjacent grocery-anchored shopping center.

Noncontrolling interests:

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, “Consolidation.” Because the limited partners or noncontrolling members in Orangeburg, McLean, High Ridge and Dumont have the right to require the Company to redeem all or a part of their limited partnership or limited liability company units for cash, or at the option of the Company shares of its Class A Common stock, at prices as defined in the governing agreements, the Company reports the noncontrolling interests in the consolidated joint ventures in the mezzanine section, outside of permanent equity, of the consolidated balance sheets at redemption value which approximates fair value. The value of the Orangeburg, McLean and a portion of the High Ridge and Dumont redemptions are based solely on the price of the Company’s Class A Common stock on the date of redemption.   For the years ended October 31, 2022 and 2021, the Company increased/(decreased) the carrying value of the non-controlling interests by $(1.9) million and $10.5 million, respectively, with the corresponding adjustment recorded in stockholders' equity.

The following table sets forth the details of the Company's redeemable non-controlling interests (amounts in thousands):

	October 31,
	2022	2021
Beginning Balance	$67,395	$62,071
Partial Redemption of High Ridge Noncontrolling Interest	(2,681)	(5,126)
Redemption of New City Noncontrolling Interest	(502)	-
Partial Redemption of Dumont Noncontrolling Interest	(168)	-
Redemption of UB Rye, LLC Noncontrolling Interest	(546)	-
Change in Redemption Value	(1,948)	10,450
Ending Balance	$61,550	$67,395

(6) INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED JOINT VENTURES

At October 31, 2022 and 2021, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses) (amounts in thousands):

	October 31,
	2022	2021
Chestnut Ridge Shopping Center (50%)	$11,617	$12,188
Gateway Plaza (50%)	5,858	6,845
Putnam Plaza Shopping Center (66.67%)	4,952	3,231
Midway Shopping Center, L.P. (11.792%)	3,647	3,982
Applebee's at Riverhead (50%)	2,789	2,058
81 Pondfield Road Company (20%)	723	723
Total	$29,586	$29,027

Chestnut Ridge

The Company, through a wholly-owned subsidiary, owns a 50% undivided tenancy-in-common equity interest in the 76,000 square foot Chestnut Ridge Shopping Center located in Montvale, New Jersey (“Chestnut”), which is anchored by a Fresh Market grocery store.

Gateway Plaza and Applebee's at Riverhead

The Company, through two wholly-owned subsidiaries, owns a 50% undivided tenancy-in-common equity interest in the Gateway Plaza Shopping Center ("Gateway") and Applebee's at Riverhead ("Applebee's").  Both properties are located in Riverhead, New York (together the “Riverhead Properties”).  Gateway, a 198,500 square foot shopping center anchored by a 168,000 square foot Walmart which also has 27,000 square feet of in-line space that is leased and a 3,500 square foot outparcel that is leased.  Applebee's has a 5,400 square foot free-standing Applebee’s restaurant with a 7,200 square foot pad site that is leased.

On July 1, 2022, Gateway refinanced its existing $10.8 million non-recourse first mortgage loan prior to the original maturity date and incurred a prepayment penalty of $220,000, which was paid to the prior lender at the date of repayment.  The new $14.0 million mortgage loan matures on July 1, 2032 and requires payments of interest only for the first 7 years at a rate equal to the SOFR plus 1.75% and then requires payments of principal and interest for the duration of the loan.  Concurrent with entering into the mortgage, Gateway entered into an interest rate swap agreement, which converts the variable rate based on SOFR to a fixed interest rate of 4.07% per annum for the term of the mortgage note.

Putnam Plaza Shopping Center

The Company, through a wholly-owned subsidiary, owns a 66.67% undivided tenancy-in-common equity interest in the 189,000 square foot Putnam Plaza Shopping Center (“Putnam Plaza”), which is anchored by a Tops grocery store.

Putnam Plaza has a first mortgage payable in the amount of $17.7 million. The mortgage requires monthly payments of principal and interest at a fixed rate of 4.81% and will mature in 2028.

Midway Shopping Center, L.P.

The Company, through a wholly-owned subsidiary, owns an 11.792% equity interest in Midway Shopping Center L.P. (“Midway”), which owns a 247,000 square foot grocery-anchored shopping center in Westchester County, New York. Although the Company only has an 11.792% equity interest in Midway, it controls 25% of the voting power of Midway, and as such, has determined that it exercises significant influence over the financial and operating decisions of Midway but does not control the venture and accounts for its investment in Midway under the equity method of accounting.

The Company has allocated the $7.4 million excess of the carrying amount of its investment in and advances to Midway over the Company's share of Midway's net book value to real property and is amortizing the difference over the property's estimated useful life of 39 years. The remaining unamortized balance at October 31, 2022 is $5.1 million.

Midway currently has a non-recourse first mortgage payable in the amount of $23.7 million. The loan requires payments of principal and interest at the rate of 4.80% per annum and will mature in 2027.

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

The following table provides a disaggregation of lease income recognized during the years ended October 31, 2022, 2021 and 2020, under ASC Topic 842, "Leases," as either fixed or variable lease income based on the criteria specified in ASC Topic 842 (in thousands):

	October 31,
	2022	2021	2020

Operating lease income:
Fixed lease income (Base Rent)	$102,587	$98,918	$98,678
Variable lease income (Recoverable Costs)	34,067	35,090	28,889
Other lease related income, net:
Above/below market rent amortization	972	570	706
Uncollectable amounts in lease income	(13)	(1,529)	(3,916)
ASC Topic 842 cash basis lease income reversal	47	(2,685)	(3,416)

Total lease income	$137,660	$130,364	$120,941

Future minimum rents under non-cancelable operating leases for the next five years and thereafter, excluding variable lease payments, are as follows (in thousands):

Fiscal Year Ending
2023 (a)	$95,060
2024	85,624
2025	73,713
2026	64,768
2027	56,057
Thereafter	229,029
Total	$604,251

 (a) The amounts above are based on existing leases in place at October 31, 2022.

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

The following tables set forth the dividends declared per Common share and Class A Common share and tax status for Federal income tax purposes of the dividends paid during the fiscal years ended October 31, 2022 and 2021:

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 14, 2022	$0.2145	$0.20704	$0.00426	$0.00319	$0.2375	$0.22924	$0.004721	$0.00354
April 14, 2022	$0.2145	$0.20704	$0.00426	$0.00319	$0.2375	$0.22924	$0.004721	$0.00354
July 15, 2022	$0.2145	$0.20704	$0.00426	$0.00319	$0.2375	$0.22924	$0.004721	$0.00354
October 14, 2022	$0.2145	$0.20704	$0.00426	$0.00319	$0.2375	$0.22924	$0.004721	$0.00354
	$0.858	$0.82816	$0.01704	$0.01276	$0.95	$0.91696	$0.018884	$0.01416

	Common Shares				Class A Common Shares
Dividend Payment Date	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion	Gross Dividend Paid Per Share	Ordinary Income	Capital Gain	Non-Taxable Portion

January 15, 2021	$0.125	$0.10924	$0.01576	$-	$0.14	$0.12235	$0.01765	$-
April 16, 2021	$0.125	$0.10924	$0.01576	$-	$0.14	$0.12235	$0.01765	$-
July 16, 2021	$0.207	$0.18090	$0.02610	$-	$0.23	$0.20100	$0.02900	$-
October 15, 2021	$0.207	$0.18090	$0.02610	$-	$0.23	$0.20100	$0.02900	$-
	$0.664	$0.58028	$0.08372	$-	$0.74	$0.64670	$0.09330	$-

The Company has a Dividend Reinvestment and Share Purchase Plan (as amended, the "DRIP"), that permits stockholders to acquire additional shares of Common Stock and Class A Common Stock by automatically reinvesting dividends.  During fiscal 2022, the Company issued 3,600 shares of Common Stock and 7,538 shares of Class A Common Stock (3,341 shares of Common Stock and 5,355 shares of Class A Common Stock in fiscal 2021) through the DRIP.  As of October 31, 2022, there remained 322,469 shares of Common Stock and 368,003 shares of Class A Common Stock available for issuance under the DRIP.

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

Stock Repurchase
Following its initial December 2013 authorization, in June 2017, our Board of Directors re-approved a share repurchase program ("Prior Repurchase Program") for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions.  For year ended October 31, 2022, the Company repurchased  716,934 shares of Class A Common Stock at an average price per share of $17.56 and 12,877 shares of Common Stock at an average price per share of $17.80 under the Prior Repurchase Program. For  the year ended October 31, 2021, the Company repurchased  29,154 shares of Class A Common Stock at an average price per share of $19.15 and 29,154 shares of Common Stock at an average price per share of $16.76 under the Prior Repurchase Program.

On October 3, 2022, our Board of Directors re-approved a new share repurchase program (“Current Repurchase Program”) for the repurchase of up to 2,000,000 shares, in the aggregate, of Common Stock and Class A Common Stock in open market transactions. The Current Repurchase Program was announced on October 3, 2022 and has no set expiration date.  The timing and actual number of shares purchased under the program depend upon marketplace conditions and other factors.  For the year ended October 31, 2022, the Company repurchased 485,998 shares of Class A Common stock at an average price per share of $17.07 and 6,840 shares of Common stock at an average price per share of $17.91 under the Current Repurchase Program.

In addition, from November 1, 2022 to December 19, 2022, the Company repurchased 116,016 shares of Class A Common Stock at an average price per share of $18.39 and 287 shares of Common Stock at an average price per share of $18.40 under the Current Repurchase Program through a Rule 10b5-1(c)(1) agreement entered into between the Company and its broker Deutsche Bank Securities Inc.

As of the date of this report, the Company has purchased 602,014 shares of Class A Common Stock and 7,127 Shares of Common Stock under the Current Repurchase Program.  From the inception of all repurchase programs, the Company has purchased 2,268,093 shares of Class A Common Stock and 53,758 shares of Common stock.

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

In fiscal 2022, the Company awarded 109,500 shares of Common Stock and 149,000 shares of Class A Common Stock to participants in the Plan. The grant date fair value of restricted stock grants awarded to participants in 2022 was approximately $5.2 million. As of October 31, 2022, there was $12.4 million of unamortized restricted stock compensation related to non-vested restricted stock grants awarded under the Plan. The remaining unamortized expense is expected to be recognized over a weighted average period of 4.6 years. For the years ended October 31, 2022, 2021 and 2020, amounts charged to compensation expense totaled $3,657,000, $3,938,000 and $5,523,000, respectively. The year ended October 31, 2020 amount charged to compensation expense includes $1.4 million related to the accelerated vesting of previously unamortized restricted stock compensation as the result of the death of our Chairman Emeritus, Charles J. Urstadt, in March 2020.

A summary of the status of the Company's non-vested restricted stock awards as of October 31, 2022, and changes during the year ended October 31, 2022 is presented below:

	Common Shares		Class A Common Shares
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested at October 31, 2021	927,800	$17.08	521,700	$20.12
Granted	109,500	$18.47	149,000	$21.32
Vested	(103,100)	$18.30	(87,100)	$23.45
Forfeited	-	$-	(36,300)	$19.49
Non-vested at October 31, 2022	934,200	$17.11	547,300	$19.96

Profit Sharing and Savings Plan
The Company has a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Internal Revenue Code. Under the 401K Plan, the Company made contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $277,000, $267,000 and $253,000 in each of the three years ended October 31, 2022, 2021 and 2020, respectively. The Company also has an Excess Benefit and Deferred Compensation Plan that allows eligible employees to defer benefits in excess of amounts provided under the Company's 401K Plan and a portion of the employee's current compensation.

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

The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves ("significant other observable inputs.") The fair value calculation also includes an amount for risk of non-performance using "significant unobservable inputs" such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2022 and 2021, that the fair value associated with the "significant unobservable inputs" relating to the Company's risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon "significant other observable inputs".

The Company measures its redeemable noncontrolling interests and interest rate swap derivatives at fair value on a recurring basis.  The fair value of these financial assets and liabilities was determined using the following inputs at October 31, 2022 and 2021 (amounts in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 31, 2022

Assets:
Interest Rate Swap Agreements	$15,856	$-	$15,856	$-

Liabilities:
Redeemable noncontrolling interests	$61,550	$11,979	$49,571	$-

October 31, 2021

Assets:
Interest Rate Swap Agreements	$515	$-	$515	$-

Liabilities:
Interest Rate Swap Agreements	$6,735	$-	$6,735	$-
Redeemable noncontrolling interests	$67,395	$20,283	$46,566	$546

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

The estimated fair value of mortgage notes payable and other loans was approximately $278 million and $300 million at October 31, 2022 and October 31, 2021, respectively. The estimated fair value of mortgage notes payable is based on discounting the future cash flows at a year-end risk adjusted borrowing rates currently available to the Company for issuance of debt with similar terms and remaining maturities. These fair value measurements fall within level 2 of the fair value hierarchy.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts from October 31, 2021, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

(11) COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.  At October 31, 2022, the Company had commitments of approximately $10.5 million for tenant-related obligations.

(12) SUBSEQUENT EVENTS

On December 14, 2022, the Board of Directors of the Company declared cash dividends of $0.2250 for each share of Common Stock and $0.2500 for each share of Class A Common Stock.  The dividends are payable on January 14, 2023 to stockholders of record on January 5, 2023. The Board of Directors also ratified the actions of the Company’s compensation committee authorizing awards of 109,800 shares of Common Stock and 151,750 shares of Class A Common Stock to certain officers, directors and employees of the Company effective January 3, 2023, pursuant to the Company’s restricted stock plan.  The fair value of the shares awarded totaling $4.9 million will be charged to expense over the requisite service periods (see Note 1).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Urstadt Biddle Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Urstadt Biddle Properties, Inc. (the “Company”) as of October 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2022, and the related notes and schedule listed in the Index at Item 15(A)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 12, 2023, expressed an unqualified opinion.

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

Real Estate Investments: Determination of Impairment Indicators

The Company’s evaluation of real estate investments for impairment involves an initial assessment of each real estate investments to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate investments are no longer recoverable. The Company’s criteria for possible impairment indicators include computations of property fair value based on net operating income (“NOI”), and a future cash flow analysis. If the Company believes there is an indication of possible impairment, management evaluates its real estate investments by comparing detailed undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount of the property. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset and any potential impairment charge.

The Company makes significant assumptions to evaluate real estate assets for possible indicators of impairment. Changes in these assumptions could result in additional analysis or, in some cases, an impairment charge. Given the Company’s evaluation of possible indicators of impairment of real estate assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required a high degree of auditor judgment.

Our audit procedures related to the evaluation of real estate investments for possible indicators of impairment included the following, among others:
-
We obtained an understanding of management’s process to identify indicators of impairment and we evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment.

-
We evaluated management’s property by property analysis by testing real estate assets for possible indicators of impairment, including searching for adverse asset-specific and/or market conditions, as well as assessing the properties’ holding periods, including expected asset dispositions.

-	We analyzed and independently calculated estimated fair vales and future cash flow analysis used by management in their assessment of impairment indicators.
-	We independently analyzed properties experiencing a significant decrease in NOI and evaluated whether such properties resulted in potential indicators of impairment.
-
We performed inquiries with management to determine whether factors were identified in the current period that may be an impairment indicator, including changes in tenant vacancies, expected holding periods, or changes in market rental rates.

/s/ PKF O'Connor Davies, LLP

We have served as the Company’s auditor since 2006.

New York, New York
January 12, 2023

URSTADT BIDDLE PROPERTIES INC.
October 31, 2022
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(In thousands)

COL. A	COL. B		COL. C		COL. D		COL. E		COL. F	COL G/H	COL. I
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Totals	Accumulated Depreciation (b)	Date Constructed/Acquired	Life on which depreciation for building and improvements in latest income statement is computed (c)
Real Estate Subject to Operating Leases (a):
Office Buildings:
Greenwich, CT	$-	$708	$1,641	$-	$505	$708	$2,146	$2,854	$1,020	2001	31.5
Greenwich, CT	-	488	1,139	-	570	488	1,709	2,197	932	2000	31.5
Greenwich, CT	-	570	2,359	-	1,281	570	3,640	4,210	1,911	1998	31.5
Greenwich, CT	-	199	795	(1)	565	198	1,360	1,558	780	1993	31.5
Greenwich, CT	-	111	444	1	321	112	765	877	438	1994	31.5
	-	2,076	6,378	-	3,242	2,076	9,620	11,696	5,081
Retail Properties:
Bronxville, NY	-	60	239	95	770	155	1,009	1,164	317	2009	39
Yonkers, NY	-	30	121	183	734	213	855	1,068	286	2009	39
Yonkers, NY	-	30	121	85	342	115	463	578	155	2009	39
New Milford, CT	-	2,114	8,456	110	887	2,224	9,343	11,567	3,409	2008	39
New Milford, CT	-	4,492	17,967	166	3,521	4,658	21,488	26,146	7,380	2010	39
Newark, NJ	9,601	5,252	21,023	-	2,233	5,252	23,256	28,508	8,927	2008	39
Waldwick, NJ	-	1,266	5,064	-	41	1,266	5,105	6,371	1,942	2007	39
Emerson NJ	68	3,633	14,531	-	1,949	3,633	16,480	20,113	6,736	2007	39
Pelham, NY	-	1,694	6,843	-	149	1,694	6,992	8,686	2,941	2006	39
Stratford, CT	34,143	10,173	40,794	3,928	27,901	14,101	68,695	82,796	26,255	2005	39
Yorktown Heights, NY	-	5,786	23,221	-	16,271	5,786	39,492	45,278	14,102	2005	39
Rye, NY	-	909	3,637	-	293	909	3,930	4,839	1,882	2004	39
Rye, NY	-	483	1,930	-	106	483	2,036	2,519	956	2004	39
Rye, NY	-	239	958	-	64	239	1,022	1,261	486	2004	39
Rye, NY	-	695	2,782	-	20	695	2,802	3,497	1,335	2004	39
Somers, NY	-	4,318	17,268	-	594	4,318	17,862	22,180	8,761	2003	39
Westport, CT	-	2,076	8,305	-	896	2,076	9,201	11,277	4,542	2003	39
Orange, CT	-	2,320	10,564	-	6,180	2,320	16,744	19,064	6,993	2003	39
Stamford, CT	44,324	17,964	71,859	2	4,708	17,966	76,567	94,533	38,841	2002	39
Danbury, CT	-	2,459	4,566	-	1,118	2,459	5,684	8,143	3,111	2002	39
Briarcliff, NY	-	2,222	5,185	1,234	8,763	3,456	13,948	17,404	4,997	2001	40
Somers, NY	-	1,833	7,383	-	4,578	1,833	11,961	13,794	6,127	1999	31.5
Briarcliff, NY	-	380	1,531	-	300	380	1,831	2,211	998	1999	40
Briarcliff, NY	13,492	2,300	9,708	2	2,567	2,302	12,275	14,577	7,015	1998	40
Ridgefield, CT	-	900	3,793	291	3,515	1,191	7,308	8,499	3,207	1998	40
Darien, CT	23,433	4,260	17,192	-	1,023	4,260	18,215	22,475	10,572	1998	40
Eastchester, NY	-	1,500	6,128	-	2,855	1,500	8,983	10,483	5,113	1997	31
Danbury, CT	-	3,850	15,811	-	1,462	3,850	17,273	21,123	11,394	1995	31.5
Carmel, NY	-	1,488	5,973	-	428	1,488	6,401	7,889	4,221	1995	31.5
Somers, NY	-	821	2,600	-	1,051	821	3,651	4,472	2,237	1992	31.5
Wayne, NJ	17,137	2,492	9,966	-	7,412	2,492	17,378	19,870	9,410	1992	31
Katonah, NY	-	1,704	6,816	-	455	1,704	7,271	8,975	2,241	2010	39
Fairfield, CT	-	3,393	13,574	153	1,236	3,546	14,810	18,356	4,366	2011	39
New Milford, CT	-	2,168	8,672	-	612	2,168	9,284	11,452	2,606	2011	39
Eastchester, NY	-	1,800	7,200	78	607	1,878	7,807	9,685	2,147	2012	39
Orangetown, NY	6,097	3,200	12,800	30	7,767	3,230	20,567	23,797	5,110	2012	39
Greenwich, CT	4,061	1,600	6,401	28	755	1,628	7,156	8,784	1,876	2013	39
Various	-	223	893	-	-	223	893	1,116	219	2013	39
Greenwich, CT	5,065	1,998	7,994	53	331	2,051	8,325	10,376	2,033	2013	39
New Providence, NJ	20,364	6,970	27,880	463	3,004	7,433	30,884	38,317	7,903	2013	39
Bethel, CT	-	1,800	7,200	(18)	828	1,782	8,028	9,810	1,650	2014	39
Bloomfield, NJ	-	2,201	8,804	218	2,390	2,419	11,194	13,613	2,404	2014	39
Boonton, NJ	10,605	3,670	14,680	14	493	3,684	15,173	18,857	3,394	2014	39
Yonkers, NY	5,000	3,060	12,240	333	1,432	3,393	13,672	17,065	2,797	2014	39
Greenwich, CT	6,997	3,223	12,893	6	347	3,229	13,240	16,469	2,757	2014	40
Greenwich, CT	13,582	6,257	25,029	27	1,157	6,284	26,186	32,470	5,416	2014	40
Midland Park, NJ	18,301	8,740	34,960	(44)	907	8,696	35,867	44,563	7,431	2015	39
Pompton Lakes, NJ	-	8,140	32,560	(1,869)	(979)	6,271	31,581	37,852	5,293	2015	39
Wyckoff, NJ	7,265	3,490	13,960	17	344	3,507	14,304	17,811	2,911	2015	39
Kinnelon, NJ	9,670	4,540	18,160	(28)	3,980	4,512	22,140	26,652	6,289	2015	39
Fort Lee, NJ	-	798	3,192	(14)	(55)	784	3,137	3,921	597	2015	39
Harrison, NY	-	2,000	8,000	(10)	1,410	1,990	9,410	11,400	1,665	2015	39
Stamford, CT	19,810	12,686	32,620	-	1,667	12,686	34,287	46,973	5,484	2016	39
Stamford, CT	-	3,691	9,491	-	93	3,691	9,584	13,275	1,504	2016	39
Derby, CT	-	651	7,652	-	286	651	7,938	8,589	1,217	2017	39
Passaic, NJ	-	2,039	5,616	1	1,568	2,040	7,184	9,224	1,218	2017	39
Stamford, CT (HRC)	9,093	17,178	43,677	189	1,221	17,367	44,898	62,265	6,485	2017	39
Stamford, CT (HRChase)	-	2,376	1,458	-	-	2,376	1,458	3,834	209	2017	39
Old Greenwich , CT (HRCVS)	1,006	2,295	2,700	-	4	2,295	2,704	4,999	388	2017	39
Waldwick, NJ	-	2,761	5,571	1	315	2,762	5,886	8,648	806	2017	39
Dumont, NJ	8,989	6,646	15,341	3	440	6,649	15,781	22,430	2,141	2017	39
Ridgefield, CT	-	293	2,782	-	480	293	3,262	3,555	477	2017	39
Yonkers, NY	-	7,525	5,920	1	350	7,526	6,270	13,796	744	2017	39
New City, NY	-	2,494	631	12	4	2,506	635	3,141	72	2017	39
Brewster, NY	11,050	4,106	10,620	2,789	3,383	6,895	14,003	20,898	1,490	2019	39
Shelton, CT	-	11,484	21,804	-	19	11,484	21,823	33,307	419	2022	39

	299,153	235,239	795,310	8,529	139,582	243,768	934,892	1,178,660	298,407

Total	$299,153	$237,315	$801,688	$8,529	$142,824	$245,844	$944,512	$1,190,356	$303,488

URSTADT BIDDLE PROPERTIES INC.
October 31, 2022
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
(In thousands)

	Year Ended October 31,
NOTES:	2022	2021	2020
(a) RECONCILIATION OF REAL ESTATE-OWNED SUBJECT TO OPERATING LEASES
Balance at beginning of year	$1,148,382	$1,149,182	$1,141,770
Property improvements during the year	15,219	14,391	24,443
Properties acquired during the year	33,288	-	-
Properties sold during the year	(4,596)	(6,258)	(11,335)
Property assets fully depreciated and written off	(1,937)	(8,933)	(5,696)
Balance at end of year (e)	$1,190,356	$1,148,382	$1,149,182

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION
Balance at beginning of year	$278,605	$261,325	$241,154
Provision during the year charged to income (d)	27,715	27,494	27,438
Property sold during the year	(895)	(1,281)	(1,571)
Property assets fully depreciated and written off	(1,937)	(8,933)	(5,696)
Balance at end of year	$303,488	$278,605	$261,325

(c)	Tenant improvement costs are depreciated over the life of the related leases, which range from 5 to 20 years.
(d)	The depreciation provision represents the expense calculated on real property only.
(e)	The aggregate cost for Federal Income Tax purposes for real estate subject to operating leases was approximately $932 million at October 31, 2022.

Item 16. Form 10-K Summary.

Not applicable

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URSTADT BIDDLE PROPERTIES INC.
(Registrant)

Dated: January 13, 2023	/s/ Willing L. Biddle
Willing L. Biddle
President and Chief Executive Officer

Dated: January 13, 2023	/s/ John T. Hayes
John T. Hayes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the date indicated have signed this Report below.

/s/ Charles D. Urstadt	January 13, 2023
Charles D. Urstadt
Chairman and Director

/s/ Willing L. Biddle	January 13, 2023
Willing L. Biddle
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ John T. Hayes	January 13, 2023
John T. Hayes
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Kevin J. Bannon	January 13, 2023
Kevin J. Bannon
Director

/s/ Catherine U. Biddle	January 13, 2023
Catherine U. Biddle
Director

/s/ Richard Grellier	January 13, 2023
Richard Grellier
Director

/s/ Robert J. Mueller	January 13, 2023
Robert J. Mueller
Director

/s/ Bryan O. Colley	January 13, 2023
Bryan O. Colley
Director

/s/ Noble Carpenter	January 13, 2023
Noble Carpenter
Director

/s/ Willis H. Stephens Jr.	January 13, 2023
Willis H. Stephens Jr
Director